Form 10QSB
period 1995-03-31
ANALYTICAL SURVEYS INC
filed 1995-05-09
CIK 753048

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                     FORM 10-QSB


           __X__  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1995


                                         or


           _____  Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


                           Commission File Number 0-13111


                              ANALYTICAL SURVEYS, INC.

          (Exact name of small business issuer as specified in its charter)


            Colorado                                84-0846389
            (State of incorporation)      (IRS Employer Identification No.)


            1935 Jamboree Drive
            Colorado Springs, Colorado                 80920
            (Address of principal executive offices) (Zip Code)


            (719) 593-0093
            (Issuer's telephone number)


          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                                                  Yes __X__ No_____


          The number of shares of common stock outstanding as of April 30, 1995 was 2,729,249.

  Part I    Item 1.

                              ANALYTICAL SURVEYS, INC.
                                   BALANCE SHEETS
                                     (Unaudited)
                                                  March 31,               Sept. 30,
                                                     1995                   1994
                                                   _________             _________

  ASSETS

  CURRENT ASSETS
   Cash                                         $    522,891           $   552,232
   Accounts receivable, net of $20,000
      allowance for doubtful accounts              2,198,719             1,699,372
   Unbilled revenues                               4,426,214             3,988,270
   Prepaid expenses                                  212,031               142,556
   Deferred tax assets                                52,304                60,137
                                                   _________             _________

      Total current assets                         7,412,159             6,442,567
                                                   _________             _________

  PROPERTY AND EQUIPMENT, at cost
   Equipment                                       6,162,734             5,766,095
   Furniture and fixtures                            683,228               637,155
   Leasehold improvements                            122,640               121,918
                                                   _________             _________

                                                   6,968,602             6,525,168
                                                   _________             _________

  Less Accumulated depreciation and amortization  (5,353,922)           (4,967,046)
                                                   _________             _________
                                                   1,614,680             1,558,122

  Goodwill, less accumulated amortization             14,558                15,367
                                                   _________             _________

   TOTAL ASSETS                                 $  9,041,396           $ 8,016,056
                                                   =========             =========

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                                   BALANCE SHEETS
                                     (Unaudited)

                                                  March 31,               Sept. 30,
                                                     1995                   1994
                                                   _________             _________


  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
   Notes payable to bank (Note 2)               $          -           $         -
   Current maturities of long-term debt              593,110               647,800
   Billings in excess of costs                       428,332               420,139
   Accounts payable and accrued expenses           1,442,709               758,032
   Accrued payroll and benefits                      456,654               578,929
   Accrued income taxes                                    -               341,824
   Accrued interest payable                            3,983                 2,654
                                                   _________             _________

   Total current liabilities                       2,924,788             2,749,378

  Deferred income tax                                165,364               232,065

  Long-term debt, less current maturities            498,151               391,032

  Deferred compensation                               51,225                47,043
                                                   _________             _________

  Total liabilities                                3,639,528             3,419,518
                                                   _________             _________

  STOCKHOLDERS' EQUITY
   Preferred stock-authorized 2,500,000 shares
      of no par value; none issued and outstanding
   Common stock-authorized 100,000,000 shares
      of no par value; issued and outstanding
      2,690,249 shares at March 31, 1995 and
      2,557,099 shares at September 30, 1994       2,880,441             2,462,283
   Retained earnings                               2,521,427             2,134,255
                                                   _________             _________

   Total stockholders' equity                      5,401,868             4,596,538
                                                   _________             _________

  TOTAL LIABILITIES AND EQUITY                  $  9,041,396          $  8,016,056
                                                   =========             =========

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                      Six Months Ended        Three Months Ended
                                         March 31,                March 31,
                                      1995         1994        1995         1994
                                    _________   _________    _________   _________

  SALES OF SERVICES                $6,192,588  $5,047,927   $3,275,927  $2,706,756
                                    _________   _________    _________   _________

  COSTS AND EXPENSES
    Salaries, wages and benefits    2,449,860   2,206,285    1,279,980   1,116,739
    Subcontractor costs             1,554,310     968,507      798,081     552,249
    General and administrative      1,101,380     960,722      554,682     506,183
    Depreciation and amortization     387,685     376,542      199,486     190,108
                                    _________   _________    _________   _________

                                    5,493,235   4,512,056    2,832,229   2,365,279
                                    _________   _________    _________   _________

  EARNINGS FROM OPERATIONS            699,353     535,871      443,698     341,477
                                    _________   _________    _________   _________

  OTHER INCOME (EXPENSE)
    Interest                          (74,225)   (102,442)     (40,182)    (53,098)
    Miscellaneous Income                   47       1,827           26       1,402
                                    _________   _________    _________   _________

                                      (74,179)   (100,615)     (40,156)    (51,696)
                                    _________   _________    _________   _________

  EARNINGS BEFORE INCOME TAXES        625,175     435,256      403,541     289,781

  INCOME TAX EXPENSE                  238,000     164,796      152,000     109,796
                                    _________   _________    _________   _________

  NET EARNINGS                     $  387,175  $  270,460   $  251,541  $  179,985
                                    =========   =========    =========   =========

  EARNINGS PER SHARE               $     0.13  $     0.10   $     0.09  $     0.07
                                         ====        ====         ====        ====

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                               Six Months Ended       Six Months Ended
                                                  March 31,               March 31,
                                                     1995                   1994
                                                   _________             _________

  CASH FLOWS PROVIDED (USED)
   BY OPERATING ACTIVITIES                     $    (56,493)          $    13,101
                                                   _________             _________

  CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment               (443,434)             (103,725)
                                                   _________             _________
   Net cash used in investing activities            (443,434)             (103,725)
                                                   _________             _________
  CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under notes payable           --               245,000
  Proceeds from issuance of long-term debt           394,108                85,481
  Principal payments of long-term debt              (341,679)            (270,953)
  Proceeds from issuance of common stock             418,158                24,792
                                                   _________             _________

   Net cash provided (used)
         by financing activities                     470,587                84,320
                                                   _________             _________

  Net increase (decrease) in cash                    (29,341)               (6,304)

  Cash at beginning of period                        552,232               238,610
                                                   _________             _________

  Cash at end of period                         $    522,891           $   232,306
                                                   =========             =========

  Supplemental cash flow disclosures:
   Interest paid                                $     72,896           $   101,935
                                                   =========             =========

  Income taxes paid                             $    554,200           $   287,875
                                                   =========             =========

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                   March 31, 1995




                            Notes to Financial Statements
                                     (Unaudited)


          1.   Summary of Significant Accounting Policies

          The accompanying interim financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 1994. They have not been audited by independent auditors.

          The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., at March 31, 1995 and its results of operations for the six and three months ended March 31, 1995 and 1994, and its cash flows for the six months ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature.

          The computation of earnings per common share is based on the weighted average number of shares outstanding plus common stock equivalents as follows:

                    Six months ended March 31, 1995         2,888,000
                    Six months ended March 31, 1994         2,689,304

                    Three months ended March 31, 1995       2,897,000
                    Three months ended March 31, 1994       2,673,526


          2.   Notes Payable to Bank

          Effective February 28, 1995, the Company renewed its line of credit loan agreement with its existing bank for one year at the existing maximum loan amount of $1,250,000. The interest rate was reduced to one-half percent over the bank's published prime lending rate.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                   March 31, 1995





     3.   Stock Options

     The following table summarizes stock option transactions under the Company's four non-qualified stock option plans:

                                                      Shares                 Average
                                                       under               Option Price
                                                      option                per share
                                                     _________              ________

     Outstanding at September 30, 1994                 744,525             $     2.26
      Issued                                                 0
      Exercised                                       (133,150)                  2.13
      Canceled                                          (2,000)                  3.03
                                                     _________

     Outstanding March 31, 1995                        609,375             $     2.28
                                                     =========

     At March 31, 1995:
      Options Exercisable                              372,900
      Available for Grant                              208,975
                                                     =========

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                   March 31, 1995





          Part I    Item 2.

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Results of Operations:

               Three Months Ended March 31, 1995

          Net income (all from continuing operations) for the three months ended March 31, 1995 of $251,541 was 40% higher than the same period of the previous year. Increased production caused sales to increase 21% and earnings from operations to increase 30% for the second quarter of fiscal year 1995 over the same period of the previous year. Salaries, wages and benefits increased 15% over last year as the result of the production volume increases (more employees) and increased wage and salary rates. Increased subcontractor costs reflect increased production by subcontractors. The 10% increase in general and administrative expenses was primarily the result of increased selling and marketing activity. Interest expense was 24% less than the same quarter of the previous year due to reduction of debt, including capitalized leases, through scheduled repayments.

          The effect of common stock equivalents on the average number of shares outstanding during the period increased due to the increase in the average market price of the Company's common stock over the previous year.

               Three Months Ended March 31, 1994

          Net income (all from continuing operations) for the three months ended March 31, 1994 of $179,985 was 38% higher than the same period of 1993. Increased internal production volume and increased production by subcontractors caused sales to increase 22% and earnings from operations to increase 36% for the second quarter of fiscal year 1994 over the previous year. Salaries and general and administrative costs increased over the previous year as the result of the production volume increases. Increased subcontractor costs reflect increased production by subcontractors. Interest expense was 7% more than the same quarter of the previous year due to greater utilization of the line of credit.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                   March 31, 1995




               Six Months Ended March 31, 1995

          Net income (all from continuing operations) for the six months ended March 31, 1995 increased 43% over the first half of 1994. Increased production caused sales to increase 23% and earnings from operations to increase 31%. Salaries expense increased 11% due in part to annual wage increases and increased production. Subcontractor costs increased due to greater production by subcontractors. The 15% increase in general and administrative expenses was primarily the result of increased selling and marketing activity and increased production. Interest expense was 27% less than the same period of the previous year due to reduction of debt, including capitalized leases, through scheduled repayments.

          Cash flow used by operations in the six months ended March 31, 1995 was $56,493 compared to net cash provided by operations of $13,101 in the same six months of the previous year as increased production led to an expected increased investment in unbilled revenues and accounts receivable. The trend to increased unbilled revenue is believed to be a normal fluctuation. The Company maintains an open line of credit to finance the investment in unbilled revenue and accounts receivable. The increase in accounts payable from September 30, 1994 is attributable to normal fluctuations in progress billings from subcontractors.

          Cash flow from investing activities consists primarily of equipment acquisitions required by increased production. Cash flow from financing activities consists of the financing of equipment using capital leases, the scheduled repayment of debt and capitalized leases and proceeds from the exercise of stock options by employees.

          The Company's backlog of contracted work increased to $13,665,000 at March 31, 1995 up 24% from 1994 due to increased volume of new contracts from both new and existing customers. In April 1995, the Company announced that backlog exceeded $14,000,000 for the first time in the Company's history.

          In January, 1995 the Company announced that it was a member of the team selected to negotiate with the State of Connecticut for a potentially significant contract for GIS services. On April 25, 1995, the Company announced that the team had received contracts from the state of Connecticut and entities within the state for a variety of GIS-related services. These contracts, which represent ASI's initial phase of the negotiations in the state were valued at $693,000. Since the January announcement, the state has inaugurated new state officials, which has extended the

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                   March 31, 1995



          negotiation process and reduced state budgets. The resulting master contract commits direct state funding but also allows other GIS users to participate in both the cost and benefits of the project. Several cities have already joined the project.

               Six Months Ended March 31, 1994

          Net income for the six months ended March 31, 1994 increased 42% over the first half of 1993. Increased production caused sales to increase 16% and earnings from operations to increase 34%. Salaries expense increased 10% due in part to annual wage increases and increased production. Subcontractor costs increased due to greater production by subcontractors.

          The Company's backlog of contracted work increased to $10,975,000 at March 31, 1994 up 15% from 1993 due to increased volume of new contracts from both new and existing customers.

          Cash generated by operations increased from a net use of $230,000 in the first six months of 1993 to net cash provided of $13,000 in 1994. Cash generated by operations was reduced in 1993 by a 27% increase in the combination of net unbilled revenue plus accounts receivable less billings in excess of costs. The rate of increased investment in these contract related accounts slowed to 16% in 1994. Cash flow from investing activities consists of routine property and equipment acquisitions. Cash flow from financing activities consists of the proceeds of borrowing on the line of credit, the financing of equipment using capital leases, the scheduled repayment of debt and capitalized leases and the proceeds from the exercise of stock options by employees.

          Liquidity and Capital Resources:

          Current liabilities include a final payment of $180,000 due in April 1995 on a capitalized lease obligation. This debt, originally in the amount of $1,200,000 at an effective interest rate of 17.5% and undertaken in October 1991 to refinance term debt, required monthly payments of $35,280 and the final balloon payment of $180,000. This final payment was paid after the end of the quarterly reporting period using cash on hand.

          Management expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short term borrowings on a bank line of credit. Routine capital expenditures will usually be financed with term debt and/or capital leases. The Company is dependent, however, upon its ability to successfully deliver acceptable products in order to maintain adequate operating cash flows.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                   March 31, 1995



          The Company has not committed to significant capital expenditures at March 31, 1995.


          Part II        Other Information

          Item 4. Submission of Matters to a Vote of Security Holders

          Two matters were voted upon at the Annual Meeting of Shareholders on February 22, 1995:

          (a) All nominees for director listed in the Company's proxy statement were elected; there was no solicitation in opposition to management's nominees. The following directors were re-elected to serve for one year or until the next election of directors:

                                        For            Withheld

               John A. Thorpe           2,029,038      13,660
               Richard P. MacLeod       2,028,404      14,294
               Sidney V. Corder         2,030,038      12,660
               James T. Rothe           2,030,038      12,660
               William H. Hudson        2,030,038      12,660
               Robert H. Keeley         2,030,038      12,660

          (b) The proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending September 30, 1995 was passed:

               For                      2,102,849
               Against                      9,338
               Abstain                      2,471

          Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    10   Material Contracts
                         Bank Loan Agreement dated February 28, 1995.
                    27   Financial Data Schedule

          (b)  Reports on Form 8-K

                    One report on Form 8-K was filed January 6, 1995: Item
                    5. Other events. On January 5, 1995 the registrant announced that it was a member of the team selected to negotiate with the State of Connecticut for a potentially significant contract for GIS services.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                   March 31, 1995




                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   Analytical Surveys, Inc.
                                                   ________________________
                                                               (Registrant)




                        Date May 9, 1995              /s/  Sidney V. Corder
                                                   ________________________
                                                Sidney V, Corder, President
                                                and Chief Executive Officer




                        Date May 9, 1995               /s/  Scott C. Benger
                                                   ________________________
                                        Scott C. Benger, Secretary/Treasurer
                                           (principal financial officer and
                                              principal accounting officer)