Form 10QSB
period 1995-06-30
ANALYTICAL SURVEYS INC
filed 1995-07-28
CIK 753048

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                     FORM 10-QSB


           __X__  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 1995


                                         or


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


          The number of shares of common stock outstanding as of July 27, 1995 was 2,758,749.

  Part I    Item 1.

                              ANALYTICAL SURVEYS, INC.
                                   BALANCE SHEETS
                                     (Unaudited)
                                                   June 30,               Sept. 30,
                                                     1995                   1994
                                                   _________             _________

  ASSETS

  CURRENT ASSETS
   Cash                                         $    451,681           $   552,232
   Accounts receivable, net of $20,000
      allowance for doubtful accounts              2,401,367             1,699,372
   Unbilled revenues                               4,801,064             3,988,270
   Prepaid expenses                                  141,752               142,556
   Deferred tax assets                                49,491                60,137
                                                   _________             _________

      Total current assets                         7,845,355             6,442,567
                                                   _________             _________

  PROPERTY AND EQUIPMENT, at cost
   Equipment                                       6,256,863             5,766,095
   Furniture and fixtures                            713,833               637,155
   Leasehold improvements                            122,640               121,918
                                                   _________             _________

                                                   7,093,335             6,525,168
                                                   _________             _________

  Less Accumulated depreciation and amortization  (5,549,535)           (4,967,046)
                                                   _________             _________
                                                   1,543,801             1,558,122

  Goodwill, less accumulated amortization             14,153                15,367
                                                   _________             _________

   TOTAL ASSETS                                 $  9,403,309           $ 8,016,056
                                                   =========             =========

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                                   BALANCE SHEETS
                                     (Unaudited)
                                                   June 30,               Sept. 30,
                                                     1995                   1994
                                                   _________             _________

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
   Notes payable to bank (Note 2)               $    150,000           $        --
   Current maturities of long-term debt              413,943               647,800
   Billings in excess of costs                       358,067               420,139
   Accounts payable and accrued expenses           1,467,200               758,032
   Accrued payroll and benefits                      447,636               578,929
   Accrued income taxes                               18,235               341,824
   Accrued interest payable                            3,891                 2,654
                                                   _________             _________

   Total current liabilities                       2,858,971             2,749,378

  Deferred income tax                                132,400               232,065

  Long-term debt, less current maturities            451,924               391,032

  Deferred compensation                               53,316                47,043
                                                   _________             _________

  Total liabilities                                3,496,611             3,419,518
                                                   _________             _________

  STOCKHOLDERS' EQUITY
   Preferred stock-authorized 2,500,000 shares
      of no par value; none issued and outstanding
   Common stock-authorized 100,000,000 shares
      of no par value; issued and outstanding
      2,745,874 shares at June 30, 1995 and
      2,557,099 shares at September 30, 1994       3,142,893             2,462,283
   Treasury stock- 23,500 common shares
      at June 30, 1995 (Note 4)                     (124,844)                   --
   Retained earnings                               2,888,649             2,134,255
                                                   _________             _________

   Total stockholders' equity                      5,906,699             4,596,538
                                                   _________             _________

  TOTAL LIABILITIES AND EQUITY                  $  9,403,309           $ 8,016,056
                                                   =========             =========

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                     Nine Months Ended        Three Months Ended
                                          June 30,                 June 30,
                                      1995         1994        1995         1994
                                    _________   _________    _________   _________

  SALES OF SERVICES                $9,768,929  $8,016,589   $3,576,340  $2,968,662
                                    _________   _________    _________   _________

  COSTS AND EXPENSES
    Salaries, wages and benefits    3,802,521   3,341,977    1,352,661   1,135,693
    Subcontractor costs             2,366,228   1,703,603      811,918     735,096
    General and administrative      1,700,046   1,391,894      598,666     431,171
    Depreciation and amortization     583,702     568,482      196,017     191,940
                                    _________   _________    _________   _________

                                    8,452,497   7,005,956    2,959,262   2,493,900
                                    _________   _________    _________   _________

  EARNINGS FROM OPERATIONS          1,316,432   1,010,633      617,078     474,762
                                    _________   _________    _________   _________

  OTHER INCOME (EXPENSE)
    Interest                          (98,697)   (147,458)     (24,472)    (45,016)
    Miscellaneous Income                1,662       1,928        1,615         101
                                    _________   _________    _________   _________

                                      (97,035)   (145,530)     (22,857)    (44,915)
                                    _________   _________    _________   _________

  EARNINGS BEFORE INCOME TAXES      1,219,397     865,103      594,221     429,847

  INCOME TAX EXPENSE                  465,000     328,000      227,000     163,204
                                    _________   _________    _________   _________

  NET EARNINGS                     $  754,397  $  537,103   $  367,221  $  266,643
                                    =========   =========    =========   =========

  EARNINGS PER SHARE               $     0.26  $     0.20   $     0.13  $     0.10
                                         ====        ====         ====        ====

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                              Nine Months Ended       Nine Months Ended
                                                   June 30,               June 30,
                                                     1995                   1994
                                                   _________             _________
  CASH FLOWS PROVIDED (USED)
   BY OPERATING ACTIVITIES                      $    (65,185)          $   413,423
                                                   _________             _________

  CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment               (568,167)             (114,069)
                                                   _________             _________

   Net cash used in investing activities            (568,167)             (114,069)
                                                   _________             _________
  CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under notes payable      150,000                    --
  Proceeds from issuance of long-term debt           459,179                85,481
  Principal payments of long-term debt              (632,144)            (416,972)
  Proceeds from issuance of common stock             680,610                32,830
  Purchase of treasury stock (Note 4)               (124,844)                   --
                                                   _________             _________


   Net cash provided (used)
         by financing activities                     451,681              (298,661)
                                                   _________             _________

  Net increase (decrease) in cash                   (100,551)                  693

  Cash at beginning of period                        552,232               238,610
                                                   _________             _________

  Cash at end of period                         $    451,681           $   239,303
                                                   =========             =========

  Supplemental cash flow disclosures:
   Interest paid                                $     97,460           $   146,835
                                                   =========             =========

  Income taxes paid                             $    624,736           $   343,470
                                                   =========             =========

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1995




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

          The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., at June 30, 1995 and its results of operations for the nine and three months ended June 30, 1995 and 1994, and its cash flows for the nine months ended June 30, 1995 and 1994. All such adjustments are of a normal recurring nature.

          The computation of earnings per common share is based on the weighted average number of shares outstanding plus common stock equivalents as follows:

                    Nine months ended June 30, 1995         2,872,000
                    Nine months ended June 30, 1994         2,682,520

                    Three months ended June 30, 1995        2,994,000
                    Three months ended June 30, 1994        2,670,497


          2.   Notes Payable to Bank

          Effective February 28, 1995, the Company renewed its line of credit loan agreement with its existing bank for one year at the existing maximum loan amount of $1,250,000. The interest rate was reduced to one-half percent over the bank's published prime lending rate.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1995





   3.   Stock Options

   The following table summarizes stock option transactions under the Company's four non-qualified stock option plans:

                                                    Shares                 Average
                                                     under               Option Price
                                                    option                per share
                                                   _________              _________
   Outstanding at September 30, 1994                 744,525             $     2.26
    Granted                                          164,000                   6.00
    Exercised                                       (212,275)                  2.02
    Canceled                                          (2,000)                  3.03
                                                   _________

   Outstanding June 30, 1995                         694,250             $     3.21
                                                   =========

   At June 30, 1995:
    Options Exercisable                              405,875
    Available for Grant                               44,975
                                                   =========

   4.   Treasury Stock

   In June 1995, the Company acquired 23,500 shares of its no par value common stock at $5.3125 per share from the Company's President and Chief Executive Officer. The purchase price was $0.0625 below the closing bid price on the date of the purchase. The transaction was approved by the Company's Board of Directors.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1995





          Part I    Item 2.

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Results of Operations:

               Three Months Ended June 30, 1995

          Net income (all from continuing operations) for the three months ended June 30, 1995 of $367,221 was 38% higher than the same period of the previous year. Increased production caused sales to increase 20% and earnings from operations to increase 30% for the third quarter of fiscal year 1995 over the same period of the previous year. Salaries, wages and benefits increased 19% over last year as the result of the production volume increases. Increased subcontractor costs reflect increased production by subcontractors. The 39% increase in general and administrative expenses was primarily the result of increased activity in the selling, marketing and R & D functions. Interest expense was 46% less than the same quarter of the previous year due to reduction of debt, including capitalized leases, through scheduled repayments.

          The effect of common stock equivalents on the average number of shares outstanding during the period increased due to the increase in the average market price of the Company's common stock over the previous year.

               Three Months Ended June 30, 1994

          Net income (all from continuing operations) for the three months ended June 30, 1994 of $266,643 was 47% higher than the same period of 1993. Increased internal production volume and increased production by subcontractors caused sales to increase 6% and earnings from operations to increase 40% for the third quarter of fiscal year 1994 over the previous year. Salaries increased 3% over the previous year as the result of the production volume increases. Increased subcontractor costs reflect increased production by subcontractors. General and administrative expenses decreased 16% from the same period of the previous year because certain nonrecurring expenses related to recruiting and outside consulting were incurred in 1993 but were not incurred in 1994. Interest expense was 7% less than the same quarter of the previous year due to lower utilization of the line of credit and reduction of debt, including capitalized leases, through scheduled repayments.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1995



               Nine Months Ended June 30, 1995

          Net income (all from continuing operations) for the nine months ended June 30, 1995 increased 40% over the first nine months of 1994. Increased production caused sales to increase 22% and earnings from operations to increase 30%. Salaries expense increased 14% due to increased production. Subcontractor costs increased 39% due to greater production by subcontractors. The 22% increase in general and administrative expenses was primarily the result of increased selling, marketing and R & D activity. Interest expense was 33% less than the same period of the previous year due to reduction of debt, including capitalized leases, through scheduled repayments.

          Cash flow used by operations in the nine months ended June 30, 1995 was $65,185 compared to net cash provided by operations of $413,423 in the same nine months of the previous year as increased production led to an expected increased investment in unbilled revenues and accounts receivable. The increased unbilled revenue is believed to be a normal fluctuation. The Company maintains an open line of credit to finance the investment in unbilled revenue and accounts receivable. The increase in accounts payable from September 30, 1994 is attributable to normal fluctuations in progress billings from subcontractors.

          Cash flow from investing activities consists primarily of equipment acquisitions required by increased production. Cash flow from financing activities consists of the proceeds of borrowing on the open line of credit, the financing of equipment using capital leases, the scheduled repayment of debt and capitalized leases and proceeds from the exercise of stock options by employees. As discussed in Note 4, the company acquired 23,500 shares of its no par value common stock which is held as treasury stock; there are no plans at present to acquire additional treasury stock.

          The Company's backlog of contracted work increased to $11,940,000 at June 30, 1995 up 20% from 1994. In April 1995, the Company announced that backlog exceeded $14,000,000 for the first time in the Company's history.

          In January, 1995 the Company announced that it was a member of the team selected to negotiate with the State of Connecticut for a potentially significant contract for GIS services. On April 25, 1995, the Company announced that the team had received contracts from the state of Connecticut and entities within the state for a variety of GIS-related services. These contracts, which represent ASI's initial phase of the negotiations in the state were valued at $693,000. Since the January announcement, the state has

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1995



          inaugurated new state officials, which has extended the negotiation process and reduced state budgets. The resulting master contract commits direct state funding but also allows other GIS users to participate in both the cost and benefits of the project. Several cities have already joined the project.

               Nine Months Ended June 30, 1994

          Net income for the nine months ended June 30, 1994 increased 45% over the first three quarters of 1993. Increased production caused sales to increase 12% and earnings from operations to increase 37%. Salaries expense increased 7% due in part to annual wage increases and increased production. Subcontractor costs increased 35% due to greater production by subcontractors. General and administrative expenses were 5% lower for the nine months due to the reduced expense for the three months ended June 30, 1994 as described above.

          The Company's backlog of contracted work was $9,952,000 at June 30, 1994.

          Cash generated by operations increased from a net use of $77,000 in the first nine months of 1993 to net cash provided of $413,423 in 1994. Cash generated by operations was reduced in 1993 by a 53% increase in the combination of net unbilled revenue plus accounts receivable less billings in excess of costs. The rate of increased investment in these contract related accounts slowed to 22% in 1994. Cash flow from investing activities consists of routine property and equipment acquisitions. Cash flow from financing activities consists of the proceeds of the financing of equipment using capital leases, the scheduled repayment of debt and capitalized leases and the proceeds from the exercise of stock options by employees.

          Liquidity and Capital Resources:

          Management expects to meet both short-term and long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short term borrowings on a bank line of credit. Routine capital expenditures will usually be financed with term debt and/or capital leases. The Company is dependent, however, upon its ability to successfully deliver acceptable products in order to maintain adequate operating cash flows.

          The Company has not committed to significant capital expenditures at June 30, 1995.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1995



          Part II        Other Information

          Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits


                    27   Financial Data Schedule

          (b)  Reports on Form 8-K

                    None.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1995




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




                                                   Analytical Surveys, Inc.
                                                   ________________________
                                                               (Registrant)




                      Date July 28, 1995              /s/  Sidney V. Corder
                                                   ________________________
                                                Sidney V, Corder, President
                                                and Chief Executive Officer




                      Date July 28, 1995               /s/  Scott C. Benger
                                                   ________________________
                                        Scott C. Benger, Secretary/Treasurer
                                           (principal financial officer and
                                              principal accounting officer)