Form 10KSB40
period 1995-09-30
ANALYTICAL SURVEYS INC
filed 1995-12-28
CIK 753048

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 1O-KSB
      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the Fiscal Year Ended September 30, 1995
                 Commission File Number 0-13111

                    ANALYTICAL SURVEYS, INC.
   (Name of small business issuer as specified in its charter)

                            Colorado
                    (State of incorporation)

                           84-0846389
                 (IRS Employer Identification No.)

                       1935 Jamboree Drive
               Colorado Springs, Colorado   80920
            (Address of principal executive offices)

                         (719) 593-0093
                       (telephone number)

   Securities registered pursuant to Section 12(g) of the Act:
                    No Par Value Common Stock
                      Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for
the past ninety (90) days:     Yes __X__     No_____

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:
                                             Yes __X__ No_____

Issuer's revenue for its most recent fiscal year was $13,538,507.

The aggregate market value of the voting stock held by non-affiliates computed by reference to average bid and asked prices of such stock, as of November 27, 1995 was $16,121,841. The number of shares of common stock outstanding as of November 27, 1995 was 2,832,349.

Item 13(a) on page 24 describes the exhibits filed with the Securities and Exchange Commission and those exhibits incorporated by reference to previously filed documents. Certain sections of the definitive Proxy Statement to be filed for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:    Yes ____
No___X__

Table of Contents

PART I

Item 1.   Description of Business                              2
Item 2.   Description of Property                              4
Item 3.   Legal Proceedings                                    4
Item 4.   Submission of Matters to a Vote
             of Security Holders                               4

PART II

Item 5.   Market for Common Equity and
             Related Stockholder Matters                       4
Item 6.   Management's Discussion and Analysis
             or Plan of Operation                              5
Item 7.   Financial Statements                                 9
Item 8.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure           23

Part III

Item 9.   Directors, Executive Officers, Promoters and
             Control Persons, Compliance with Section 1G(a)
             of the Exchange Act                              24
Item 10.  Executive Compensation                              24
Item 11.  Security Ownership of Certain Beneficial Owners
             and Management                                   24
Item 12.  Certain Relationships and Related Transactions      24
Item 13.  Exhibits and Reports on Form 8-K                    24
Signatures                                                    27

PART I

Item 1.             Description of Business

General

Analytical Surveys, Inc., ("ASI" or the "Company") is a Colorado corporation formed in 1981. ASI's primary business is the production of precision computerized maps and information files used in Geographic Information Systems (GIS). Federal, state and local government agencies and commercial companies use Geographic Information Systems to manage information about features such as utilities, natural resources, streets, land use and property taxation.

A Geographic Information System consists of four components: computer hardware, applications software, computerized maps and computerized information (database) files. ASI produces the last two components of the GIS; ASI does not manufacture or sell the computer hardware or applications software required by GIS end users. ASI produces maps for use on GIS computers from aerial photography using analytical stereoplotters, computer equipment and internally developed proprietary software. The Company also converts existing printed maps and other information into computerized maps and computer information files. The Company's digital imaging department prepares digital orthophotographs by scanning aerial photographs into the computer using a high resolution scanner. The distortions inherent in all aerial photography are then removed using internally developed proprietary software and the resulting digital image is accurate to mapping standards. The final product can be delivered either as a computer data file or as a printed image.

ASI employs subcontractors for tasks outside its expertise such as aerial photography and ground survey. The Company also may use subcontractors for work similar to that performed by ASI in order to expand capacity, meet deadlines, to manage work load and to encourage businesses owned by women and minorities.

The Company engages in research and development activities to develop new production process software and to improve existing process software. Research and development expenditures were $347,321 in fiscal year 1995 and $225,894 in fiscal year 1994.

The industry has grown over the last several years as technical and price improvements in GIS hardware and software have expanded the GIS market by making these systems more attractive to potential customers.

Marketing and Sales

Virtually all of ASI's revenues are earned under fixed price contracts which cover a specific scope of work and the Company is dependent upon its ability to secure new contracts from new as well as existing customers. From time to time, the revenues earned on specific contracts may exceed ten percent of total revenues earned in a year. Those contracts which contributed more than ten percent of revenue in 1995 and 1994 are summarized in the following table.

          Customer                     1995      1994

          Montgomery County, AL        12%         *
          City of Omaha, NE            *         14%
          Prince George's County, MD   *         12%
                     * Less than ten percent

Based on the backlog remaining on these existing contracts at September 30, 1995, none of the existing projects for these customers is expected to contribute more than ten percent of revenue in future years.

Backlog represents the value of revenue not yet earned on contracts awarded to the Company; it increases when new contracts are awarded and decreases as revenue is earned. The Company's backlog was $12,620,000 at September 30, 1995 up from $10,533,000 at the end of 1994. The backlog includes several large projects which will extend over one to three years. These larger projects are usually fixed price agreements which increases the Company's risk due to inflation; however the Company receives the benefit of the improved availability of production work.

The Company employs five sales representatives to market and sell its three primary products throughout the United States and Canada. The Company maintains memberships in professional and trade associations and participates in industry conferences by presenting exhibits and technical papers. Contracts are awarded by customers through direct negotiation, competitive technical evaluation, competitive bid or a combination thereof.

ASI has directed its marketing efforts towards clientele who require high quality digital mapping. Historically, ASI's customers have included cities, counties, engineering companies, utility companies and federal government agencies. Well over half of revenues have been historically derived from state and local government contracts. These contracts may contain termination provisions for the convenience of the customer, lack of appropriated funds or default by the Company. Contracts with the United States Government, which represent less than 10% of ASI's revenues, also may be subject to renegotiation or termination.

Advances in GIS technologies and the decline in the costs of computers have attracted more industrial and municipal customers into the GIS marketplace. In addition, a significant portion of ASI's revenues are generated from utility clients, both commercial and municipal. The Company expects that an increasing share of its new customers will be industrial and municipal GIS users.

The Company is pursuing an expansion of its presence in the utility market. ASI has entered into negotiations for the acquisition of substantially all of the net assets of a company engaged in a similar business for a total consideration of approximately $4,500,000.

ASI is required to furnish performance bonds to customers on some of its contracts. The percentage of the Company's work requiring bonds varies between 20% and 50% depending on the mix of work in progress. Performance bonds are issued by a limited number of insurance companies; the continued availability of bonds depends on the Company's ability to meet the underwriting standards of potential issuers and surety market conditions.

Competition

The Company's management believes approximately five to seven companies are of comparable or greater size and similar capabilities as ASI. ASI and its principal competitors specialize in large computerized mapping projects and they generally compete nationally rather than regionally. Certain large companies, such as SAIC, IBM and Intergraph Corporation and others who are systems integrators or hardware manufacturers with experience in large scale information systems have been or are becoming active in the GIS industry. Industry growth should help ASI by increasing the number of GIS projects, but also may lead to new competition in the areas of ASI's expertise.

ASI seeks to compete on the basis of the quality of its products and the efficiency with which it can provide digital mapping services to customers. The Company uses its internally developed proprietary software as well as commercially available software to automate much of the production process. The Company believes its systematic approach enables it to achieve more consistent quality than it could using more manually intensive methods.

In general, management believes this industry is competitive and certain competitors may have more capital availability than does ASI.

Employees

At September 30, 1995 ASI had 119 full time employees; 98 work in production, 10 in administration and 11 in sales and marketing. Approximately two thirds of the employees hold college degrees, including several with masters degrees, primarily in the fields of photogrammetry, geography, engineering and computer science.

ASI offers its employees a typical benefits package including health, life, disability, and dental insurance, a 401-K tax deferred retirement savings plan, vacations and holidays. The Company does not provide any other pension plan to its employees. ASI does not have a collective bargaining agreement with any of its employees and generally considers relations with its employees to be good.

Item 2.             Description of Property

The Company leases office and production space (approximately 31,700 square feet) in Colorado Springs, Colorado under a ten-year lease which expires in 2004. The existing space (plus a right of first refusal on an additional 6,850 square feet) is adequate for the foreseeable needs of the Company. The Company does not require specialized facilities.

ASI also operates sales offices in Sterling, Virginia (near
Washington, D.C.), Chattanooga, Tennessee and Chicago, Illinois.

Item 3.                Legal Proceedings

The Company is not the subject of any significant outstanding legal proceedings or known claims.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of the year ended September 30, 1995.

PART II

Item 5.Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the NASDAQ National Market System over-the-counter market under the symbol ANLT. The trading volume in ASI's Common stock has ranged from 128,000 shares per month to 713,000 shares per month. This range of trading volume may contribute to stock price volatility and limited trading liquidity.

The following table sets forth the range of high and low prices per share for each quarterly period for the fiscal years ended September 30, 1994 and 1995 as reported by the National Association of Securities Dealers Automated Quotations System (NASDAQ). On April 1, 1995 trading in the Company's Common Stock moved from NASDAQ's Small Cap Market to NASDAQ's National Market System. Price ranges reported in the following table represent the range of bid quotations prior to April 1, 1995 and the trading range after that date. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

Fiscal Year Ended September 30, 1994    High      Low

          First Quarter                $ 3.38    $ 2.50
          Second Quarter                 3.12      2.38
          Third Quarter                  3.00      2.25
          Fourth Quarter                 3.62      2.25

Fiscal Year Ended September 30, 1995

          First Quarter                $ 5.25    $ 3.38
          Second Quarter                 6.25      4.50
          Third Quarter                  7.38      4.88
          Fourth Quarter                 8.75      6.50

American Securities Transfer, Inc., the transfer agent for the shares of ASI's Common Stock, has reported that there were approximately 450 shareholders of record as of September 30, 1995. This does not include an estimated 1,600 investors holding stock in "street name."

On November 27, 1995, the closing bid and asked prices of the Company's Common Stock as reported by NASDAQ were $7.50 and $7.875 respectively.

Holders of the Company's Common Stock are entitled to receive dividends as and when they may be declared by its Board of Directors. No such dividends have ever been paid with respect to the Company's Common Stock and none is anticipated to be paid in the foreseeable future.

Item 6.Management's Discussion and Analysis or Plan of Operation

The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and related notes included elsewhere in this document and with the balance of this Management's Discussion and Analysis:

                                                Year ended September
                                                   1995        1994
Statement of Operations Data
     Sales                                   $13,538,507  11,176,165
     Costs and expenses                       11,519,146   9,696,442
     Other expenses, net                         119,184     184,106
     Income tax expense                          716,000     492,000
                                              ----------  ----------
     Net earnings                              1,184,177     803,617
                                              ==========  ==========
     Earnings per share                      $   .40         .30
                                                 ===         ===

Balance Sheet Data                                  September 30,
                                                   1995        1994
     Current assets                          $ 8,554,444   6,442,567
     Current liabilities                       2,816,212   2,749,378
                                               ---------   ---------
     Working capital                           5,738,232   3,693,189
                                               =========   =========

     Total assets                            $10,047,675   8,016,056
     Long-term debt
       less current portion                      408,078     391,032
     Stockholders' equity                      6,654,688   4,596,538

Results of Operations

The following table summarizes the changes in selected operating indicators. The percentages on the left show the relationship of various income and expense items to net revenues. The percentages on the right measure year to year changes.

     Percentage of Net Revenues*                Percentage Change
                                              Year Ended September 30
                                                 from Prior Year

     1995   1994                                     1995    1994
     100     100    Sales                              21      23

                    Costs and expenses:
                       Salaries, wages and
     39       40       related benefits                17       9
     24       24       Subcontractor costs             23      94
     16       16       General and administrative      22      (4)
      6        7       Depreciation and amortization    3       1
     --       --
     85       87       Total costs and expenses        19      19
     --       --
     15       13    Earnings from operations           36      50

     (1)      (2)   Other income (expense)            (35)     (8)
     --       --
     14       11    Earnings before income taxes       47      66
      5        4    Income tax expense                 46      65
     --       --
      9        7    Net earnings                       47      66
     ==       ==

                 *Totals may not be exact due to rounding.


1995 Compared to 1994

Net income from continuing operations (Net earnings) increased 47 percent to 9 percent of sales because greater production increased sales 21 percent while costs and expenses were up by only 19 percent as discussed below.

Salaries, wages and related benefits increased 17% over the previous year. Approximately 65% of the increase was due to increased number of employees required by increased production. Salaries, wages and related benefits decreased from 40% to 39% of sales because sales increased at a greater rate than salaries, wages and related benefits.

Subcontractor costs include aerial photography, land surveying as well as data conversion services, and are incurred as direct costs on specific contracts. Aggregate subcontractor costs may vary substantially from year to year depending on the mix of project type and stage of production of projects in process
during the year.   Subcontractor costs were up 23% over last year
as the Company has maintained its use of subcontractors to expand production capacity and flexibility and to encourage businesses owned by minorities and women.

General and Administration expenses increased 22% in absolute dollars but were level at 16% of sales. Approximately 42% of the increased expenses were non-salary marketing and selling expenses and 21% of the increased expenses were non-salary research and development expenses.

Other income (expense) consists primarily of interest expense.
Interest expense decreased 35% due to reduced term debt and a decrease in average borrowing on the bank line of credit.

Net cash provided by operating activities was $593,956 in 1995, down 38% from 1994 due primarily to greater investment in accounts receivable and revenues in excess of billings. The
Company's investment in projects (accounts receivable plus revenue in excess of billing less amounts billed in excess of costs) increased in 1995 at a rate greater than sales growth due to the specific progress and billing terms on the current projects. Cash flow from operations improved due to the tax benefit associated with the exercise of employee stock options.
It is unlikely such benefits will recur at levels experienced in 1995.

Cash flows used in investing activities represents the Company's acquisition of new and replacement equipment, furniture and leasehold improvements. Expenditures for equipment increased
271% in 1995 to meet current and expected production requirements.

Cash flows from financing activities include proceeds from the financing of capital expenditures, scheduled principal payments of term debt and cash received from the exercise of stock options by employees. The Company made one purchase of Treasury Stock, however there are no plans to acquire additional Treasury Stock.

The Company's backlog of signed contracts increased to $12,620,000 at September 30, 1995 and the Company continues to work with existing and potential customers to sign new contracts. The Company has been awarded large projects (over $1,000,000) in the past and is actively seeking other large projects which often have longer sales and contract negotiation schedules than smaller projects. The Company continues to seek and perform smaller projects as well.

Liquidity and Capital Resources

Short term liquidity requirements are met primarily through operating receipts supplemented by a bank line of credit with a $1,250,000 limit. At September 30, 1995, the Company's balance on the line of credit was nil. The cost of capital equipment is usually financed through term debt and/or capitalized leases with terms of from three to five years. The company has up to $294,000 available under its line of credit for equipment acquisitions through the end of February 1996. The Company has not committed to any material capital purchases.

The Company has entered into negotiations for the acquisition of substantially all of the net assets of a company engaged in a similar business for a total consideration of approximately $4,500,000. The Company has secured a commitment from a bank to finance substantially all of the cash portion of this transaction if the related negotiations with the seller are successful.

Management expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short term borrowings on a bank line of credit.
Routine capital expenditures will usually be financed with term debt and/or capital leases.

Management believes the line of credit combined with cash flow from operations is adequate to finance ongoing operations. Management also believes the Company will be able to finance any required capital expenditures from a combination of operating cash flows and new term debt or lease arrangements. The Company is dependent however, upon its ability to successfully deliver acceptable products in order to maintain adequate operating cash flows.

Other Risk Factors

The Company faces, as do all businesses, a wide range of increasingly complex legal, regulatory and compliance requirements. The Company is not aware of any substantial risk of loss from product liability litigation nor from noncompliance with environmental, labor or other laws and regulations.

The Company has been awarded several projects with contract values in excess of $1,000,000, usually on a fixed price basis. While these projects provide improved availability of work, the projects may extend over two or three years. The extended production period may increase the Company's exposure to the risk of inflation, changes in customer expectations and customer funding capabilities.

The Company has not paid any dividends since its inception, and there is no intention to pay dividends in the foreseeable future. Under its present bank loan agreement, the Company must obtain the bank's prior written consent should the Company wish to pay a dividend. The bank has agreed to not unreasonably withhold such consent, however there is no assurance that the Company would receive the bank's consent to pay a dividend.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS
121) was issued in March, 1995 by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adopting this statement by the Company is not expected to have a significant effect on the financial statements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future financial statements.

Item 7.               Financial Statements


     Independent Auditors' Report                             10
     Balance Sheets                                           11
     Statements of Operations                                 13
     Statements of Stockholders' Equity                       14
     Statements of Cash Flows                                 15
     Notes to Financial Statements                            16

                  Independent Auditors' Report

The Board of Directors and Stockholders
Analytical Surveys, Inc.:



We have audited the accompanying balance sheets of Analytical Surveys, Inc. as of September 30, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                   KPMG Peat Marwick LLP



Denver, Colorado
November 3, 1995

Analytical Surveys, Inc.
Balance Sheets
September 30, 1995 and 1994



Assets                                                  1995           1994

Current assets:

   Cash                                          $   665,274        552,232
   Accounts receivable,
   net of allowance for doubtful
     accounts of $20,000 in 1995 and
     1994 (notes 2 and 9)                          2,925,094      1,699,372
   Revenue in excess of billings
     (note 2)                                      4,705,020      3,988,270
   Deferred income taxes (note 5)                     49,713         60,137
   Prepaid expenses and other                        209,343        142,556
                                                  ----------      ---------
     Total current assets                          8,554,444      6,442,567
                                                  ----------      ---------

Equipment and leasehold improvements, at cost
     (note 3):
   Equipment                                       5,656,521      5,766,095
   Furniture and fixtures                            735,313        637,155
   Leasehold improvements                            133,711        121,918
                                                  ----------      ---------
                                                   6,525,545      6,525,168
   Less accumulated depreciation
     and amortization                             (5,046,065)    (4,967,046)
                                                  ----------      ---------
                                                   1,479,480      1,558,122

Goodwill, net of accumulated amortization
   net of $11,966 and $10,350 in 1995 and
   1994, respectively                                 13,751         15,367

                                                  ----------      ---------
                                                 $10,047,675      8,016,056
                                                  ==========      =========

                                                                (Continued)

Analytical Surveys, Inc.
Balance Sheets, Continued


Liabilities and Stockholders' Equity                    1995           1994

Current liabilities:

   Current portion of long-term debt (note 3)    $   417,100        647,800
   Billings in excess of costs and revenue
     (note 2)                                        176,934        420,139
   Accounts payable and other accrued liabilities  1,560,227        760,686
   Accrued payroll and benefits                      661,951        578,929
   Income taxes payable                                 --          341,824
                                                  ----------      ---------
     Total current liabilities                     2,816,212      2,749,378

Deferred income taxes (note 5)                       113,290        232,065

Deferred compensation                                 55,407         47,043

Long-term debt, less current portion (note 3)        408,078        391,032
                                                  ----------      ---------
     Total liabilities                             3,392,987      3,419,518
                                                  ----------      ---------
Stockholders' equity (note 6):
   Preferred stock - authorized
   2,500,000 shares of no par value;
   none issued and outstanding                          --            --
Common stock - authorized 100,000,000 shares,
   no par value; issued 2,854,849 and
   2,557,099 shares in 1995 and 1994, respectively 3,461,100      2,462,283
   Treasury stock - 23,500 shares, at cost          (124,844)         --
   Retained earnings                               3,318,432      2,134,255
                                                  ----------      ---------
                                                   6,654,688      4,596,538
                                                  ----------      ---------
Commitments and contingencies (notes 4, 6 and 10)

                                                 $ 10,047,675     8,016,056
                                                   ==========     =========

See accompanying notes to financial statements.

Analytical Surveys, Inc.
Statements of Operations
Years Ended September 30, 1995 and 1994


                                                        1995           1994
Sales                                            $13,538,507     11,176,165
                                                  ----------     ----------
Costs and expenses:
   Salaries, wages, and related benefits           5,246,616      4,475,067
   Subcontractor costs                             3,244,485      2,628,652
   General and administrative                      2,244,207      1,833,691
   Depreciation and amortization                     783,838        759,032
                                                  ----------     ----------
                                                  11,519,146      9,696,442
                                                  ----------     ----------

     Earnings from operations                      2,019,361      1,479,723
                                                  ----------     ----------
Other income (expense):
   Interest income                                     1,689          1,651
   Interest expense                                 (120,462)      (182,760)
   Loss on sale of assets                               (411)        (2,997)
                                                  ----------     ----------
                                                    (119,184)      (184,106)
                                                  ----------     ----------
     Earnings before income taxes                  1,900,177      1,295,617

Income tax expense (note 5)                          716,000        492,000
                                                  ----------     ----------
   Net earnings                                  $ 1,184,177        803,617
                                                  ==========     ==========

Earnings per common and common
equivalent share                                 $     .40            .30
                                                       ===            ===

Weighted average outstanding common  shares and
   common stock equivalents                        2,938,945      2,673,273
                                                  ==========     ==========

See accompanying notes to financial statements.

Analytical Surveys, Inc.
Statements of Stockholders' Equity
Years Ended September 30, 1995 and 1994

                             Common stock         Treasury stock        Retained
                            Shares    Amount     Shares     Amount      earnings    Total

Balance at
   October 1, 1993        2,533,599 $2,407,333      -- $      --       1,330,638  3,737,971
Exercise of stock options    23,500     45,271      --        --            --       45,271
Tax effect relating to
   exercise of stock options   --        9,679      --        --            --        9,679
Net earnings                   --         --        --        --         803,617    803,617
                          ---------  ---------   ------    -------    ----------  ---------
Balance at
   September 30, 1994     2,557,099  2,462,283      --        --       2,134,255  4,596,538
Exercise of stock options   297,750    561,575      --        --            --      561,575
Tax effect relating to
   exercise of stock options   --      437,242      --        --            --      437,242
Acquisition of treasury stock  --         --    (23,500)  (124,844)         --     (124,844)
Net earnings                   --         --        --        --       1,184,177  1,184,177
                          ---------  ---------   ------    -------     ---------  ---------
Balance at
   September 30, 1995     2,854,849 $3,461,100  (23,500) $(124,844)    3,318,432  6,654,688
                          =========  =========   ======    =======     =========  =========

See accompanying notes to financial statements.

Analytical Surveys, Inc.
Statements of Cash Flows
Years Ended September 30, 1995  and 1994

                                                        1995           1994
Cash flows from operating activities:
   Net earnings                                  $ 1,184,177        803,617
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:

     Depreciation and amortization                   783,838        759,032
     Bad debt expense                                   --           22,500
     Loss on sale of assets                              411          2,997
     Deferred income tax benefit                    (108,351)      (120,075)
     Tax effect relating to exercise of
     employee stock options                          437,242          9,679
     Changes in operating assets and liabilities:
          Accounts receivable                     (1,225,722)      (495,612)
          Revenue in excess of billings             (716,750)      (663,142)
          Prepaid expenses and other                 (66,787)        30,060
          Billings in excess of costs and revenue   (243,205)         1,889
          Accounts payable and accrued liabilities   799,541        209,875
          Accrued payroll and benefits                83,022        189,852
          Income taxes payable                      (341,824)       205,980
          Deferred compensation                        8,364          8,363
                                                  ----------       --------
          Net cash provided by
            operating activities                     593,956        965,015
                                                  ----------       --------
Cash flows used by investing activities:
   Purchase of equipment and leasehold improvements (704,287)      (189,642)
   Proceeds from sale of equipment                       296          --
                                                  ----------       --------
          Net cash used by investing activities     (703,991)      (189,642)
                                                  ----------       --------
Cash flows from financing activities:
   Net payments under note payable to bank              --          (85,000)
   Proceeds from issuance of long-term debt          520,936        143,603
   Principal payments on long-term debt             (734,590)      (565,625)
   Exercise of stock options                         561,575         45,271
   Purchase of treasury stock                       (124,844)          --
                                                  ----------       --------
          Net cash provided (used) by
            financing activities                     223,077      (461,751)
                                                  ----------       --------
          Net increase in cash                       113,042        313,622

Cash at beginning of year                            552,232        238,610
                                                  ----------       --------
Cash at end of year                              $   665,274        552,232
                                                  ==========       ========
Supplemental disclosures of cash flow information:
   Cash paid for interest                        $   112,394        172,652
                                                  ==========       ========
   Cash paid for income taxes                    $   765,290        399,045
                                                  ==========       ========

See accompanying notes to financial statements.

Analytical Surveys, Inc.
Notes to Financial Statements

September 30, 1995 and 1994

(1)  Summary of Significant Accounting Policies

     (a)  Revenue Recognition

          The Company recognizes revenue on the percentage of completion method using the cost-to-cost method, whereby the percentage complete is based on costs incurred to date in relation to total estimated costs. Costs associated with sales of services are expensed when incurred. The Company does not combine contracts for purposes of recognizing revenue and, generally, does not segment contracts.

          Revenue in excess of billings represents work completed but not billed. The Company bills customers based upon the terms included in the contract, which is generally upon delivery. When billed, such amounts are recorded as accounts receivable.

          The Company recognizes losses on contracts in the period such loss is determined. The Company does not believe warranty obligations on completed contracts are material.

     (b)  Equipment and Leasehold Improvements

          Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated lives:

               Equipment                          3 -- 10 years
               Furniture and fixtures             5 -- 10 years
               Leasehold improvements                  5 years

          Maintenance, repairs, and renewals which neither add to the value of the asset or extend its useful life are charged to expense as incurred.

     (c)  Earnings Per Share

          The computation of earnings per common share is based on the weighted average number of shares outstanding plus the effect of common stock equivalents.

     (d)  Income Tax

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS
          109). SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (e)  Research and Development Costs

          The Company expenses research and development costs as they are incurred. Research and development costs, which are included in general and administrative expenses in the statement of operations, totaled $347,321 and $225,894 in 1995 and 1994, respectively.

     (f)  Reclassifications

          Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(2)  Accounts Receivable, Revenue in Excess of Billings, and
     Billings in Excess of Costs and Revenue

At September 30, 1995, the time to complete contracts in process ranges from one to thirty-six months, and the Company expects to collect substantially all related accounts receivable and revenue in excess of billings within one year.

Claims by the Company reflected in accounts receivable and revenue in excess of billings at September 30, 1995 were not material.

     The following tables summarize contracts in process
          at September 30:
                                                           1995         1994

          Costs incurred on uncompleted contracts    $15,345,767   10,731,287
          Estimated earnings                          10,522,603    6,747,745
                                                      ----------   ----------
                                                      25,868,370   17,479,032
          Less billings to date                      (21,340,284) (13,910,901)
                                                      ----------   ----------
                                                     $ 4,528,086    3,568,131
                                                      ==========   ==========

Included in the accompanying balance sheets
     as follows:
     Revenue in excess of billings                   $ 4,705,020    3,988,270
     Billings in excess of costs
          and revenue                                   (176,934)    (420,139)
                                                       ---------    ---------
                                                     $ 4,528,086    3,568,131
                                                       ==========   =========

(3)  Long-Term Debt

Long-term debt consists of the following at September 30:

                                                   1995        1994


Term notes payable in monthly
     installments of $8,215, including
     interest ranging from 7.95% to 9.40%,
     final maturity in November 1996,
     secured by certain equipment            $   82,209     169,680

Note payable to a bank under a $1,250,000
     equipment draw-down term loan, bearing
     interest at effective rates ranging from
     8.13% to 12% at September 30, 1995,
     monthly payments of $34,891, final
     maturity in November 1998, secured by
      certain equipment                         742,969     488,069

Capitalized lease obligation, effective
     interest rate of 17.5%, monthly
     payments of $35,280, repaid in fiscal
     year 1995                                     --       381,083
                                                -------   ---------
                                                825,178   1,038,832

     Less current portion                      (417,100)   (647,800)
                                                -------   ---------
                                             $  408,078     391,032
                                                =======   =========


Maturities of long-term debt, as of September 30, 1995, are as follows:

     Years ending September 30:
              1996                           $  417,100
              1997                              268,646
              1998                              131,817
              1999                                7,615
                                                -------
                                             $  825,178
                                                =======

The Company's note payable to a bank under a $1,250,000 equipment draw-down term loan contains restrictive covenants which require, among other things, the maintenance of certain financial ratios and includes certain limitations on capital expenditures and dividend payments.

The Company has a $1,250,000 revolving line of credit bearing interest at .5% over the base rate (9.25% effective rate at September 30, 1995). The line of credit is collateralized by the assignment of accounts receivable and officers life insurance and expires February 28, 1996. No borrowings were outstanding as of September 30, 1995 and 1994.

(4)  Leases

The Company leases its facilities under operating leases.
Amounts due under noncancelable operating leases with terms of one year or more at September 30, 1995 are as follows:

                                              Operating
                                                 leases

     Years ending September 30:

             1996                            $  301,631
             1997                               301,011
             1998                               295,498
             1999                               313,610
             2000                               332,990
             Thereafter                       1,483,514
                                              ---------
     Total minimum lease payments            $3,028,254
                                              =========


Rent expense for operating leases totaled $302,303 and $276,818 for the years ended September 30, 1995
and 1994, respectively.

(5)  Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows:

                                                   1995        1994

Current:
     Federal                                 $  712,860     530,343
     State and local                            111,491      81,732
                                                -------     -------
                                                824,351     612,075
                                                -------     -------
Deferred:
     Federal                                    (93,826)   (103,980)
     State and local                            (14,525)    (16,095)
                                                -------     -------
                                               (108,351)   (120,075)
                                                -------     -------

                                             $  716,000     492,000
                                                =======     =======

Expected income tax expense computed at the federal statutory rate of 34% differs from actual income tax expense for the years ended September 30 is as follows:

                                                   1995        1994
Computed "expected"
     income tax expense                      $  646,000  $  441,000
State income taxes,
     net of federal tax effect                   63,000      43,000
Other                                             7,000       8,000
                                                -------     -------
     Income tax expense                      $  716,000     492,000
                                                =======     =======
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, are presented below.

                                                   1995        1994
Current deferred tax assets and liabilities:
Accounts receivable,
     principally due to allowance for
      doubtful accounts                      $    7,460       7,460
Accrued liabilities, principally
     due to accrued compensated absences
     for financial statement purposes            62,162      68,529
Deferred compensation due to expense
     related to stock options issued under
     the 1988 ASI Stock Option Plan               7,539      11,048
Prepaid expenses, principally due
     to marketing commissions expensed
     for income tax purposes                    (27,448)    (26,900)
                                                 ------      ------
     Total net current
     deferred tax asset                      $   49,713      60,137
                                                 ======      ======


Non-current deferred tax assets and liabilities:
Deferred compensation due to
     expense accrued for
     financial statement purposes            $   20,667      17,547
Equipment and leasehold improvements,
     principally due to differences in
     depreciation                              (133,957)   (249,612)
                                                -------     -------
     Total net non-current
     deferred tax liability                  $ (113,290)   (232,065)
                                                =======     =======

(6) Stockholders' Equity and Stock Options

The Board of Directors may issue preferred stock with rates of dividends, voting rights, redemption prices, liquidation prices, liquidation premiums, conversion rights, and requirements as to any sinking or purchase fund without a vote of the shareholders.

In 1989, the Company entered into a stock redemption agreement with its founder, who is also its chairman, chief technical officer, and a major shareholder of the Company (the Shareholder). Under the terms of the agreement, the Company may be required under certain events to purchase all or a portion of the common stock owned by the Shareholder. In these instances, the purchase price will be determined based upon the mean between the bid and asked price of the Company's stock on the over-the-counter market. The future events that may require purchase and the related terms are summarized as follows:


                     Minimum shares required                     Payment
   Event (a)         to be purchased                             terms

   Death         The number of shares based upon                 Cash from
                 proceeds  from $1,000,000 life insuranc         insurance policy
                 policy maintained and owned by the Company (b)

   Disability    The number of shares based upon                 Cash from
                 proceeds from $1,000,000                        insurance  policy
                 disability insurance policy
                 maintained and owned by the
                 Company (b)

   Involuntary   Up to all shares owned by                        Cash
   termination,  shareholder
   except for
   cause

     (a) In the event of voluntary termination or involuntary termination for cause, the Company is not required to purchase shares. In the event of voluntary termination, the Company will have the option to purchase up to all shares owned by the Shareholder through the issuance of promissory notes.

     (b) The Company would be required to purchase the minimum shares based upon a request from the Shareholder or his estate. In addition, the Company may be offered the option to purchase all additional shares of the Shareholder, which may be purchased by issuing promissory notes with a three year term.

At September 30, 1995, the Shareholder owned 530,949 shares of the Company's common stock, which represented approximately 19% of the outstanding common stock.

The Company currently has five nonqualified stock option plans. The Board of Directors may grant options to purchase up to 1,177,000 shares of the Company's common stock to officers, directors, and key employees. The exercise price of the options is established by the Board of Directors on the date of grant. Employees may vest in their options either 100% on date of grant or 25% on date of grant and 25% each year thereafter as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from date of grant.

The following summarizes stock option transactions under the plans:

                                              Shares      Option
                                              under        price
                                              option       per share

Outstanding at October 1, 1993                  622,000

     Granted                                    173,000    2.39
     Exercised                                  (23,500)   1.69 to 3.13
     Canceled                                   (26,975)   2.78
                                                -------
Outstanding at September 30, 1994               744,525
     Granted                                    284,000    5.25 to 7.38
     Exercised                                 (297,750)   1.00 to 3.13
     Canceled                                   (19,500)   2.38 to 6.00
                                                -------
Outstanding at September 30, 1995
                                                711,275
                                                =======
At September 30, 1995:
     Options exercisable                        320,400
                                                =======
     Options available for grant                 29,975
                                                =======


The exercise of non-qualified stock options results in state and federal income tax deductions to the Company related to the difference between the market price at the date of exercise and the option price. Common stock was increased by $437,242 and $9,679 in 1995 and 1994, respectively, related to the tax effect of the exercise of stock options.

(7)  Employee Benefit Plan

The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches 50% of the employee contributions up to 4% of their compensation. The Company contributed $60,494 and $52,414 to the Plan in 1995 and 1994, respectively.

(8)  Major Customers

Sales to individual customers amounting to more than 10% of the total sales were as follows:

     Year ended September 30:

          1995                  Customer A 12%
          1994                  Customer B 14%, and Customer C 12%

(9)  Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Financial Accounting Standards Board's Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, consist primarily of accounts receivable with the Company's various customers.

Historically, the Company's customers have included cities, counties, engineering companies, utility companies, and federal government agencies. Substantially more than 50% of revenues have historically been derived from state and local government contracts. In addition, a significant portion of the Company's revenues are generated from utility clients, both commercial and municipal.

The Company's accounts receivable are due from a variety of organizations throughout the United States. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit and collection issues arise. Management's estimates of uncollectible amounts have been adequate in prior years, and management believes that all significant credit and collection risks have been identified and adequately provided for at September 30, 1995.

(10) Pending Transaction

The Company has entered into negotiations for the acquisition of substantially all of the net assets of a company engaged in a similar business for a total consideration of approximately
$4,500,000.

Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 9.Directors, Executive Officers, Promoters and Control Persons,

       Compliance with Section 16(a) of the Exchange Act

Information required by this item is contained in the registrant's definitive proxy statement for its 1996 Annual
Meeting of Shareholders to be filed on or before January 20, 1996 and such information is incorporated herein by reference.

Item 10.             Executive Compensation

Information required by this item is contained in the registrant's definitive proxy statement for its 1996 Annual
Meeting of Shareholders to be filed on or before January 20, 1996 and such information is incorporated herein by reference.

Item 11.Security Ownership of Certain Beneficial Owners and
Management

Information required by this item is contained in the registrant's definitive proxy statement for its 1996 Annual
Meeting of Shareholders to be filed on or before January 20, 1996 and such information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information required by this item is contained in the registrant's definitive proxy statement for its 1996 Annual
Meeting of Shareholders to be filed on or before January 20, 1996 and such information is incorporated herein by reference.

Item 13.        Exhibits and Reports on Form 8-K

(a) Index of Exhibits

     (3) The Exhibits set forth in the following Index of Exhibits are filed as part of this report.

3.  Articles of Incorporation and By-Laws

          3.1 Articles of incorporation (as amended) are incorporated by reference to the Exhibit to the Company's Registration Statement on Form S-18,
          Registration No. 2-93108-D

          3.2 By-laws are incorporated by reference to the Exhibits to the Company's Registration Statement on
          Form S-18, Registration No. 2-93108-D.

4.  Instruments defining the rights of Security Holders including
Indentures

               Form of Stock Certificate (filed with Registration
          Statement No. 2-93108-D and hereby incorporated by reference)

10. Material Contracts

          10.1 Stock Redemption and Repurchase Agreement dated February 14, 1989 between John A. Thorpe, Chairman and Chief Technical Officer, and the registrant, incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1989.

          10.2 Employment Agreement between John A. Thorpe,
          Chairman and Chief Technical Officer, and the registrant, dated June 27, 1994 incorporated herein by reference to registrant's Quarterly Report on Form 10-
          QSB for June 30, 1994.

          10.3 Stock Option Agreement dated July 27, 1990 and amended November 19, 1990 between Sidney V. Corder,
          Chief Executive Officer and President. and the registrant, incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1990.

          10.4 Employment agreement dated June 27, 1994 between
          ASI and Sidney V. Corder, Chief Executive Officer and
          President, incorporated herein by reference to registrant's Quarterly Report on Form 10-QSB for June
          30, 1994.

          10.5 Stock Option Plan dated December 17, 1987, and amended on August 31, 1992 incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

          10.6 1990 Non-Qualified Stock Option Plan dated
          September 21, 1990 and amended and restated on December
          17, 1990, and further amended on August 31, 1992 incorporated herein by reference to registrant's Annual
          Report on Form 10-K for Fiscal Year ended September 30,
          1992.

          10.7 1991 Non-Qualified Stock Option Plan dated
          December 17, 1990, and amended on August 31, 1992 incorporated herein by reference to registrant's Annual
          Report on Form 10-K for Fiscal Year ended September 30,
          1992.

          10.8 1993 Non-Qualified Stock Option Plan dated
          December 11, 1992 incorporated herein by reference to registrant's Proxy Statement dated January 11, 1993.

          10.9 Analytical Surveys, Inc. 401-K Plan dated October 1, 1988, amended and restated May 22, 1992 incorporated herein by reference to registrant's Annual Report on Form lO-K for Fiscal Year ended September 30, 1992.

          10.10 Analytical Surveys, Inc. Incentive Bonus Plan incorporated herein by reference to registrant's Annual
          Report on Form 10-K for Fiscal Year ended September 30,
          1992.

          10.11 Building lease dated August 1, 1994 incorporated herein by reference to registrant's Annual
          Report on Form 10-KSB for the Fiscal Year ended
          September 39, 1994.

          10.12 Agreement to perform mapping services between ASI and Southern New England Telephone Company dated
          September 7, 1995 (included in Section 1 of the exhibits)

          10.13 Employment agreement dated September 20, 1995 between ASI and Scott C. Benger, Senior
          Vice President, Finance and Secretary/Treasurer
          (included in Section 2 of the exhibits)

          10.14 Employment agreement dated September 20, 1995 between ASI and Raymond R. Mann , Senior Vice
          President, Contracts and Business Development (included in Section 3 of the exhibits.)

          10.15 1995 Non-Qualified Stock Option Plan dated
          August 22, 1995 (included in Section 4 of the exhibits.)

     24. Consent of Experts

          Consent of KPMG Peat Marwick LLP (included in Section 5 of the Exhibits).
          Consent of Daniel P. Edwards, P.C. (included in Section
               5 of the Exhibits).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal year 1995.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934 the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 19th day of December, 1995.

                   Analytical Surveys, Inc.
                   By

                   /s/ John A. Thorpe
                   John A. Thorpe, Chairman of the Board

In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated as of the 19th day of December, 1995.



                         Signature                       Title


                   /s/ John A. Thorpe
                   John A. Thorpe                  Chairman and
                                                   Chief Technical Officer

                   /s/ Sidney V. Corder            Director, President and
                   Sidney V. Corder                Chief Executive Officer

                   /s/ Scott C. Benger
                   Scott C. Benger                 Sr. Vice President Finance
                                                   and Secretary/Treasurer
                                                  (principal financial officer)
                                                  (principal accounting officer)

                   /s/ Brian J. Yates
                   Brian J. Yates                  Controller

                   /s/ William H. Hudson
                   William H. Hudson               Director


                   Richard P. MacLeod              Director

                   /s/ James T. Rothe
                   James T. Rothe                  Director

                   /s/ Robert H. Keeley
                   Robert H. Keeley                Director

                   /s/ Willem H. J. Andersen
                   Willem H. J. Andersen           Director