Form 10QSB
period 1995-12-31
ANALYTICAL SURVEYS INC
filed 1996-02-15
CIK 753048

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                     FORM 10-QSB


           __X__  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                  For the quarterly period ended December 31, 1995


                                         or


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


          The number of shares of common stock outstanding as of February 9, 1996 was 3,127,549.

  Part I    Item 1.

                              ANALYTICAL SURVEYS, INC.
                                   BALANCE SHEETS
                                     (Unaudited)

                                                 December 31,           September 30,
                                                     1995                   1995
                                                   _________             _________

  ASSETS
  CURRENT ASSETS
   Cash                                         $    335,173           $   665,274
   Accounts receivable, net of $20,000
      allowance for doubtful accounts              4,674,578             2,925,094
   Unbilled revenues                               6,217,703             4,705,020
   Prepaid expenses                                  222,783               209,343
   Deferred tax assets                                47,311                49,713
                                                   __________            __________

      Total current assets                        11,497,548             8,554,444
                                                   __________            __________

  PROPERTY AND EQUIPMENT, at cost
   Equipment                                       6,033,788             5,656,521
   Furniture and fixtures                            830,570               735,313
   Leasehold improvements                            146,166               133,711
                                                   __________            __________

                                                   7,010,524             6,525,545
                                                   __________            __________

  Less Accumulated depreciation and amortization  (5,257,036)           (5,046,065)
                                                   __________            __________
                                                   1,753,488             1,479,480

  Goodwill, less accumulated amortization          3,153,696                13,751
                                                   __________            __________

   TOTAL ASSETS                                 $ 16,404,732           $10,047,675
                                                   ==========            ==========

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                                   BALANCE SHEETS
                                     (Unaudited)

                                                 December 31,           September 30,
                                                     1995                   1995
                                                   _________             _________


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable to bank (Note 2)                $    300,000          $          -
  Current maturities of long-term debt               757,149               417,100
  Billings in excess of costs                        749,839               176,934
  Accounts payable and accrued expenses            2,377,561             1,560,227
  Accrued payroll and benefits                       632,918               661,951
  Accrued income taxes                               156,274                     -
                                                   __________            __________

   Total current liabilities                       4,973,741             2,816,212

  Deferred income tax                                 84,975               113,290

  Long-term debt, less current maturities          3,461,846               408,078

  Deferred compensation                               57,498                55,407
                                                   __________            __________

  Total liabilities                                8,578,060             3,392,987
                                                   __________            __________

  STOCKHOLDERS' EQUITY
   Preferred stock-authorized 2,500,000 shares
      of no par value; none issued and outstanding
   Common stock-authorized 100,000,000 shares
      of no par value; issued and outstanding
      3,064,099 shares at December 31, 1995 and
      2,831,349 shares at September 30, 1994       4,357,866             3,461,100
   Treasury stock                                   (124,844)             (124,844)
   Retained earnings                               3,593,650             3,318,432
                                                   __________            __________

   Total stockholders' equity                      7,826,672             6,654,688
                                                   __________            __________

  TOTAL LIABILITIES AND EQUITY                  $ 16,404,732           $10,047,675
                                                   ==========            ==========

  See accompanying notes to financial statements.


                              ANALYTICAL SURVEYS, INC.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                              Three months Ended     Three months Ended
                                                 December 31,           December 31,
                                                     1995                   1994
                                                   _________             _________

  SALES OF SERVICES                             $  3,648,634           $ 2,916,662
                                                   _________             _________

  COSTS AND EXPENSES
   Salaries, wages and benefits                    1,446,577             1,169,878
   Subcontractor costs                               934,625               756,229
   General and administrative                        574,364               546,700
   Depreciation and amortization                     217,122               188,200
                                                   _________             _________

                                                   3,172,688             2,661,007
                                                   _________             _________

  EARNINGS FROM OPERATIONS                           475,946               255,655
                                                   _________             _________

  OTHER INCOME (EXPENSE)
   Interest                                          (28,271)              (34,046)
   Miscellaneous Income                                   43                    21
                                                   _________             _________

                                                     (28,228)              (34,025)
                                                   _________             _________

  EARNINGS BEFORE INCOME TAXES                       447,718               221,630

  INCOME TAX EXPENSE                                 172,500                86,000
                                                   _________             _________

  NET EARNINGS                                  $    275,218           $   135,630
                                                   =========             =========

  EARNINGS PER SHARE                            $   0.09               $   0.05
                                                    ====                   ====

  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                              Three months Ended     Three months Ended
                                                 December 31,           December 31,
                                                     1995                   1994
                                                   _________             _________
  CASH FLOWS PROVIDED (USED)
   BY OPERATING ACTIVITIES                      $   (241,148)          $  (804,878)
                                                   _________             _________

  CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment               (125,450)             (176,908)
   Purchase of Intelligraphics                    (4,552,758)                      -
                                                   _________             _________

   Net cash used in investing activities          (4,678,208)             (176,908)
                                                   _________             _________

  CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under notes payable     300,000               600,000
   Proceeds from issuance of long-term debt        3,498,738               168,829
   Principal payments of long-term debt             (104,921)             (158,365)
   Proceeds from issuance of common stock            895,438               162,561
                                                    ________             _________

   Net cash provided (used)
         by financing activities                   4,589,255               773,025
                                                   _________             _________

  Net increase (decrease) in cash                   (330,101)             (208,761)

  Cash at beginning of period                        665,274               552,232
                                                   _________             _________

  Cash at end of period                         $    335,173           $   343,471
                                                   =========             =========

  Supplemental cash flow disclosures:
   Interest paid                                $     18,320           $    30,717
                                                   =========             =========

  Income taxes paid                             $      4,455           $   328,800
                                                   =========             =========

  See accompanying notes to financial statements.

                            Notes to Financial Statements
                                     (Unaudited)


          1.   Summary of Significant Accounting Policies

          The accompanying interim financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 1995. They have not been audited by independent auditors.

          The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., at December 31, 1995 and its results of operations for the three months ended December 31, 1995 and 1994, and its cash flows for the three months ended December 31, 1995 and 1994. All such adjustments are of a normal recurring nature.

          The computation of earnings per common share is based on the weighted average number of shares outstanding plus common stock equivalents as follows:

                    Three months ended December 31, 1995         3,104,000
                    Three months ended December 31, 1994         2,935,000


          2.   Notes Payable to Bank

          Effective December 20, 1995, the Company renewed its line of credit loan agreement with its existing bank for one year and increased the maximum loan amount to $1,850,000. The interest rate is 0.5 percent above the bank's published prime lending rate and is variable with changes in that prime rate.

          On December 22, 1995, the Company borrowed $3,430,000 from a bank to fund substantially all of the cash portion of the purchase price of the acquisition described in note 3 below. The debt is to be repaid in monthly installments of $56,062 in the first year increasing to $57,356 in the fourth year. A final payment of $1,685,552 will be due at the end of the fourth year. Interest on this term debt is 0.6 percent above the bank's published prime lending rate and is variable with changes in that prime rate.


          3.   Acquisition

          On December 22, 1995 the Company acquired substantially all of the net operating assets of Intelligraphics Inc. of Waukesha, Wisconsin. The business operates as a division of the Company under the name of Intelligraphics International, a division of Analytical Surveys, Inc., is in substantially the same line of business as the Company and had sales of approximately $8,000,000 in calendar year 1995. Intelligraphics serves the utilities market with emphasis on electric distribution and telephone data conversion.

          The acquisition was recorded using the purchase method of accounting, and the accompanying income statement includes the operations of Intelligraphics from the date of acquisition, December 22, 1995 through the end of the period, December 31, 1995. The effect on operations for this brief period was not significant. The December 31, 1995 balance sheet includes all of the assets and liabilities of the new division.

          The $4,552,758 consideration paid for the net assets acquired and related acquisition costs consisted of cash in the amount of $3,661,508 plus 230,000 shares of Analytical Surveys, Inc. no par value common stock, which shares are subject to restrictions on both transfer and voting rights for a period of two years. These restricted shares were recorded at $3.875 per share reflecting the effect of the restrictions on the fair market value of the shares.

          The acquisition included goodwill valued at $3,146,000 which will be amortized over a 15 year life using the straight line method.

          A portion of the consideration paid ($250,000 plus 70,000 of the restricted shares) is being held in escrow awaiting the satisfactory conclusion of certain pending matters.

   4.   Stock Options

   The following table summarizes stock option transactions under the Company's four non-qualified stock option plans:

                                                    Shares                 Average
                                                     under               Option Price
                                                    option                per share
                                                   _________              _________
   Outstanding at September 30, 1995                 711,275
    Issued                                             4,000             $     7.97
    Exercised                                         (2,750)                  3.83
    Canceled                                          (6,750)                  3.96
                                                   _________

   Outstanding December 31, 1995                     705,775
                                                   =========

   At December 31, 1995:
    Options Exercisable                              356,900
    Available for Grant                              203,975
                                                   =========


          Part I    Item 2.

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Results of Operations:

               Three Months Ended December 31, 1995

          Net income (all from continuing operations) for the three months ended December 31, 1995 of $275,218 was 103% higher than the same period of the previous year. Increased production caused sales to increase 25% and earnings from operations to increase 86% for the first quarter of fiscal year 1995 over the same period of the previous year. Salaries, wages and benefits increased 24% over last year as the result of the production volume increases. Increased subcontractor costs reflect increased production by subcontractors. The 5% increase in general and administrative expenses was primarily the result of increased activity in selling, marketing, research and development. Interest expense was 17% less than the same quarter of the previous year due to reduction of debt, including capitalized leases, through scheduled repayments.

          The Intelligraphics acquisition described in note 3 to the financial statements did not significantly affect the results of operations for the three months ended December 31, 1995 because there were only four business days in the period from the acquisition date to the end of the quarter. Future quarters will be affected by the Intelligraphics division, and the December 31, 1995 balance sheet includes all of the new division's assets and liabilities.

          Cash flow used by operations in the three months ended December 31, 1995 was $241,150 compared to net cash used by operations of $804,878 in the same three months of the previous year. Increased production led to an expected increased investment in unbilled revenues and accounts receivable. The trend to increased unbilled revenue and accounts receivable is believed to be a normal fluctuation. The Company maintains an open line of credit to finance the investment in unbilled revenue and accounts receivable.

          Cash flow from investing activities includes the investment in the net assets of the new Intelligraphics division plus equipment acquisitions required by increased production in Colorado.

          Cash flow from financing activities consists of the borrowing of cash and the issuance of shares to finance the acquisition of Intelligraphics as well as financing of equipment using capital leases, the scheduled repayment of debt and capitalized leases and proceeds from the exercise of stock options by employees.

          The Company's backlog of contracted work increased to approximately $23,000,000 at December 31, 1995 up more than 80% from September 30, 1995 due to the addition of the Intelligraphics backlog.

          Liquidity and Capital Resources:

          The Company maintains a line of credit with a bank to finance short term cash requirements from time to time. The maximum loan on this line of credit was increased from $1,250,000 to $1,850,000 on December 20, 1995 to accommodate possible cash needs arising from the Intelligraphics operation. A lease line of credit of $800,000 was also established to finance capital equipment acquisitions at both the Colorado and Wisconsin locations.

          Management expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short term borrowings on the bank line of credit. Routine capital expenditures will usually be financed with term debt and/or capital leases. The Company is dependent, however, upon its ability to successfully deliver acceptable products in order to maintain adequate operating cash flows.

          The Company has not committed to significant capital expenditures at December 31, 1995.


          Part II        Other Information

          Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          2. Plan of acquisition, reorganization, arrangement, liquidation or succession:

               2.1 Asset Purchase Agreement dated December 22, 1995 between Analytical Surveys, Inc. (buyer) and
                    Intelligraphics, Inc.(seller) and A. William Huelsman. (Incorporated by reference to form 8-K filed
                    January 8, 1996)

               2.2 Voting Trust Agreement dated December 22, 1995, between Analytical Surveys, Inc., a Colorado Corporation, A. William Huelsman, Gary Miller, William Nantell, David Coates, David Kroes, Randy Vanek and Hamid Akhavan (each a "Shareholder" and John A. Thorpe, Sidney V. Corder, William H. Hudson, Richard P. MacLeod, James T. Rothe, Robert H. Keeley and Willem H. J. Anderson, (each an "Individual Trustee" and collectively, the "Trustee"). (Incorporated by reference to form 8-K filed January 8, 1996).

               2.3 Lock-Up Agreement made as of December 22, 1995, by and among A. William Huelsman, Gary Miller, William Nantell, David Coates, David Kroes, Randy Vanek and Hamid Akhavan (each a "Shareholder" and collectively, the "Shareholders"), and Analytical Surveys, Inc., a Colorado corporation (the "Company"). (Incorporated by reference to form 8-K filed January 8, 1996)

               2.4 Arbitration Agreement (this "Agreement") is made as of December 22, 1995, among Analytical Surveys, Inc., a Colorado corporation ("ASI"), Intelligraphics, Inc., a Wisconsin corporation ("Intelligraphics"), A. William Huelsman, Gary Miller, William Nantell, David Coates, David Kroes, Randy Vanek and Hamid Akhavan (each a "Shareholder" and collectively, the "Shareholders"), Joanne Huelsman, James Carpenter, Bank One, Colorado, NA ("Escrow Agent") and the members of the board of directors of ASI who are voting trustees under the Voting Trust Agreement ("Trustee"). (Incorporated by reference to form 8-K filed January 8, 1996)

          10. Material Contracts

               10.1 Business Loan Agreement dated December 20, 1995.

               10.2 Promissory Note - Term Debt, dated December 20, 1995

               10.3 Promissory Note - Line of Credit, dated December 20,
                    1995

               10.4 Building Lease dated December 3, 1993, amended
                    August 11, 1995

               10.5 Building Lease dated June 1, 1995, amended
                    August 11, 1995

               10.6 Building Lease dated August 10, 1995, amended
                    August 11, 1995

               10.7 Employment agreement William Nantell dated
                    December 22, 1995

          27.  Financial Data Schedule

          (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the three months ended December 31, 1995. A report on Form 8-K was filed January 8, 1996: Item 7. Acquisition of Disposition of Assets reporting the acquisition of the net assets of Intelligraphics, Inc. on December 22, 1995.

                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   Analytical Surveys, Inc.
                                                               (Registrant)




                  Date February 14, 1996              /s/  Sidney V. Corder
                                                   ________________________
                                                Sidney V, Corder, President
                                                and Chief Executive Officer




                  Date February 14, 1996               /s/  Scott C. Benger
                                                   ________________________
                                        Scott C. Benger, Secretary/Treasurer
                                           (principal financial officer and
                                              principal accounting officer)




                  Date February 14, 1996                /s/  Brian J. Yates
                                                   ________________________
                                                 Brian J. Yates, Controller