Form 10QSB
period 1996-03-31
ANALYTICAL SURVEYS INC
filed 1996-05-13
CIK 753048

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                     FORM 10-QSB


           __X__  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1996


                                         or


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

                                                  Yes __X__ No_____


          The number of shares of common stock outstanding as of April 30, 1996 was 3,213,124.

  Part I    Item 1.

                              ANALYTICAL SURVEYS, INC.
                                   BALANCE SHEETS
                                     (Unaudited)

                                                  March 31,               Sept. 30,
                                                     1996                   1995
                                                  _________              _________

  ASSETS
  CURRENT ASSETS
   Cash                                         $    414,264           $   665,274
   Accounts receivable, net of $20,000
      allowance for doubtful accounts              3,741,007             2,925,094
   Unbilled revenues                               7,292,662             4,705,020
   Prepaid expenses                                  569,109               209,343
   Deferred tax assets                                42,927                49,713
                                                  __________            __________

      Total current assets                        12,059,968             8,554,444
                                                  __________            __________

  PROPERTY AND EQUIPMENT, at cost
   Equipment                                       6,134,055             5,656,521
   Furniture and fixtures                            848,165               735,313
   Leasehold improvements                            152,858               133,711
                                                  __________            __________

                                                   7,135,078             6,525,545
                                                  __________            __________

  Less Accumulated depreciation and amortization  (5,498,136)           (5,046,065)
                                                  ___________           __________

                                                   1,636,943             1,479,480

  Goodwill, less accumulated amortization          3,042,029                13,751
                                                  __________            ___________

   TOTAL ASSETS                                 $ 16,738,940           $10,047,675
                                                  ==========            ==========

[FN]
  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                                   BALANCE SHEETS
                                     (Unaudited)

                                                  March 31,               Sept. 30,
                                                     1996                   1995
                                                  _________              _________

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
   Notes payable to bank (Note 2)               $    175,000           $        --
   Current maturities of long-term debt              751,405               417,100
   Billings in excess of costs                       701,472               176,934
   Accounts payable and accrued expenses           1,999,084             1,560,227
   Accrued payroll and benefits                      800,026               661,951
                                                  __________            __________

   Total current liabilities                       4,426,987             2,816,212

  Deferred income tax                                 49,989               113,290

  Long-term debt, less current maturities          3,270,598               408,078

  Deferred compensation                               59,582                55,407
                                                  __________            __________

  Total liabilities                                7,807,156             3,392,987
                                                  __________            __________

  STOCKHOLDERS' EQUITY
   Preferred stock-authorized 2,500,000 shares
      of no par value; none issued and outstanding
   Common stock-authorized 100,000,000 shares
      of no par value; issued and outstanding
      3,167,599 shares at March 31, 1996 and
      2,854,849 shares at September 30, 1995       5,028,469             3,461,100
   Treasury stock - 23,500 shares, at cost          (124,844)             (124,844)
   Retained earnings                               4,028,159             3,318,432
                                                  __________            __________

   Total stockholders' equity                      8,931,784             6,654,688
                                                  __________            __________

  TOTAL LIABILITIES AND EQUITY                  $ 16,738,940           $10,047,675
                                                  ==========            ==========

[FN]
  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                      Six Months Ended        Three Months Ended
                                         March 31,                March 31,
                                      1996         1995        1996         1995
                                    _________   _________    _________   _________
  SALES OF SERVICES                $9,333,147  $6,192,588   $5,684,513  $3,275,927
                                    _________   _________    _________   _________

  COSTS AND EXPENSES
    Salaries, wages and benefits    4,330,183   2,449,860    2,883,606   1,279,980
    Subcontractor costs             1,681,637   1,554,310      747,012     798,081
    General and administrative      1,541,791   1,101,380      967,428     554,682
    Depreciation and amortization     510,973     387,685      293,851     199,486
                                    _________   _________    _________   _________

                                    8,064,584   5,493,235    4,891,897   2,832,229
                                    _________   _________    _________   _________

  EARNINGS FROM OPERATIONS          1,268,563     699,353      792,616     443,698
                                    _________   _________    _________   _________

  OTHER INCOME (EXPENSE)
    Interest                         (125,905)    (74,225)     (97,634)    (40,182)
    Miscellaneous Income                2,569          47        2,527          26
                                    _________   _________    _________   _________

                                     (123,336)    (74,179)     (95,107)    (40,156)
                                    _________   _________    _________   _________

  EARNINGS BEFORE INCOME TAXES      1,145,227     625,175      697,509     403,541

  INCOME TAX EXPENSE                  435,500     238,000      263,000     152,000
                                    _________   _________    _________   _________

  NET EARNINGS                     $  709,727  $  387,175   $  434,509  $  251,541
                                    =========   =========    =========   =========

  EARNINGS PER SHARE               $     0.22  $     0.13   $     0.13  $     0.09
                                         ====        ====         ====        ====

[FN]
  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                               Six Months Ended       Six Months Ended
                                                  March 31,               March 31,
                                                     1996                   1995
                                                  _________              _________
  CASH FLOWS PROVIDED (USED)
   BY OPERATING ACTIVITIES                      $      2,227           $    77,445
                                                  __________             _________

  CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment               (225,104)             (443,434)
   Purchase of Intelligraphics                    (4,587,008)
                                                  __________             _________

   Net cash used in investing activities          (4,812,112)             (443,434)
                                                  __________             _________

  CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under notes payable     175,000                    --
   Proceeds from issuance of long-term debt        3,501,802               394,108
   Principal payments of long-term debt             (304,977)             (341,679)
   Proceeds from issuance of common stock          1,187,058               284,220
                                                  __________             _________

   Net cash provided (used)
         by financing activities                   4,558,875               336,649
                                                  __________             _________

  Net increase (decrease) in cash                   (251,010)              (29,341)

  Cash at beginning of period                        665,274               552,232
                                                  __________             _________

  Cash at end of period                         $    414,264           $   522,891
                                                  ==========             =========

  Supplemental cash flow disclosures:
   Interest paid                                $    123,869           $    72,896
                                                  ==========             =========

  Income taxes paid                             $    363,555           $   554,200
                                                  ==========             =========

[FN]
  See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                   March 31, 1996


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

          The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc. at March 31, 1996 and its results of operations for the six and three months ended March 31, 1996 and 1995, and its cash flows for the six months ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature.

          The Statement of Cash Flows for the six months ended March 31, 1995 includes certain reclassifications to conform the presentation to that used in the 1995 annual report and the current period.

          The computation of earnings per common share is based on the weighted average number of shares outstanding plus common stock equivalents as follows:

                    Six months ended March 31, 1996         3,222,800
                    Six months ended March 31, 1995         2,888,000

                    Three months ended March 31, 1996       3,341,600
                    Three months ended March 31, 1995       2,897,000


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

          The acquisition was recorded using the purchase method of accounting, and the financial statements include the operations of Intelligraphics from the date of acquisition, December 22, 1995 through the end of the period.

          The $4,558,875 consideration paid for the net assets acquired and related acquisition costs consisted of cash in the amount of $3,695,758 plus 230,000 shares of Analytical Surveys, Inc. no par value common stock, which shares are subject to restrictions on both transfer and voting rights for a period of two years. These restricted shares were recorded at $3.875 per share reflecting the effect of the restrictions on the fair market value of the shares.

          The acquisition included goodwill valued at $3,088,803 which will be amortized over a 15 year life using the straight line method.

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

          4.   Stock Options

          The following table summarizes stock option transactions under the Company's four non-qualified stock option plans:

                                                      Shares       Average
                                                       under    Option Price
                                                      option     per share

         Outstanding at September 30, 1995           711,275
           Issued                                      4,000      $ 7.97
           Exercised                                (106,250)       2.83
           Canceled                                   (8,625)       4.41
                                                     -------
           Outstanding March 31, 1996                600,400
                                                     =======

         At March 31, 1996:
           Options Exercisable                       356,900
                                                     =======

           Available for Grant                       203,975
                                                     =======

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                   March 31, 1996


          Part I    Item 2.

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Results of Operations:

               Three Months Ended March 31, 1996

          Sales for the three months ended March 31, 1996 were 73% greater than sales for the same period one year ago. The primary reason for this increase is the acquisition of the Intelligraphics division in December 1995.

          Costs and expenses for the three months ended March 31, 1996 also increased 73% over the same period of the previous year, again due primarily to the Intelligraphics acquisition. There were changes in the mix of specific expense categories of the costs and expenses group. Salaries and wages increased from 39% of sales in 1995 to 51% of sales in 1996 due to the greater internal labor component of utilities conversion work. At the same time subcontractor costs decreased from 24% of sales in 1995 to 13% of sales in 1996 due to the lesser subcontractor component of the utilities work. These two categories taken together were 64% of sales in both 1995 and 1996. Depreciation and amortization includes approximately $52,000 in expense related to the amortization of the Intelligraphics goodwill.

          Interest expense increased 143% due to the term debt incurred as part of the Intelligraphics acquisition.

          Net income (all from continuing operations) for the three months ended March 31, 1996 of was 73% higher than the same period of the previous year due to the increased sales described above. Earnings per share increased 44%, which was less than the increase in net income due to the effect of shares issued in the acquisition, shares issued for stock option exercises and the effect of common stock equivalents on the average number of shares outstanding.

               Six Months Ended March 31, 1996

          Net income (all from continuing operations) for the six months ended March 31, 1996 increased 83% over the first half of 1995. Increased production in the first quarter plus the effects of the Intelligraphics acquisition caused sales to increase 51% and earnings from operations to increase 81%. Salaries expense increased 77% due to the acquisition. Subcontractor costs increased only 8% due the lesser use of subcontractors in the utilities conversion work. The 40% increase in general and administrative expenses was primarily the result of the acquisition, increased selling and marketing activity and increased production. Interest expense was 70% more than the same period of the previous year due to the term debt incurred as part of the Intelligraphics acquisition. Earnings per share increased 69%, which was less than the increase in net income due to the effect of shares issued in the acquisition, shares issued for stock option exercises and the effect of common stock equivalents on the average number of shares outstanding.

          Cash flow provided by operations in the six months ended March 31, 1996 was $2,227 compared to $77,445 in the same six months of the previous year. Cash flow from operations was reduced by a $229,000 increase in prepaid income taxes offset by normal variations in investment in unbilled revenues and accounts receivable. The Company maintains an open line of credit to finance the investment in unbilled revenue and accounts receivable. The increase in current assets and current liabilities is attributable to the acquisition.

          Cash flow from investing activities includes the investment in the net assets of the new Intelligraphics division plus equipment acquisitions required by increased production at both locations.

          Cash flow from financing activities consists of the borrowing of cash and the issuance of shares to finance the acquisition of Intelligraphics as well as financing of equipment using capital leases, the scheduled repayment of debt and capitalized leases and proceeds from the exercise of stock options by employees.

          The Company's backlog of contracted work increased to $26,582,000 at March 31, 1996 up 94% from 1995 due to the acquisition of Intelligraphics and the increased volume of new contracts from both new and existing customers.


          Liquidity and Capital Resources:

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

          The Company has not committed to significant capital expenditures at March 31, 1996.


          Part II        Other Information

          Item 4. Submission of Matters to a Vote of Security Holders

          Three matters were voted upon at the Annual Meeting of Shareholders on February 20, 1996:

          (a) All nominees for director listed in the Company's proxy statement were elected; there was no solicitation in opposition to management's nominees. The following directors were re-elected to serve for one year or until the next election of directors:

                                        For            Withheld

               John A. Thorpe           2,634,589      8,788
               Richard P. MacLeod       2,633,920      9,457
               James T. Rothe           2,634,043      9,334
               Sidney V. Corder         2,634,033      9,344
               Robert H. Keeley         2,634,043      9,334
               Willem H. J. Andersen    2,634,043      9,334

          (b) The proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending September 30, 1996 was passed:

               For                      2,600,597
               Against                     39,554
               Abstain                      3,226

          (c) The proposal to ratify the Company's 1995 Non-Qualified Stock Option Plan was passed:

               For                      2,465,868
               Against                    144,675
               Abstain                     32,834



          Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               7.   Financial Data Schedule

          (b)  Reports on Form 8-K

                    One report on Form 8-K was filed during the three months ended March 31, 1996. A report on Form 8-K was filed January 8, 1996: Item 7. "Acquisition or Disposition of Assets" reporting the acquisition of the net assets of Intelligraphics, Inc. This report was amended on February 15, 1996 to add audited financial statements of Intelligraphics, Inc. and unaudited pro forma financial information.

                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   Analytical Surveys, Inc.
                                                               (Registrant)




                       Date May 13, 1996              /s/  Sidney V. Corder
                                                   ________________________
                                                Sidney V, Corder, President
                                                and Chief Executive Officer




                       Date May 13, 1996               /s/  Scott C. Benger
                                                   ________________________
                                        Scott C. Benger, Secretary/Treasurer
                                           (principal financial officer and
                                              principal accounting officer)




                       Date May 13, 1996                /s/  Brian J. Yates
                                                   ________________________
                                                 Brian J. Yates, Controller