Form 10QSB
period 1996-06-30
ANALYTICAL SURVEYS INC
filed 1996-08-13
CIK 753048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB

_x_                    Quarterly period Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 1996

                                       or

___               Transition Report Pursuant to Section 13 or 15(d)
                         of the securities Exchange Act of 1934

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

         719-593-0093
         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                                                        Yes _X_      No ___



The number of shares of common stock outstanding as of August 5, 1996 was 4,851,036.

Transitional small Business Disclosure Format:
                                                        Yes ___      No_X_

Part I   Item I

                            ANALYTICAL SURVEYS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      June 30,               Sept. 30,
                                                                        1996                    1995
      ASSETS

      CURRENT ASSETS

           Cash                                                    $    489,565           $    665,274
           Accounts receivable, net of  $20,000
                 allowance for doubtful accounts                      3,732,819              2,925,094
           Unbilled revenues                                          7,996,354              4,705,020
           Prepaid expenses                                             482,774                209,343
           Deferred tax assets                                           73,727                 49,713
                                                                    -----------              ---------
           Total current assets                                      12,775,239              8,554,444
                                                                    -----------              ---------

      PROPERTY AND EQUIPMENT, at cost

           Equipment                                                  6,359,750              5,656,521
           Furniture and fixtures                                       855,970                735,313
            Leasehold Improvements                                      152,858                133,711
                                                                     ----------              ---------

                                                                      7,368,578              6,525,545
                                                                     ----------              ---------

           Less Accumulated depreciation and amortization            (5,715,319)            (5,046,065)
                                                                     ----------              ---------

                                                                      1,653,259              1,479,480

      Goodwill, less accumulated amortization                         2,850,294                 13,751
                                                                     ----------              ---------

      TOTAL ASSETS                                                  $17,278,792            $10,047,675
                                                                     ==========             ==========



See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                 June 30,                Sept. 30,
                                                                   1996                    1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to bank (Note 2)                                $    150,000            $        --
     Current Maturities of long-term debt                               782,697                417,100
     Billings in excess of costs                                        299,653                176,934
     Accounts payable and accrued expenses                            1,834,214              1,560,227
     Accrued payroll and benefits                                       909,580                661,951
                                                                     ----------              ---------

Total current liabilities                                             3,976,144              2,816,212

Deferred income tax                                                      25,197                113,290

Long-term debt, less current maturities                               3,236,746                408,078

Deferred compensation                                                    61,672                 55,407
                                                                     ----------              ---------

Total Liabilities                                                     7,299,759              3,392,987
                                                                     ----------              ---------

STOCKHOLDERS EQUITY

     Preferred stock-authorized 2,500,000 shares
         of no par value; none issued and outstanding
                                                                             --                     --

     Common  stock-authorized  100,000,000  shares of
         no par value; issued and outstanding
         4,838,211 shares at June 30, 1996 and
         4,247,024 shares at September 30, 1995 (Note 1)              5,507,321              3,461,100

     Treasury stock - 35,250 shares at cost                            (124,844)              (124,844)

     Retained Earnings                                                4,596,556              3,318,432
                                                                     ----------              ---------

Total stockholders' equity                                            9,979,033              6,654,688
                                                                     ----------              ---------


TOTAL LIABILITIES AND EQUITY                                        $17,278,792            $10,047,675
                                                                     ==========             ==========


See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Nine Months Ended                    Three Months Ended
                                                          June 30,                              June 30,
                                                   1996               1995               1996               1995
                                                   ----               ----               ----               ----
SALES OF SERVICES                           $  15,296,158        $ 9,768,929       $ 5,963,011        $ 3,576,340
                                               ----------          ----------        ---------          ---------

COSTS AND EXPENSES
     Salaries, wages and benefits               7,076,949          3,802,521         2,746,767          1,352,661
     Subcontractor costs                        2,652,387          2,366,228           970,750            811,918
     General and Administrative                 2,503,343          1,700,046           961,552            598,666
     Depreciation and amortization                801,663            583,702           290,689            196,017
                                               ----------          ---------         ---------          ---------
                                               13,034,342          8,452,497         4,969,758          2,959,262
                                               ----------          ---------         ---------          ---------

EARNINGS FROM OPERATIONS                        2,261,816          1,316,432           993,253            617,078
                                               ----------          ---------         ---------          ---------

OTHER INCOME (EXPENSE)
     Interest (expense)                          (217,274)           (98,697)          (91,369)           (24,472)
     Miscellaneous income                          15,081              1,662            12,512              1,615              1,615
                                               ----------          ---------         ---------          ---------
                                                 (202,193)           (97,035)          (78,857)           (22,857)
                                               ----------          ---------         ---------          ---------

EARNINGS BEFORE INCOME TAXES                    2,059,623          1,219,397           914,396            594,221

INCOME TAX EXPENSE                                781,500            465,000           346,000            227,000
                                               ----------          ---------         ---------          ---------

NET EARNINGS                                $   1,278,123        $   754,397       $   568,396        $   367,221
                                               ==========          =========         =========           ========

EARNINGS PER SHARE                          $        0.26        $      0.17       $      0.11        $      0.08
                                               ==========          =========          ========           ========

See accompanying notes to financial statements

                            ANALYTICAL SURVEYS, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                Nine Months Ended           Nine Months Ended
                                                                     June 30,                   June 30,
                                                                       1996                       1995
                                                                       ----                       ----
CASH FLOWS PROVIDED (USED)                                     $       23,295           $        187,688
                                                                  -----------                   --------
      BY OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sale of equipment                                   12,025                         --
     Purchase of property and equipment                              (484,344)                  (568,167)
     Purchase of Intelligraphics                                   (4,439,269)
                                                                  -----------
                                                                                                      --
     Net cash used in investing activities                         (4,911,588)                  (568,167)
                                                                  -----------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) under notes payable                    150,000                    150,000
     Proceeds from issuance of ;long-term debt                      3,707,797                    459,179
     Principal payments of long-term debt                            (513,533)                  (632,144)
     Proceeds from issuance of common stock                         1,368,320                    427,737
     Purchase of treasury stock (Note 4)                                   --                   (124,844)
                                                                  -----------                   --------

     Net cash provided (used) by financing activities               4,712,584                    279,928
                                                                  -----------                   --------

Net increase (decrease) in cash                                      (175,709)                  (100,551)

Cash at beginning of period                                           665,274                    552,232
                                                                  -----------                   --------

Cash  at end of period                                         $      489,565             $      451,681
                                                                  ===========                   ========

Supplemental cash flow disclosures:
     Interest paid                                             $      215,392             $       97,460
                                                                  ===========                   ========

Income taxes paid                                              $      375,565             $      624,736
                                                                  ===========                   ========


See accompanying financial statements.

                            ANALYTICAL SURVEYS, INC.
                         Quarterly Report on Form 10-QSB
                                  June 30, 1996




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

On June 17, 1996 the Company announced a three for two split of its outstanding no par value common stock, to be distributed in the form of a stock dividend on July 1, 1996 to holders of record on June 27, 1996. The accompanying financial statements and notes thereto reflect the effect of the stock split in both current and historical information.

The financial statements reflect all adjustments which are in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc. at June 30, 1996 and its results of operations for the nine and three months ended June 30, 1996 and 1995 and its cash flows for the nine months ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature.

The Statement of Cash Flows for the nine months ended June 30, 1995 includes certain reclassifications to conform the presentation to that used in the 1995 annual report and the current period.

The computation of earnings per common share is based on the weighted average number of shares outstanding plus common stock equivalents as follows:

                  Nine months ended June 30, 1996                      4,962,600
                  Nine months ended June 30, 1995                      4,308,000

                  Three months ended June 30, 1996                     5,219,500
                  Three months ended June 30, 1995                     4,491,000

2.       Notes Payable to Bank

Effective December 20, 1995, the Company renewed its line of credit loan agreement with its existing bank for one year and increased the maximum loan amount to $1,850,000. The interest rate is 0.5 percent above the bank's published prime lending rate and is variable with changes in that prime rate.

On December 22, 1995, the Company borrowed $3,430,000 from a bank to fund substantially all of the cash portion of the purchase price of the acquisition described in note 3 below. The debt is to be repaid in monthly installments of $56, 062 in the first year increasing to $57,356 in the fourth year. A final payment of $1,685,552 will be due at the end of the fourth year. Interest on this term debt is 0.6 percent above the bank's published prime lending rate and is variable with changes in that prime rate.

See Note 5 for subsequent events regarding notes payable to bank.

                            ANALYTICAL SURVEYS, INC.
                         Quarterly Report on Form 10-QSB
                                  June 30, 1996


3.       Acquisitions

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

The $4,439,269 consideration paid for the net assets acquired and related acquisition costs consisted of cash in the amount of $3,548,019 plus 230,000 shares of Analytical Surveys, Inc. no par value common stock, which shares are subject to restrictions on both transfer and voting rights for a period of two years. These restricted shares were recorded at $3.875 per share reflecting the effect of the restrictions on the fair market value of the shares.

The acquisition included goodwill valued at $2,941,064 which will be amortized over a 15 year life using the straight line method.

A portion of the consideration paid ($250,000 plus 70,000 of the restricted shares) was held in escrow awaiting satisfactory conclusion of certain pending matters. During the three months ended June 30, 1996 those matters related to the escrowed $250,000 were resolved resulting in a refund of $150,000 to the Company with the remaining $100,000 released from the escrow to the sellers. This $150,000 refund reduced the amount of goodwill recorded and total consideration paid in the transaction. The 70,000 restricted shares continue to be held in the escrow account.

See note 5 for subsequent events, regarding an additional acquisition.

4.       Stock Options

The following table summarizes stock option transactions under the Company's five non-qualified stock option plans as adjusted for the three for two stock split:

                                                              Shares            Average
                                                               under              Option Price
                                                              option            per share

Outstanding  at September 30, 1995                          1,066,913
     Exercised                                               (246,188)          2.16
     Canceled                                                 (15,000)          3.36
     Issued                                                   245,925          12.26
                                                            ---------

     Outstanding June 30, 1996                              1,051,650
                                                            =========

At June 30, 1996:
     Options Exercisable                                      505,725
                                                             ========
     Available for grant                                       66,038
                                                             ========

                            ANALYTICAL SURVEYS, INC.
                         Quarterly Report on Form 10-QSB
                                  June 30, 1996


5.       Subsequent Events

On July 15, 1996, subsequent to the end of the quarterly period ended June 30, 1996, the Company acquired substantially all of the net operating assets of Westinghouse Landmark GIS, Inc. of Cary, North Carolina. The business will operate as a wholly owned subsidiary of the Company under the name of ASI Landmark, Inc., is in substantially the same line of business as the Company and had sales of $6,374,000 in the year ended December 9, 1995.

The acquisition will be recorded using the purchase method of accounting and future financial statements will include the results of operations from the date of acquisition. These financial statements do not include any operating results nor any of the assets and liabilities acquired.



Consideration paid for the business included $1,930,000 cash and the assumption of selected current liabilities of the predecessor company. Substantially all of
the cash paid for the business was obtained from a $1,900,000  bank loan.   The
bank loan is repayable in monthly installments of $22,619 increasing to $31,667 in the third year continuing through November 2001. Interest on the term loan is 0.5 percent above the bank's published prime lending rate and is variable with changes in that prime rate.

Part I Item 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations:

         Three Months Ended June 30, 1996

Sales for the three months ended June 30, 1996 were 67% greater than sales for the same period one year ago. The primary reason for this increase is the acquisition of the Intelligraphics division in December 1995.

Costs and expenses for the three months ended June 30, 1996 also increased 68% over the same period of the previous year, again due primarily to the Intelligraphics acquisition. There were changes in the mix of specific expense categories of the costs and expenses group. Salaries and wages increased from 38% of sales in 1995 to 46% of sales in 1996 due to the greater internal labor component of utilities conversion work. At the same time subcontractor costs decreased from 23% of sales in 1995 to 16% of sales in 1996 due to the lesser subcontractor component of the utilities work. These two categories taken together were 62% of sales in 1996 versus 60% in 1995. Depreciation and amortization includes approximately $46,000 in expense related to the amortization of the Intelligraphics goodwill.

Interest expense increased 273% due to the term debt incurred as part of the Intelligraphics acquisition.

Net income (all from continuing operations) for the three months ended June 30, 1996 of was 55% higher than the same period of the previous year due to the increased sales described above. Earnings per share increased 38%, which was less than the increase in net income due to the effect of shares issued in the acquisition, shares issued for stock option exercises and the effect of common stock equivalents on the average number of shares outstanding.

As discussed in note 5 to the financial statements, on July 15, 1996, the Company acquired the operations of Westinghouse Landmark GIS, Inc. This transaction is not reflected in either the balance sheet nor the results of operations for the period ended June 30, 1996. Future results will include both operations and balance sheet effects of this transaction.

         Nine months Ended June 30, 1996

Net income (all from continuing operations) for the nine months ended June 30, 1996 increased 69% over the same nine months of 1995. Increased production in the first quarter plus the effects of the Intelligraphics acquisition caused sales to increase 57% and earnings from operations to increase 72%. Salaries expense increased 86% due to the acquisition. Subcontractor costs increased only 12% due the lesser use of subcontractors in the utilities conversion work. The 47% increase in general and administrative expenses was primarily the result of the acquisition, increased selling and marketing activity and increased production. Interest expense was 120% more than the same period of the previous year due the term debt incurred as part of the Intelligraphics acquisition. Earnings per share increased 44%, which was less than the increase in net income due to the effect of shares issued in the acquisition, shares issued for stock option exercises and the effect of common stock equivalents on the average number of shares outstanding.

Cash flow provided by operations in the nine months ended June 30, 1996 was $23,295 compared to $187,688 in the same nine months of the previous year. Cash flow from operations was affected by normal variations in investment in unbilled revenues and accounts receivable. The Company maintains an open line of credit to finance the investment in unbilled revenue and accounts receivable. The increase in current assets and current liabilities is attributable to the acquisition.

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

The Company's backlog of contracted work increased to $22,489,649 at June 30, 1996 up 88% from 1995 due primarily the acquisition of Intelligraphics. The Landmark acquisition made on July 15, 1996 and discussed in Note 5 to the financial statements increased backlog to approximately $31,000,000.

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

As discussed in note 5 to the financial statements, on July 15, 1996, the Company acquired the operations of Westinghouse Landmark GIS, Inc. for $1,930,000 in cash. Substantially of the cash for this acquisition was raised through bank debt. The Company has not committed to significant capital expenditures at June 30, 1996.

ANALYTICAL SURVEYS, INC.
                         Quarterly Report on Form 10-QSB
                                  June 30, 1996




Part II

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.      Financial Data Schedule

(b)      Reports on Form 8-K

         One report on Form 8-K was filed during the three months ended June 30, 1996. A report on Form 8-K was filed June 17, 1996. Item 5. "Other Events" reporting that the Company declared a three for two split of its outstanding no par value common stock to be distributed as a stock dividend on July 1, 1996 to holders of record on June 27, 1996.

                            ANALYTICAL SURVEYS, INC.
                         Quarterly Report on Form 10-QSB
                                  June 30, 1996



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Analytical Surveys, Inc.
                                                         (Registrant)




Date:  August 7, 1996                                    /s/  Sidney V. Corder
                                                 -----------------------------
                                                   Sidney V. Corder, President
                                                       Chief Executive Officer




Date:  August 7, 1996                                      /s/ Scott C. Benger
                                                 -----------------------------
                                          Scott C. Benger, Secretary/Treasurer
                                              (principal financial officer and
                                               principal accounting officer)




Date:  August 7, 1996                                       /s/ Brian J. Yates
                                                 -----------------------------
                                                    Brian J. Yates, Controller