Form 10KSB40
period 1996-09-30
ANALYTICAL SURVEYS INC
filed 1996-12-16
CIK 753048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1996
                         Commission File Number 0-13111


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

                                 (719) 593-0093
                               (Telephone number)

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                            No Par Value Common Stock
                              (Title of each class)

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

Issuer's revenue for its most recent fiscal year was $22,668,878.

The aggregate market value of the voting stock held by non-affiliates computed by reference to average bid and asked prices of such stock, as of December 4, 1996 was $43,980,000. The number of shares of common stock outstanding as of December 4, 1996 was 4,888,651.

Item 13(a) on page 25 describes the exhibits filed with the Securities and Exchange Commission and those exhibits incorporated by reference to previously filed documents. Certain sections of the definitive Proxy Statement to be filed for the 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III.

Transitional Small Business Disclosure Format:       Yes ____ No___X__

                                Table of Contents

PART I

         Item 1.  Description of Business                              3

         Item 2.  Description of Property                              5

         Item 3.  Legal Proceedings                                    5

         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                  5

PART II

         Item 5.  Market for Common Equity and
                  Related Stockholder Matters                          5

         Item 6.  Management's Discussion and Analysis
                  or Plan of Operation                                 6

         Item 7.  Financial Statements                                 10

         Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure               25

Part III

         Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons, Compliance with Section 1G(a)
                  of the Exchange Act                                  25

         Item 10. Executive Compensation                               25

         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management                                       25

         Item 12. Certain Relationships and Related Transactions       25

         Item 13. Exhibits and Reports on Form 8-K                     25

Signatures                                                             28

PART I

Item 1.        Description of Business

General

Analytical Surveys, Inc., ("ASI" or the "Company") is a Colorado corporation formed in 1981. ASI's primary business is the production of precision computerized maps and information files used in Geographic Information Systems
(GIS). Federal, state and local government agencies, utilities and commercial companies use Geographic Information Systems to manage information about features such as utilities, natural resources, streets, land use and property taxation. The Company completed two acquisitions during 1996 to expand into the utilities facilities data conversion market and to increase capacity and the range of conversion services offered.

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

ASI employs subcontractors for tasks outside its expertise such as aerial photography and ground survey. The Company also may use subcontractors for work similar to that performed by ASI in order to expand capacity, to meet deadlines, to manage work load and to encourage businesses owned by women and minorities.

The Company engages in research and development activities to develop new production process software and to improve existing process software. Research and development expenditures were $283,872 in fiscal year 1996 and $347,321 in fiscal year 1995. Certain activities, principally ongoing software refinement, previously performed by the research and development group were transferred to operations staff in 1996.

The industry has grown over the last several years as technical and price improvements in GIS hardware and software have expanded the GIS market by making these systems more attractive to potential customers.

Marketing and Sales

Virtually all of ASI's revenues are earned under fixed price contracts which cover a specific scope of work and the Company is dependent upon its ability to secure new contracts from new as well as existing customers. From time to time, the revenues earned on specific contracts may exceed ten percent of total revenues earned in a year. Those contracts which contributed more than ten percent of revenue in 1996 and 1995 are summarized in the following table.

                  Customer                           1996      1995

                  Southern New England Telephone      10%        *
                  Montgomery County, AL                *        12%

                  * Less than ten percent

Based on the backlog remaining on these existing contracts at September 30, 1996, none of the existing projects for these customers is expected to contribute more than ten percent of revenue in future years.

Backlog represents the value of revenue not yet earned on contracts awarded to the Company; it increases when new contracts are awarded and decreases as revenue is earned. The Company's backlog was approximately $40,000,000 at September 30, 1996 up from $12,620,000 at the end of 1995. The backlog includes several large projects which will extend over one to four years. These larger projects are usually fixed price agreements which increase the Company's risk due to inflation; however, the Company receives the benefit of the improved availability of production work.

The Company employs 7 sales representatives to market and sell its products and services throughout the United States and internationally. The Company maintains memberships in professional and trade associations and participates in industry conferences by presenting exhibits and technical papers. Contracts are awarded by customers through direct negotiation, competitive technical evaluation, competitive bid or a combination thereof.

ASI has directed its marketing efforts towards clientele who require high-quality digital mapping. Historically, ASI's customers have included cities, counties, engineering companies, utility companies and federal government agencies. Approximately half of revenues have been historically derived from state and local government contracts. These contracts may contain termination provisions for the convenience of the customer, lack of appropriated funds or default by the Company. Contracts with the United States Government, which represent less than 10% of ASI's revenues, also may be subject to renegotiation or termination.

Advances in GIS technologies and the decline in the costs of computers have attracted more industrial and municipal customers into the GIS marketplace. In addition, a significant portion of ASI's revenues are generated from utility clients, both commercial and municipal. The Company expects that an increasing share of its new customers will be industrial and municipal GIS users.

ASI is required to furnish performance bonds to customers on some of its contracts. The percentage of the Company's work requiring bonds varies between 10% and 30% depending on the mix of work in progress. Performance bonds are issued by a limited number of insurance companies; the continued availability of bonds depends on the Company's ability to meet the underwriting standards of potential issuers and surety market conditions.

Competition

The Company's management believes approximately eight companies are of comparable size and capabilities as ASI. The Company's recent two acquisitions also brought exposure to competitors with whom the Company did not previously compete. Further, the Company's management believes there is a second tier of primarily regional competitors who may seek to expand their efforts to the national and international levels.

Recently developed commercial satellite companies are becoming new entrants to the larger GIS market. These include Space Imaging Inc. and EarthWatch Inc. At present the announced but not yet available products of these companies do not appear to provide the same degree of resolution as is typically required by ASI's customers. The Company's management believes these new entrants may lead to new market opportunities as markets develop increasing awareness of the value of geographic information. On the other hand, there can be no assurance that new entrants and new products will not adversely affect the Company's future operations.

ASI seeks to compete on the basis of the quality of its products and the efficiency with which it can provide digital mapping services to customers. The Company uses its internally-developed proprietary software as well as commercially available software to automate much of the production process. The Company believes its systematic approach enables it to achieve more consistent quality than it could using more manually-intensive methods. The Company will evaluate the suitability of its internally developed proprietary software to the production processes employed at the two recently acquired businesses. If and when such use of this proprietary software is implemented, the desired favorable results, if any, will become apparent only gradually as existing projects would likely be completed using existing techniques and new techniques applied to newly started projects.

In general, management believes this industry is competitive and certain competitors may have more capital availability than does ASI.

Employees

At September 30, 1996 ASI had approximately 377 employees, virtually all of whom are full-time.

ASI offers its employees a typical benefits package including health, life, disability, and dental insurance; a 401-K tax deferred retirement savings plan; vacations and holidays. The Company does not provide any other pension plan to its employees. ASI does not have a collective-bargaining agreement with any of its employees and generally considers relations with its employees to be good.

Item 2.        Description of Property

The Company leases its office and production facilities.

    Location                    Square Footage     Lease Termination

    Colorado Springs, CO           32,000              2004
    Cary, North Carolina           23,400              1998-2000
    Waukesha, Wisconsin            25,300              1999

These   facilities  are  in  generally  good  condition  and  adequate  for  the foreseeable needs of the Company.

ASI also operates sales offices in Sterling, Virginia (near Washington,D.C.) and Chattanooga, Tennessee.

Item 3.        Legal Proceedings

The Company is not the subject of any significant outstanding legal proceedings or significant known claims.

Item 4.         Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of the year ended September 30, 1996.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the NASDAQ National Market System over-the-counter market under the symbol ANLT. The trading volume in ASI's Common stock has ranged from 255,000 shares per month to 3,780,000 shares per month in the year ended September 30, 1996. This range of trading volume may contribute to stock price volatility and limited trading liquidity.

The Company's Board of Directors authorized a three for two stock split of Company's no par value common stock for all common shareholders of record on June 27, 1996. All share, option and per share amounts included in this Annual Report on Form 10-KSB have been adjusted for the effects of the stock split.

The following table sets forth the range of high and low prices per share for each quarterly period for the fiscal years ended September 30, 1995 and 1996 as reported by the National Association of Securities Dealers Automated Quotations System (NASDAQ). On April 1, 1995 trading in the Company's Common Stock moved from NASDAQ's Small Cap Market to NASDAQ's National Market System. Price ranges reported in the following table represent the range of bid quotations prior to April 1, 1995 and the trading range after that date. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

Fiscal Year Ended September 30, 1995        High              Low

                  First Quarter           $ 3.50           $  2.25
                  Second Quarter            4.17              3.00
                  Third Quarter             4.92              3.25
                  Fourth Quarter            5.83              4.33

Fiscal Year Ended September 30, 1996

                  First Quarter           $ 6.83           $  4.59
                  Second Quarter           10.33              6.00
                  Third Quarter            16.00              8.08
                  Fourth Quarter           17.50              8.75

American Securities Transfer, Inc., the transfer agent for the shares of ASI's Common Stock, has reported that there were approximately 400 shareholders of record as of September 30, 1996. This does not include an estimated 2,500 investors holding stock in "street name."

On December 4, 1996, the closing bid and asked prices of the Company's Common Stock as reported by NASDAQ were $10.00 and $10.25 respectively.

Holders of the Company's Common Stock are entitled to receive dividends as and when they may be declared by its Board of Directors. No such dividends have ever been paid with respect to the Company's Common Stock and none is anticipated to be paid in the foreseeable future. Under its present bank loan agreement, the Company must obtain the bank's prior written consent should the Company wish to pay a dividend. The bank has agreed to not unreasonably withhold such consent; however, there is no assurance that the Company would receive the bank's consent to pay a dividend.

Item 6.        Management's Discussion and Analysis or Plan of Operation

This discussion contains forward looking statements, primarily those statements which are not statements of historical facts. There are important factors that could cause results to differ materially from those anticipated in the forward looking statements including factors which are beyond the control of the Company. These factors include the competitive environment such as entry of new competitors, improved technical capabilities by existing competitors and capacity utilization achieved by all competitors. Market conditions that may also affect future results include competitive environment in the utilities market, local tax collections by municipalities and federal government spending levels.

The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and related notes included elsewhere in this document and with the balance of this Management's Discussion and Analysis :

                                Year ended September 30,
                            (000's except per share amounts)

                                                    1996          1995
                                                    ----          ----
Statement of Operations Data
         Sales                                   $22,669        13,538
         Costs and expenses                       19,264        11,519
         Other expenses, net                         339           119
         Income tax expense                        1,153           716
                                                 -------        ------
         Net earnings                              1,913         1,184
                                                 =======        ======

         Earnings per share                      $   .38           .27
                                                 =======        ======



Balance Sheet Data                  September 30,
                                        (000's)

                                                    1996          1995
                                                    ----          ----

         Current assets                          $16,452         8,554
         Current liabilities                       6,466         2,816
                                                 -------        ------
         Working capital                           9,986         5,738
                                                 =======        ======

         Total assets                            $21,988        10,048
         Long-term debt
                less current portion               4,528           408
         Stockholders' equity                     10,926         6,654

Results of Operations

The following table summarizes the changes in selected operating indicators. The percentages on the left show the relationship of various income and expense items to net revenues. The percentages on the right measure year to year changes.


Percentage of Net Revenues*                                 Percentage Change
  Year Ended September 30                                    from Prior Year
    1996   1996                                                1996   1995
    ---    ----                                                ----   ----

     100    100       Sales                                      67     21

                      Costs and expenses:
                           Salaries, wages and
      46     39            related benefits                     100     17
      17     24            Subcontractor costs                   20     23
      16     16            General and administrative            64     22
       6      6            Depreciation and amortization         51      3
                                                                ---    ---
      85     85            Total costs and expenses              67     19
                                                                ---    ---

      15     15       Earnings from operations                   69     36

      (2)    (1)      Other income (expense)                    185    (35)
                                                                ---    ---
      13     14       Earnings before income taxes               61     47
       5      5       Income tax expense                         61     46
                                                                ---    ---

       8      9       Net earnings                               62     47
     ===    ===                                                 ===    ===

     *Totals may not be exact due to rounding.


1996 Compared to 1995

Results of Operations

The Company implemented a strategy to enter the utilities facility data conversion market by the acquisition of Intelligraphics International (Intelligraphics) on December 22, 1995. This acquisition lead to a more rapid entry into this market at a lower cost than would a strategy of developing both the technology and market presence through internal technology development and marketing efforts. This utilities market is competitive and margins are generally lower than those earned by the Company in its traditional markets. The lower margins are usually mitigated by the larger contract size and term and the expected greater volume of conversion work to be done in this market.

A second acquisition, Westinghouse Landmark GIS, also contributed to the growth strategy and provided the capability to perform deeds research tax mapping as opposed to the use of outside subcontractors to perform this work. This acquisition also provided additional capacity in the Company's traditional photogrammetry and cadastral markets as well as an enhanced regional presence in the east and southeast regions of the country.

The acquisitions, combined with the Company's original Colorado-based business, caused net income from continuing operations (net earnings) to increase 62% over the previous year on a sales increase of 67%. Total costs and expenses remain at 85% of sales with a shift between salaries, wages and benefits increasing to 46% from 39% of sales while subcontractor costs decreased to 17% of sales from 24% last year. The combination of salaries plus subcontractor costs remained at 63% of sales. This shift towards a greater salaries component reflects the higher labor input required at the two acquired production facilities and lower use of outside subcontractors in those locations. The acquisitions will also allow the Company to complete a greater proportion of its production work using internal resources as opposed to outside subcontractors.

Interest expense increased 195% over the previous year due to the increased debt undertaken to complete the two acquisitions.

Earnings per share increased 41% over the previous year. This increase reflects the 62% increase in net earnings (all from operations) and the 14% increase in the average number of shares outstanding in 1996 over 1995. Approximately 40% of the increase in average shares outstanding is the result of the 345,000 shares issued in connection with the Intelligraphics acquisition and the balance is due to the issuance of shares for stock option exercises.

Cash flows from operating activities increased 30% in 1996 over 1995. Net earnings plus depreciation and amortization increased 57% from $1,969,000 in 1995 to $3,097,000 in 1996. Cash flows from operations were also improved by the 103% increase in tax benefit relating to exercise of employee stock options. It is unlikely that tax benefits from the exercise of employee stock options will recur at the levels experienced in 1995 and 1996. Cash flows from operations were reduced by increased investment in the net current assets of the company, principally accounts receivable and revenues in excess of billings. These contract-related balances fluctuate due to the aggregate effect of the progress on specific projects and billing and payment terms of the contracts.

Cash flows used in investing activities are comprised of the cost of the acquisitions discussed above plus routine capital equipment additions.

Cash flows provided by financing activities are comprised of the borrowing of cash under long-term debt for the two acquisitions and the routine use of the line of credit, scheduled debt reductions and the proceeds of stock option exercises.

The Company's backlog of signed contracts increased to approximately $40,000,000 up 217% from $12,620,000 in 1995. The Company's expansion strategy has enabled it to sign significant contracts with utilities customers as well as municipal customers and commercial companies. Some of these projects are large multiple-year contracts which offer the Company the benefit of increased work but also subject the Company to increased risk due to possible inflation and/or changing customer expectations. The Company continues to seek and perform both larger and smaller projects for future work.

Liquidity and Capital Resources

Short-term liquidity requirements are met primarily through operating receipts supplemented by a bank line of credit with a $1,850,000 limit. At September 30, 1996, the Company's balance on the line of credit was $500,000. The cost of capital equipment is usually financed through term debt and/or capitalized leases with terms of from three to five years. The Company has up to $436,000 available under its line of credit for equipment acquisitions through the end of February 1997. The Company has not committed to any material capital purchases.

Management expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short-term borrowings on a bank line of credit. Routine capital expenditures will usually be financed with term debt and/or capital leases.

Management believes the line of credit combined with cash flows from operations are adequate to finance ongoing operations. Management also believes the Company will be able to finance any required capital expenditures from a combination of operating cash flows and new term debt or lease arrangements. The Company is dependent, however, upon its ability to successfully deliver acceptable products in order to maintain adequate operating cash flows.

Other Risk Factors

The Company faces, as do all businesses, a wide range of increasingly complex legal, regulatory and compliance requirements. The Company is not aware of any substantial risk of loss from product liability litigation nor from noncompliance with environmental, labor or other laws and regulations.

The Company has been awarded several projects with contract values in the range of $3,000,000 to $10,000,000, usually on a fixed-price basis. While these projects provide improved availability of work, the projects may extend over two to four years. The extended production period may increase the Company's exposure to the risk of inflation, changes in customer expectations and customer funding capabilities.

The Company has not paid any dividends since its inception, and there is no intention to pay dividends in the foreseeable future. Under its present bank loan agreement, the Company must obtain the bank's prior written consent should the Company wish to pay a dividend. The bank has agreed to not unreasonably withhold such consent; however, there is no assurance that the Company would receive the bank's consent to pay a dividend.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121) was issued in March 1995 by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adoption of this statement by the Company as of October 1, 1996 did not have a significant effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future annual financial statements.

 Item 7.       Financial Statements

                                                                       Page

         Independent Auditors' Report                                  11
         Balance Sheets                                                12
         Statements of Operations                                      14
         Statements of Stockholders' Equity                            15
         Statements of Cash Flows                                      16
         Notes to Financial Statements                                 17

                          Independent Auditors' Report








The Board of Directors and Stockholders
Analytical Surveys, Inc.:



We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                     KPMG Peat Marwick LLP




Denver, Colorado
November 1, 1996

                            ANALYTICAL SURVEYS, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                           September 30, 1996 and 1995
                                 (In Thousands)

Assets                                                                    1996          1995
------                                                                    ----          ----

Current assets:
    Cash                                                              $  1,022           665
    Accounts receivable, net of allowance for doubtful
       accounts of $60 and $20 in 1996 and
       1995, respectively (notes 3, 4 and 10)                            5,781         2,925
    Revenue in excess of billings (notes 3 and 4)                        9,329         4,705
    Deferred income taxes (note 6)                                         105            50
    Prepaid expenses and other                                             215           209
                                                                        ------        ------
              Total current assets                                      16,452         8,554
                                                                        ------        ------

Equipment and leasehold improvements, at cost (note 4):
    Equipment                                                            7,544         5,657
    Furniture and fixtures                                                 957           735
    Leasehold improvements                                                 162           134
                                                                        ------        ------
                                                                         8,663         6,526
    Less accumulated depreciation and amortization                      (6,049)       (5,046)
                                                                        ------        ------
                                                                         2,614         1,480
                                                                        ------        ------

Goodwill, net of accumulated amortization of $141 and $12 in 1996
and 1995, respectively (note 2)                                          2,881            14
Other assets                                                                41            --
                                                                        ------        ------
                                                                      $ 21,988        10,048
                                                                        ======        ======

                                                                     Continued)

                                 (In Thousands)


Liabilities and Stockholders' Equity                                      1996          1995
------------------------------------                                      ----          ----


Current liabilities:

    Line-of-credit with bank (note 4)                                 $    500           --
    Current portion of long-term debt (note 4)                           1,247           417
    Billings in excess of revenue (note 3)                               1,091           177
    Accounts payable and other accrued liabilities                       2,268         1,560
    Accrued payroll and benefits                                         1,340           662
    Income taxes payable                                                    20           --
                                                                        ------        ------
              Total current liabilities                                  6,466         2,816
                                                                        ------        ------

Long-term debt, less current portion (note 4)                            4,528           408
Deferred income taxes payable (note 6)                                       4           113
Deferred compensation payable                                               64           57
                                                                        ------        ------
              Total liabilities                                         11,062         3,394
                                                                        ------        ------

Stockholders' equity (note 7):

    Preferred stock - 2,500 no par value shares
       authorized; none issued and outstanding                             --            --
    Common stock - 100,000 no par value shares
       authorized; 4,922 and 4,282 shares
       issued in 1996 and 1995, respectively                             5,820         3,461
    Treasury stock - 35 shares, at cost                                   (125)         (125)
    Retained earnings                                                    5,231         3,318
                                                                        ------        ------
                                                                        10,926         6,654
                                                                        ------        ------

Commitments and contingencies (notes 5 and 7)                         $ 21,988        10,048
                                                                        ======        ======

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                     Years Ended September 30, 1996 and 1995
                    (In Thousands, Except Per Share Amounts)

                                                                          1996          1995
                                                                          ----          ----

                                                                      $ 22,669        13,538
                                                                        ------        ------

Costs and expenses:
    Salaries, wages and related benefits                                10,501         5,247
    Subcontractor costs                                                  3,898         3,244
    General and administrative                                           3,681         2,244
    Depreciation and amortization                                        1,184           784
                                                                        ------        ------
                                                                        19,264        11,519
                                                                        ------        ------
         Earnings from operations                                        3,405         2,019

Other income (expense):
    Interest expense, net                                                 (351)         (119)
    Gain on sale of assets                                                  12           --
                                                                        ------        ------
                                                                          (339)         (119)
                                                                        ------        ------
         Earnings before income taxes                                    3,066         1,900

Income tax expense (note 6)                                              1,153           716
                                                                        ------        ------
         Net earnings                                                 $  1,913         1,184
                                                                        ======        ======

Earnings per common and common equivalent share                       $    .38           .27
                                                                        ======        ======

Weighted average outstanding common and
    common equivalent shares                                             5,033         4,408
                                                                        ======        ======

See accompanying notes to consolidated financial statements.

                 Consolidated Statements of Stockholders' Equity
                     Years Ended September 30, 1996 and 1995
                                 (In Thousands)

                                      Common stock       Treasury stock      Retained
                                    Shares    Amount    Shares     Amount    earnings     Total

Balances at October 1, 1994          3,835     2,462       --         --       2,134     4,596

Exercise of stock options              447       562       --         --         --        562

Tax benefit relating to
exercise of stock options              --        437       --         --         --        437

Acquisition of treasury stock          --        --        (35)      (125)       --       (125)

Net earnings                           --        --        --         --       1,184     1,184
                                    ------    ------    ------     ------     ------    ------
Balances at September 30, 1995       4,282     3,461       (35)      (125)     3,318     6,654

Common stock issued in connection
with business combination (note 2)     345       891       --         --         --        891

Exercise of stock options              295       583       --         --         --        583

Tax benefit relating to
exercise of stock options              --        885       --         --         --        885

Net earnings                           --        --        --         --       1,913     1,913
                                    ------    ------    ------     ------     ------    ------

Balances at September 30, 1996       4,922     5,820       (35)   $  (125)     5,231    10,926
                                    ======    ======    ======     ======     ======    ======

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                     Years Ended September 30, 1996 and 1995
                                 (In Thousands)

                                                                          1996          1995
                                                                          ----          ----
Cash flows from operating activities:
    Net earnings                                                       $ 1,913         1,184
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                                  1,184           785
          Gain on sale of assets                                           (12)          --
          Deferred income tax benefit                                     (163)         (108)
          Tax benefit relating to exercise of employee stock options       885           437
          Changes in operating assets and liabilities, net of effect of business combinations:
                 Accounts receivable, net                                 (481)       (1,226)
                 Revenue in excess of billings                          (2,820)         (717)
                 Prepaid expenses and other                                 18           (67)
                 Other assets                                              (36)          --
                 Billings in excess of revenue                             163          (243)
                 Accounts payable and other accrued liabilities            (36)          800
                 Accrued payroll and benefits                              130            83
                 Income taxes payable                                       20          (342)
                 Deferred compensation payable                               7             8
                                                                        ------        ------
                    Net cash provided by operating activities              772           594
                                                                        ------        ------

Cash flows used by investing activities:
    Purchase of equipment and leasehold improvements                      (919)         (704)
    Proceeds from sale of equipment                                         12           --
    Net assets acquired in business combinations                        (5,541)          --
                                                                        ------        ------
                    Net cash used by investing activities               (6,448)         (704)
                                                                        ------        ------

Cash flows provided by financing activities:
    Net borrowings under line-of-credit with  bank                         500           --
    Proceeds from issuance of long-term debt                             5,765           521
    Principal payments on long-term debt                                  (815)         (734)
    Proceeds from exercise of stock options                                583           561
    Purchase of treasury stock                                             --           (125)
                                                                        ------        ------
                    Net cash provided by financing activities            6,033           223
                                                                        ------        ------

                    Net increase in cash                                   357           113

Cash at beginning of year                                                  665           552
                                                                        ------        ------

Cash at end of year                                                    $ 1,022           665
                                                                        ======        ======

Supplemental disclosures of cash flow information:
    Cash paid for interest                                             $   344           112
                                                                        ======        ======

    Cash paid for income taxes                                         $   376           765
                                                                        ======        ======

    Common stock issued in connection with business combination        $   891           --
                                                                        ======        ======

See accompanying notes to consolidated financial statements



                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995


(1)    Summary of Significant Accounting Policies


       (a)    Business and Basis of Financial Statement Presentation

                  Analytical Surveys, Inc. (ASI or the Company) is a Colorado corporation formed in 1981. ASI's primary business is the production of precision computerized maps and information files used in Geographic Information Systems (GIS). Federal, state and local government agencies and commercial companies use Geographic Information Systems to manage information relating to utilities, natural resources, streets, land use and property taxation.

                  The consolidated financial statements include the accounts of the Company and ASI Landmark Inc., its wholly owned subsidiary, which was formed in July 1996 (see note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (b)    Revenue Recognition

                  The Company recognizes revenue using the percentage of completion method based on the cost-to-cost method, whereby the percentage complete is based on costs incurred in relation to total estimated costs. Costs associated with obtaining contracts are expensed as incurred. The Company does not combine contracts for purposes of recognizing revenue and, generally, does not segment contracts.

                  Revenue in excess of billings represents work completed but not billed. The Company bills customers based upon the terms included in the contract, which is generally upon delivery. When billed, such amounts are recorded as accounts receivable. Billings in excess of revenue represent billings in advance of work performed.

                  The Company recognizes losses on contracts in the period such loss is determined. The Company does not believe warranty obligations on completed contracts are material.

       (c)    Equipment and Leasehold Improvements

                  Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

                       Equipment                             3 to 10 years
                       Furniture and fixtures                5 to 10 years
                       Leasehold improvements                      5 years

                  Maintenance, repairs, and renewals which neither add to the value of the asset or extend its useful life are charged to expense as incurred.

(1)    Summary of Significant Accounting Policies (continued)

       (d)    Goodwill

                  Goodwill represents the excess of the purchase price over net assets acquired (see note 2). Goodwill is being amortized over a 15-year period using the straight-line method.

       (e)    Income Taxes

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

       (f)    Research and Development Costs

                  The Company expenses research and development costs as they are incurred. Research and development costs, which are included in general and administrative expenses in the statement of operations, totaled $283,872 and $347,321 in 1996 and 1995, respectively.

       (g)    Earnings Per Share

                  The computation of earnings per common share is based on the weighted average number of common shares outstanding plus the effect of common stock equivalents.

       (h)    Reclassifications

                  Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(2)    Business Combinations

              In December 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Intelligraphics, Inc. for $3,548,019 cash and issued 345,000 shares of restricted common stock valued at $891,250, for total consideration of $4,439,269. Intelligraphics provides data conversion services, primarily to the utilities market.

              In July 1996, the Company, through its wholly owned subsidiary ASI Landmark, Inc., acquired substantially all of the assets and assumed certain liabilities of Westinghouse Landmark GIS, Inc. for cash of $1,992,598. Landmark provides photogrammetic mapping and data conversion service to the municipal and county markets.

              Both acquisitions were accounted for using the purchase method of accounting. The aggregate purchase price of the 1996 acquisitions was allocated based on fair values as follows (amounts in thousands):

                      Current assets                                   $ 4,286
                      Property and equipment                             1,245
                      Other assets, including goodwill                   3,022
                      Current liabilities                               (2,121)
                                                                        ------
                                                                       $ 6,432
                                                                        ======

              The following unaudited proforma information presents the results of operations of the Company as if the acquisitions of Intelligraphics, Inc. and Westinghouse Landmark GIS, Inc. had occurred on October 1, 1994 (in thousands, except per share amounts):

                                                      Years ended September 30,
                                                      1996                1995

                       Sales                      $ 27,729            $ 26,869
                                                    ======              ======
                       Net earnings               $  1,009            $    900
                                                    ======              ======
                       Earnings per share             $.20               $ .19
                                                        ==                 ===


         The proforma information is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises.

(3) Accounts Receivable, Revenue in Excess of Billings, and Billings in Excess of Revenue

         At September 30, 1996, the estimated period to complete contracts in process ranges from one to thirty-nine months, and the Company expects to collect substantially all related accounts receivable and revenue in excess of billings within one year.

         The following summarizes contracts in process at September 30 (in thousands):
                                                          1996            1995
                                                          ----            ----

            Costs incurred on uncompleted contracts    $ 39,007         14,702
            Estimated earnings                           19,464         10,292
                                                         ------         ------
                                                         58,471         24,994
            Less billings to date                       (50,233)       (20,466)
                                                         ------         ------
                                                       $  8,238          4,528
                                                         ======         ======

            Included in the accompanying balance sheets as follows:
                   Revenue in excess of billings       $  9,329          4,705
                   Billings in excess of revenue         (1,091)          (177)
                                                         ------         ------
                                                       $  8,238          4,528
                                                         ======         ======

Notes to Consolidated Financial Statements, Continued

(4)    Debt

         The Company has a $1,850,000 revolving line of credit with a bank bearing interest at .5% over the base rate (8.75% at September 30, 1996). The line of credit is collateralized by the assignment of accounts receivable and officers life insurance proceeds and expires February 28, 1997. Borrowings of $500,000 were outstanding under the line-of-credit as of September 30, 1996.

         Long-term   debt   consists  of  the  following  at  September  30  (in
         thousands):

                                                                                      1996     1995
                                                                                      ----     ----

        Notepayable to a bank in monthly  installments  ranging  from $63,453 to
            $88,834 at .5% over the base rate  (8.75% at  September 30, 1996), final maturity in November 2001, secured by accounts
            receivable, work-in-process and officer life insurance proceeds        $ 4,962      --
        Notes payable to a bank under a $1,250,000 equipment draw-down term loan,  bearing  interest at  effective  rates  ranging from 8.13% to
            11.83% at September 30, 1996, monthly payments of $42,256, final
            maturity in August 1999, secured by certain equipment (a)                  810       743
        Term notes payable in monthly installments of $1,507, including interest ranging from 7.95% to 9.40%, final maturity in November
            1996, secured by certain equipment                                           3        82
                                                                                    ------    ------
                                                                                     5,775       825
                  Less current portion                                              (1,247)     (417)
                                                                                    ------    ------
                                                                                   $ 4,528       408
                                                                                    ======    ======

         Maturities of long-term debt as of September 30, 1996, are as follows (in thousands):

                   Years ending September 30:
                      1997                                   $ 1,246
                      1998                                     1,292
                      1999                                     1,199
                      2000                                     1,066
                      2001                                       903
                      Thereafter                                  69
                                                               -----
                                                             $ 5,775
                                                              ======

       (a) The equipment draw-down term loan agreement contains restrictive covenants which require, among other things, the maintenance of certain financial ratios and include certain limitations on capital expenditures and dividend payments.

 (5)   Leases

         The Company leases its facilities under operating leases. Amounts due under noncancelable operating leases with terms of one year or more at September 30, 1996 are as follows (in thousands):

                   Years ending September 30:
                       1997                                  $   990
                       1998                                      774
                       1999                                      586
                       2000                                      412
                       2001                                      351
                       Thereafter                              1,131
                                                               -----
                          Total minimum lease payments       $ 4,244
                                                               =====

         Rent expense totaled $535,203 and $302,303 for the years ended September 30, 1996 and 1995, respectively.

 (6)    Income Taxes

        Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):

                                             1996           1995
                                             ----           ----
              Current:
                  Federal                 $ 1,148            713
                  State and local             168            111
                                            -----            ---
                                            1,316            824
                                            -----            ---
              Deferred:
                  Federal                    (141)           (94)
                  State and local             (22)           (14)
                                            -----            ---
                                             (163)          (108)
                                            -----            ---
                                          $ 1,153            716
                                            =====            ===

        The exercise of non-qualified stock options results in state and federal income tax benefit to the Company related to the difference between the market price at the date of exercise and the option price. Common stock was increased by $884,459 and $437,242 in 1996 and 1995, respectively, related to the tax benefit of the exercise of stock options.

        Actual income tax expense differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):

                                                                  1996      1995
                                                                  ----      ----
                Computed "expected" income tax expense         $ 1,042       646
                State income taxes, net of federal tax effect      101        63
                Other                                               10         7
                                                                 -----       ---
                    Actual income tax expense                  $ 1,153       716
                                                                 =====       ===

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, are presented below (in thousands):

                                                                       1996       1995
                                                                       ----       ----
        Current deferred tax assets and liabilities:
            Accounts receivable, primarily due to allowance
               for doubtful accounts                                  $  22          7
            Accrued liabilities, primarily due to accrued
               compensated absences  for financial statement
               purposes                                                  99         62
            Deferred compensation related to stock options
               issued under the 1988 ASI Stock Option Plan                5          8
            Prepaid expenses, primarily due to marketing
               commissions expensed for income tax purposes             (21)       (27)
                                                                       ----       ----
                  Total net current deferred tax asset                $ 105         50
                                                                       ====       ====

        Non-current deferred tax assets and liabilities:
            Deferred compensation accrued for financial
               statement purposes only                                $  24         21
            Equipment and leasehold improvements, primarily
               due to differences in depreciation                       (28)      (134)
                                                                       ----       ----
                  Total net non-current deferred tax liability        $  (4)      (113)
                                                                       ====       ====


 (7)    Stockholders' Equity and Stock Options

        The Board of Directors may issue preferred stock with rates of dividends, voting rights, redemption prices, liquidation prices, liquidation premiums, conversion rights, and other requirements without a vote of the shareholders.

        In 1989, the Company entered into a stock redemption agreement with its founder, who is also its chairman, chief technical officer, and a major shareholder of the Company (the Shareholder). Under the terms of the agreement, the Company may be required upon the occurrence of certain events to purchase all or a portion of the common stock owned by the Shareholder. In these instances, the purchase price will be determined based upon the mean between the quoted bid and asked price of the Company's common stock. The future events that may require purchase, and the related terms, are summarized as follows:

                          Minimum shares required                     Payment
        Event (a)         to be purchased                             terms
        ---------         ------------------------                    -------

        Death             The number of shares based upon proceeds    Cash from
                          from $1,000,000 life insurance policy       insurance
                          maintained and owned by the Company (b)     policy

        Disability        The number of shares based upon proceeds    Cash from
                          from $1,000,000 disability insurance policy insurance
                          maintained and owned by the Company (b)     policy

        Involuntary       Maximum of all shares owned by shareholder  Cash
        termination,
        except for cause

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

        At September 30, 1996, the Shareholder owned 526,050 shares of the Company's common stock, which represented approximately 11% of the outstanding common stock.

        The Company currently has five nonqualified stock option plans. The Board of Directors may grant options to purchase up to 2,026,500 shares of the Company's common stock to officers, directors, and key employees. The exercise price of the options is established by the Board of Directors on the date of grant. Employees may vest in their options either 100% on date of grant or 25% on date of grant and 25% each year thereafter as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from date of grant.

        The Board of Directors authorized a three for two stock split of the Company's no par value common stock for all common shareholders of record on June 27, 1996. All share, option and per share amounts included in the accompanying consolidated financial statements have been adjusted for the effects of the stock split.

        The following summarizes stock option activity under the plans (in thousands, except per share amounts):

                                                                       Shares       Option price
                                                                    under option     per share
              Outstanding at October 1, 1994                           1,117        .67 to 2.09

                 Granted                                                 426       3.50 to 4.92
                 Exercised                                              (447)       .67 to 2.09
                 Canceled                                                (29)      1.59 to 4.00
                                                                       -----
              Outstanding at September 30, 1995                        1,067        .67 to 4.92

                 Granted                                                 238       5.25 to 14.33
                 Exercised                                              (295)      1.12 to 4.00
                 Canceled                                                (21)      1.58 to 11.08
                                                                       -----
              Outstanding at September 30, 1996                          989        .67 to 14.33
                                                                       =====
              At September 30, 1996:
                 Options exercisable                                     502        .67 to 5.333
                                                                       =====
                 Options available for grant                              45
                                                                       =====

 (8)    Employee Benefit Plan

        The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches 50% of the employee contributions up to 4% of their compensation. The Company contributed $65,756 and $60,494 to the Plan in 1996 and 1995, respectively.

Notes to Consolidated Financial Statements, Continued

 (9)    Major Customers

        Sales to individual customers amounting to more than 10% of total sales were as follows:

                   Year ended September 30:
                       1996            Customer A 10%
                       1995            Customer B 12%

 (10)   Concentrations of Credit Risk

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

        The Company's accounts receivable are due from a variety of organizations throughout the United States. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit and collection issues arise. Management's estimates of uncollectible amounts have been adequate in prior years, and management believes that all significant credit and collection risks have been identified and adequately provided for at September 30, 1996.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Information required by this item is contained in the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed on or before January 20, 1997 and such information is incorporated herein by reference.

Item 10.       Executive Compensation

Information required by this item is contained in the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed on or before January 20, 1997 and such information is incorporated herein by reference.

Item 11.       Security Ownership of Certain Beneficial Owners and Management

Information required by this item is contained in the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed on or before January 20, 1997 and such information is incorporated herein by reference.

Item 12.       Certain Relationships and Related Transactions

Information required by this item is contained in the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed on or before January 20, 1997 and such information is incorporated herein by reference.

Item 13.       Exhibits and Reports on Form 8-K

(a)  Index of Exhibits

         (3) The Exhibits set forth in the following Index of Exhibits are filed as part of this report.

3.  Articles of Incorporation and By-Laws

         3.1 Articles of incorporation (as amended) are incorporated by reference to the Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-93108-D.

         3.2 By-laws are incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-18, Registration No. 2-93108-D.

4.  Instruments defining the rights of Security Holders including Indentures

Form of Stock Certificate (filed with Registration Statement No. 2-93108-D and hereby incorporated by reference).

10. Material Contracts

         10.1 Stock Redemption and Repurchase Agreement dated February 14, 1989 between John A. Thorpe, Chairman and Chief Technical Officer, and the registrant, incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1989.

         10.2 Employment Agreement between John A. Thorpe, Chairman and Chief Technical Officer, and the registrant, dated June 27, 1994 incorporated herein by reference to registrant's Quarterly Report on Form 10-QSB for June 30, 1994.

         10.3 Stock Option Agreement dated July 27, 1990 and amended November 19, 1990 between Sidney V. Corder, Chief Executive Officer and President, and the registrant incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1990.

         10.4 Employment agreement dated June 27, 1994 between ASI and Sidney V. Corder, Chief Executive Officer and President, incorporated herein by reference to registrant's Quarterly Report on Form 10-QSB for June 30, 1994.

         10.5 Stock Option Plan dated December 17, 1987 and amended on August 31, 1992 incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

         10.6 1990 Non-Qualified Stock Option Plan dated September 21, 1990 and amended and restated on December 17, 1990 and further amended on August 31, 1992 incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

         10.7 1991 Non-Qualified Stock Option Plan dated December 17, 1990 and amended on August 31, 1992 incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

         10.8     1993  Non-Qualified  Stock Option Plan dated December 11, 1992
                  incorporated   herein  by  reference  to  registrant's   Proxy
                  Statement dated January 11, 1993.

         10.9 Analytical Surveys, Inc. 401-K Plan dated October 1, 1988 and amended and restated May 22, 1992 incorporated herein by reference to registrant's Annual Report on Form l0-K for Fiscal Year ended September 30, 1992.

         10.10 Analytical Surveys, Inc. Incentive Bonus Plan incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

         10.11 Building lease dated August 1, 1994 incorporated herein by reference to registrant's Annual Report on Form 10-KSB for the Fiscal Year ended September 39, 1994.

         10.12 Employment agreement dated September 20, 1995 between ASI and Scott C. Benger, Senior Vice President, Finance and
                  Secretary/Treasurer incorporated herein by reference to registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

         10.13 Employment agreement dated September 20, 1995 between ASI and Raymond R. Mann , Senior Vice President, Contracts and Business Development incorporated herein by reference to registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

         10.14 1995 Non-Qualified Stock Option Plan dated August 22, 1995 incorporated herein by reference to registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

         10.15 Employment agreement dated December 22, 1995 between ASI and William D. Nantell, Senior Vice President (included in the exhibits section).

         23.      Consent of Experts:
                  Consent of KPMG Peat Marwick LLP (included in the exhibits section).
                  Consent of Daniel P. Edwards, P.C. (included in the exhibits section).

         27.      Financial Data Schedule

Item 13.       Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     One report on Form 8-K was filed during the fourth quarter of fiscal year 1996, including items 2 and 7 regarding the acquisition of substantially all of the net assets of Westinghouse Landmark GIS, Inc.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 11th day of December, 1996.

                                   Analytical Surveys, Inc.
                                   By

                                   /s/ John A. Thorpe
                                   John A. Thorpe, Chairman of the Board

In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated as of the 11th day of December, 1996.



             Signature                          Title


             /s/ John A. Thorpe
             John A. Thorpe                     Chairman and
                                                Chief Technical Officer

             /s/ Sidney V. Corder
             Sidney V. Corder                   Director, President and
                                                Chief Executive Officer

             /s/ Scott C. Benger
             Scott C. Benger                    Sr. Vice President Finance
                                                and Secretary/Treasurer
                                                (principal financial officer and
                                                principal accounting officer)

             /s/ Brian J. Yate
             Brian J. Yates                     Controller

             ____________________
             Richard P. MacLeod                 Director

             /s/ James T. Rothe
             James T. Rothe                     Director

             ____________________
             Robert H. Keeley                   Director

             /s/ Willem H. J. Andersen
             Willem H. J. Andersen              Director