Form 10-Q
period 1996-12-31
ANALYTICAL SURVEYS INC
filed 1997-02-13
CIK 753048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             __X__ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         For the quarterly period ended
                                December 31, 1996


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


The number of shares of common stock outstanding as of February 11, 1997 was 4,980,152.

Part I Item 1.

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                                                December 31,           September 30,
                                                                                    1996                   1996
                                                                                ------------           -------------
ASSETS

CURRENT ASSETS
   Cash                                                                      $         766          $       1,022
   Accounts receivable, net of allowance
       for doubtful accounts of $60                                                  7,022                  5,781

   Revenue in excess of billings                                                     8,760                  9,329
   Prepaid expenses and other                                                          267                    215
   Deferred income taxes                                                                93                    105
                                                                                    ------                 ------
       Total current assets                                                         16,908                 16,452
                                                                                    ------                 ------

PROPERTY AND EQUIPMENT, at cost
   Equipment                                                                         7,651                  7,544
   Furniture and fixtures                                                              970                    957
   Leasehold improvements                                                              169                    162
                                                                                    ------                 ------
                                                                                     8,790                  8,663
Less Accumulated depreciation and amortization                                      (6,318)                (6,049)
                                                                                    ------                 ------
                                                                                     2,472                  2,614
Goodwill, net of accumulated amortization                                            2,830                  2,881
Long Term Deferred income taxes                                                          3                    --
Other Assets                                                                            38                     41
                                                                                    ------                 ------
   TOTAL ASSETS                                                                 $   22,251          $      21,988
                                                                                    ======                 ======

See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                December 31,           September 30,
                                                                                    1996                   1996
                                                                                ------------           -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Line-of-credit with bank                                                  $         200          $         500
   Current portion of long-term debt                                                 1,311                  1,247
   Billings in excess of revenue                                                     1,651                  1,091
   Accounts payable and accrued liabilities                                          1,889                  2,268
   Income taxes payable                                                                272                     20
   Accrued payroll and benefits                                                        977                  1,340
                                                                                    ------                 ------
   Total current liabilities                                                         6,300                  6,466

Deferred income taxes payable                                                          --                       4

Long-term debt, less current portion                                                 4,368                  4,528

Deferred compensation payable                                                           66                     64
                                                                                    ------                 ------

Total liabilities                                                                   10,734                 11,062
                                                                                    ------                 ------

STOCKHOLDERS' EQUITY
   Preferred stock-authorized 2,500,000 shares
       of no par value; no shares issued or outstanding
   Common stock-authorized 100,000 shares of no par value;
       issued and outstanding 4,925 shares at December 31, 1996 and
       4,922 shares at September 30, 1996                                            5,832                  5,820
   Treasury stock of 35 shares at cost                                                (124)                  (125)
   Retained earnings                                                                 5,810                  5,231
                                                                                    ------                 ------

   Total stockholders' equity                                                       11,517                 10,926
                                                                                    ------                 ------

TOTAL LIABILITIES AND EQUITY                                                 $      22,251          $      21,988
                                                                                    ======                 ======

See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                            Three months Ended      Three months Ended
                                                                               December 31,            December 31,
                                                                                   1996                    1995
                                                                            ------------------      ------------------


SALES OF SERVICES                                                            $       7,609          $       3,649
                                                                                    ------                 ------

COSTS AND EXPENSES
   Salaries, wages and benefits                                                      3,675                  1,447
   Subcontractor costs                                                               1,227                    935
   General and administrative                                                        1,303                    574
   Depreciation and amortization                                                       338                    217
                                                                                    ------                 ------

                                                                                     6,543                  3,173
                                                                                    ------                 ------

EARNINGS FROM OPERATIONS                                                             1,066                    476
                                                                                    ------                 ------


OTHER INCOME (EXPENSE)
   Interest (expense)                                                                 (133)                   (28)
   Gain on Sale of Assets                                                                5                    --
                                                                                    ------                 ------

                                                                                      (128)                   (28)
                                                                                    ------                 ------

EARNINGS BEFORE INCOME TAXES                                                           938                    448

INCOME TAX EXPENSE                                                                     360                    173
                                                                                    ------                 ------

NET EARNINGS                                                                    $      578              $     275
                                                                                    ======                 ======

EARNINGS PER SHARE                                                              $     0.11            $     0.06
                                                                                      ====                  ====

See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            Three months Ended      Three months Ended
                                                                               December 31,            December 31,
                                                                                   1996                    1995
                                                                            ------------------      ------------------

CASH FLOWS PROVIDED (USED)
   BY OPERATING ACTIVITIES                                                   $         275          $      (1,288)
                                                                                    ------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                                                     147                    --
   Purchase of property and equipment                                                 (287)                  (125)
   Net assets acquired in business combinations                                        --                  (3,506)
                                                                                    ------                 ------

   Net cash used in investing activities                                              (140)                (3,631)
                                                                                    ------                 ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under notes payable                                      (300)                   300
   Proceeds from issuance of long-term debt                                            214                  3,498
   Principal payments of long-term debt                                               (309)                  (105)
   Proceeds from issuance of common stock                                                4                    895
                                                                                    ------                 ------


   Net cash provided (used) by financing activities                                   (391)                 4,589
                                                                                    ------                 ------

Net increase (decrease) in cash                                                       (256)                  (330)

Cash at beginning of period                                                          1,022                    665
                                                                                    ------                 ------


Cash at end of period                                                           $      766          $         335
                                                                                    ======                 ======

Supplemental cash flow disclosures:
   Interest paid                                                                $      135          $          18
                                                                                    ======                 ======

   Income taxes paid                                                            $       96          $           4
                                                                                    ======                 ======


See accompanying notes to financial statements.


                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 1996. The consolidated financial statements include the accounts of the Company and ASI Landmark, Inc., its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements have not been audited by independent auditors.

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., at December 31, 1996 and its results of operations for the three months ended December 31, 1996 and 1995, and its cash flows for the three months ended December 31, 1996 and 1995. All such adjustments are of a normal recurring nature.

The computation of earnings per common share is based on the weighted average number of shares outstanding plus common stock equivalents as follows (in thousands):

                  Three months ended December 31, 1996                 5,262
                  Three months ended December 31, 1995                 4,656


2.       Stock Options

The following table summarizes stock option transactions under the Company's four non-qualified stock option plans (in thousands except per share amounts):

                                            Shares                 Average
                                            under                Option Price
                                            option                per share

Outstanding at September 30, 1996              989              $ 0.67 to 14.33
   Issued                                       --
   Exercised                                    (2)               1.58 to 2.08
   Canceled                                     (4)               1.58 to 11.08
                                               ---
Outstanding December 31, 1996                  983                0.67 to 14.33
                                               ===

At December 31, 1996:
   Options Exercisable                         564
                                               ===
   Available for Grant                         306
                                               ===

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

1997 Compared to 1996

Results of Operations

Three Months Ended December 31, 1996

The Company implemented a strategy to enter the utilities facility data conversion market by the acquisition of Intelligraphics International (Intelligraphics) on December 22, 1995. This utilities market is competitive and margins are generally lower than those earned by the Company in its traditional markets. The lower margins are usually mitigated by the larger contract size and term and the expected greater volume of conversion work to be done in this market. A second acquisition in July 1996, Westinghouse Landmark GIS, also contributed to the growth strategy and provided the capability to perform deeds research tax mapping as opposed to the use of outside subcontractors to perform this work. This acquisition also provided additional capacity in the Company's traditional photogrammetry and cadastral markets as well as an enhanced regional presence in the east and southeast regions of the country.

The acquisitions, combined with the Company's original Colorado-based business, caused net income from continuing operations (net earnings) to increase 110% over the previous year on a sales increase of 108%. Total costs and expenses were 86% of sales in 1997 compared to 87% in 1996, with a shift between salaries, wages and benefits increasing to 48% from 40% of sales while subcontractor costs decreased to 16% of sales from 31% last year. The combination of salaries plus subcontractor costs remained at 64% of sales. This shift towards a greater salaries component reflects the higher labor input required at the two acquired production facilities and lower use of outside subcontractors in those locations. The acquisitions will also allow the Company to complete a greater proportion of its production work using internal resources as opposed to outside subcontractors.

Interest expense increased 370% over the previous year and increased from 0.8% of sales to 1.7% of sales due to the increased debt undertaken to complete the two acquisitions.

Earnings per share increased 83% over the same period of the previous year. This increase reflects the 110% increase in net earnings (all from operations) and the 13% increase in the average number of shares outstanding in 1997 over the same period of 1996.

Cash flows presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 1995 have been reclassified from the original presentation in 1995 to conform to the presentation in the September 30, 1996 annual report. Cash flows used by operating activities was $241,000 before the reclassification and $1,288,000 after the reclassification. The reclassification treats the purchase of net current assets in the acquisition as a use of cash by operating activities.

Cash flows from operating activities increased to cash provided of $275,000 from net cash used by operating activities of $1,288,000, a change of $1,563,000. Most (67% ) of the change in operating cash flows is attributable to the purchase of net current assets in the previous year. The balance of the change is attributable to normal fluctuations in the investment in contract related current accounts, principally accounts receivable, revenues in excess of billings and billings in excess of revenues. Net earnings plus depreciation and amortization increased 86%.

Cash flows used in investing activities are comprised of the proceeds from the sale of surplus equipment and expenditures for routine capital equipment additions.

Cash flows provided by financing activities are comprised of the borrowing (repayment) of cash under the routine use of the line of credit, financing of capital expenditures and scheduled debt reductions.

The Company's backlog of signed contracts increased to approximately $33 million, up 43% from $23 million in 1995. The Company's expansion strategy has enabled it to sign significant contracts with utilities customers as well as municipal customers and commercial companies. Some of these projects are large multiple-year contracts which offer the Company the benefit of increased work but also subject the Company to increased risk due to possible inflation and/or changing customer expectations. The Company continues to seek and perform both larger and smaller projects for future work.

Liquidity and Capital Resources

Short-term liquidity requirements are met primarily through operating receipts supplemented by a bank line of credit with a $1,850,000 limit. At December 31, 1996, the Company's balance on the line of credit was $200,000. The cost of capital equipment is usually financed through term debt and/or capitalized leases with terms of from three to five years. The Company has up to $222,000 available under its line of credit for equipment acquisitions through the end of February 1997. Management expects to renew the Bank line of credit in February 1997. The Company has not committed to any material capital purchases.

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

     The Company has been awarded several projects with contract values in the range of $3 million to $10 million, usually on a fixed-price basis. While these projects provide improved availability of work, the projects may extend over two to four years. The extended production period may increase the Company's exposure to the risk of inflation, changes in customer expectations and customer funding capabilities.

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


Part II           Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.      Financial Data Schedule

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      Analytical Surveys, Inc.
                                                                  (Registrant)


                Date February 13, 1997                   /s/  Sidney V. Corder
                                                      ------------------------
                                                   Sidney V, Corder, President
                                                   and Chief Executive Officer



                Date February 13, 1997                    /s/  Scott C. Benger
                                                      ------------------------
                                          Scott C. Benger, Secretary/Treasurer
                                              (principal financial officer and
                                                  principal accounting officer)



                Date February 13, 1997                     /s/  Brian J. Yates
                                                      ------------------------
                                                    Brian J. Yates, Controller