Form 10QSB
period 1997-03-31
ANALYTICAL SURVEYS INC
filed 1997-05-14
CIK 753048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 1997
                                       or
 _____         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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


     The number of shares of common stock outstanding as of May 9, 1997 was 5,089,510.

Transitional Small Business Disclosure Format:

                                Yes _____   No__X__

Part I    Item 1.
                        ANALYTICAL SURVEYS, INC.

                       CONSOLIDATED BALANCE SHEETS
                             (In Thousands)
                               (Unaudited)

                                                           March 31,   September 30,
                                                             1997          1996
                                                             ----          ----
ASSETS
CURRENT ASSETS
  Cash ...............................................    $  2,350     $  1,022
  Accounts receivable, net of $60
   allowance for doubtful accounts ...................       5,935        5,781
  Revenues in excess of billings .....................       9,319        9,329
  Prepaid expenses and other .........................         337          215
  Prepaid income taxes ...............................         641
  Deferred tax assets ................................         115          105
                                                               ---          ---
  Total current assets ...............................      18,697       16,452
                                                            ------       ------
PROPERTY AND EQUIPMENT, at cost

  Equipment ..........................................       7,791        7,544
  Furniture and fixtures .............................       1,021          957
  Leasehold improvements .............................         174          162
                                                               ---          ---
                                                             8,986        8,663
                                                             -----        -----
  Less Accumulated depreciation and amortization .....      (6,581)      (6,049)
                                                            ------       ------
                                                             2,405        2,614
Goodwill, net of accumulated amortization ............       2,779        2,881
Other assets .........................................          40           41
                                                                --           --
TOTAL ASSETS .........................................    $ 23,921     $ 21,988
                                                          ========     ========

     See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                         March 31,   September 30,
                                                            1997          1996
                                                            ----          ----

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Line-of-credit with bank (Note 2) ................     $   --        $    500
  Current portion of long-term debt ................        1,317         1,247
  Billings in excess of revenue ....................          922         1,091
  Accounts payable and accrued liabilities .........        2,989         2,268
  Income taxes payable .............................         --              20
  Accrued payroll and benefits .....................        1,229         1,340
                                                            -----         -----
  Total current liabilities ........................        6,457         6,466
Deferred income taxes payable ......................            2             4
Long-term debt, less current portion ...............        4,042         4,528
Deferred compensation payable ......................           68            64
                                                               --            --
Total liabilities ..................................       10,569        11,062
                                                           ------        ------

STOCKHOLDERS' EQUITY

  Preferred stock-authorized 2,500,000 shares
   of no par value; none issued and outstanding ....         --            --

  Common stock-authorized 100,000,000 shares
   of no par value; issued and outstanding
   5,123 shares at March 31, 1997 and
   4,922 shares at September 30, 1996 ..............        6,990         5,820

  Treasury stock of 35 shares, at cost .............         (125)         (125)

  Retained earnings ................................        6,487         5,231
                                                            -----         -----
Total stockholders' equity .........................       13,352        10,926
                                                           ------        ------
TOTAL LIABILITIES AND EQUITY .......................     $ 23,921      $ 21,988
                                                         ========      ========

     See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                        Six Months              Three Months
                                          Ended                    Ended
                                         March 31,                March 31,
                                     1997        1996        1997        1996
                                     ----        ----        ----        ----
SALES OF SERVICES .............   $ 16,160    $  9,333    $  8,550    $  5,685
                                  --------    --------    --------    --------
COSTS AND EXPENSES
  Salaries, wages and benefits       7,541       4,330       3,866       2,884
  Subcontractor costs .........      3,028       1,681       1,802         747
  General and administrative ..      2,647       1,542       1,344         967
  Depreciation and amortization        653         511         314         294
                                       ---         ---         ---         ---
                                    13,869       8,064       7,326       4,892
                                    ------       -----       -----       -----
EARNINGS FROM OPERATIONS ......      2,291       1,269       1,224         793
                                     -----       -----       -----         ---
OTHER INCOME (EXPENSE)
  Interest ....................       (260)       (126)       (127)        (98)
  Miscellaneous Income ........          1           2          (3)          3
                                         -           -          --           -
                                      (259)       (124)       (130)        (95)
                                      ----        ----        ----         ---
EARNINGS BEFORE INCOME TAXES ..      2,032       1,145       1,094         698
INCOME TAX EXPENSE ............        777         435         417         263
                                       ---         ---         ---         ---
NET EARNINGS ..................   $  1,255    $    710    $    677    $    435
                                  ========    ========    ========    ========

EARNINGS PER SHARE ............   $   0.24    $   0.15    $   0.13    $   0.09
                                  ========    ========    ========    ========



     See accompanying notes to financial statements.

                        ANALYTICAL SURVEYS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)

                                                 Six Months    Six Months
                                                    Ended         Ended
                                                   March 31,     March 31,
                                                     1997          1996
CASH FLOWS PROVIDED (USED)
  BY OPERATING ACTIVITIES .....................   $ 2,124    $     2
                                                  -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment .............       157       --
  Purchase of property and equipment ..........      (495)      (225)
  Net assets acquired in business combinations       --
                                                              (3,696)
                                                    ------    ------
  Net cash used in investing activities .......      (338)    (3,921)
                                                     ----     ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under notes payable      (500)       175
  Proceeds from issuance of long-term debt ....       214      3,502
  Principal payments of long-term debt ........      (630)      (305)
  Proceeds from issuance of common stock ......       458        296
                                                      ---        ---
  Net cash provided (used)
      by financing activities .................      (458)     3,668
                                                     ----      -----

Net increase (decrease) in cash ...............     1,328       (251)
Cash at beginning of period ...................     1,022        665
                                                    -----        ---
Cash at end of period .........................   $ 2,350    $   414
                                                  =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid ...............................   $   260    $   124
                                                  =======    =======

  Income taxes paid ...........................   $   738    $   364
                                                  =======    =======




     See accompanying notes to financial statements.

           Notes to Consolidated Financial Statements
                           (Unaudited)


1.   Summary of Significant Accounting Policies

          The accompanying interim financial statements have been prepared by management in accordance with the accounting policies described in the
     Company's annual report for the year ended September 30, 1996. The consolidated financial statements include the accounts of the Company and ASI Landmark, Inc., its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements have not been audited by independent auditors. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc. at March 31, 1997 and its results of operations for the six and three months ended March 31, 1997 and 1996, and its cash flows for the six months ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. The Statement of Cash Flows for the six months ended March 31, 1996 includes certain reclassifications to conform the presentation to that used in the 1996 annual report and the current period. The computation of earnings per common share is based on the weighted average number of shares outstanding plus common stock equivalents as follows (in thousands):

          Six months ended March 31, 1997         5,226
          Six months ended March 31, 1996         4,834

          Three months ended March 31, 1997       5,190
          Three months ended March 31, 1996       5,012


2.   Notes Payable to Bank

          In February 1997, the Company renewed its line of credit loan agreement with its existing bank for one year at the same maximum loan amount of $1,850,000. The interest rate was reduced to 0.25 percent above the bank's published prime lending rate and is variable with changes in that prime rate.


3.   Stock Options

     The  following  table  summarizes  stock  option   transactions  under  the
Company's four  non-qualified  stock option plans (in thousands except per share amounts):

                                         Shares under    Option Price
                                            option        per share

Outstanding at September 30, 1996             989      $ 0.67 to 14.33
  Exercised                                 (201)        1.03 to  5.25
  Canceled                                    (9)        1.58 to 11.08
  Issued                                        2       11.00
                                              ----
  Outstanding March 31, 1997                  781        0.67 to 14.33
                                              ===
  Options Exercisable at March 31, 1997:      361
                                              ===
  Available for Grant at March 31, 1997       304
                                              ===

Part I    Item 2.
-----------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     This discussion contains certain forward looking statements, primarily those which discuss the future goals of the Company. There are important factors that could cause results to differ materially from those anticipated in the forward looking statements including factors which are beyond the control of the Company. These factors include the competitive environment such as the entry of new competitors, improved technical capabilities by existing competitors and capacity utilization achieved by all competitors. Market conditions that may also affect future results include, but are not limited to, the competitive and regulatory environments in the utilities market, local tax collections by municipalities and spending levels by local, state and federal governments.

1997 Compared to 1996

Results of Operations:

     Three  Months  Ended March 31, 1997
     -----------------------------------

The Company  implemented  a strategy to
enter the utilities facility data conversion market by the acquisition of Intelligraphics International ("Intelligraphics") on December 22, 1995. This utility market is competitive and margins are generally lower than those earned by the Company in its traditional markets. The lower margins are usually mitigated by the larger contract size and term and the expected greater volume of conversion work to be done in this market. A second acquisition in July 1996, Westinghouse Landmark GIS, also contributed to the growth strategy and provided the capability to perform deeds research tax mapping as opposed to the use of outside subcontractors to perform this work. This acquisition also provided additional capacity in the Company's traditional photogrammetry and cadastral markets as well as an enhanced regional presence in the east and southeast regions of the country.

Sales for the three months ended March 31, 1997 were 50% greater than sales for the same period one year ago. The increase is due to increased production and the acquisition of the ASI Landmark subsidiary in July 1996. Costs and expenses for the three months ended March 31, 1997 also increased 50% over the same period of the previous year, again due increased production and the normal costs and expenses of ASI Landmark. Increased aerial photography caused subcontractor costs to increase to 21% of sales in 1997 from 13% of sales in 1996. Aerial photography is a seasonal expenditure related both to the early stages of new projects and the time of year when leaves are off of the trees. The remaining components of costs and expenses are in line with normal expectations as percentages of sales.

Interest expense increased 30% in
the three months ended March 31, 1997 over the same period of 1996 due to the greater term debt balances incurred as part of the ASI Landmark acquisition.

Net
income (all from continuing operations) for the three months ended March 31, 1997 was 56% higher than the same period of the previous year due to the increased sales described above. Earnings per share increased 50%, which was less than the increase in net income due to the effect of shares issued for stock option exercises and the effect of common stock equivalents on the average number of shares outstanding.

Six Months  Ended March 31, 1997
---------------------------------

     Net income (all from continuing operations) for the six months ended March 31, 1997 increased 77% over the first half of 1996. Increased production plus the effects of the two acquisitions caused sales to increase 73% and earnings from operations to increase 81%. Salaries expense increased 74% due to the acquisitions and increased production. Subcontractor costs increased 80% due the greater use of aerial photography subcontractors in the second quarter. The 72% increase in general and administrative expenses was primarily the result of the acquisitions, increased selling and marketing activity and increased production. Interest expense was 106% more than the same period of the previous year due the term debt incurred as part of the acquisitions. Earnings per share increased 64%, which was less than the increase in net income due to the effect of shares issued for stock option exercises and the effect of common stock equivalents on the average number of shares outstanding.

     Cash flows presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 1996 have been reclassified from the original presentation in 1996 to conform to the presentation in the September 30, 1996 annual report.

     Cash flow provided by operations in the six months ended March 31, 1997 was $2,124,000 compared to $2,000 in the same six months of the previous year. Cash flow from operations was improved by normal variations in investment in unbilled revenues and accounts receivable. The Company maintains an open line of credit to finance the normal variations in investment in unbilled revenue and accounts receivable.

Cash flows from investing activities include the proceeds from the sale of surplus equipment and the expenditures for routine capital equipment additions.

Cash flow from financing activities consists of the financing of equipment using capital leases, the scheduled repayment of debt and capitalized leases and proceeds from the exercise of stock options by employees.

     The Company's backlog of contracted work increased to $43,678,000 at March 31, 1997 up 69% from 1996. The Company's expansion strategy has enabled it to sign significant contracts with utilities customers as well as municipal and commercial companies. Some of these projects are large multiple-year contracts which offer the Company the benefits of increased work but also subject the Company to increased risk due to possible inflation and/or changing customer expectations. The Company continues to seek and perform both larger and smaller projects for future work.

     The Company's management believes that the domestic market for its data conversion services is growing at annual rates of 15% to 20% per year. Over the next several years, the Company is seeking to more than double the market's annual growth rates by capitalizing on a variety of opportunities including increased participation in selected international markets. Additionally, the Company is seeking to develop new products and services which could expand its sales by offering even more solutions to customer needs than it does today. A third strategy for growth includes acquisitions where opportunities can be found that meet the Company's criteria for quality, technology, personnel and growth opportunity and that can be acquired in a manner that will contribute to the long term success of the Company. There is no assurance that the Company will be successful in any or all of these strategies and there are business risks inherent in seeking growth at these rates. Among the risks faced in successfully implementing these strategies are the continuing possibility of new competitors in the industry, possible attempts by others to consolidate the industry by the acquisition and combination of existing competitors, and the ability of the Company's management team to manage all of the elements of a rapidly growing business. There can be substantial variation in the short term rate of growth even if the Company is successful in achieving its longer term growth goals.

     Liquidity  and  Capital  Resources:

     Management expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short term borrowings on a bank line of credit. There was no balance owed under the line of credit at March 31, 1997 and the line of credit agreement was renewed for an additional year with the existing bank. Routine capital expenditures will usually be financed with term debt and/or capital leases.

     The Company has not committed to significant capital expenditures at March 31, 1997.

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

     Other Risk Factors:

     The Company faces, as do all businesses, a wide variety of increasingly complex legal, regulatory and compliance requirements. The Company is not aware of any substantial risk of loss from product liability litigation nor from noncompliance with environmental, labor or other laws and regulations.

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

Part II Other Information
-------------------------

Item 2. Legal Proceedings

     The Company is not a party to any material pending legal proceeding nor is its property the subject of a pending legal proceeding. The Company is involved in routine litigation from time to time, which is incidental to the business and the outcome of which is not expected to have a material effect on the Company.


Item 4. Submission of Matters to a Vote of Security Holders

     Two matters were voted upon at the Annual Meeting of Shareholders on February 18, 1997: (a) All nominees for director listed in the Company's proxy statement were elected; there was no solicitation in opposition to management's nominees. The following directors were re-elected to serve for one year or until the next election of directors:

                                      For        Withheld
     Willem H. J. Andersen         3,930,965      21,314
     Sidney V. Corder              3,939,265      13,014
     Robert H. Keeley              3,937,542      14,737
     Richard P. MacLeod            3,846,272      106,007
     James T. Rothe                3,938,845      13,434
     John A. Thorpe                3,938,845      13,434

     (b) The proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending September 30, 1997 was passed:

      For              3,900,804
      Against             33,105
      Abstain             18,370

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule
(b)  Reports on Form 8-K

     Three reports on Form 8-K were filed during the three months ended March 31, 1997:

     1.  February 13, 1997    Item 5, Other Events,  reporting  $6.1 million in
                                   new contracts

     2.  February 24, 1997    Item 5, Other Events,  reporting  $8.6 million in
                                   new contracts

     3. March 20, 1997        Item 5, Other Events, reporting the election of
                              Sidney V. Corder to Chairman of the Board of
                              Directors and $3.7 million in new contracts,

                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Analytical Surveys, Inc.
                                                     (Registrant)




           Date:  May 14, 1997              /s/  Sidney V. Corder
                                         ________________________
                                       Sidney V, Corder, Chairman
                                      and Chief Executive Officer




           Date:  May 14, 1997               /s/  Scott C. Benger
                                         ________________________
                              Scott C. Benger, Secretary/Treasurer
                                 (principal financial officer and
                                    principal accounting officer)




           Date:  May 14, 1997                /s/  Brian J. Yates
                                         ________________________
                                       Brian J. Yates, Controller