Form 10QSB
period 1997-06-30
ANALYTICAL SURVEYS INC
filed 1997-08-13
CIK 753048

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                     FORM 10-QSB

               __X__Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


                           For the quarterly period ended
                                    June 30, 1997

                                         or

                _____Transition Report Pursuant to Section 13 or
               15(d)
                       of the Securities Exchange Act of 1934
                           Commission File Number 0-13111


                              ANALYTICAL SURVEYS, INC.
                (Exact name of small business issuer as specified in
                                    its charter)


                 Colorado                                84-0846389
                 (State of incorporation)(IRS Employer Identification
                                           No.)

                 1935 Jamboree Drive
                 Colorado Springs, Colorado                 80920
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

               The number of shares of common stock outstanding as of August 11, 1997 was 6,055,424.

               Transitional Small Business Disclosure Format:
                                                        Yes _____      No__X__

      Part I    Item 1.

                              ANALYTICAL SURVEYS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)
                                     (Unaudited)



                                                June 30,     September 30,
                                                  1997           1996

      ASSETS
      CURRENT ASSETS
        Cash                                  $    2,402     $   1,022
        Accounts receivable, net of $60
         allowance for doubtful accounts           5,632         5,781
        Revenues in excess of billings            10,214         9,329
        Prepaid expenses and other                   417           215
        Prepaid income taxes                         129            --
        Deferred tax assets                           137          105
                                                 -------       -------
        Total current assets                      18,931        16,452
                                                 -------       -------
      PROPERTY AND EQUIPMENT, at cost

        Equipment                                  7,929         7,544
        Furniture and fixtures                     1,079           957
        Leasehold improvements                       191           162
                                                 -------       -------
                                                   9,199         8,663

        Less Accumulated depreciation and
         amortization                             (6,850)       (6,049)
                                                 -------       -------
                                                   2,349         2,614

      Goodwill, net of accumulated amortization    2,729         2,881

      Long term deferred tax assets                   15            --

      Other assets                                    40            41
                                                 -------       -------
      TOTAL ASSETS                            $   24,064     $  21,988
                                                 =======       =======

           See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)
                                     (Unaudited)



                                                June 30,     September 30,
                                                  1997           1996

      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
        Line-of-credit with bank (Note 2)     $       --     $     500
        Current portion of long-term debt          1,327         1,247
        Billings in excess of revenue                667         1,091
        Accounts payable and accrued liabilities             2,733     2,268
        Income taxes payable                          --            20
        Accrued payroll and benefits               1,372         1,340
                                                 -------       -------
        Total current liabilities                  6,099         6,466

      Deferred income taxes payable                   --             4

      Long-term debt, less current portion         3,713         4,528

      Deferred compensation payable                   70            64
                                                 -------       -------
      Total liabilities                            9,882        11,062
                                                 -------       -------

      STOCKHOLDERS' EQUITY

        Preferred stock-authorized 2,500,000
        shares of no par value; none issued
        and outstanding                               --            --

        Common stock-authorized 100,000,000 shares
        of no par value; issued 5,128 shares at
        June 30, 1997 and 4,922 shares
        at September 30, 1996                      7,019         5,820
        Treasury stock of 35 shares, at cost        (125)         (125)
        Retained earnings                          7,288         5,231
                                                 -------       -------
      Total stockholders' equity                  14,182        10,926
                                                 -------       -------
      TOTAL LIABILITIES AND EQUITY            $   24,064     $  21,988
                                                 =======       =======

           See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands Except Per Share Amounts)
                                     (Unaudited)



                                      Nine months              Three Months
                                         Ended                    Ended
                                        June 30,                 June 30,
                                    1997       1996           1997      1996

      SALES OF SERVICES          $ 24,643   $15,296       $  8,484   $ 5,963
                                  -------   -------        -------   -------
      COSTS AND EXPENSES
        Salaries, wages
          and benefits             11,524     7,077          3,983     2,747
        Subcontractor costs         4,419     2,652          1,391       971
        General and administrative  4,029     2,503          1,382       961
        Depreciation and
          amortization                973       802            320       291
                                  -------   -------        -------   -------
                                   20,945    13,034          7,076     4,970
                                  -------   -------        -------   -------
      EARNINGS FROM OPERATIONS      3,698     2,262          1,408       993
                                  -------   -------        -------   -------
      OTHER INCOME (EXPENSE)
        Interest                     (382)     (217)          (123)      (91)
        Miscellaneous Income            8        15              7        12
                                  -------   -------        -------   -------
                                     (374)     (202)          (116)      (79)
                                  -------   -------        -------   -------
      EARNINGS BEFORE INCOME TAXES  3,324     2,060          1,292       914

      INCOME TAX EXPENSE            1,267       782            490       346
                                  -------   -------        -------   -------
      NET EARNINGS               $  2,057   $  1,278      $    802   $   568
                                  =======    =======       =======   =======

      EARNINGS PER SHARE         $   0.39   $  0.26       $   0.15   $  0.11
                                  =======   =======       =======    =======

           See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)
                                     (Unaudited)



                                               Nine months    Nine months
                                                  Ended          Ended
                                                June 30,       June 30,
                                                  1997           1996


      CASH FLOWS PROVIDED (USED)
        BY OPERATING ACTIVITIES               $  2,680       $    23
                                               -------       -------

      CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of equipment            157            12
        Purchase of property and equipment        (709)         (484)
        Net assets acquired
          in business combinations                  --        (3,548)
                                               -------       -------

        Net cash used in investing activities     (552)       (4,020)
                                               -------       -------

      CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings (payments) under
         notes payable                            (500)          150
        Proceeds from issuance of
         long-term debt                            214         3,708
        Principal payments of long-term debt      (948)         (514)
        Proceeds from issuance of common stock     486           477
                                               -------       -------

        Net cash provided (used)
            by financing activities               (748)        3,821
                                               -------       -------
      Net increase (decrease) in cash            1,380          (176)

      Cash at beginning of period                1,022           665
                                               -------       -------

      Cash at end of period                   $  2,402       $   489
                                               =======       =======

      SUPPLEMENTAL CASH FLOW DISCLOSURES:

        Interest paid                         $    386       $   215
                                               =======       =======
        Income taxes paid                     $    738       $   376
                                               =======       =======

           See accompanying notes to financial statements.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1997

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

          The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc. at June 30, 1997 and its results of operations for the nine and three months ended June 30, 1997 and 1996, and its cash flows for the nine months ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature.

          The Statement of Cash Flows for the nine months ended June 30, 1996 includes certain reclassifications to conform the presentation to that used in the 1996 annual report and the current period.

          The computation of earnings per common share is based on the weighted average number of shares outstanding plus common stock equivalents as follows (in thousands):

                    Nine months ended June 30, 1997         5,260
                    Nine months ended June 30, 1996         4,963

                    Three months ended June 30, 1997        5,409
                    Three months ended June 30, 1996        5,220


          2.   Notes Payable to Bank

          In February 1997, the Company renewed its line of credit loan agreement with its existing bank for one year at the same maximum loan amount of $1,850,000. The interest rate was reduced to 0.25 percent above the bank's published prime lending rate and is variable with changes in that prime rate.

          See note 4 regarding events subsequent to June 30, 1997 affecting notes payable to bank.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1997



          3.   Stock Options

          The following table summarizes stock option transactions under the Company's four non-qualified stock option plans (in thousands except per share amounts):

                                           Shares under  Option Price
                                              option       per share
          Outstanding at September 30, 1996     989     $  0.67 to  14.33
            Exercised                          (205)       1.03 to  11.08
            Canceled                            (11)       1.58 to  11.08
            Issued                              292       11.00 to  12.50
                                              -----
            Outstanding June 30, 1997         1,065        0.67 to  14.33
                                              =====

            Options Exercisable
             at June 30, 1997:                  527
                                              =====

            Available for Grant
             at June 30, 1997:                   10
                                              =====

          4.   Business combination subsequent to June 30, 1997

          On July 2, 1997, the Company acquired MSE Corporation, an Indianapolis, Indiana based corporation providing data conversion services to the GIS industry and civil engineering and land surveying services for approximately $12,500,000 in cash (including transaction costs) and 925,000 shares of restricted common stock valued at $7,313,000 for total consideration of $18,813,000. The Company borrowed $12,500,000 from a bank under a note which is payable over a 5 year period and bears interest at a floating rate of 2% over the one month London Interbank Offered Rate ("LIBOR"). The Company has entered into an interest rate swap agreement with the bank that fixes the rate at 8.07% for the first year of the loan. This transaction occurred subsequent to the date of these financial statements, therefore these financial statements do not reflect any of the acquired assets, liabilities or results of operations of MSE.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1997


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

               Three Months Ended June 30, 1997

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

          Sales for the three months ended June 30, 1997 were 42% greater than sales for the same period one year ago. The increase is due to increased production and the acquisition of the ASI Landmark subsidiary in July 1996. Costs and expenses for the three months ended June 30, 1997 also increased 42% over the same period of the previous year, again due increased production and the normal costs and expenses of ASI Landmark. The detail components of costs and expenses are in line with normal expectations as percentages of sales.

          Interest expense increased 35% in the three months ended June 30, 1997 over the same period of 1996 due to the greater term debt balances incurred as part of the ASI Landmark acquisition.

          Net income (all from continuing operations) for the three months ended June 30, 1997 was 42% higher than the same period of the previous year due to the increased sales described above. Earnings per share increased 36%, which was less than the increase in net income due to the effect of shares issued for stock option exercises and the effect of common stock equivalents on the average number of shares outstanding.

               Nine months Ended June 30, 1997

          Net income (all from continuing operations) for the nine months ended June 30, 1997 increased 61% over the same nine months of 1996. Increased production plus the effects of the two acquisitions caused sales to increase 61% and earnings from operations to increase 64%. Salaries expense increased 63% due to the acquisitions and increased production. Subcontractor costs increased 67% due the greater use of aerial photography subcontractors in the second quarter. The 61% increase in general and administrative expenses was primarily the result of the acquisitions, increased selling and marketing activity and increased production. Interest expense was 76% more than the same period of the previous year due the term debt incurred as part of the acquisitions. Earnings per share increased 50%, which was less than the increase in net income due to the effect of shares

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1997


          issued for stock option exercises and the effect of common stock equivalents on the average number of shares outstanding.

          Cash flows presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 have been reclassified from the original presentation in 1996 to conform to the presentation in the September 30, 1996 annual report.

          Cash flow provided by operations in the nine months ended June 30, 1997 was $2,680,000 compared to $ 23,000 in the same nine months of the previous year. Cash flow from operations was improved by increased net earnings and by normal variations in investment in unbilled revenues and accounts receivable. The Company maintains an open line of credit to finance the normal variations in investment in unbilled revenue and accounts receivable.

          Cash flows from investing activities include the proceeds from the sale of surplus equipment and the expenditures for routine capital equipment additions.

          Cash flow from financing activities consists of the financing of equipment using capital leases, the scheduled repayment of debt and capitalized leases and proceeds from the exercise of stock options by employees.

          The Company's backlog of contracted work increased to $45,939,000 at June 30, 1997 up 104% from 1996. The Company's expansion strategy has enabled it to sign significant contracts with utilities customers as well as municipal and commercial companies. Some of these projects are large multiple-year contracts which offer the Company the benefits of increased work but also subject the Company to increased risk due to possible inflation and/or changing customer expectations. The Company continues to seek and perform both larger and smaller projects for future work.

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

          As discussed in note 4 to the financial statements, the Company acquired MSE Corporation ("MSE") on July 2, 1997. MSE is also engaged in the data conversion business (approximately 80% of their revenues) and civil engineering and land surveying (approximately 20% of revenues). MSE had sales of $22 million in the year ended December 31, 1996, has approximately 335 employees and performs the majority of its GIS services work for utilities customers. The Company borrowed $12,500,000 from a bank to pay the cash portion of the purchase consideration and the transaction costs under a five year term note. The note payable to the bank bears interest at a floating rate of 2% over the one month London Interbank Offered Rate ("LIBOR"). The Company has entered into an interest rate swap agreement with the bank that fixes the rate at 8.07% for the first year of the loan.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1997




          Liquidity and Capital Resources:

          Management expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short term borrowings on a bank line of credit. There was no balance owed under the line of credit at June 30, 1997 and the line of credit agreement was renewed for an additional year with the existing bank. Routine capital expenditures will usually be financed with term debt and/or capital leases. The cash portion of the July 2, 1997 acquisition of MSE Corporation was financed with new term debt of $12,500,000.

          The Company has not committed to significant capital expenditures at June 30, 1997.

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


          Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K
               There were no reports on Form 8-K filed during the three months ended June 30, 1997, however one report on Form 8-K was filed subsequent to the end of the period reporting the acquisition of MSE Corporation.

                              ANALYTICAL SURVEYS, INC.
                           Quarterly Report on Form 10-QSB
                                    June 30, 1997




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Analytical Surveys, Inc.
                                                               (Registrant)


                  Date:  August 12, 1997              /s/  Sidney V. Corder
                                                 Sidney V, Corder, Chairman
                                                and Chief Executive Officer


                  Date:  August 12, 1997               /s/  Scott C. Benger
                                        Scott C. Benger, Secretary/Treasurer
                                           (principal financial officer and
                                              principal accounting officer)


                  Date:  August 12, 1997                /s/  Brian J. Yates
                                                 Brian J. Yates, Controller