Form 10-K
period 1997-09-30
ANALYTICAL SURVEYS INC
filed 1997-12-29
CIK 753048

                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                        COMMISSION FILE NUMBER 0-13111

                           Analytical Surveys, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                 Colorado                           84-0846389
       ------------------------------            ------------------
       State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization             Identification No.)

    1935 Jamboree Drive, Colorado Springs, CO        80920
    -----------------------------------------     ---------
     (Address or principal executive offices)     (Zip Code)

Registrant's telephone number, including area code   (719) 593-0093
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:


 Title of each class          Name of each exchange on which registered

 -------------------          -----------------------------------------

          Securities registered pursuant to section 12(g) of the Act:

                                   Common Stock
                 ---------------------------------------------
                                 (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                               -------   ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $147,532,000, based on the closing price of the Common Stock on December 22, 1997.

     The number of shares outstanding of the registrant's Common Stock, as of December 22, 1997, was 6,127,390.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into Part III of this
Report:  the definitive proxy statement dated January 6, 1998.

                                 TABLE OF CONTENTS


                                                            Page
                                                            ----
PART I

     Item 1.      Business
     Item 2.      Properties
     Item 3.      Legal Proceedings
     Item 4.      Submission of Matters to a Vote of Security Holders

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters
     Item 6.   Selected Financial Data
               Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 7.   Financial Statements
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
     Item 8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

     Item 9.   Directors and Executive Officers of the Registrant
     Item 10.  Executive Compensation
     Item 11.  Security Ownership of Certain Beneficial Owners and Management
     Item 12.  Certain Relationships and Related Transactions

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

ITEM 1.  BUSINESS.

General

  Analytical Surveys, Inc. ("ASI" or the "Company") is a Colorado corporation incorporated in 1981.

  ASI's primary business is the production of precise computerized maps that are integrated with computerized information files or databases and are used in geographic information systems ("Geographic Information Systems" or "GIS"). Geographic Information Systems are used by federal, state and local governmental agencies, utilities, and businesses to store, retrieve, analyze and display information about the physical, technical, financial, and other characteristics of such diverse assets as utilities systems, natural resources properties, transportation networks, and residential and commercial communities. A GIS typically is created by converting a high resolution aerial photograph or paper map into a computerized base map, and then integrating various data with the base map. A distinguishing characteristic of GIS is that it allows the user to pinpoint a desired location on a computer screen that contains a highly accurate visual representation or map of the desired location and then to retrieve large amounts of stored data relating to that location. With computer technology, various types of information can be layered onto the map so as to enable the user to see the interrelationships of such types of data on a two- or three-dimensional basis.

  The Company also conducts a civil engineering practice through a division of MSE Corporation, a subsidiary of the Company.

  The Company completed two acquisitions during the fiscal year ended September 30, 1996 and another in fiscal 1997 in order to expand its capacity and to broaden its market exposure and expertise in various facets of the GIS data conversion business.

Services Provided by ASI

  A Geographic Information System consists of four components: computer hardware, applications software, computerized maps, and computerized information (database) files. ASI produces the last two components of the GIS. ASI does not manufacture the computer hardware or applications software required by GIS end users but increasingly is purchasing and reselling hardware and software as a part of its services to customers.

  ASI produces maps for use on GIS computers from aerial photography through the use of analytical stereoplotters, computer equipment, and internally developed proprietary software. The Company also converts existing printed maps and other information into computerized maps and computer information files. The final product can be delivered either as a computer data file or as a printed image.

  ASI employs subcontractors for tasks outside its expertise, such as aerial photography and ground survey. The Company also uses subcontractors for work similar to that performed by ASI employees in order to expand capacity, to meet deadlines, to reduce production costs, to manage work load and to encourage businesses owned by women and minorities.

  ASI conducts business in four facets of the GIS industry--facilities conversion, photogrammetric mapping, cadastral mapping, and digital orthophotography.

  Facilities conversion typically involves the detailed mapping of a physical plant, such as the power generation facility or electric distribution system of a utilities company. Large amounts of data can be input into a computer and tied to a particular location within the system that is being mapped. The user then can view a replica of the system on a computer screen and obtain selected data concerning any location on the screen. With facilities conversion, data can be stored and retrieved on a multi-dimensional basis so that, for example, data relating to one network can be viewed while superimposed on another network, or can be viewed separately. Most of ASI's customers in this area are investor-owned utilities and, to a lesser degree, municipal-owned utilities.

  Photogrammetric mapping involves the creation of a land-based map viewed as if from the air. The process of photogrammetric mapping typically starts with aerial photographs and, with an analytical stereoplotter (a three-dimensional viewing and data recording device) and proprietary software owned by ASI, involves the deletion of distortions that are inherent with aerial photographs so that the map becomes a highly precise replica of what exists on the ground. Photogrammetric mapping also can include contour maps and elevation models in order to create additional uses. The principal customers of ASI in this facet of the GIS industry are utilities companies (both investor and municipal-owned), and municipal entities who wish to use photogrammetric maps for such things as land use planning, tax assessments, management of public rights-of-way, and water and sewer facilities. In addition, ASI performs photogrammetric mapping services for engineering companies, the federal government, and mining companies.

  Cadastral mapping involves the creation of maps that show property lines, zoning of property, use restrictions relating to property, and other characteristics. Cadastral maps generally are prepared by digitizing existing paper maps or converting the legal descriptions of properties into map coordinates. The principal users of cadastral maps are local governments.

  Finally, digital orthophotography involves the creation of richly detailed maps that have the appearance of, and are based on, aerial photographs. Aerial photographs are scanned into a computer and then are corrected (orthorectified) to delete the distortions inherent in all aerial photographs in order to arrive at a highly precise map. Through the GIS process, vector lines can be superimposed so as to enable the user to determine the precise location of a feature. Digital orthophotography can be considered a subset of photogrammetric mapping but is different in that its primary value is to create a highly precise map which looks like a photograph, without the ability to attach data to the map and to retrieve data through the computer process.

  The Company engages in research and development activities to develop new production process software and to improve existing process software. Research and development expenditures were $274,905 in fiscal year 1997 and $283,872 in fiscal year 1996. In addition, the Company often receives reimbursement from customers for software enhancements that are used for the customer's project but also may be used on other projects. Certain activities (principally ongoing software refinement) that previously were performed by the research and development group were transferred to operations staff in 1996.

  The GIS industry has grown dramatically over the last several years, as technical and price improvements in GIS hardware and software have made GIS systems more cost-effective and versatile.

Marketing and Sales

  Virtually all of ASI's revenues are earned under fixed price contracts that cover a specific scope of work. The contracts typically are terminable by the customer on relatively short notice; however, the Company's experience is that a termination in the midst of a contract is rare. Slowdowns in the rate of new delivery orders and cuts in the scope of a project in order to satisfy the customer's own budget or cash flow requirements sometimes occur but are relatively uncommon. The Company is dependent upon its ability to secure new contracts from new as well as existing customers.

  The Company employs twelve sales representatives to market and sell its products and services throughout the United States and internationally. The Company maintains memberships in professional and trade associations and participates in industry conferences by presenting exhibits and technical papers. Contracts are awarded by customers through direct negotiation, competitive technical evaluation, competitive bid or a combination of such methods.

  ASI has directed its marketing efforts towards a clientele that requires high-quality digital mapping. ASI's customers include cities, counties, engineering companies, utility companies and federal governmental agencies. Historically, approximately half of ASI's revenues have been derived from state and local government contracts. These contracts may contain termination provisions for the convenience of the customer, lack of appropriated funds or default by the Company. Contracts with the United States government, which represent less than 10% of ASI's revenues, also may be subject to renegotiation or termination. The Company expects that an increasing percentage of its new customers will be industrial and municipal GIS users.

  ASI receives a portion of its business from consultants who provide GIS consulting services to customers on a "turnkey" basis. These consultants typically identify the needs of their customer and then contract with the customer to find solutions for those needs. The consulting firms will acquire hardware and applications software for the project then will bid for GIS services from GIS production companies such as ASI. Consulting firms of this sort are a valuable source of business for ASI, and the Company's ability to operate profitably is dependent in part on the continuation of projects for such consulting firms.

  From time to time, the revenues earned on a specific contract may exceed ten percent of total Company revenues earned in a year. The only customer that accounted for more than 10% of the Company's revenues in the last two fiscal years was Southern New England Telephone, which accounted for 10% of revenues in 1996. The Company is unable to state whether any customer will account for more than 10% of revenues in 1998.

  Backlog represents the value of revenue not yet earned on contracts awarded to the Company; backlog increases when new contracts are awarded and decreases as revenue is earned. The Company's backlog was approximately $97,000,000 at September 30, 1997, up from $40,000,000 at September 30, 1996. The Company's current backlog includes several large projects that will extend over one to four years. Contracts for larger projects generally increase the Company's risk due to inflation (as well as due to changes in customer expectations and funding availability), but the Company receives the benefit of efficiencies in the utilization of staff due to the larger amount of work involved.

  ASI is required to furnish performance bonds to customers on some of its contracts. The percentage of the Company's work requiring bonds varies between 10% and 30%, depending on the mix of work in progress. Performance bonds are issued by a limited number of insurance companies. For the Company to continue to be able to obtain performance bonds, the Company must continue to be able to meet the underwriting standards of potential issuers and surety market conditions.

Competition

  The GIS industry is highly fragmented, and ASI faces competition in all facets of the GIS data conversion business, from several relatively large companies and from numerous smaller companies. Competition may intensify in the future, both from existing companies that seek to expand their customer base and capabilities, and from new entrants to the industry. The Company also may face competition from commercial satellite companies, as improvements in the resolution of satellite photography are made. Management of the Company believes that the most significant form of competition would occur if a new entrant (or a group of regional companies that banded together) obtained large amounts of capital and consolidated the GIS data conversion business through acquisitions. Many of the companies that now compete with the Company or that may compete with the Company in the future may have greater financial, technical and personnel resources than the Company.

  ASI seeks to compete on the basis of the quality of its products and the efficiency with which it can provide digital mapping services to customers. The Company uses its internally-developed proprietary software as well as commercially available software to automate much of the production process. The Company believes that its systematic approach enables it to achieve more consistent quality than it could if it used more manually-intensive methods.

  The performance of GIS services is labor intensive, and ASI's ability to operate competitively and on a profitable basis is dependent in part upon its ability to hire, train, and retain skilled employees in order to input the large amounts of data that are necessary for ASI's projects. As with many of its competitors, ASI utilizes the services of overseas independent contractors to perform certain data capture tasks at lower costs than could be achieved in the United States. In 1995, ASI obtained an option to purchase the business of an independent contractor in India that has been providing services to the Company; ASI exercised the option in 1997 and the closing is expected to occur in the near future, pending governmental approval from India. While management of the Company believes that it could replace the personnel in India and while the amounts paid overseas for the performance of services is not material, the ability of the Company to perform services under some existing contracts on a profitable basis is dependent upon the continued availability of lower-cost overseas contractors.

  Management of the Company believes that it is critical to the ability of the Company to compete in the GIS data conversion industry for it to retain highly qualified managers and executive officers.

Recent Acquisitions

  The Company has acquired three GIS data conversion companies in the last two fiscal years. The acquisitions have expanded and diversified the Company's customer base, significantly increased backlog, and diversified the Company's geographical presence and market mix. ASI also has gained benefits from the acquisitions in the form of economies of scale and opportunities to utilize the "best practices" of all of the companies acquired.

  The most recent and largest of the three acquisitions was MSE Corporation ("MSE") which was acquired in July 1997. MSE, based in Indianapolis, Indiana, has focused on the utilities facilities data conversion business and offered ASI a significant inroad to markets in the Midwest. The acquisition also resulted in a doubling of the Company's backlog and added approximately 335 employees to the Company's work force.

  The acquisition of Westinghouse Landmark GIS (now ASI Landmark) in July 1996 strengthened the Company's participation in the parcel mapping and deeds research mapping aspects of the cadastral mapping business, and gives the Company greater presence in the Southeast. Approximately 100 GIS professionals were added to the work force as a result of this acquisition.

  The first of the three acquisitions was Intelligraphics, Inc., which occurred in December 1995. This acquisition gave the Company a stronger presence in the utilities facilities data conversion business and a significant presence in the Midwest, added approximately 200 employees to ASI's work force, and gave the Company exposure to an international client base.

  Management of the Company believes that the ability of the Company to assimilate these three businesses (and other businesses that the Company may acquire) is critical to the success of the Company.

Employees

  At September 30, 1997, ASI had approximately 800 employees, virtually all of whom are full-time.

  ASI offers its employees a typical benefits package including health, life, disability, and dental insurance; a 401-K tax deferred retirement savings plan; vacations and holidays. The Company does not provide any other retirement plan to its employees. ASI does not have a collective-bargaining agreement with any of its employees and generally considers relations with its employees to be good.


ITEM 2.    PROPERTIES

The Company leases its office and production facilities under leases described in the table below.


Location                        Square Footage  Lease Termination
--------                        --------------  -----------------

  Colorado Springs, Colorado      32,000        2004

  Cary, North Carolina            23,400        2000

  Waukesha, Wisconsin             25,300        1999

  Indianapolis, Indiana          100,000        2001 (with two five-year
                                                options available to ASI)

  Management of the Company believes that these facilities are in generally good condition and adequate for the foreseeable needs of the Company. ASI also operates sales offices in Sterling, Virginia (near Washington, D.C.), Mt. Laurel, New Jersey, and West Palm Beach, Florida.

       The Company develops and uses proprietary software and production techniques in its business. These production tools are generally not sold to customers, but the Company relies on them for competitive advantages in quality and productivity.

ITEM 3.  LEGAL PROCEEDINGS.

       Neither the Company nor any of its properties is the subject of any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year ended September 30, 1997.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded over-the-counter in the NASDAQ National Market System under the symbol ANLT. The trading volume in the Common Stock has ranged from 378,000 shares per month to 1,647,000 shares per month in the year ended September 30, 1997. This range of trading volume may contribute to stock price volatility and limited trading liquidity.

     The Company's Board of Directors authorized a three for two stock split of the Common Stock for all shareholders of record on June 27, 1996. All share, option and per share amounts included in this Report have been adjusted for the effects of the stock split.

     The table below sets forth the range of high and low prices per share of Common Stock for each quarterly period for the fiscal years ended September 30, 1996, and 1997, as reported by the National Association of Securities Dealers Automated Quotations System (NASDAQ). These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.


Fiscal Year Ended September 30, 1996     High    Low

          First Quarter                 $ 6.83  $ 4.59
          Second Quarter                $10.33  $ 6.00
          Third Quarter                 $16.00  $ 8.08
          Fourth Quarter                $17.50  $ 8.75

Fiscal Year Ended September 30, 1997

          First Quarter                 $13.00  $ 8.62
          Second Quarter                $13.38  $ 9.50
          Third Quarter                 $14.25  $10.25
          Fourth Quarter                $24.62  $13.75

     American Securities Transfer, Inc., the transfer agent for the Common Stock, has reported that there were approximately 400 shareholders of record as of September 30, 1997. This does not include the number of investors holding stock in "street name," which the Company estimates at 3,500 investors.

     Holders of the Common Stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. No dividends have ever been paid with respect to the Common Stock, and the Company does not anticipate paying dividends in the foreseeable future. Under its present bank loan agreement, the Company must obtain the bank's consent if the Company wishes to pay a dividend; the bank has agreed not to withhold such consent unreasonably, but there is no assurance that the Company would receive the bank's consent to pay a dividend if the Company were to desire to do so.

Item 6.  Selected Financial Data.

                                      Year ended September 30,
                                      ------------------------
                                      (In thousands except per share amounts)

                                     1997     1996     1995     1994     1993
                                    -------  -------  -------  -------  ------

Statement of Operations Data (1)
 Sales                              $40,799  $22,669  $13,538  $11,176  $9,107
 Costs and expenses                  34,586   19,264   11,519    9,696   8,124
 Other expenses, net                    770      339      119      184     200
 Income tax expense                   2,112    1,153      716      492     298
                                    -------  -------  -------  -------  ------

 Net earnings (2)                   $ 3,331  $ 1,913  $ 1,184  $   804  $  485
                                    =======  =======  =======  =======  ======

 Weighted average shares
     outstanding                      5,562    5,033    4,408    4,010   4,004

 Earnings per share (2) (3)           $0.60    $0.38    $0.27    $0.20   $0.12
                                    =======  =======  =======  =======  ======

Balance Sheet Data                  September 30,
                                    -------------
                                    (In thousands)

                                       1997     1996     1995     1994    1993
                                       ----     ----     ----     ----    ----

 Current assets                     $32,844  $16,452  $ 8,554  $ 6,443  $5,012
 Current liabilities                 11,759    6,466    2,816    2,749   2,133
                                    -------  -------  -------  -------  ------

 Working Capital                    $21,085  $ 9,986  $ 5,738  $ 3,693  $2,879
                                    =======  =======  =======  =======  ======

 Total assets                       $50,146  $21,988  $10,048  $ 8,016  $7,158
 Long-term debt
  less current portion (4)          $14,145  $ 4,528  $   408  $   391  $  907
 Stockholders' equity               $23,831  $10,926  $ 6,654  $ 4,597  $3,738


Notes to Selected Financial Data
     (1) See note 2 to the Consolidated Financial Statements describing the Company's three business combinations.
     (2)  All from continuing operations.
     (3) All per share amounts have been adjusted to reflect the 3 for 2 stock split that occurred on July 1, 1996.
     (4)  Includes capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

THE DISCUSSION BELOW OF ASI'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND CONSULTANTS, DEPENDENCE ON ASI'S ABILITY TO CONTINUE TO OBTAIN NEW CONTRACTS FOR ITS SERVICES, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, ASSIMILATION OF RECENTLY ACQUIRED BUSINESSES, PROJECT RISKS ASSOCIATED WITH HIGHER THAN EXPECTED COSTS TO PERFORM UNDER CONTRACTS, PRICING AND MARGIN PRESSURE, AND COMPETITION. GENERAL MARKET CONDITIONS ALSO MAY AFFECT FUTURE RESULTS, INCLUDING THE ECONOMIC HEALTH OF THE UTILITIES MARKET, INTERNATIONAL ECONOMIC CONDITIONS, LOCAL TAX COLLECTIONS AND OTHER BUDGETARY CONSTRAINTS APPLICABLE TO MUNICIPALITIES, MUNICIPALITIES, AND FEDERAL GOVERNMENT SPENDING LEVELS. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

Results of Operations

     The table below summarizes the changes in several key operating indicators. The percentages on the left show the relationship of various income and expense items to net revenues. The percentages on the right measure year-to-year changes.


Percentage of Sales*
Year Ended September 30                                    Percentage Change*
-----------------------                                    ---------------------------
1997     1996   1995                                       1996 to 1997  1995 to 1996
----     ----   ----                                       -------------  ------------
100     100    100           Sales                              80             67

                             Costs and expenses:
                              Salaries, Wages and
 49     46     39                  Related Benefits             88            100
 14     17     24             Subcontractor Costs               51             20
 17     16     16             General and Administrative        93             64
  5      6      6             Depreciation and Amortization     50             51

 15     15     15            Earnings from Operations           82             69

 (2)   (2)    (1)            Interest Expense                  120            195
  -     -      -             Other Expense
 13    13     14             Earnings before Income Taxes       78             61
  5     5      5             Income Tax Expense                 83             61
 --    --     --

  8     8      9                Net Earnings                    74             62
 ==    ==     ==

     *Rounded to the nearest whole percent.


1997 Compared to 1996

     The Company continued its strategy of acquiring key participants in the GIS data conversion service industry through its acquisition of MSE Corporation ("MSE") in July 1997. MSE's primary focus has been to provide data conversion services to utilities, so that the acquisition has further increased the Company's penetration of that market. MSE also performs photogrammetric mapping and digital orthophotography for utilities and municipal clients. Approximately 20% of MSE's revenues are earned from its civil engineering practice.

     The MSE acquisition, combined with the two acquisitions made in fiscal year 1996 and internal growth, were the principal cause of the 80% increase in sales and the 82% increase in earnings from operations from 1996 to 1997. Total costs and expenses, including the amortization of goodwill recorded in the acquisitions, also increased 80 percent, matching the growth in sales. The combination of salaries plus subcontractor costs remained at 63% of sales, while salaries increased as a percentage of sales from 46% to 49% and subcontractor costs decreased from 17% to 14%. This shift from subcontractors to salaries enables the Company to perform more tasks internally and reduce its use of external subcontractors.

     Interest expense, which increased by 120% from 1996 to 1997, represents virtually the entire amount of other expenses. Most of the increase in interest expense was attributable to term debt undertaken to fund the acquisitions.

     Earnings per share increased by 58% in 1997 over 1996. The increase in net earnings of 74% was partially offset by the 11% increase in average common shares outstanding. Common shares outstanding increased primarily due to the issuance of 925,000 shares in July 1997 in connection with the acquisition of MSE and the issuance of shares from the exercise of stock options.

     The Company's backlog of signed contracts increased to approximately $97,000,000, up 142% from 1996. The Company's expansion strategy has enabled it to obtain significant contracts with utilities customers, as well as municipal customers and commercial companies. Some of these projects are large, multiple-year contracts that offer the Company the benefit of increased work but also subject the Company to increased risks due to possible inflation and changing customer expectations. The Company continues to seek and perform both larger and smaller projects for future work.

1996 Compared to 1995

     The Company acquired Intelligraphics Inc. ("Intelligraphics") in December 1995 in order to implement a strategy to enter the utilities facilities data conversion market. The acquisition allowed the Company to enter the utilities data conversion market more quickly and at a lower cost than would have been the case under a strategy of developing the technology and market presence internally. The utilities data conversion market is highly competitive, and margins are generally lower than those earned by the Company in its other markets, but the lower margins are usually mitigated by the larger contract size and term and the expected greater volume of conversion work to be done in this market.

     A second acquisition in July 1996, Westinghouse Landmark GIS, also contributed to the Company's growth strategy and provided the capability to perform deeds research tax mapping, which the Company had conducted through outside subcontractors. This acquisition also provided additional capacity in the Company's photogrammetry and cadastral mapping markets, as well as an enhanced regional presence in the east and southeast regions of the United States.

     The two acquisitions, combined with the Company's original Colorado-based business, caused net income from continuing operations (net earnings) to increase by 62% from 1995 to 1996, on a sales increase of 67%. Total costs and expenses remained at 85% of sales, with salaries, wages and benefits increasing to 46% from 39% of sales, while subcontractor costs decreased to 17% of sales from 24% for 1995. The combination of salaries plus subcontractor costs remained at 63% of sales. This shift towards a greater salaries component reflected the higher labor input required at the two acquired production facilities and a lower use of outside subcontractors in those locations. The two acquisitions have permitted the Company to complete a greater proportion of its production work using internal resources as opposed to outside subcontractors.

     Interest expense increased by 195% from 1995 to 1996, due to the increased debt undertaken to complete the two acquisitions.

     Earnings per share increased by 41% over the previous year. This increase reflects the 62% increase in net earnings (all from operations) and the 14% increase in average common shares outstanding in 1996 over 1995. Approximately 40% of the increase in average shares outstanding is the result of 345,000 shares issued in connection with the Intelligraphics acquisition, and the balance is due to the issuance of shares for stock option exercises.

Liquidity and Capital Resources

     Cash flows from operating activities increased by 252% in 1997 over 1996. Net earnings plus depreciation and amortization increased by 65% in 1997 over 1996. The tax benefit relating to the exercise of stock options increased by $422,000 to $1,307,000 from 1996 to 1997. These increases were partially offset by the increased investment in the net current assets of the Company (caused principally by revenues in excess of billings).

     Cash flows from operating activities increased by 30% in 1996 over 1995. Net earnings plus depreciation and amortization increased by 57% from $1,969,000 in 1995 to $3,097,000 in 1996. Cash flows from operations were also favorably affected by the 103% increase in tax benefit relating to exercise of employee stock options. Cash flows from operations were reduced by increased investment in the net current assets of the Company, principally due to accounts receivable and revenues in excess of billings. These contract-related balances fluctuate due to the aggregate effect of the progress on specific projects and billing and payment terms of the contracts for such projects.

     Cash flows used in investing activities are comprised of the cash component of the cost of the net assets acquired in the MSE acquisition and routine capital equipment additions.

     Cash flows from financing activities are comprised of the proceeds of term debt used for the cash component of the cost of the net assets acquired in acquisitions, routine use of the Company's bank line of credit, scheduled debt repayments, and the proceeds of stock option exercises.

     Short-term liquidity requirements are met primarily through operating receipts supplemented by a bank line of credit with a $4,850,000 limit. At September 30, 1997, the Company's balance on the line of credit was $1,473,000. The cost of capital equipment is usually financed through term debt or capitalized leases with terms of from three to five years. The Company has up to $1,000,000 available under its line of credit for equipment acquisitions through the end of February 1998. The Company has not committed to any material capital purchases.

     Management expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short-term borrowings on a bank line of credit. Routine capital expenditures will usually be financed with a combination of term debt and capital leases.

     Management believes that the line of credit combined with cash flows from operations are adequate to finance ongoing operations. Management also believes that the Company will be able to finance any required capital expenditures from a combination of operating cash flows and new term debt or lease arrangements.

Recent Accounting Pronouncements

     For the quarter ended December 31, 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the restatement of all prior-period earnings per share ("EPS") data. SFAS 128 replaces the presentation of the primary EPS, with a presentation of "basic EPS" and "diluted EPS." Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Upon adopting SFAS 128, the Company's diluted EPS will be the same as the income per share as currently reported by the Company, while the Company's basic EPS will be greater than the income per share as currently reported.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Independent Auditors' Report

     Financial Statements:

          Consolidated Balance Sheets September 30, 1997 and 1996

          Consolidated Statements of Operations, Years Ended September 30,
               1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity, Years Ended
               September 30, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows, Years
               Ended September 30, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE BOARD OF DIRECTORS AND STOCKHOLDERS
ANALYTICAL SURVEYS, INC.:


We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.



                                    KPMG PEAT MARWICK LLP


Denver, Colorado
October 31, 1997

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

SEPTEMBER 30, 1997 AND 1996


Assets (note 4)                                                          1997                1996
---------------                                                          ----                ----
                                                                             (In thousands)
Current assets:
 Cash                                                                  $ 1,559               1,022
 Accounts receivable, net of allowance for doubtful
   accounts of $164 and $60 in 1997 and
   1996, respectively (notes 3 and 10)                                   8,991               5,781
 Revenue in excess of billings (note 3)                                 21,613               9,329
 Deferred income taxes (note 6)                                            136                 105
 Prepaid expenses and other                                                545                 215
                                                                       -------              ------
       Total current assets                                             32,844              16,452
                                                                       -------              ------

Equipment and leasehold improvements, at cost:
 Equipment                                                               7,983               7,544
 Furniture and fixtures                                                  1,151                 957
 Leasehold improvements                                                    499                 162
                                                                       -------              ------
                                                                         9,633               8,663
 Less accumulated depreciation and amortization                         (5,483)             (6,049)
                                                                       -------              ------
                                                                         4,150               2,614
                                                                       -------              ------

Deferred income taxes                                                       41
Goodwill, net of accumulated amortization of $368 and
 $141 in 1997 and 1996, respectively (note 2)                           12,353               2,881
Other assets, net of accumulated amortization of $130 in
 1997                                                                      758                  41
                                                                       -------              ------

       Total assets                                                    $50,146              21,988
                                                                       =======              ======
                                                                                           (Continued)

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued


Liabilities and Stockholders' Equity                                    1997               1996
------------------------------------                                    ----               ----
                                                                             (In thousands)
Current liabilities:
 Lines-of-credit with banks (note 4)                                  $ 1,473                500
 Current portion of long-term debt (note 4)                             3,051              1,247
 Billings in excess of revenue (note 3)                                   789              1,091
 Accounts payable and other accrued liabilities                         3,693              2,288
 Accrued payroll and related benefits                                   2,753              1,340
                                                                      -------             ------

       Total current liabilities                                       11,759              6,466

Long-term debt, less current portion (note 4)                          14,145              4,528

Deferred compensation payable                                             411                 68
                                                                      -------             ------

       Total liabilities                                               26,315             11,062
                                                                      -------             ------

Stockholders' equity (note 7):
 Preferred stock, no par value.  Authorized 2,500 shares;
       none issued or outstanding                                          --                 --
 Common stock, no par value.  Authorized 100,000
  shares; 6,114 and 4,887 shares issued and outstanding
  in 1997 and 1996, respectively                                       15,269              5,695

 Retained earnings                                                      8,562              5,231
                                                                      -------             ------

       Total stockholders' equity                                      23,831             10,926
                                                                      -------             ------

Commitments and contingencies (notes 5 and 7)
       Total liabilities and stockholders' equity                     $50,146             21,988
                                                                      =======             ======

         See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                         1997                 1996                1995
                                                         ----                 ----                ----
                                                            (In thousands, except per share amounts)
Sales                                                   $40,799              22,669              13,538
                                                        -------              ------              ------
Costs and expenses:
 Salaries, wages and related benefits                    19,792              10,501               5,247
 Subcontractor costs                                      5,899               3,898               3,244
 Other general and administrative                         7,115               3,681               2,243
 Depreciation and amortization                            1,780               1,184                 785
                                                        -------              ------              ------
                                                         34,586              19,264              11,519
                                                        -------              ------              ------

   Earnings from operations                               6,213               3,405               2,019
                                                        -------              ------              ------

Other income (expense):
 Interest expense, net                                     (772)               (351)               (119)
 Other                                                        2                  12
                                                        -------              ------              ------
                                                           (770)               (339)               (119)
                                                        -------              ------              ------

   Earnings before income taxes                           5,443               3,066               1,900

Income tax expense (note 6)                               2,112               1,153                 716
                                                        -------              ------              ------

   Net earnings                                         $ 3,331               1,913               1,184
                                                        =======              ======              ======

Earnings per common and common
    equivalent share                                    $   .60                 .38                 .27
                                                        =======              ======              ======
Weighted average outstanding common and
 common equivalent shares                                 5,562               5,033               4,408
                                                        =======              ======              ======


         See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                                        1997          1996        1995
                                                                        ----          ----        ----
                                                                               (In thousands)
Cash flows from operating activities:
 Net earnings                                                           $  3,331       1,913        1,184
 Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                         1,780       1,184          785
     Gain on sale of assets                                                   (2)        (12)
     Deferred income tax benefit                                             (55)       (163)        (108)
     Tax benefit relating to exercise of stock options                     1,307         885          437
     Changes in operating assets and liabilities, net of effect of business combinations:
         Accounts receivable, net                                            951        (481)      (1,226)
         Revenue in excess of billings                                    (4,746)     (2,820)        (717)
         Prepaid expenses and other                                            9         (18)         (67)
         Billings in excess of revenue                                      (302)        163         (243)
         Accounts payable and other accrued liabilities                     (111)         (9)         466
         Accrued payroll and related benefits                                555         130           83
                                                                        --------      ------       ------
           Net cash provided by operating activities                       2,717         772          594
                                                                        --------      ------       ------
Cash flows from investing activities:
 Purchase of equipment and leasehold improvements                         (1,596)       (919)        (704)
 Proceeds from sale of equipment                                             159          12           --
 Payments for net assets acquired in business combinations, net
  of cash acquired                                                       (11,092)     (5,541)          --
                                                                        --------      ------       ------
           Net cash used by investing activities                         (12,529)     (6,448)        (704)
                                                                        --------      ------       ------
Cash flows from financing activities:
 Net borrowings (payments) under lines-of-credit with bank                (2,027)        500
 Proceeds from issuance of long-term debt                                 12,714       5,765          521
 Principal payments on long-term debt                                     (1,292)       (815)        (735)
 Proceeds from exercise of stock options                                     954         583          562
 Purchase and retirement of common shares                                     --          --         (125)
                                                                        --------      ------       ------
           Net cash provided by financing activities                      10,349       6,033          223
                                                                        --------      ------       ------
           Net increase in cash                                              537         357          113

Cash at beginning of year                                                  1,022         665          552
                                                                        --------      ------       ------
Cash at end of year                                                     $  1,559       1,022          665
                                                                        ========      ======       ======
Supplemental disclosures of cash flow information:
 Cash paid for interest                                                 $    815         344          112
                                                                        ========      ======       ======
 Cash paid for income taxes                                             $    888         376          765
                                                                        ========      ======       ======
 Common stock issued for net assets acquired in business
   combinations                                                         $  7,313         891           --
                                                                        ========      ======       ======


See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                       Common stock
                                                 -----------------------           Retained
                                                 Shares           Amount           earnings          Total
                                                 ------           ------           --------          -----
                                                                       (In thousands)

BALANCES AT OCTOBER 1, 1994                       3,835            $ 2,462            2,134           4,596

Exercise of stock options                           447                562               --             562
Tax benefit relating to exercise of
 stock options                                       --                437               --             437
Purchase and retirement of common
 stock                                              (35)              (125)              --            (125)
Net earnings                                         --                 --            1,184           1,184
                                                 ------            -------            -----          ------

BALANCES AT SEPTEMBER 30, 1995                    4,247              3,336            3,318           6,654

Common stock issued in connection
 with business combination (note 2)                 345                891               --             891
Exercise of stock options                           295                583               --             583
Tax benefit relating to exercise of
 stock options                                       --                885               --             885
Net earnings                                         --                 --            1,913           1,913
                                                 ------            -------            -----          ------
BALANCES AT SEPTEMBER 30, 1996                    4,887              5,695            5,231          10,926

Common stock issued in connection
 with business combination (note 2)                 925              7,313               --           7,313
Exercise of stock options                           302                954               --             954
Tax benefit relating to exercise of
 stock options                                       --              1,307               --           1,307
Net earnings                                         --                 --            3,331           3,331
                                                 ------            -------            -----          ------

BALANCES AT SEPTEMBER 30, 1997                    6,114            $15,269            8,562          23,831
                                                 ======            =======            =====          ======

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1997, 1996 AND 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

        Analytical Surveys, Inc. (ASI or the Company) is a Colorado corporation formed in 1981. ASI's primary business is the production of precision computerized maps and information files used in Geographic Information Systems (GIS). Federal, state and local government agencies and commercial companies use GIS to manage information relating to utilities, natural resources, streets, land use and property taxation.

        The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

    (b) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

                  Equipment                   3 to 10 years
                  Furniture and fixtures      5 to 10 years
                  Leasehold improvements      5 to 10 years

        Maintenance, repairs and renewals which do not add to the value of an asset or extend its useful life are charged to expense as incurred.

    (c) REVENUE RECOGNITION

        The Company recognizes revenue using percentage of completion accounting based on the cost-to-cost method, whereby the percentage complete is based on costs incurred in relation to total estimated costs. Costs associated with obtaining contracts are expensed as incurred. The Company does not combine contracts for purposes of recognizing revenue and, generally, does not segment contracts.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue in excess of billings represents revenue related to services completed but not billed. The Company bills customers based upon the terms included in the contract, which is generally upon delivery. When billed, such amounts are recorded as accounts receivable. Billings in excess of revenue represent billings in advance of services performed.

         The Company recognizes losses on contracts in the period such losses are determined. The Company does not believe warranty obligations on completed contracts are significant.

     (d) GOODWILL

         Goodwill represents the excess of the purchase price over net assets acquired in business combinations and is being amortized over a fifteen-year period using the straight-line method.

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

     (f) STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). The Company has provided pro forma disclosures of net income as if the fair value based method of accounting for the plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied. Pro forma disclosures include the effects of employee stock options granted during the years ended September 30, 1997 and 1996.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (g) IMPAIRMENT OF LONG-LIVED ASSETS

         Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121) which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by an asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows or independent appraisal. The adoption of SFAS 121 on October 1, 1996 had no effect on the consolidated financial statements of the Company.

     (h) RESEARCH AND DEVELOPMENT COSTS

         The Company expenses research and development costs as they are incurred. Research and development costs, which are included in general and administrative expenses in the consolidated statements of operations, totaled $274,905, $283,872 and $347,321 for the years ended September 30, 1997, 1996 and 1995, respectively.

     (i) EARNINGS PER SHARE

         The computation of earnings per common share is based on the weighted average number of common shares outstanding plus the effect of common stock equivalents, consisting of stock options, determined using the treasury stock method.

     (j) FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments at September 30, 1997 and 1996 approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates of these instruments.

     (k) RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1997 presentation.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

   (2)   BUSINESS COMBINATIONS

   In July 1997, the Company acquired all of the issued and outstanding common stock of MSE Corporation for cash of $12,500,000 and 925,000 shares of restricted common stock valued at $7,313,000, for total consideration of $19,813,000.

   In July 1996, the Company, through its wholly owned subsidiary, ASI Landmark, Inc., acquired substantially all of the assets and assumed certain liabilities of Westinghouse Landmark GIS, Inc. which provides photogrammetic mapping and data conversion services to the municipal and county markets for cash of $1,992,598.

   In December 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Intelligraphics, Inc. which provides data conversion services primarily to the utilities market, for $3,548,019 cash and 345,000 shares of restricted common stock valued at $891,250, for total consideration of $4,439,269.

   All of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition. The aggregate purchase prices of the acquisitions were allocated based on fair values as follows (amounts in thousands):


                                                  Year ended September 30,
                                                  ------------------------
                                                    1997            1996
                                                  --------        --------
      Current Assets                               $13,463           4,286
      Equipment                                      1,500           1,245
      Other assets, including Goodwill              10,996           3,022
      Current liabilities                           (5,526)         (2,121)
      Non-current liabilities                         (620)             --
                                                   -------          ------
                                                   $19,813           6,432
                                                   =======          ======


   The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions of MSE Corporation, Intelligraphics, Inc. and Westinghouse Landmark GIS, Inc. had occurred on October 1, 1995 (in thousands, except per share amounts):


                                               Year ended September 30,
                                               ------------------------
                                                1997             1996
                                               -------          -------

      Sales                                    $58,861           50,256
                                               =======           ======

      Net earnings                             $ 4,342            1,044
                                               =======           ======

      Earnings per share                       $   .69              .18
                                               =======           ======

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

     The pro forma information is based on historical results and does not necessarily reflect the actual operating results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises.

(3) ACCOUNTS RECEIVABLE, REVENUE IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF REVENUE

     At September 30, 1996, the estimated period to complete contracts in process ranges from one to twenty-one months, and the Company expects to collect substantially all related accounts receivable and revenue in excess of billings within one year.

     The following summarizes contracts in process at September 30 (in thousands):

                                                       1997          1996
                                                     --------       -------
         Costs incurred on uncompleted contracts     $ 73,344        39,007
         Estimated earnings                            30,911        19,464
                                                     --------       -------
                                                      104,255        58,471
         Less billings to date                        (83,431)      (50,233)
                                                     --------       -------
                                                     $ 20,824         8,238
                                                     ========       =======
         Included in the accompanying balance
         sheets as follows:
             Revenue in excess of billings           $ 21,613         9,329
             Billings in excess of revenue               (789)       (1,091)
                                                     --------       -------
                                                     $ 20,824         8,238
                                                     ========       =======


(4)  DEBT

     The Company has two revolving lines-of-credit with banks which provide for total borrowings of $4,850,000, expire in February 1998, and bear interest at .25% over the prime rate (8.75% at September 30, 1997) and the prime rate (8.5% at September 30, 1997). The lines-of-credit are collateralized by substantially all of the assets of the Company. Borrowings of $1,473,000 and $500,000 were outstanding under the lines-of-credit as of September 30, 1997 and 1996, respectively.

     In February 1997 the Company entered into an additional $1,000,000 revolving line-of-credit with a bank bearing interest at 8.25%. The line-of-credit is collateralized by all equipment and general intangibles and expires February 2003. No borrowings were outstanding under the line-of-credit as of September 30, 1997.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     (4)    DEBT (CONTINUED)

     Long-term debt consists of the following at September 30:
                                                                         1997             1996
                                                                         ----             ----
                                                                             (in thousands)
Note payable to a bank payable in monthly installments with
 interest at 8.09% through June 1998, and based on LIBOR or the prime rate plus applicable margins ranging from .25% to 2.5%
 thereafter (8.09% at September 30, 1997), final payment in June
 2002, secured by substantially all assets of the Company (a)         $12,109                -

Note payable to a bank payable in monthly installments ranging from $74,028 to $88,834 at .5% over the base rate (9% at
 September 30, 1997), final payment in November 2001, secured by
 accounts receivable and work-in-process                                4,117            4,962

Notes payable to a bank under a $1,250,000 equipment draw-down term loan, bearing interest at effective rates ranging from
 8.15% to 11.83% at September 30, 1997, payable in monthly
 installments through August 1999, secured by certain equipment
 (a)                                                                      595              810

Other                                                                     375                3
                                                                      -------           ------
                                                                       17,196            5,775
     Less current portion                                              (3,051)          (1,247)
                                                                      -------           ------

                                                                      $14,145            4,528
                                                                      =======           ======

Maturities of long-term debt as of September 30, 1997, are as follows (in thousands):

          Years ending September 30:

            1998                     $  3,051
            1999                        2,953
            2000                        3,189
            2001                        3,566
            2002                        4,437
                                     --------
                                     $ 17,196
                                     ========

   (a) These loan agreements contain restrictive covenants which require, among other things, the maintenance of certain financial ratios and include certain limitations on capital expenditures and dividend payments.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(5)  LEASES

     The Company leases its facilities and certain equipment under operating leases. Amounts due under noncancelable operating leases with terms of one year or more at September 30, 1997 are as follows (in thousands):

        Years ending September 30:
         1998                                              $ 3,028
         1999                                                2,550
         2000                                                2,138
         2001                                                1,703
         2002                                                1,394
         Thereafter                                            791
                                                           -------
         Total minimum operating lease payments            $11,604
                                                           =======

     Rent expense totaled $1,345,310, $535,203 and $302,303 for the years ended September 30, 1997, 1996 and 1995, respectively.

 (6) INCOME TAXES

     Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):

                                1997              1996               1995
                                ----              ----               ----
     Current:
      Federal                  $1,847             1,148               713
      State and local             320               168               111
                               ------             -----              ----
                                2,167             1,316               824
                               ------             -----              ----
     Deferred:
      Federal                     (42)             (141)              (94)
      State and local             (13)              (22)              (14)
                               ------             -----              ----
                                  (55)             (163)             (108)
                               ------             -----              ----
                               $2,112             1,153               716
                               ======             =====              ====

     The exercise of non-qualified stock options results in state and federal income tax deductions to the Company related to the difference between the market price at the date of exercise and the option exercise price. The benefit of such deductions is recorded as an increase to stockholders' equity and totaled $1,306,536, $884,459 and $437,242 in 1997, 1996 and
     1995, respectively.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



   Actual income tax expense differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):

                                                              1997            1996             1995
                                                              ----            ----             ----
        Computed "expected" income tax
         expense                                              $1,851           1,042             646
        State income taxes, net of federal
         tax effect                                              203              96              63
        Other                                                     58              15               7
                                                              ------           -----            ----
             Actual income tax expense                        $2,112           1,153             716
                                                              ======           =====            ====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, are presented below (in thousands):

                                                                    1997             1996
                                                                    ----             ----
        Current deferred tax assets and liabilities:

        Accounts receivable, primarily due to allowance for
          doubtful accounts                                        $  22               22

        Accrued liabilities, primarily due to accrued
          compensated absences  for financial statement
          purposes                                                   143               99

        Prepaid expenses, primarily due to marketing
          commissions expensed for income tax purposes               (34)             (21)

        Other                                                          5                5
                                                                   -----             ----



     Total net current deferred tax asset                               $ 136              105
                                                                        =====             ====

     NONCURRENT DEFERRED TAX ASSETS AND LIABILITIES:
       DEFERRED COMPENSATION ACCRUED FOR FINANCIAL
        STATEMENT PURPOSES ONLY                                         $  24               24
       Equipment and leasehold improvements, primarily
        due to differences in depreciation                                 17              (24)
                                                                        -----             ----

         Total net noncurrent deferred tax asset                        $  41                -
                                                                        =====             ====

Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

(7)  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     The Board of Directors may issue preferred stock with rates of dividends, voting rights, redemption prices, liquidation prices, liquidation premiums, conversion rights and other requirements without a vote of the shareholders.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(7)  STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

     The Company currently has six nonqualified stock option plans under which the Board of Directors may grant options to purchase approximately 267,000 shares of the Company's common stock to officers, directors and key employees. The exercise price of the options is established by the Board of Directors on the date of grant. Employees may vest in their options either 100% on date of grant or 25% six months from date of grant and 25% on the anniversary of date of grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from date of grant.

     As discussed in note 1, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, because the Company grants its options at or above market value at date of grant, no compensation cost has been recognized under the plans. Had compensation cost for the Company's stock-based compensation plans been determined based upon the fair value of options on the grant dates, consistent with the provisions of SFAS 123, the Company's 1997 and 1996 pro forma net income and earnings per share would have been approximately $2.8 million and $1.8 million and $.50 and $.35, respectively. The weighted average fair value of options granted during 1997 and 1996 was $5.49 and $4.99 per share, respectively. The weighted average remaining contractual life of all options at September 30, 1997 was approximately three years.

     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of three years, 60% volatility and a risk-free interest rate of 6.00%.

     Stock option activity for the plans for the years ended September 30 are summarized as follows (in thousands, except per share amounts):


                                                                   Weighted
                                                                    average
                                                 Number of       exercise price
                                                  Options          per share
                                                 ---------       --------------
        Balance, October 1, 1994                   1,117             $ 1.51
        Granted                                      426               4.39
        Exercised                                   (447)              1.26
        Canceled                                     (29)              2.52
                                                   -----             ------
        Balance, September 30, 1995                1,067               2.73
        Granted                                      238              11.07
        Exercised                                   (295)              1.99
        Canceled                                     (21)              3.17
                                                   -----             ------

                                                                     (continued)

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                Weighted average
                                                    Number of    exercise price
                                                     Options       per share
                                                    ---------   ----------------
        Balance, September 30, 1996                       989           $ 4.95
         Granted                                          641            13.06
         Exercised                                       (302)            3.16
         Canceled                                         (40)           10.64
                                                    ---------        ---------
        Balance, September 30, 1997                     1,288             9.23
                                                    =========        =========
        Options exercisable at September 30, 1997         466             4.67
                                                    =========        =========

(8) EMPLOYEE BENEFIT PLAN

    The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches 50% of the employee contributions up to 4% of their compensation. The Company contributed $185,602, $65,756 and $60,494 to the plan in 1997, 1996 and 1995, respectively.

(9) MAJOR CUSTOMERS

    Sales to individual customers amounting to more than 10% of total sales were as follows:

    Year ended September 30:

             1996                   Customer A  10%
             1995                   Customer B  12%

      There were no sales to individual customers amounting to more than 10% of total sales for the year ended September 30, 1997.

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

      Historically, the Company's customers have included cities, counties, engineering companies, utility companies and federal government agencies. Substantially more than 50% of revenues have historically been derived from state and local government contracts. In addition, a significant portion of the Company's revenues are generated from utility clients, both commercial and municipal.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    (10) CONCENTRATIONS OF CREDIT RISK (CONTINUED)

    The Company's accounts receivable are due from a variety of organizations throughout the United States. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit and collection issues arise. Management's estimates of uncollectible amounts have been adequate in prior years, and management believes that all significant credit and collection risks have been identified and adequately provided for at September 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company's independent accountants have neither resigned nor been dismissed during the Company's two most recent fiscal years or through the date of this Report.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which is to be filed on or before January 20, 1998. Such information is incorporated into this Report by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item is contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which is to be filed on or before January 20, 1998. Such information is incorporated into this Report by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which is to be filed on or before January 20, 1998. Such information is incorporated into this Report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which is to be filed on or before January 20, 1998. Such information is incorporated into this Report by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  The following documents are filed as exhibits as a part of this report.

     (1)  The financial statements listed in response to Item 8 of this report.

     (2) The financial statement schedules listed in response to Item 8 of this report.

     (3)  The exhibits described below.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession:

     2.1 Purchase Agreement dated July 2, 1997 between Analytical Surveys, Inc. (buyer) and Sol C. Miller (seller) (filed with Report on Form 8-K dated July 16, 1997, as amended on September 9, 1997, and hereby incorporated by reference).

     2.2 Registration Rights Agreement dated July 2, 1997, between Analytical Surveys, Inc. and Sol C. Miller (filed with Report on Form 8-K dated July 16, 1997, as amended on September 9, 1997, and hereby incorporated by reference).

     2.3 Consulting and Non-Competition Agreement dated July 2, 1997, between Analytical Surveys, Inc. and Sol C. Miller (filed with Report on Form 8-K dated July 16, 1997, as amended on September 9, 1997, and hereby incorporated by reference).

3.   Articles of Incorporation and By-Laws

          3.1 Articles of incorporation (as amended) are incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-18, Registration No. 2-93108-D.

          3.2 By-laws are incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-18, Registration
          No. 2-93108-D.

4.  Instruments defining the rights of Security Holders including Indentures

          Form of Stock Certificate (filed with Registration Statement No. 2-93108-D and hereby incorporated by reference).

9.  Voting Trust Agreement

          9.1 Voting Trust Agreement dated as of December 22, 1995, between the Company, various selling shareholders of Intelligraphics, Inc. and the members of the Board of Directors of the Company (as voting trustees), incorporated by reference from the registrant's report on Form 8-K dated January 9, 1996, as amended on February 16, 1996.

10. Material Contracts

          10.1  Employment agreement dated June 27, 1994 between ASI and Sidney
          V. Corder, Chief Executive Officer and President, incorporated herein by reference to registrant's Quarterly Report on Form 10-QSB for June 30, 1994.

          10.2 Stock Option Plan dated December 17, 1987 and amended on August 31, 1992 incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

          10.3 1990 Non-Qualified Stock Option Plan dated September 21, 1990 and amended and restated on December 17, 1990 and further amended on August 31, 1992 incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

          10.4 1991 Non-Qualified Stock Option Plan dated December 17, 1990 and amended on August 31, 1992 incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

          10.5 1993 Non-Qualified Stock Option Plan dated December 11, 1992 incorporated herein by reference to registrant's Proxy Statement dated January 11, 1993.

          10.6 Analytical Surveys, Inc. 401-K Plan dated October 1, 1988 and amended and restated May 22, 1992 incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

          10.7 Analytical Surveys, Inc. Incentive Bonus Plan incorporated herein by reference to registrant's Annual Report on Form 10-K for Fiscal Year ended September 30, 1992.

          10.8 Building lease dated August 1, 1994 incorporated herein by reference to registrant's Annual Report on Form 10-KSB for the Fiscal Year ended September 39, 1994.

          10.9 Employment agreement dated September 20, 1995 between ASI and Scott C. Benger, Senior Vice President, Finance and
          Secretary/Treasurer incorporated herein by reference to registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

          10.10 1995 Non-Qualified Stock Option Plan dated August 22, 1995 incorporated herein by reference to registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

          10.11 Employment agreement dated December 22, 1995 between ASI and William D. Nantell, Senior Vice President incorporated herein by reference to registrant's report on Form 10-KSB for the Fiscal Year ended September 30, 1996.

          10.12 Real Estate Lease between MSE Realty, LLC and MSE Corporation, dated July 2, 1997.

          10.13 Employment Agreement dated July 2, 1997 between Analytical Surveys, Inc. and Randal J. Sage.

          10.14 Employment Agreement dated July 2, 1997 between Analytical Surveys, Inc. and John J. Dillon III.

          10.15 Consulting Agreement between Analytical Surveys and John A. Thorpe, dated June 27, 1997.

          10.16  Analytical Surveys, Inc. 1997 Incentive Stock Option Plan.

          23.  Consent of Experts:

          Consent of KPMG Peat Marwick LLP (included in the exhibits section).

          27.  Financial Data Schedule

(b) The registrant filed a Form 8-K on July 16, 1997, as amended on September 9, 1997 which described the Company's acquisition of MSE Corporation. The following financial statements were filed as a part of such Report:

     Proforma balance sheet of MSE Corporation for June 30, 1997.

     Proforma income statement of MSE Corporation:
          year ended September 30, 1996; and
          9 months ended June 30, 1997.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Analytical Surveys, Inc.

  By:  /s/ Sidney V. Corder                  Date:  December 26, 1997
      ---------------------
      Sidney V. Corder, Chairman of the Board,
      President,Chief Executive Officer,
      and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


  Signature                                   Date:
  ---------                                   -----


By: /s/ Sidney V. Corder                      December 26, 1997
    ---------------------
    Sidney V. Corder, Director, Chairman
    of the Board, President, Chief Executive
    Officer, and Director


By: /s/ Scott C. Benger                       December 26, 1997
    -------------------
    Scott C. Benger, Sr. Vice President
    Finance and Secretary/
    Treasurer (principal financial
    officer and principal accounting officer)


By: /s/ William Howell                        December 26, 1997
    ------------------
    William Howell, Controller


By: /s/ Richard P. MacLeod                    December 26, 1997
    ----------------------
    Richard P. MacLeod, Director

By: /s/ James T. Rothe                        December 26, 1997
    ------------------
    James T. Rothe, Director


By: /s/ Robert H. Keeley                      December 26, 1997
    -------------------------
    Robert H. Keeley, Director

By: /s/ John A. Thorpe                       December 26, 1997
    -------------------------
    John A. Thorpe, Director

By: /s/ Willem H. J. Andersen                December 26, 1997
    -------------------------
    Willem H. J. Andersen, Director

By: /s/  Sol C. Miller                       December 26,1997
    -------------------------
    Sol C. Miller, Director

                              EXHIBIT INDEX

  The following exhibits are filed with the Report on Form 10-K of Analytical Surveys, Inc. for the Fiscal Year ended September 30, 1997:

  Financial Statements

       Consolidated Balance Sheets September 30, 1997 and 1996

       Consolidated Statements of Operations, Years Ended September 30,
            1997, 1996 and 1995

       Consolidated Statements of Stockholders' Equity, Years Ended
            September 30, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows, Years
            Ended September 30, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements

Real Estate Lease between MSE Realty, LLC and MSE Corporation, dated July 2,
1997.

Employment Agreement dated July 2, 1997 between Analytical Surveys, Inc. and Randal J. Sage.

Employment Agreement dated July 2, 1997 between Analytical Surveys, Inc. and John J. Dillon III.

Consulting Agreement between Analytical Surveys and John A. Thorpe, dated June 27, 1997.

Analytical Surveys, Inc. 1997 Incentive Stock Option Plan.

Consent of KPMG Peat Marwick LLP.

Financial Data Schedule.
                                      -39-