Form 10-Q
period 1997-12-31
ANALYTICAL SURVEYS INC
filed 1998-02-17
CIK 753048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            __X__ Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For the quarterly period ended
                               December 31, 1997

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

(719) 264-5550
(Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                        Yes __X__        No_____


The number of shares of common stock outstanding as of February 11, 1998 was 6,172,092.

Part I, Item 1.

                           ANALYTICAL SURVEYS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)


                                                       December 31,        September 30,
                                                           1997                1997

Assets

Current assets:
     Cash                                                   $ 1,073           1,559
     Accounts receivable net of allowance
       for doubtful accounts of $210 and
       $164 at December 31 and September 30
       respectively                                          10,317           8,991
     Revenue in excess of billings                           26,211          21,613
     Prepaid expenses and other                                 579             545
     Deferred income taxes                                      271             136
                                                            -------          ------

     Total current assets                                    38,451          32,844
                                                            -------          ------


Equipment and leasehold improvements, at cost
     Equipment                                                8,612           7,983
     Furniture and fixtures                                   1,290           1,151
     Leasehold improvements                                     506             499
                                                            -------          ------
                                                             10,408           9,633
     Less accumulated depreciation and amortization          (5,918)         (5,483)
                                                            -------          ------
                                                              4,490           4,150

Goodwill net of accumulated amortization
     of $745 and $368 at December 31 and
     September 30, respectively                              12,138          12,353
Deferred income taxes                                           145              41
Other assets, net of accumulated amortization
     of $256 and $130 at December 31 and
     September 30, respectively                                 627             758
                                                            -------          ------

     Total assets                                           $55,851          50,146
                                                            =======          ======


See accompanying notes to consolidated financial statements.

                           ANALYTICAL SURVEYS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)


                                                       December 31,      September 30,
                                                           1997              1997

Liabilities and Stockholders' Equity

Current liabilities:
     Lines of credit with banks                             $ 2,651          1,473
     Current portion of long-term debt                        3,129          3,051
     Billings in excess of revenue                            1,702            789
     Accounts payable and other accrued liabilities           5,781          3,693
     Accrued payroll and related benefits                     2,491          2,753
                                                            -------         ------

        Total current liabilities                            15,754         11,759
                                                            -------         ------


Long-term debt, less current portion                         14,076         14,145

Deferred compensation payable                                   305            411
                                                            -------         ------

        Total liabilities                                    30,135         26,315
                                                            -------         ------


Stockholders' Equity:
     Preferred stock, no par value. Authorized
        2,500 shares; none issued or outstanding                 --             --
     Common stock, no par value. Authorized 100,000
        shares; 6,134 and 6,114 shares issued and
        outstanding at December 31 and September 30,
        respectively                                         15,598         15,269
     Retained earnings                                       10,118          8,562
                                                            -------         ------

        Total stockholders' equity                           25,716         23,831
                                                            -------         ------
Total liabilities and stockholders' equity                  $55,851         50,146
                                                            =======         ======


See accompanying notes to consolidated financial statements.

                           ANALYTICAL SURVEYS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)

                                            Three Months Ended
                                                December 31,

                                                1997    1996

Sales                                        $17,402   7,609

Costs and expenses:
     Salaries, wages and related benefits      8,822   3,675
     Subcontractor costs                       1,611   1,227
     Other general and administrative          3,174   1,303
     Depreciation and amortization               778     338
                                             -------   -----

                                              14,385   6,543
                                             -------   -----

     Earnings from operations                  3,017   1,066
                                             -------   -----

Other income (expense)
     Interest expense, net                      (436)   (133)
     Other                                        14       5
                                             -------   -----

                                                (422)   (128)
                                             -------   -----

     Earnings before income taxes              2,595     938

Income tax expense                             1,039     360
                                             -------   -----

Net earnings                                 $ 1,556     578
                                             =======   =====


Basic earnings per share                       $0.25    0.12

Diluted earnings per share                     $0.23    0.11

Basic average shares outstanding               6,119   4,889
Diluted average shares outstanding             6,629   5,262

See accompanying notes to consolidated financial statements.

                           ANALYTICAL SURVEYS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                  Three Months Ended
                                                     December 31,

                                                     1997    1996

Cash flows from operating activities:               $(1,087)    275
                                                    -------    ----

Cash flows from investing activities:

     Proceeds from sale of equipment                     --     147
     Purchase of equipment                             (774)   (287)
                                                     -------   ----
     Net cash used in investing
      activities                                       (774)   (140)
                                                     -------   ----


Cash flows from financing activities:

Net borrowings (payments) under
      lines of credit with bank                       1,178    (300)
     Proceeds from issuance of long-term debt           756     214
     Principal payments of long-term debt              (747)   (309)
     Proceeds from exercise of stock options            188       4
                                                     ------   -----
     Net cash provided (used) by
      financing activities                            1,375    (391)
                                                     ------   -----


Net decrease in cash                                   (486)   (256)

Cash at beginning of period                           1,559   1,022
                                                     ------   -----

Cash at end of period                                $1,073     766
                                                     ======   =====

Supplemental disclosures of cash flow information

     Cash paid for interest                          $  440     135
     Cash paid for income taxes                      $   50      96

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1.       Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 1997. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements have not been audited by independent auditors. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report of Form 10-K for the year ended September 30, 1997.

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., at December 31, 1997 and its results of operations for the three months ended December 31, 1997 and 1996, and its cash flows for the three months ended December 31, 1997 and 1996. All such adjustments are of a normal recurring nature.

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") for the quarter ended December 31, 1997. SFAS 128 requires the restatement of all prior-period earnings per share ("EPS") data. SFAS 128 replaces the presentation of primary EPS, with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company's diluted EPS for prior periods will be the same as the primary EPS previously reported while the Company's basic EPS will be greater than the primary EPS previously reported.

Part I Item 2.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THE DISCUSSION BELOW OF ASI'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND CONSULTANTS, DEPENDENCE ON ASI'S ABILITY TO CONTINUE TO OBTAIN NEW CONTRACTS FOR ITS SERVICES, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, ASSIMILATION OF RECENTLY ACQUIRED BUSINESSES, PROJECT RISKS ASSOCIATED WITH HIGHER THAN EXPECTED COSTS TO PERFORM UNDER CONTRACTS, PRICING AND MARGIN PRESSURE, AND COMPETITION. GENERAL MARKET CONDITIONS ALSO MAY AFFECT FUTURE RESULTS, INCLUDING THE ECONOMIC HEALTH OF THE UTILITIES MARKET, INTERNATIONAL ECONOMIC CONDITIONS, LOCAL TAX COLLECTIONS AND OTHER BUDGETARY CONSTRAINTS APPLICABLE TO MUNICIPALITIES, AND MUNICIPAL AND FEDERAL GOVERNMENT SPENDING LEVELS. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATOR OF FUTURE PERFORMANCE.

Results of Operations

Fiscal Year 1998 Compared to 1997

Three Months Ended December 31, 1997 and 1996

SALES. The Company recognizes sales using percentage of completion accounting based on the cost-to-cost method, whereby the percentage complete is based on production costs incurred to date in relation to total estimated production costs. Production costs are incurred as internal costs, primarily salaries and wages, and external costs as subcontractor costs. Costs associated with obtaining contracts are expensed as incurred. The Company's sales increased 129% to $17.4 million for the three months ended December 31, 1997 from $7.6 million for the three months ended December 31, 1996. This increase was primarily due to the acquisition of MSE Corporation in July 1997 as well as internal growth.

COSTS AND EXPENSES. Salaries, wages and related benefits increased to $8.82 million for the first three months of fiscal 1998 from $3.68 million for the first three months of fiscal 1997. As a percentage of sales, salaries, wages and related benefits increased to 51% in the first three months of fiscal 1998 from 48% in the first three months of fiscal 1997 because a greater proportion of production costs were incurred as salaries and wages in 1998. Subcontractor costs increased in absolute dollars to $1.6 million for the first three months of fiscal 1998 from $1.2 million for the first three months of fiscal 1997, but decreased as a percentage of sales to 9% in the first three months of fiscal 1998 from 16% in the first three months of fiscal 1997. This decline as a percentage of sales was due to a reduced need for third party subcontractors due in part to the ability of the Company after the acquisition of MSE Corporation to perform more tasks internally. Other general and administrative costs increased to $3.2 million for the first three months of fiscal 1998 from $1.3 million for the first three months of fiscal 1997. As a percentage of sales, other general and administrative expenses increased slightly to 18% in the first three months of fiscal 1998 from 17% for the same period in fiscal 1997 due primarily to increased travel and other expenses related to the integration of the MSE Corporation operations. Total costs and expenses increased to $14.4 million for the three months ended December 31, 1997 from $6.5 million for the three months ended December 31, 1996. As a percentage of sales, total costs and expenses declined to 83% in the first three months of fiscal 1998 from 86% for the same period in fiscal 1997. The overall decrease in costs and expenses as a percentage of sales is attributable to volumerelated efficiencies.

OTHER INCOME (EXPENSE). Interest expense increased 228% to $436,000 for the three months ended December 31, 1997 from $133,000 for the three months ended December 31, 1996. This increase was primarily due to the increased term debt incurred in connection with the acquisition of MSE Corporation in July 1997 as well as increased utilization of the Company's lines of credit.

NET EARNINGS. Due to the factors discussed above, net earnings increased 169% to $1.56 million for the three months ended December 31, 1997 from $578,000 for the three months ended December 31, 1996.

BACKLOG. Backlog represents revenue not yet earned on contracts awarded to the Company; backlog increases when new contracts are awarded and decreases as revenue is earned. At December 31, 1997 the Company had signed contracts, including several large contracts for which revenue will be recognized over one to four years, representing revenue totaling approximately $91.0 million. Contracts for larger projects generally increase the Company's risk due to inflation as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there can be no assurance that the Company will receive all of the revenue anticipated under signed contracts.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company's principal sources of liquidity consisted of approximately $1.07 million in cash. In addition, the Company has lines of credit with a bank with a combined $4.85 million limit. At December 31, 1997, the Company's outstanding balance on its lines of credit was $2.65 million.

Operating cash flows is a function of the timing of performance under contracts, billings and receipt of payment. The change in operating cash flows is primarily attributable to normal fluctuations in three categories of the investment in contract-related current accounts: accounts receivable, revenues in excess of billings and billings in excess of revenues. Under the percentage of completion method of accounting, accounts receivable are created when an amount due from a customer, which typically occurs, when an event specified in the contract (such as delivery of data) triggers a billing. Revenues in excess of billings occur when the Company has performed under a contract even though a billing event has not been triggered. Billings in excess of revenues occur when the Company receives an advance or deposit against work yet to be performed. These three components of the investment in contract related current accounts typically shift from time to time during the course of performance of a particular contract, and, when taken in the aggregate with all other contracts, create normal fluctuations in the Company's investment in contract-related current accounts.

Net cash used by the Company's operating activities was $1.09 million for the first three months of fiscal 1998 compared to net cash provided from operating activities of $275,000 for the same period in fiscal 1997. The change in operating cash flows is primarily attributable to normal fluctuations in the investment in contract related current accounts, principally accounts receivable, revenues in excess of billings and billings in excess of revenues as described above.

The Company expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short-term borrowings on a bank line of credit. Routine capital expenditures will usually be financed with a combination of term debt and capital leases.

The Company believes that the lines of credit combined with cash flows from operations are adequate to finance ongoing operations. The Company also believes that it will be able to finance any required capital expenditures from a combination of operating cash flows and new term debt or lease arrangements.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.      Analytical Surveys, Inc. 1997 Stock Option Plan
27.      Financial Data Schedule

(b)      Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Analytical Surveys, Inc.
                                                          (Registrant)

Date February 13, 1997                        /s/  Sidney V. Corder
                                         ---------------------------------------
                                           Sidney V, Corder, President
                                           and Chief Executive Officer

Date February 13, 1997                        /s/  Scott C. Benger
                                         ---------------------------------------
                                           Scott C. Benger, Secretary/Treasurer
                                           (principal financial officer and
                                           principal accounting officer)

Date February 13, 1997                        /s/  Brian J. Yates
                                         ---------------------------------------
                                           Brian J. Yates, Controller