Form 10-Q/A
period 1997-12-31
ANALYTICAL SURVEYS INC
filed 1998-02-25
CIK 753048

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A


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

Item 6.  Exhibits and Reports on Form 8-K

The Form 10-Q filing of the registrant for the quarter ended December 31, 1997 included the incorrect form of the Amended and Restated Analytical Surveys, Inc. 1997 Stock Option Plan. The attached Amended and Restated Analytical Surveys, Inc. 1997 Stock Option Plan is substituted for the previously filed exhibit.

(a)      Exhibits

10       Amended and Restated Analytical Surveys, Inc. 1997 Stock Option Plan


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Analytical Surveys, Inc.
                                                          (Registrant)

Date February 25, 1997                        /s/  Sidney V. Corder
                                         ---------------------------------------
                                           Sidney V, Corder, President
                                           and Chief Executive Officer

Date February 25, 1997                        /s/  Scott C. Benger
                                         ---------------------------------------
                                           Scott C. Benger, Secretary/Treasurer
                                           (principal financial officer and
                                           principal accounting officer)

Date February 25, 1997                        /s/  Brian J. Yates
                                         ---------------------------------------
                                           Brian J. Yates, Controller