Form 10-Q
period 1998-03-31
ANALYTICAL SURVEYS INC
filed 1998-05-15
CIK 753048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         For the quarterly period ended
                                 March 31, 1998

                                                 or

_____           Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 0-13111


                            ANALYTICAL SURVEYS, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)



        Colorado                                           84-0846389
        --------                                           ----------
(State of incorporation)                       (IRS Employer Identification No.)

     1935 Jamboree Drive
     Colorado Springs, Colorado                                    80920
     --------------------------                                    -----
     (Address of principal executive offices)                   (Zip Code)

                                 (719) 264-5550
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                         Yes __X__           No_____


The number of shares of common stock outstanding as of May 9, 1998 was 6,294,535.

Part I   Item 1.

                            ANALYTICAL SURVEYS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                          March 31,   September 30,
                                                            1998          1997
                                                            ----          ----
Assets

Current assets

    Cash .............................................    $  1,040        1,559
    Accounts receivable, net of allowance
       for doubtful accounts of $166 and 164
       at March 31, 1998 and September 30, 1997 ......      10,745        8,991
    Revenues in excess of billings ...................      32,631       21,613
    Prepaid expenses and other .......................         698          545
    Prepaid income taxes .............................       1,035
    Deferred tax assets ..............................         308          136
                                                          --------     --------

    Total current assets .............................      46,457       32,844
                                                          --------     --------

Equipment and leasehold improvements
    at cost

    Equipment ........................................       9,468        7,983
    Furniture and fixtures ...........................       1,380        1,151
    Leasehold improvements ...........................         508          499
                                                          --------     --------

                                                            11,356        9,633

    Less Accumulated depreciation and amortization ...      (6,204)      (5,483)
                                                          --------     --------

                                                             5,152        4,150

Goodwill, net of accumulated amortization
    of $958 and $368 at March 31, 1998 and
    September 30, 1997, respectively .................      11,922       12,353

Other intangibles, net of accumulated amortization
    of $383 and $130 at March 31, 1998 and
    September 30, 1997, respectively .................         497          758

Deferred income taxes ................................         131           41
                                                          --------     --------

Total Assets .........................................    $ 64,159       50,146
                                                          ========     ========

         See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)



                                                                    March 31,  September 30,
                                                                      1998         1997
                                                                      ----         ----



Liabilities And Stockholders' Equity

Current liabilities
    Line-of-credit with bank (Note 2) ...........................   $ 5,990   $ 1,473
    Current portion of long-term debt ...........................     3,251     3,051
    Billings in excess of revenue ...............................     1,411       789
    Accounts payable and accrued liabilities ....................     5,919     3,693
    Accrued payroll and benefits ................................     2,873     2,753
                                                                    -------   -------

    Total current liabilities ...................................    19,444    11,759



Long-term debt, less current portion ............................    13,439    14,145

Deferred compensation payable ...................................       299       411
                                                                    -------   -------

Total liabilities ...............................................    33,182    26,315
                                                                    -------   -------



Stockholders' Equity

    Preferred stock-authorized 2,500,000 shares
       of no par value; none issued and outstanding .............      --        --

    Common  stock-authorized 100,000,000 shares of no par  value;
       issued and outstanding 6,313 shares at March 31, 1998 and
       6,114 shares at September 30, 1997 .......................    19,058    15,269

    Retained earnings ...........................................    11,919     8,562
                                                                    -------   -------

Total stockholders' equity ......................................    30,977    23,831
                                                                    -------   -------

Total Liabilities And Equity ....................................   $64,159    50,146
                                                                    =======   =======

                 See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                              Six Months             Three Months
                                                Ended                   Ended
                                              March 31,                March 31,
                                          1998        1997        1998        1997
                                          ----        ----        ----        ----
Sales ..............................   $ 37,353      16,160      19,951       8,550
                                       --------    --------    --------    --------

Costs and expenses
    Salaries, wages and benefits ...     18,405       7,587       9,583       3,912
    Subcontractor costs ............      4,345       3,028       2,735       1,801
    Other general and administrative      6,601       2,601       3,426       1,298
    Depreciation and amortization ..      1,608         653         830         315
                                       --------    --------    --------    --------

                                         30,959      13,869      16,574       7,326
                                       --------    --------    --------    --------

Earnings from operations ...........      6,394       2,291       3,377       1,224
                                       --------    --------    --------    --------

Other income (expense)
    Interest expense, net ..........       (884)       (260)       (448)       (127)
    Other ..........................         31           1          17          (3)
                                       --------    --------    --------    --------

                                           (853)       (259)       (431)       (130)
                                       --------    --------    --------    --------

Earnings before income taxes .......      5,541       2,032       2,946       1,094

Income tax expense .................      2,184         777       1,145         417
                                       --------    --------    --------    --------

Net earnings .......................   $  3,357       1,255       1,801         677
                                       ========    ========    ========    ========



Earnings per share
   Basic ...........................   $   0.54        0.25        0.29        0.14
                                       ========    ========    ========    ========
   Fully diluted ...................   $   0.50        0.24        0.27        0.13
                                       ========    ========    ========    ========



Average shares outstanding
   Basic ...........................      6,163       4,923       6,207       4,957
                                       ========    ========    ========    ========
   Fully diluted ...................      6,671       5,226       6,713       5,190
                                       ========    ========    ========    ========


         See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                          Six Months    Six Months
                                                            Ended         Ended
                                                           March 31,     March 31,
                                                             1998         1997
                                                             ----         ----
Cash flows provided (used)
    by operating activities ..........................     $(3,907)       2,124
                                                           -------      -------

Cash flows from investing activities
    Proceeds from sale of equipment ..................          21          157
    Purchase of property and equipment ...............      (1,924)        (495)
    Net assets acquired in business combinations .....        --           --
                                                           -------      -------

    Net cash used in investing activities ............      (1,903)        (339)
                                                           -------      -------


Cash flows from financing activities
    Net borrowings (payments) under notes payable ....       4,517         (500)
    Proceeds from issuance of long-term debt .........       1,000          214
    Principal payments of long-term debt .............      (1,506)        (630)
    Proceeds from issuance of common stock ...........       1,280          458
                                                           -------      -------

    Net cash provided (used)
          by financing activities ....................       5,291         (458)
                                                           -------      -------


Net increase (decrease) in cash ......................        (519)       1,328

Cash at beginning of period ..........................       1,559        1,022
                                                           -------      -------

Cash at end of period ................................     $ 1,040        2,350
                                                           =======      =======


Supplemental cash flow disclosures:

    Cash paid for Interest ...........................     $   886          260
                                                           =======      =======

    Cash paid for income taxes .......................     $ 1,042          738
                                                           =======      =======

         See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.
                          Quarterly Report on Form 10-Q
                                 March 31, 1998





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



The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., at March 31, 1998 and its results of operations for the three and six months ended March 31, 1998 and 1997, and its cash flows for the six months ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature.



The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the restatement of all prior-period earnings per share ("EPS") data. SFAS 128 replaces the presentation of primary EPS, with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company's diluted EPS for prior periods will be the same as the primary EPS previously reported while the Company's basic EPS will be greater than the primary EPS previously reported.

2.       Notes Payable to Bank

In February 1998, the Company renewed its lines of credit loan agreements with its existing bank for one year with a new maximum loan amount of $7,350,000. In April 1998, the Company received a commitment from its bank to replace its lines of credit with a new three year working capital line of credit with a maximum loan amount of $11,000,000. The commitment also included a new $3,000,000 line of credit for capital expenditures and a new $10,000,000 line of credit for use in future acquisitions.


3.       Stock Options

The following table summarizes stock option transactions under the Company's four non-qualified stock option plans (in thousands except per share amounts):

                                                                       Average
                                                 Shares under       Option Price
                                                    option            per share

Outstanding at September 30, 1997                    1,288            $ 9.23
    Exercised                                         (199)             6.61
    Issued                                             410             45.88
                                                      ----
    Outstanding March 31, 1998                       1,499             19.60
                                                     =====

    Options Exercisable at March 31, 1998:             361
                                                       ===

    Available for Grant at March 31, 1998              400
                                                       ===

Part I   Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



THE DISCUSSION BELOW OF ASI'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL
STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, DEPENDENCE ON CERTAIN CUSTOMER SEGMENTS, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES, SUBCONTRACTORS AND CONSULTANTS, DEPENDENCE ON ASI'S ABILITY TO CONTINUE TO OBTAIN NEW CONTRACTS FOR ITS SERVICES, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, ASSIMILATION OF RECENTLY ACQUIRED BUSINESSES, PROJECT RISKS ASSOCIATED WITH HIGHER THAN EXPECTED COSTS TO PERFORM UNDER CONTRACTS, PRICING AND MARGIN PRESSURE, AND COMPETITION. GENERAL MARKET CONDITIONS ALSO MAY AFFECT FUTURE RESULTS, INCLUDING THE ECONOMIC HEALTH OF THE UTILITIES MARKET, INTERNATIONAL ECONOMIC CONDITIONS, LOCAL TAX COLLECTIONS AND OTHER BUDGETARY CONSTRAINTS APPLICABLE TO MUNICIPALITIES, AND MUNICIPAL AND FEDERAL GOVERNMENT SPENDING LEVELS. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATOR OF FUTURE PERFORMANCE.



Results of Operations



Three Months Ended March 31, 1998 and 1997



SALES. The Company recognizes sales using percentage of completion accounting based on the cost-to-cost method, whereby the percentage complete is based on production costs incurred to date in relation to total estimated production costs. Production costs are incurred as internal costs, primarily salaries and wages, and external costs as subcontractor costs. Costs associated with obtaining contracts are expensed as incurred. The Company's sales increased 133% to $19.95 million for the three months ended March 31, 1998 from $8.55 million for the three months ended March 31, 1997. Sixty percent of this increase was due to the acquisition of MSE Corporation in July 1997 with the balance of the increase attributed to internal growth at an annual rate of 30%.



COSTS AND EXPENSES. Salaries, wages and related benefits increased to $9.58 million for the second three months of fiscal 1998 from $3.91 million for the same period of fiscal 1997. Salaries, wages and related benefits increased to 48% of sales in the three months ended March 31, 1998, up from 46% in the same three months of fiscal 1997 because a greater proportion of production costs were incurred as salaries and wages in 1998. Subcontractor costs increased in absolute dollars to $2.74 million for the three months ended March 31, 1998 from $1.80 million in 1997, but decreased as a percentage of sales to 14% from 21% in 1997. This decline as a percentage of sales was due to a reduced need for third party subcontractors due in part to the ability of the Company after the acquisition of MSE Corporation to perform more tasks internally. Other general and administrative costs increased to $3.42 million for the second three months of fiscal 1998 from $1.30 million for the same period of fiscal 1997. As a percentage of sales, other general and administrative expenses increased to 17% in the second three months of fiscal 1998 from 15% for the same period in fiscal 1997 due primarily to increased travel and other expenses related to the integration of the MSE Corporation operations. Total costs and expenses increased to $16.57 million for the three months ended March 31, 1998 from $7.33 million for the three months ended March 31, 1997. As a percentage of sales, total costs and expenses declined to 83% in the second three months of fiscal 1998 from 86% for the same period in fiscal 1997. The overall decrease in costs and expenses as a percentage of sales is attributable to volume related efficiencies.



The Company acquired a subcontractor based in India subsequent to March 31, 1998. Subcontractor costs related to the acquired vendor were approximately 7% of subcontractor costs (less than 1% of sales) for the three months ended March 31, 1998. In the future, operating expenses of this newly acquired production facility will be included in the usual expense categories, not in subcontractor costs.



OTHER INCOME (EXPENSE). Interest expense increased 253% to $448,000 for the three months ended March 31, 1998 from $127,000 for the three months ended March 31, 1997. This increase was primarily due to the increased term debt incurred in connection with the acquisition of MSE Corporation in July 1997 as well as increased utilization of the Company's lines of credit.



NET EARNINGS. Due to the factors discussed above, net earnings increased 166% to $1.80 million for the three months ended March 31, 1998 from $677,000 for the three months ended March 31, 1997.



Six Months Ended March 31, 1998 and 1997



SALES. The Company's sales increased 131% to $37.35 million for the six months ended March 31, 1998 from $16.16 million for the six months ended March 31, 1997. Sixty-five percent of this increase was due to the acquisition of MSE Corporation in July 1997 with the balance of the increase attributed to internal growth at an annual rate of 25%.



COSTS AND EXPENSES. Salaries, wages and related benefits increased to $18.40 million for the six months of fiscal 1998 from $7.59 million for the same period of fiscal 1997. As a percentage of sales, salaries, wages and related benefits increased to 49% in the six months of fiscal 1998 from 47% in the six months of fiscal 1997 because a greater proportion of production costs were incurred as salaries and wages in 1998. Subcontractor costs increased in absolute dollars to $4.34 million for the six months of fiscal 1998 from $3.03 million for the same period of fiscal 1997, but decreased as a percentage of sales to 12% in 1998 from 19% in 1997. This decline as a percentage of sales was due to a reduced need for third party subcontractors due in part to the ability of the Company after the acquisition of MSE Corporation to perform more tasks internally. Other general and administrative costs increased to $6.60 million for the six months of fiscal 1998 from $2.6 million for 1998. As a percentage of sales, other general and administrative expenses increased to 18% in the six months of fiscal 1998 from 16% for the same period in fiscal 1997 due primarily to increased travel and other expenses related to the integration of the MSE Corporation operations. Total costs and expenses increased to $30.96 million for the six months ended March 31, 1998 from $13.87 million for the six months ended March 31, 1997. As a percentage of sales, total costs and expenses declined to 83% in the six months of fiscal 1998 from 86% for the same period in fiscal 1997. The overall decrease in costs and expenses as a percentage of sales is attributable to volume related efficiencies.

The Company acquired a subcontractor based in India subsequent to March 31, 1998. Subcontractor costs related to the acquired vendor were approximately 7% of subcontractor costs (less than 1% of sales) for the six months ended March 31, 1998. In the future, operating expenses of this newly acquired production facility will be included in the usual expense categories, not in subcontractor costs.



OTHER INCOME (EXPENSE). Interest expense increased 240% to $884,000 for the six months ended March 31, 1998 from $260,000 for the six months ended March 31, 1997. This increase was primarily due to the increased term debt incurred in connection with the acquisition of MSE Corporation in July 1997 as well as increased utilization of the Company's lines of credit.



NET EARNINGS. Due to the factors discussed above, net earnings increased 168% to $3.36 million for the six months ended March 31, 1998 from $1.26 million for the six months ended March 31, 1997.



BACKLOG. Backlog represents revenue not yet earned on contracts awarded to the Company; backlog increases when new contracts are awarded and decreases as revenue is earned. At March 31, 1998 the Company had signed contracts, including several large contracts for which revenue will be recognized over one to four years, representing potential revenue totaling approximately $99 million. Contracts for larger projects generally increase the Company's risk due to inflation as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there can be no assurance that the Company will receive all of the revenue anticipated under signed contracts.



LIQUIDITY AND CAPITAL RESOURCES



At March 31, 1998 the Company's principal sources of liquidity consisted of approximately $1.04 million in cash and lines of credit with a bank with a combined $7.35 million limit. At March 31, 1998, the Company's outstanding balance on its lines of credit was $5.99 million. The Company has received a commitment from its bank to increase the limit on the working capital line of credit to $11.0 million. See note 2 to the financial statements.



Operating cash flows is a function of the timing of performance under contracts, billings and receipt of payment. The change in operating cash flows is primarily attributable to normal fluctuations in three categories of the investment in contract-related current accounts: accounts receivable, revenues in excess of billings and billings in excess of revenues. Under the percentage of completion method of accounting, accounts receivable are created when an amount becomes due from a customer, which typically occurs when an event specified in the contract (such as delivery of data) triggers a billing. Revenues in excess of billings occur when the Company has performed under a contract even though a billing event has not been triggered. Billings in excess of revenues occur when the Company receives an advance or deposit against work yet to be performed. These three components of the investment in contract related current accounts typically shift from time to time during the course of performance of a particular contract, and, when taken in the aggregate with all other contracts, create normal fluctuations in the Company's investment in contract-related current accounts.



Net cash used by the Company's operating activities was $3.91 million for the six months of fiscal 1998 compared to net cash provided from operating activities of $2.12 million for the same period in fiscal 1997. The change in operating cash flows is primarily attributable to normal fluctuations in the investment in contract related current accounts, principally accounts receivable, revenues in excess of billings and billings in excess of revenues. At March 31, 1998, the investment in contract related current accounts was equivalent to 189 days sales outstanding, up from 170 days at September 30, 1997 and 184 days at December 31, 1997. Management believes this level of investment is consistent with its expectation of from 150 to 200 days sales outstanding.



The Company expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short-term borrowings on a bank line of credit. Routine capital expenditures will usually be financed with a combination of term debt and capital leases. The Company has received a commitment from its bank for a $3.0 million line of credit for capital expenditures. See note 2 to the financial statements.



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

Three matters were voted upon at the Annual Meeting of Shareholders on February 10, 1998:

(a) All nominees for director listed in the Company's proxy statement were elected; there was no solicitation in opposition to management's nominees. The following directors were re-elected to serve for one year or until the next election of directors:

                                               For                   Withhold

         Willem H. J. Andersen              5,112,723                 19,160
         Sidney V. Corder                   5,113,423                 18,460
         Robert H. Keeley                   5,113,023                 18,860
         Richard P. MacLeod                 5,113,223                 18,660
         Sol C. Miller                      5,113,378                 18,505
         James T. Rothe                     5,113,223                 18,660
         John A. Thorpe                     5,113,423                 18,460


(b) The proposal to ratify the Analytical Surveys, Inc. 1997 Stock Option Plan was passed:

           For                                   2,872,852
           Against                                 795,263
           Abstain                                  33,458
           Not voted                             1,430,310

(b) The proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending September 30, 1998 was passed:

           For                                   5,097,272
           Against                                  13,886
           Abstain                                  10,725
           Not voted                                10,000


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.      Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended March 31, 1998:

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Analytical Surveys, Inc.
                                             ------------------------
                                                   (Registrant)

                 Date: May 14, 1998         /s/  Sidney V. Corder
                                            ------------------------
                                            Sidney V, Corder, Chairman
                                            and Chief Executive Officer

                 Date: May 14, 1998         /s/  Scott C. Benger
                                            ------------------------
                                            Scott C. Benger, Secretary/Treasurer
                                            (principal financial officer and
                                             principal accounting officer)

                 Date: May 14, 1998          /s/  Brian J. Yates
                                             ------------------------
                                             Brian J. Yates, Controller