Form 10-Q
period 1998-06-30
ANALYTICAL SURVEYS INC
filed 1998-08-11
CIK 753048

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q

 X            Quarterly Report Pursuant to Section 13 or 15(d)
---                 of the Securities Exchange Act of 1934


                        For the quarterly period ended
                                JUNE 30, 1998

                                      or

             Transition Report Pursuant to Section 13 or 15(d)
---                 of the Securities Exchange Act of 1934

                        Commission File Number 0-13111

                           ANALYTICAL SURVEYS, INC.

      (Exact name of small business issuer as specified in its charter)


COLORADO                                                  84-0846389
(State of incorporation)                       (IRS Employer Identification No.)

941 NORTH MERIDIAN STREET
INDIANAPOLIS, INDIANA                                        46204
(Address of principal executive offices)                   (Zip Code)

(317) 634-1000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                                              Yes   X   No
                                                                   ---     ---

The number of shares of common stock outstanding as of July 31, 1998 was 6,721,749.

PART I    ITEM 1.

                           ANALYTICAL SURVEYS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                 (Unaudited)

                                                      September 30,    June 30,
                                                           1997          1998
                                                      -------------    --------
ASSETS
CURRENT ASSETS

   Cash                                                   $ 1,559      $ 1,571
   Accounts receivable, net of allowance for doubtful
     accounts of $164 and $179                              8,991       14,881
   Revenue in excess of billings                           21,613       37,608
   Deferred income taxes                                      136          330
   Prepaid expenses and other                                 545          911
   Prepaid income taxes                                      ---         1,470
                                                          -------      -------
     Total current assets                                  32,844       56,771
                                                          -------      -------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost:

   Equipment                                                7,983       12,109
   Furniture and fixtures                                   1,151        1,411
   Leasehold improvements                                     499          530
                                                          -------      -------
                                                            9,633       14,050
   Less accumulated depreciation and amortization          (5,483)      (6,708)
                                                          -------      -------
                                                            4,150        7,342

Deferred income taxes                                          41          140

Goodwill, net of accumulated amortization
  of $368 and $1,199                                       12,353       25,491

Other assets, net of accumulated
  amortization of $130 and $511                               758          374
                                                          -------      -------

TOTAL ASSETS                                              $50,146      $90,118
                                                          -------      -------
                                                          -------      -------

   See accompanying notes to financial statements.

                           ANALYTICAL SURVEYS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                 (Unaudited)

                                                      September 30,    June 30,
                                                           1997          1998
                                                      -------------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Lines of credit with banks (Note 2)                    $ 1,473      $    67
   Current portion of long-term debt                        3,051        4,714
   Billings in excess of revenue                              789        1,376
   Accounts payable and other accrued liabilities           3,693        6,986
   Accrued payroll and related benefits                     2,753        5,044
                                                          -------      -------
   Total current liabilities                               11,759       18,187

Line of credit with bank (note 2)                             ---        7,300
Long-term debt, less current portion                       14,145       22,502
Deferred compensation payable                                 411          295
                                                          -------      -------
Total liabilities                                          26,315       48,284
                                                          -------      -------
STOCKHOLDERS' EQUITY

   Preferred stock; no par value.  Authorized 2,500
     shares; none issued or outstanding                        --           --

   Common stock; no par value.  Authorized 100,000 shares;
     6,114 and 6,700 shares issued and outstanding
     at September 30, 1997 and June 30, 1998, respectively 15,269       28,030

   Retained earnings                                        8,562       13,804
                                                          -------      -------
Total stockholders' equity                                 23,831       41,834
                                                          -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $50,146     $ 90,118
                                                          -------      -------
                                                          -------      -------

   See accompanying notes to financial statements.

                           ANALYTICAL SURVEYS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                             Three months            Nine Months
                                                 Ended                  Ended
                                                June 30,               June 30,
                                           1997        1998        1997        1998
                                          ------     -------      -------    -------
SALES                                     $8,484     $22,752      $24,643    $60,105
                                          ------     -------      -------    -------
COSTS AND EXPENSES
   Salaries, wages and related benefits    3,983      10,553       11,524     28,958
   Subcontractor costs                     1,391       3,750        4,419      8,096
   Other general and administrative        1,382       3,931        4,029     10,531
   Depreciation and amortization             320         905          973      2,513
                                          ------     -------      -------    -------
                                           7,076      19,139       20,945     50,098
                                          ------     -------      -------    -------
EARNINGS FROM OPERATIONS                   1,408       3,613        3,698     10,007
                                          ------     -------      -------    -------
OTHER (INCOME) EXPENSE
   Interest expense, net                     123         541          382      1,425
   Other                                      (7)        (84)          (8)      (115)
                                          ------     -------      -------    -------
                                             116        457           374      1,310
                                          ------     -------      -------    -------

EARNINGS BEFORE INCOME TAXES               1,292       3,156        3,324      8,697

INCOME TAX EXPENSE                           490       1,271        1,267      3,455
                                          ------     -------      -------    -------

NET EARNINGS                              $  802     $ 1,885      $ 2,057    $ 5,242
                                          ------     -------      -------    -------
                                          ------     -------      -------    -------
EARNINGS PER COMMON SHARE
   Basic                                   $0.16       $0.30       $ 0.41      $0.84
                                          ------     -------      -------    -------
                                          ------     -------      -------    -------
   Diluted                                 $0.15       $0.28        $0.39      $0.78
                                          ------     -------      -------    -------
                                          ------     -------      -------    -------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
   Basic                                   5,090       6,345        4,978      6,224
                                          ------     -------      -------    -------
                                          ------     -------      -------    -------
   Diluted                                 5,409       6,819        5,260      6,720
                                          ------     -------      -------    -------
                                          ------     -------      -------    -------

   See accompanying notes to financial statements and common stock equivalent.

                           ANALYTICAL SURVEYS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                       Nine months  Nine months
                                                          Ended        Ended
                                                         June 30,     June 30,
                                                           1997         1998
                                                       -----------  -----------
CASH FLOWS PROVIDED (USED)
   BY OPERATING ACTIVITIES                                 $2,680     $ (5,994)
                                                           ------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                            157           21
   Purchase of equipment and leasehold improvements          (709)      (2,668)
   Payments for net assets acquired in business
     combinations                                           -----       (8,304)
                                                           ------     --------
   Net cash used in investing activities                     (552)     (10,951)
                                                           ------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under lines of credit with
     banks                                                   (500)       5,347
   Proceeds from issuance of long-term debt                   214       11,501
   Principal payments of long-term debt                      (948)      (1,481)

   Proceeds from issuance of common stock                     486        1,590
                                                           ------     --------
   Net cash provided (used)
     by financing activities                                 (748)      16,957
                                                           ------     --------

Net increase in cash                                        1,380           12
Cash at beginning of period                                 1,022        1,559
                                                           ------     --------
Cash at end of period                                      $2,402      $ 1,571
                                                           ------     --------
                                                           ------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid for interest                                  $  386     $  1,278
                                                           ------     --------
                                                           ------     --------

   Cash paid for income taxes                              $  738     $  2,197
                                                           ------     --------
                                                           ------     --------

   Common stock issued for net assets acquired
   in business combinations                                $    0     $  8,270
                                                           ------     --------
                                                           ------     --------

   See accompanying notes to financial statements.

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim condensed consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 1997. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. (See Note 3 regarding recent acquisitions). All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by independent auditors. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., at June 30, 1998 and its results of operations for the three and nine months ended June 30, 1998 and 1997, and its cash flows for the nine months ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature.

     The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the restatement of all prior-period earnings per share ("EPS") data. SFAS 128 replaces the presentation of primary EPS, with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company's diluted EPS for prior periods is the same as the primary EPS previously reported while the Company's basic EPS will be greater than the primary EPS previously reported.


2.   NOTES PAYABLE TO BANK

     On June 3, 1998, the Company replaced its existing lines of credit with a three-year $11,000,000 secured line of credit and a $10,000,000 line of credit for acquisitions (which is due in quarterly installments over a five-year period), and the Company refinanced $16,000,000 of term debt. Borrowings under the new credit facilities bear interest at either LIBOR plus 1.25% to 2.25% or the prime rate.

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998

3.   ACQUISITIONS

     In June 1998, the Company, through its wholly owned subsidiary, Surveys Holdings, Inc. acquired all of the issued and outstanding common stock of Cartotech, Inc. for cash of $8,059,000 and 354,167 shares of restricted common stock valued at $8,269,799 for total consideration of $16,328,799.

     In May 1998, the Company acquired all of the issued and outstanding common stock of Interra Technologies (India) Private Limited for cash of $437,701. Interra had previously been an exclusive subcontractor to Analytical Surveys, Inc.

Current assets                                    $ 3,600,702
Equipment                                           1,950,146
Other assets, including Goodwill                   13,806,988
Current liabilities                                (2,591,336)
Non current liabilities                                 -----
                                                  -----------
                                                  $16,766,500
                                                  -----------
                                                  -----------

4.   STOCK OPTIONS

     The following table summarizes stock option transactions under the Company's four non-qualified stock option plans (in thousands except per share amounts):

                                                          Average
                                         Shares under   Option Price
                                            option        per share
                                         ------------   ------------

Outstanding at September 30, 1997            1,288         $ 9.23
  Granted                                      728          39.19
  Exercised                                   (232)          6.88
  Cancelled                                     (1)         10.01
                                             -----
  Outstanding June 30, 1998                  1,783          21.78
                                             -----
                                             -----

  Options Exercisable at June 30, 1998:        730
                                             -----
                                             -----

  Available for Grant at June 30, 1998          82
                                             -----
                                             -----

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998

PART I    ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1997. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS QUARTERLY REPORT, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS QUARTERLY REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO COMPETITION, FUTURE ACQUISITIONS, MANAGEMENT OF GROWTH, INTERNATIONAL SALES, THE COMPANY'S STRATEGY, FUTURE SALES, FUTURE EXPENSES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS QUARTERLY REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1997, AND OTHER FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     ASI, a leading provider of data conversion and digital mapping services to users of customized geographic information systems, was founded in 1981 by its current Chief Technical Officer, John A. Thorpe. From 1981 to 1990, the Company experienced steady growth in revenues with periodic fluctuations in financial results. After the hiring of the Company's current Chief Executive Officer and Chief Financial Officer in 1990, the Company implemented a controlled growth strategy, including improving and standardizing operating controls and procedures, investing in infrastructure, upgrading the Company's proprietary software and establishing capital sources.

     In 1995, the Company embarked on a more aggressive growth strategy, including consolidation of the fragmented GIS services industry. The Company acquired substantially all of the assets of Wisconsin-based Intelligraphics, Inc. ("Intelligraphics") in December 1995 for $3.5 million in cash and 345,000 shares of restricted Common Stock valued at $891,000. Intelligraphics, with over 200 employees, significantly expanded the Company's capacity to perform large projects, added utility industry expertise, and established ASI's presence in the midwestern United States. The acquisition contributed over 25 new customers and $12.3 million in "backlog," which represents the amount of revenue that has not been recognized on signed contracts.

     In July 1996, the Company expanded its services to state and local governments by acquiring substantially all of the assets of Westinghouse Landmark GIS, Inc. ("ASI Landmark") for $2.0 million in cash. Based in North

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998


Carolina, ASI Landmark's primary business is land base and cadastral mapping. Prior to this acquisition, ASI had utilized subcontractors for certain of these services. ASI Landmark also provided the Company with additional capacity for photogrammetry, and a presence in the eastern and southeastern United States. The acquisition contributed approximately 20 new customers, $9.1 million in backlog and 105 employees to the Company.

     The Company acquired MSE Corporation ("MSE") in July 1997 for $12.5 million in cash and 925,000 shares of restricted Common Stock valued at $7.3 million. The acquisition of Indiana-based MSE gave the Company greater capacity to serve the utility market and further enhanced ASI's presence in the midwestern United States. In addition, the acquisition of MSE contributed over 200 customers and $43.0 million of backlog to the Company. Over 325 employees joined the ASI workforce as a result of the MSE acquisition, including the Company's current Chief Operations Officer and Chief Administrative Officer.

     The Company acquired Texas-based Cartotech, Inc. ("Cartotech") in June 1998 for approximately $7.7 million in cash, net of cash acquired, and 354,167 shares of restricted Common Stock valued at approximately $8.3 million, plus acquisition costs of $359,000. The Cartotech acquisition extended ASI's presence in the utility market, enhanced the Company's field inventory operations and provided the Company with a strong presence in the southwestern United States. The Cartotech acquisition contributed over 50 new customers and 270 employees to the Company. One of Cartotech's customers, FirstEnergy Corp. (formerly known as Ohio Edison), accounted for approximately 46.0% of Cartotech's revenues in calendar 1997.

     In conjunction with the above acquisitions, the Company has recorded goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired in business combinations. As of June 30, 1998, goodwill, net of accumulated amortization, was $25.5 million. The Company will amortize the value of the intangible assets acquired in its recent business acquisitions over a period of 15 years, representing the expected period of benefit from the acquisitions. The Company believes this amortization period to be appropriate based on the historical and forecasted operating results of the acquired businesses.

     The Company recognizes revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined. At each accounting period and for each of the Company's contracts, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs. This percentage is then multiplied by the contract's total value to calculate the sales revenue to be recognized.

     Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. As a result, the Company experiences yearly and quarterly fluctuations in production costs, in salaries, wages and related benefits and in subcontractor costs. These costs may vary as a percentage of sales from period to period. Since 1995 the Company has relied less on subcontractors and more on employees. The Company anticipates that, as a percentage of sales, salaries, wages and related benefits will continue to increase, with a corresponding decrease in subcontractor costs, due, in part, to the Company's May 1998 purchase of Interra Technologies, an India-based company that had been a provider of subcontractor services to the Company. The following table illustrates the relationship of salaries, wages and related benefits and subcontractor costs:

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998

                                                                    Nine Months Ended
                                          Year Ended September 30,      June 30,
                                          ------------------------  -----------------
                                           1995     1996     1997     1997     1998
PERCENTAGE OF SALES:

   Salaries, wages and related benefits    38.8%    46.3%    48.5%    46.8%    48.2%

   Subcontractor costs . . . . . . . . .   23.9%    17.2%    14.5%    17.9%    13.5%
                                           -----    -----    -----    -----    -----

   Total . . . . . . . . . . . . . . . .   62.7%    63.5%    63.0%    64.7%    61.7%
                                           -----    -----    -----    -----    -----
                                           -----    -----    -----    -----    -----

     The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1995 through the nine-month period ending June 30, 1998, the Company has recognized aggregate losses on contracts of approximately $913,000. Over the same period, the Company recognized sales of $137.2 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

     Backlog increases when new contracts are signed and decreases as revenue is recognized. As of June 30, 1998, backlog was $113.6 million. Recently, the number of large projects awarded to the Company has increased. Contracts for larger projects generally increase the Company's risk due to inflation as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there is no assurance that the Company will receive all of the revenue anticipated under signed contracts.

     The Company engages in significant research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom-designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. The Company, through its Advanced Technology Division, also engages in research and development activities independently of the Company's work on particular customer projects. For fiscal 1997 and for the nine months ended June 30, 1998, the Company expended $275,000 and $190,000, respectively, on such independent research and development activities.

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

                                                    Three months ended     Nine months ended
                                                         June 30               June 30
                                                     1997        1998      1997       1998
                                                     ----        ----      ----       ----

PERCENTAGE OF SALES:

Sales. . . . . . . . . . . . . . . . . . . . . . .   100.0%      100.0%     100.0%     100.0%

Costs and expenses
   Salaries, wages and related benefits. . . . . .    46.9        46.4       46.8       48.2

   Subcontractor costs . . . . . . . . . . . . . .    16.4        16.4       17.9       13.5

   Other general and administrative. . . . . . . .    16.2        17.3       16.4       17.5

   Depreciation and amortization . . . . . . . . .     3.8         4.0        3.9        4.2
                                                     -----       -----      -----      -----

Earnings from operations . . . . . . . . . . . . .    16.7        15.9       15.0       16.6

Other expense, net . . . . . . . . . . . . . . . .     1.4         2.0        1.5        2.2
                                                     -----       -----      -----      -----

Earnings before income taxes . . . . . . . . . . .    15.3        13.9       13.5       14.4

Income tax expense . . . . . . . . . . . . . . . .     5.8         5.6        5.1        5.7
                                                     -----       -----      -----      -----

Net earnings . . . . . . . . . . . . . . . . . . .     9.5%        8.3%       8.4%       8.7%
                                                     -----       -----      -----      -----
                                                     -----       -----      -----      -----

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998


THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     SALES. The Company's sales consist of revenue recognized for services performed. Sales increased $14.3 million or 168.2% to $22.8 million for the three months ended June 30, 1998 from $8.5 million for the three months ended June 30, 1997. This increase was due to an increase in the number and size of customer contracts with the Company (including MSE) as well as the impact of the acquisition of MSE in July 1997. Prior to its acquisition by the Company, MSE's sales for the three months ended June 30, 1997 were $6.9 million.

     SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits include employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits increased 165.0% to $10.6 million for the three months ended June 30, 1998 from $4.0 million for the three months ended June 30, 1997. This increase was primarily due to the addition of over 325 employees as a result of the MSE acquisition in July 1997, as well as the hiring of additional employees to support the Company's increased business. As a percentage of sales, salaries, wages and related benefits decreased to 46.4% for the three months ended June 30, 1998 from 46.9% for the three months ended June 30, 1997. This decrease was primarily attributable to normal fluctuations in the mix of contracts worked. The Company anticipates that, as a percentage of sales, salaries, wages and related benefits will increase, with a corresponding decrease in subcontractor costs, due, in part, to the Company's May 1998 purchase of Interra Technologies, an India-based company that had been a provider of subcontractor services to the Company.

     SUBCONTRACTOR COSTS. Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 169.6% to $3.8 million for the three months ended June 30, 1998 from $1.4 million for the three months ended June 30, 1997. As a percentage of sales, however, sub contractor costs remained constant at 16.4% for both the three months ended June 30, 1998 and the three months ended June 30, 1997.

     OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased 184.4% to $3.9 million for the three months ended June 30, 1998 from $1.4 million for the three months ended June 30, 1997, primarily due to greater supplies expense, increased travel, and employee recruiting and relocation expenses related to the integration of MSE. As a percentage of sales, other general and administrative costs increased to 17.3% for the three months ended June 30, 1997 from 16.2% for the three months ended June 30, 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For the three months ended June 30, 1998, depreciation and amortization increased 182.8% to $905,000 from $320,000 for the three months ended June 30, 1997. This increase was primarily attributable to the increased goodwill recorded as a result of the MSE acquisition. As a percentage of sales, depreciation and amortization increased slightly to 4.0% for the three months ended June 30, 1998 from 3.8% for the three months ended June 30, 1997. The Company expects amortization expense to increase substantially as a result of the Cartotech acquisition.

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998


     OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 341.0% to $541,000 for the three months ended June 30, 1998 from $123,000 for the three months ended June 30, 1997. This increase was primarily due to increased term debt incurred in connection with the acquisition of MSE in July 1997 and increased utilization of the Company's lines of credit for working capital.

     INCOME TAX EXPENSE. Income tax expense was $1.3 million for the three months ended June 30, 1998 compared to $490,000 for the three months ended June 30, 1997. The Company's effective income tax rate for the three months ended June 30, 1998 was 40.3%, an increase from 37.9% for the three months ended June 30, 1997, due to the change in the mix of state tax rates as a result of the MSE acquisition.

     NET EARNINGS. Due to the factors discussed above, net earnings increased 135% to $1.9 million for the three months ended June 30, 1998 from $802,000 for the three months ended June 30, 1997.


NINE MONTHS ENDED JUNE 30, 1998 AND 1997

     SALES. Sales increased $35.5 million or 143.9% to $60.1 million for the nine months ended June 30, 1998 from $24.6 million for the nine months ended June 30, 1997. This increase was due to an increase in the number and size of customer contracts with the Company (including MSE) as well as the impact of the acquisition of MSE in July 1997. Prior to its acquisition by the Company, MSE's sales for the nine months ended June 30, 1997 were $20.7 million.

     SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits increased 151.3% to $29.0 million for the nine months ended June 30, 1998 from $11.5 million for the nine months ended June 30, 1997. This increase was primarily due to the addition of over 325 employees as a result of the MSE acquisition in July 1997, as well as the hiring of additional employees to support the Company's increased business. As a percentage of sales, salaries, wages and related benefits increased to 48.2% for the nine months ended June 30, 1998 from 46.8% for the nine months ended June 30, 1997. This increase, and the corresponding decrease in subcontractor costs, was primarily attributable to the Company's increased capability to perform more tasks internally as well as a decrease in the number of projects which required subcontractor services.

     SUBCONTRACTOR COSTS. Subcontractor costs increased 83.2% to $8.1 million for the nine months ended June 30, 1998 from $4.4 million for the nine months ended June 30, 1997, but decreased as a percentage of sales to 13.5% for the nine months ended June 30, 1998 from 17.9% for the nine months ended June 30, 1997.

     OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs increased 161.4% to $10.5 million for the nine months ended June 30, 1998 from $4.0 million for the nine months ended June 30, 1997, primarily due to greater supplies expenses, increased travel, and employee recruiting and relocation expenses related to the integration of MSE. As a percentage of sales, other general and administrative costs increased to 17.5% for the nine months ended June 30, 1997 from 16.4% for the nine months ended June 30, 1997.

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998


     DEPRECIATION AND AMORTIZATION. For the nine months ended June 30, 1998, depreciation and amortization increased 158.3% to $2.5 million from $973,000 for the nine months ended June 30, 1997. This increase was primarily attributable to the increased goodwill recorded as a result of the MSE acquisition. As a percentage of sales, depreciation and amortization increased slightly to 4.2% for the nine months ended June 30, 1998 from 3.9% for the nine months ended June 30, 1997.

     OTHER EXPENSE, NET. Net interest expense increased 272.4% to $1.4 million for the nine months ended June 30, 1998 from $382,000 for the nine months ended June 30, 1997. This increase was primarily due to increased term debt incurred in connection with the acquisition of MSE in July 1997 and increased utilization of the Company's lines of credit for working capital.

     INCOME TAX EXPENSE. Income tax expense was $3.5 million for the nine months ended June 30, 1998 compared to $1.3 million for the nine months ended June 30, 1997. The Company's effective income tax rate for the nine months ended June 30, 1998 was 39.7%, an increase from 38.1% for the nine months ended June 30, 1997, due to the change in the mix of state tax rates as a result of the MSE acquisition.

     NET EARNINGS. Due to the factors discussed above, net earnings increased 154.8% to $5.2 million for the nine months ended June 30, 1998 from $2.1 million for the nine months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. On June 3, 1998, the Company replaced its existing lines of credit with a three-year, $11.0 million secured working capital line of credit and a $10.0 million line of credit for acquisitions (which is due in quarterly installments over a five-year period), and the Company refinanced $16.0 million of term debt. Borrowings under the new credit facilities bear interest at a rate per annum equal to, at the Company's option, (i) the agent bank's prime rate or (ii) an adjusted London Interbank Offering Rate (LIBOR) plus a margin ranging from 1.25% to 2.25%. The agent bank's prime rate was 8.25% on June 3, 1998. The Company borrowed approximately $8.9 million under the new acquisition line of credit to fund the cash portion of the acquisition of Cartotech, related transaction costs, retire existing Cartotech loans, and to provide working capital. As of June 30, 1998, the Company's outstanding balances on its working capital lines of credit were $7.4 million.

     On June 26, 1998, the Company filed a registration statement with the United States Securities and Exchange Commission for an offering of 2,250,000 shares of common stock, 1,750,000 of which will be sold by the Company and the remaining 500,000 shares of which will be sold by existing shareholders. The underwriters may exercise over allotment rights and increase the total offering to 2,587,500 shares, of which 2,012,500 shares would be issued by the Company and 575,000 shares would be sold by existing shareholders. If the offering is successfully completed, the Company expects to use a portion of the net proceeds of the offering to repay substantially all of the outstanding term debt and line of credit loans.

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998


     The Company's cash flow is significantly affected by three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an "account receivable" is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. "Revenues in excess of billings" occur when the Company has performed under a contract even though a billing event has not been triggered. "Billings in excess of revenues" occur when the Company receives an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by ASI in its business, affect the Company's cash flow as projects are signed, performed, billed and collected.

     Approximately $6.0 million in cash was used in operating activities for the first nine months of fiscal 1998, compared to $2.7 million in cash generated for the first nine months of fiscal 1997. The change in operating cash flows is primarily attributable to normal fluctuations in the investment in contract-related accounts. At June 30, 1998, the working capital in contract-related accounts, excluding the newly acquired Cartotech balances, was equivalent to 195 days sales outstanding, up from 189 days at March 31, 1998. The Company believes that this level of investment is consistent with its normal operating range of days sales outstanding.

     For the nine months ended June 30, 1998, $11.0 million was used in investing activities compared to $552,000 for the nine months ended June 30, 1997. Such investing activities principally consisted of payments for net assets acquired in business combinations and purchases of equipment and leasehold improvements.

     For the nine months ended June 30, 1998, cash provided by financing activities was $17.0 million compared to $748,000 in cash used for the nine months ended June 30, 1997. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.

     The Company believes that funds available under its lines of credit and cash flow from operations are adequate to finance its operations for at least the next 18 months.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the restatement of all prior-period earnings per share ("EPS") data. SFAS 128 replaces the presentation of the primary EPS with a presentation of "basic EPS" and "diluted EPS." Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that then share in the earnings of the entity. Under SFAS 128, the Company's diluted EPS is the same as the income per share reported by the Company prior to the adoption of SFAS 128, while the Company's basic EPS is greater than the income per share as previously reported.

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998


     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for fiscal years beginning after December 15, 1997 (the Company's fiscal year beginning October 1, 1998). Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997 (the Company's fiscal year beginning October 1, 1998). Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.


YEAR 2000 ISSUES

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs that have been written using two digits, rather than four, to define the applicable year. The Company and the third parties with which it does business rely on numerous computer programs in their daily operations. The Company has assessed its internal exposure to this issue and is in the process of upgrading or replacing systems where necessary. The Company does not believe that the costs to upgrade or replace such systems will be material, and such costs will be expensed as incurred. The Company's customers specify database designs, including date fields, and the Company's delivery of data conforms to such specifications. Accordingly, the Company has not formally evaluated the Year 2000 issue as it relates to the computer systems used by its customers and potential customers.



PART II OTHER INFORMATION

Item 2. Legal Proceedings

     The Company is not a party to any material pending legal proceeding nor is its property the subject of a pending legal proceeding. The Company is involved in routine litigation from time to time, which is incidental to the business and the outcome of which is not expected to have a material effect on the Company.

Item 5.  Other Information

     Shareholder Proposals

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998


     Shareholder proposals intended to be considered at the 1999 Annual Meeting of Shareholders must be received by the Secretary of the Company not later than September 9, 1998. Such proposals may be included in the 1999 Proxy Statement if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Credit Agreement between the Company and
          Bank One, Colorado dated June 3, 1998

     10.2 Exhibit A-1 to Credit Agreement
          Promissory Note - Revolving Loan

     10.3 Exhibit A-2 to Credit Agreement
          Promissory Note - Term Loan

     10.4 Exhibit A-3 to Credit Agreement
          Promissory Note - Acquisition Loan

     10.5 Exhibit C to Credit Agreement
          Guaranty

     10.6 Exhibit D to Credit Agreement
          Pledge and Security Agreement

     10.7 Exhibit E to Credit Agreement
          Security Agreement and Assignment

     27.  Financial Data Schedule


(b)  Reports on Form 8-K

     The following report on Form 8-K was filed during the three months ended June 30, 1998:

          June 28, 1998 - Item 2 Acquisition on disposition of assets reporting the acquisitions of Cartotech, Inc.

                           ANALYTICAL SURVEYS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                JUNE 30, 1998


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ANALYTICAL SURVEYS, INC.
                                                                    (Registrant)



     Date:  August 4, 1998                                 /s/  Sidney V. Corder
                                                     ---------------------------
                                                      Sidney V, Corder, Chairman
                                                     and Chief Executive Officer



     Date:  August 4, 1998                                  /s/  Scott C. Benger
                                                     ---------------------------
                                                     Scott C. Benger, Secretary/
                                                  Treasurer (principal financial
                                                           officer and principal
                                                             accounting officer)



     Date:  August 4, 1998                                   /s/  Brian J. Yates
                                                     ---------------------------
                                                      Brian J. Yates, Controller