Form 10-K
period 1998-09-30
ANALYTICAL SURVEYS INC
filed 1998-12-24
CIK 753048

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

(Mark One)

/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO
                                                -----------    -----------

                          COMMISSION FILE NUMBER 0-13111

                           ANALYTICAL SURVEYS, INC.
            (Exact name of registrant as specified in its charter)

               Colorado                           84-0846389
     ------------------------------            -------------------
     State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization             Identification No.)

       941 Meridian Street, Indianapolis, IN              46204
     ------------------------------------------------------------
     (Address or principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (317) 634-1000
                                                  -------------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class           Name of each exchange on which registered

------------------------------     -----------------------------------------

         Securities registered pursuant to section 12(g) of the Act:
                               Common Stock
         ------------------------------------------------------------
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $139,433,000, based on the closing price of the Common Stock on December 15, 1998.

The number of shares outstanding of the registrant's Common Stock, as of December 15, 1998, was 6,772,054.

                         DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this
Report: the Registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

                                 TABLE OF CONTENTS

                                                                             Page
                                      PART I.

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4   Submission of Matters to a Vote of Security Holders. . . . . . . . .  14


                                      PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters . . . . . .  14

Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .  15

Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  17

Item 7A. Quantitative and Qualitative Disclosures . . . . . . . . . . . . . .  24

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . . . .  24

Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .  24


                                     PART III.

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's Proxy Statement for its 1999
Annual Meeting of Shareholders in accordance with General Instruction G(3) of
Form 10-K.


                                      PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . .  43


                                      PART I.

ITEM 1.   BUSINESS.

OVERVIEW

     Analytical Surveys, Inc. ("ASI" or the "Company") is a leading provider of customized data conversion and digital mapping services for the geographic information systems market. A geographic information system ("GIS") is a high-resolution, large-scale, richly detailed "intelligent map" that allows users to input, update, query, analyze and display detailed information about a geographic area. Geographic information systems are widely used by utilities, state and local governments, federal agencies and commercial businesses to manage massive infrastructures effectively, to improve operating efficiencies and to analyze future demand for facilities. The Company primarily targets utilities and state and local governments, and its current customers include but are not limited to the New York City Department of the Environment, Florida Power & Light, Niagra Mohawk Power Company, Entergy, Michigan Consolidated Gas, U S WEST and FirstEnergy Corp.

     The Company believes that the market for geographic information systems is experiencing growth due to numerous factors, including: growing awareness of the benefits of GIS technology; significant reductions in computer hardware prices; increased capability and reliability of hardware and software; deregulation and consolidation in the utility industry; and increased demand for geographic information systems in growing communities. In addition, the Company believes that GIS users are increasingly outsourcing their data conversion and other GIS services projects to third-party providers such as ASI. The Company provides its customers with a single source for all data conversion services necessary in the production of a customized GIS.

     In 1995, ASI embarked on its current growth strategy, which includes consolidation of the fragmented GIS services industry. To date, the Company has completed four strategic acquisitions that have expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. The Company acquired Intelligraphics, Inc. ("Intelligraphics") located in Wisconsin in December 1995; Westinghouse Landmark GIS, Inc. ("ASI Landmark") located in North Carolina in July 1996, MSE Corporation ("MSE") located in Indiana in July 1997 and Cartotech, Inc. ("Cartotech") located in Texas in June 1998.

     Through internal growth and acquisitions, the Company has increased its sales from $9.1 million for fiscal 1993 to $88.2 million for fiscal 1998, an annual compound average growth rate of 57.5%. In addition, the Company's net income has increased from $485,000 to $7.2 million over the same period, an annual compound average growth rate of 71.5%. As of September 30, 1998, ASI's backlog, which represents the amount of revenue that has not been recognized on signed contracts, was $99.0 million, up from $9.1 million at September 30, 1993.

INDUSTRY BACKGROUND

     Large organizations, such as utility companies, local governments, federal agencies and businesses, often need tools with which they can monitor complex networks of assets and infrastructure, forecast trends, analyze present and future demands on facilities and manage daily operations. Central to many of these processes are the availability and integration of accurate geo-referenced information.

     Historically, geo-referenced information, such as the location of utility facilities and infrastructure, tax data, property assessments and zoning restrictions, has been available only in paper-based form, such as maps, aerial photographs and property records, or in tabular databases. Geo-referenced information in these forms is difficult to integrate into useful information systems and offers few opportunities to leverage information into additional uses in a timely and effective manner. The advent of more powerful, reliable and less expensive computer hardware and software, greater standardization of operating systems such as Windows NT, and more cost-effective means of delivering a GIS, such as CD-ROM or electronic distributions via the Internet, have made geographic information systems an affordable and widely utilized tool in many organizations. As a result, more organizations are implementing geographic information systems in order to manage previously overwhelming amounts of information and are expanding both the access to and applications for geographic information systems.

GEOGRAPHIC INFORMATION SYSTEMS

     A geographic information system is a high-resolution, large-scale (E.G., one inch = 100 feet), richly detailed "intelligent map" that allows users to input, update, query, analyze and display information about a geographic area. A GIS integrates database operations, such as query and statistical analyses, with the unique visualization and geographic analyses offered by paper maps. The capabilities of a GIS make it a valuable tool for a wide range of organizations for complex analysis and planning.

     A GIS is produced by converting high-resolution aerial photography or paper maps into a digital form to create a digital base map. Once a digital base map has been created, additional geo-referenced data (E.G., water and sewer lines, power lines and property boundaries) are converted into digital form and added as additional layers of information onto the base map. The map can then be linked to existing or newly created tabular databases, such as property records and billing and usage history. The resulting GIS is used to perform the specific analyses and functions required by users. New or changed data can then be added easily, allowing users to maintain records that are more accurate, detailed and current than paper maps, and can be accessed simultaneously by multiple users within an organization.

USERS OF GEOGRAPHIC INFORMATION SYSTEMS

     Geographic information systems are most widely used by utilities, state and local governments, federal agencies and commercial businesses to manage massive infrastructures more effectively, to improve operating efficiencies and to analyze future demand for facilities. Typical customers and applications for geographic information systems are illustrated below.


CUSTOMER TYPE                         SAMPLE USES

Gas and electric utilities and        dispatch service crews
telephone companies                   monitor capital equipment replacement
                                      and maintenance
                                      evaluate and select rights-of-way
                                      corridors
                                      analyze environmental impacts

State and local governments           dispatch emergency vehicles
                                      analyze crime or traffic patterns
                                      determine tax assessments
                                      analyze future demand for roads or
                                      recreational facilities

Federal agencies                      manage forests
                                      track soil and water pollution levels
                                      create and maintain navigation systems
                                      analyze population statistics to determine voting districts

Commercial businesses                 manage natural resources
                                      design civil engineering projects
                                      develop aircraft terrain avoidance systems

THE GIS MARKET

     Frost & Sullivan, an industry research firm, estimates that the global
GIS market will grow from $4.5 billion in 1997 to $8.1 billion by 2002. Frost & Sullivan identifies five segments within the GIS market: software for personal computers; software for work stations; software for mainframes;
data; and services (which includes consulting, systems integration, database design, data collection and data conversion). The Company competes primarily in the data conversion and collection segments of the GIS services industry. Frost & Sullivan estimates that the GIS services market, which represents approximately 70% of the global GIS market, will grow from $3.2 billion in 1997 to $5.5 billion in 2002.

     The GIS services business is very competitive and highly fragmented. Participants in the industry include small regional firms, large independent firms, large companies with GIS services divisions, in-house operations and international low-cost providers of data conversion services. The Company believes that many of the businesses in the GIS services industry do not have adequate access to capital for expansion, lack the capacity to complete large, long-term projects and do not have the technical expertise or experience that customers increasingly require of their GIS services vendors. As a result, the Company believes that the industry is poised for consolidation.

FACTORS DRIVING MARKET GROWTH

     Several factors are driving the growth of the GIS services market:

          INCREASED AWARENESS OF THE BENEFITS OF GIS. As GIS technology is implemented and becomes an integral part of the planning and decision-making processes throughout organizations, such as utilities and governments, an increased awareness of the benefits of geographic information systems is driving greater demand.

          ADVANCES IN TECHNOLOGY. Significant reductions in computer hardware and software prices, as well as increased processing power and reliability of information systems, have made geographic information systems more technologically feasible and economically viable for organizations to implement and maintain. As a result, GIS technology is available for more users within organizations, thereby increasing access and applications for geographic information systems.

          DEREGULATION AND CONSOLIDATION IN THE UTILITY INDUSTRY. Increased competition in the utility industry, brought about by deregulation and consolidation, has fueled demand for geographic information systems as utilities seek the benefits of geographic information systems in order to market more effectively, increase operating efficiencies and manage larger infrastructures.

          NEEDS OF GROWING COMMUNITIES. Rapid population growth has increased the requirements of certain state and local governments for geographic information systems to assist in building and managing infrastructures, including resources such as roads, utilities and fire departments.

          TREND TOWARDS OUTSOURCING. The Company believes that GIS users are increasingly outsourcing their data conversion and collection projects, recognizing the numerous benefits of leveraging the expertise and capacity of third-party vendors. In addition, outsourcing allows customers to continue to focus on their core businesses and avoid the significant investments in personnel and infrastructure required to implement and maintain a GIS.

ANALYTICAL SURVEYS, INC.

     The Company serves as a single-source provider for all data conversion and collection services necessary to create a customized GIS. Through internal development and strategic acquisitions, the Company has developed significant resources and capacity to perform the wide range of data conversion and collection tasks necessary in the successful completion of large, complex projects for a wide range of industries. The Company has also developed and acquired industry-leading expertise and proprietary technology essential to accurately and timely satisfy the unique requirements of each GIS project. In addition, ASI's completion of four strategic acquisitions since 1995 has established it as one of the industry's leading consolidators.

STRATEGY

     The Company's objective is to maintain and enhance its leadership position in the data conversion and digital mapping industry. This objective is reflected in the Company's strategy:

          EXPAND BUSINESS IN EXISTING MARKETS. The Company believes that there is significant potential within its existing customer base for expanded services and products and intends to add to the breadth of services it offers to such customers. The Company also intends to capitalize on the increasing number of GIS users in its core markets of utilities and state and local governments by marketing to new customers in these markets and increasing capacity in order to meet the demands of an expanded customer base.

          CONSOLIDATE INDUSTRY EXPERTISE AND "BEST PRACTICES" THROUGH STRATEGIC ACQUISITIONS. In 1995, ASI embarked on a strategy to acquire companies with demonstrated records of performance, proven operating methods, solid management teams and complementary technologies and customer bases. To date, the Company has completed four strategic acquisitions that have expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. By retaining the core management teams at these acquired companies, the Company believes that it is able to take advantage of the "best practices" of each acquired company. The Company intends to continue consolidating the highly fragmented GIS services industry by targeting similar businesses for acquisition. See " Recent Acquisitions" and "Risk Factors Risks Associated with Acquisition Strategy."

          CONTINUE TO MAINTAIN AND DEVELOP TECHNOLOGICAL AND OPERATIONAL LEADERSHIP. The Company believes that its past success has been largely due to its technological expertise and operating procedures. The Company has developed and acquired proprietary software and procedures that automate portions of otherwise labor-intensive data conversion processes, enabling the Company to provide cost-effective and high-quality services on a timely basis. The Company intends to continue its efforts to develop new technology and to improve its existing technology and procedures, thereby enhancing its ability to expand into additional markets and further improve its production capacity and productivity. See " Research and Development."

          EXPAND INTO INTERNATIONAL MARKETS. In fiscal 1998, revenues from international sales represented approximately 8% of the Company's total revenues. The Company intends to increase its share of the international GIS services market by targeting international GIS users within its core markets. The Company believes that alliances with local businesses or individuals may be important to successful entry into certain international markets. The Company intends to continue to seek out such relationships and to continue to market directly to international GIS users. See " Sales and Marketing."

ASI SERVICES

DESIGN OF A GIS PROJECT

     Data conversion and collection services comprise an important part of the process of developing a geographic information system. The development of a GIS typically involves multiple vendors, each of whom may participate in one or more portions of the overall project. Such vendors, which include consultants, hardware and software vendors and data conversion and collection providers, are generally evaluated on the basis of experience, expertise, reputation, production capacity and price. The typical phases of a GIS project are: planning/bidding; contract award; data collection; data conversion; and maintenance and updating.

     A description of the tasks performed during each phase of a typical project is set forth below. These tasks, from planning/bidding through data conversion, generally take between one to four years to complete. Services provided by the Company are highlighted in italicized boldface type.

PROJECT PHASE           ACTIVITIES

Planning/Bidding        Select consultant, if desired
                        Conduct needs assessment
                        Determine scope and functions of GIS
                        Prepare technical specifications
                        Design database
                        Distribute requests for proposal

Contract Award          Select hardware and software vendors
                        Select data conversion vendor

Data Collection         CONVERT PAPER MAPS AND EXISTING COMPUTER
                          BASED INFORMATION TO GIS DIGITAL FORMAT
                        OBTAIN AERIAL PHOTOGRAPHS
                        CONDUCT FIELD INVENTORY
                        OBTAIN OTHER DATA   PAPER OR DIGITAL
                        VERIFY ACCURACY OF DATA

Data Conversion         CREATE DIGITAL LAND-BASE MAP
                        -DIGITAL ORTHOPHOTOGRAPHY
                        -PHOTOGRAMMETRIC MAPPING
                        -CADASTRAL MAPPING
                        CONVERT OTHER GEO-REFERENCED DATA INTO DIGITAL FORM
                          TO CREATE INFORMATION "LAYERS"

Maintenance             GATHER AND CONVERT UPDATED DATA
  and Updating

SPECIALIZED SERVICES OF ASI

     The Company offers a full range of services to create the digital base maps and databases of related geo-referenced information used in geographic information systems.

DIGITAL LAND BASE MAPS. ASI uses specialized computers and internally developed proprietary software to create digital land base maps from paper maps, aerial photographs, land surveys and legal descriptions. The base maps are created using one of three technologies, depending on the needs of the customer: photogrammetric mapping, digital orthophotography or cadastral mapping.

     PHOTOGRAMMETRIC MAPPING. Photogrammetric mapping produces a digital land base map using data that is extracted from aerial photographs. The process uses an analytical stereoplotter (a three-dimensional viewing and data recording device), specialized computer equipment and proprietary software and operating procedures to draw, with lines, a highly precise map of visible ground features. Photogrammetric mapping may include contour and elevation information.

     DIGITAL ORTHOPHOTOGRAPHY. Digital orthophotography is used to create richly detailed digital maps that have the appearance of, and are based on, aerial photographs. Aerial photographs are scanned into a computer, and the resulting image is corrected (orthorectified) to delete distortions in order to produce a highly precise map. Vector lines can be superimposed onto the map to enable users to determine the precise location of any particular feature or to measure distances from one feature to another. Digital orthophotographs also can be used as base maps for the layering of additional geo-referenced data.

     CADASTRAL MAPPING. Cadastral maps illustrate property lines and are prepared by digitizing existing paper maps or converting the legal property descriptions into map coordinates.

OTHER GEO-REFERENCED INFORMATION. Once the base map is produced, links to tabular databases are created, and other geo-referenced data, such as buildings, telephone poles and zoning restrictions, are collected, verified, converted into digital format and added to the base map to create a GIS. The Company provides an experienced field inventory staff to collect and verify information and uses computerized and manual techniques to verify and digitize data from paper sources. Once a GIS is completed, users can view the base map and any or all of the layers of data on a computer screen and can retrieve selected data concerning any desired location appearing on the screen or all data matching one or more variables.

RECENT ACQUISITIONS

     In 1995, the Company embarked on its current growth strategy, including consolidation of the fragmented GIS services industry. The Company acquired substantially all of the assets of Intelligraphics, based in Wisconsin, in December 1995. Intelligraphics, with over 200 employees, significantly expanded the Company's capacity to perform large projects, added utility industry expertise and established ASI's presence in the midwestern United States. The acquisition contributed over 25 new customers and $12.3 million in backlog to the Company.

     In July 1996, the Company expanded its services to state and local governments by acquiring substantially all of the assets of ASI Landmark. Based in North Carolina, ASI Landmark's primary business is land base and cadastral mapping. Prior to this acquisition, ASI had utilized outside subcontractors for certain of these services. ASI Landmark also provided the Company with additional capacity for photogrammetry and a presence in the eastern and southeastern United States. The acquisition contributed approximately 20 new customers, $9.1 million in backlog and 105 employees to the Company.

     The Company acquired MSE in July 1997. The acquisition of Indiana-based MSE gave the Company greater capacity to serve the utility market and further enhanced ASI's presence in the midwestern United States. In addition, the acquisition of MSE contributed over 200 new customers and $43.0 million of backlog to the Company.

Over 325 employees joined the ASI workforce as a result of the MSE acquisition, including the Company's current Chief Operations Officer and Chief Administrative Officer.

     The Company acquired Texas-based Cartotech in June 1998. The Cartotech acquisition extended ASI's presence in the utility market, enhanced the Company's field inventory operations and provided the Company with a strong presence in the southwestern United States. The Cartotech acquisition contributed over 50 new customers, 270 employees and backlog of $19.3 million to the Company. One of Cartotech's customers, FirstEnergy Corp. (formerly known as Ohio Edison), accounted for approximately 46.0% of Cartotech's revenues in 1997.

     With all of its acquisitions to date, the Company has retained the core management teams (except for former owners) and most employees in order to capitalize on their understanding of their respective markets and to provide continuity with existing customer relationships. As a result, the acquired businesses continue to operate somewhat independently while the Company has taken steps to assimilate the businesses on a gradual basis. The Company believes that this approach avoids disrupting existing customer relationships, promotes initiative and responsibility by such management and personnel and avoids the disruption that can accompany rapid assimilation. This approach also enables the Company to promote use of the "best practices" of the acquired businesses throughout the Company in such areas as bid preparation, production processes and utilization of proprietary software.

CUSTOMERS

     The Company derives its revenues primarily from two core markets, utilities and state and local governments, and also serves federal agencies and commercial businesses. From time to time, the revenues earned on a specific contract may exceed 10% of total Company revenues earned in a fiscal year. The only customer that accounted for more than 10% of the Company's revenues in fiscal 1996 was Southern New England Telephone, which accounted for approximately 10% of revenues in that year. No customer accounted for more than 10% of the Company's revenues in fiscal 1997 or fiscal 1998. See "Risk Factors Dependence on Certain Customer Markets."

     Set forth below are certain of ASI's current and recent past customers in these markets.

UTILITIES
---------
Electric Power
Boston Edison Company
Central Illinois Power
Consolidated Natural Gas
Duke Power
FirstEnergy Corp. (formerly Ohio Edison)
Florida Power & Light
Helix Water District
Illinois Power Company

Michigan Consolidated Gas
MidAmerican Energy Corporation
Mississippi Power
Niagara Mohawk
Southern California Gas
Southern New England Telephone
U S WEST
UtiliCorp United
Virginia Power

COMMERCIAL BUSINESSES
---------------------
Allied Signal

Jeppesson Sanderson

STATE AND LOCAL GOVERNMENTS
---------------------------
Baltimore County, MD
Cambridge, MA
Capital Area Planning Council, Austin, TX
Davidson County, NC
DeKalb County, GA
Gwinnett County, GA
Greenwich, CT
Johnson County, KS
Knoxville, TN
Montgomery County, MD
New York City Department of Environment, NY
Norfolk, VA
Summit County, OH

INTERNATIONAL
-------------
Centra Gas Company (Ontario, Canada)
China Light & Power (Hong Kong)
Mercury Energy (New Zealand)
SaskPower (Saskatchewan, Canada)
Union Gas Company (Ontario, Canada)
Yorkshire Electricity Board (United Kingdom)

Federal Agencies
----------------
National Imagery Mapping Agency
U.S. Army Corps of Engineers
U.S. Geological Survey

Sales and Marketing

     The Company markets its products and services in its domestic and international markets primarily through an internal sales force. The Company augments its direct sales efforts by maintaining memberships in professional and trade associations and by actively participating in industry conferences.

     A significant portion of the Company's sales is the result of referrals derived, either directly or indirectly, from consultants in the GIS industry. The Company believes that its continued success in the GIS services market is dependent, in part, on its ability to maintain current relationships and to cultivate additional relationships with other leading consultants.

     The Company believes that alliances with local businesses or individuals may be important to successful entry into certain international markets and intends to continue to seek out such relationships and to market directly to international customers. The Company's sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. Most contracts take from six to 48 months to complete. See "Risk Factors Dependence on Business Alliances."

SUBCONTRACTORS

     ASI employs certain selected subcontractors for tasks outside its expertise, such as aerial photography and ground survey. The Company also uses subcontractors when necessary to expand capacity, meet deadlines, reduce production costs, manage work load and encourage businesses owned by women and minorities. In May 1998, the Company acquired Interra Technologies, a 280-employee India-based company, for $438,000. Interra had been a provider of subcontractor services to the Company. See "Risk Factors Dependence on Subcontractors," and "Risk Factors Dependence on Offshore Operations" and "-Personnel."

RESEARCH AND DEVELOPMENT

     The Company believes that its past success has been largely due to its technological expertise and operating procedures. The Company has developed and acquired proprietary software and procedures that automate portions of otherwise labor-intensive data conversion processes, enabling the Company to provide cost-effective and high-quality services on a timely basis. The Company intends to continue its efforts to develop new technology and to improve its existing technology and procedures, thereby enhancing its ability to expand into additional markets and further improve its production capacity and productivity.

     The Company engages in several research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. Approximately 50 employees are substantially engaged in research and development efforts including three in its Advanced Technology Division. The Company expended $283,872, $274,905 and $255,928 in its Advanced Technology Division for the fiscal years ended September 30, 1996, 1997 and 1998 respectively. See "Risk Factors Reliance on Technology; Limited Protection of Proprietary Rights."

COMPETITION

     The GIS services business is competitive and highly fragmented. The Company's competitors include small regional firms, independent firms, large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services. Additionally, as the GIS services industry evolves, additional competitors with greater resources than the Company may enter the industry. Several large companies with substantial financial resources are in the process of launching satellites with imagery technology that provides much more detailed photographs than have been available with such technology in the past. Although current commercially available satellite imagery does not provide the degree of resolution required by most of the Company's customers, if such technology becomes commercially available, satellite companies may attempt to enter the GIS services business or could form strategic alliances with the Company's competitors, and thereby could pose a substantial competitive threat to the Company. In addition, other improvements in technology could provide competitors or customers with readily available tools to perform the services provided by the Company and lower the cost of entry into the GIS services industry.

          ASI seeks to compete on the basis of the quality of its products and the accuracy, responsiveness and efficiency with which it can provide services to customers. The Company uses its internally-developed proprietary production software as well as commercially available software to automate much of the otherwise labor-intensive GIS production process. The Company believes that its automated approach enables it to achieve more consistent quality and greater efficiencies than it could if it used more manually-intensive methods. The Company also believes that the retention of highly qualified managers and executive officers is critical to its ability to compete in the GIS data conversion industry. See "Risk Factors Competition" and "-Dependence on Key Personnel."

PERSONNEL

     As of September 30, 1998, ASI had approximately 1,735 employees, virtually all of whom are full-time. ASI does not have a collective bargaining agreement with any of its employees and generally considers relations with its employees to be good.

                                    RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION SET FORTH IN THIS FORM 10-K, THE ISSUES AND RISKS DESCRIBED BELOW SHOULD BE CONSIDERED CAREFULLY IN EVALUATING AN THE COMPANY'S OUTLOOK AND FUTURE.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY

     A major component of the Company's strategy is the acquisition of complementary GIS services businesses. The Company acquired Intelligraphics in December 1995; ASI Landmark in July 1996; MSE in July 1997; and Cartotech in June 1998. Acquisitions involve a number of special risks, including, but not limited to, potential adverse short-term effects on the Company's operating results, diversion of management's attention, the loss of key personnel, risks associated with the assimilation of the operations and personnel of the acquired companies, unanticipated business problems or legal liabilities and amortization of acquired intangible assets. In addition, when the Company acquires another business, it assumes the obligation to complete the acquired company's contracts that are in process. The Company's results of operations following any acquisition will depend, in part, on the ability of the Company to profitably complete such contracts, which could be adversely affected by the acquired company's underestimation of the cost or amount of work required to complete the project as well as additional costs necessary to correct problems associated with the acquired company's prior performance. There is no assurance that the Company will be able to integrate Cartotech or other acquired businesses into the Company without substantial costs, delays or other operational or functional difficulties, or to obtain the synergies expected from such acquisitions. Some or all of these risks could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will be able to identify and acquire additional strategic businesses, and, to the extent that consolidation becomes more prevalent in the GIS services industry, the prices for attractive acquisition candidates may reach unacceptably high levels. The inability of the Company to implement and manage its acquisition strategy successfully for the reasons set forth above or for other reasons would have an adverse effect on the Company. See " Risks Associated with Terms of Customer Contracts."

ABILITY TO MANAGE GROWTH

     The Company has grown substantially since 1996 and, in particular, since its acquisition of MSE in July 1997 and Cartotech in June 1998. An integral part of the Company's strategy is to continue its growth, primarily as a result of acquisitions and increased sales by the Company to new and existing clients. To the extent that the Company is able to continue to grow, its ability to manage any such growth will be critical to its success. The Company's growth will require the establishment of financial controls and accounting procedures at the acquired companies and the control of
acquisition-related overhead.   Such growth also will require the continued
enhancement of operational, financial and information systems and the attraction and retention of additional management and trained personnel. There can be no assurance that the Company will be able to manage expanded operations effectively, and its failure to do so would have a material adverse effect on the Company. See " Risks Associated with Acquisition Strategy."

COMPETITION

     The GIS services business is very competitive and highly fragmented. The Company's competitors include small regional firms, independent firms, large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services. Additionally, as the GIS services industry evolves, additional competitors with greater resources than the Company may enter the industry. Several large companies with substantial financial resources are in the process of launching satellites with imagery technology that provides much more detailed photographs than have been available with such technology in the past. Although current commercially available satellite imagery does not provide the degree of resolution required by most of the Company's customers, if such technology becomes commercially available, satellite companies may attempt to enter the GIS services business or could form strategic alliances with the Company's competitors, and thereby could pose a substantial competitive threat to the Company. In addition, other improvements in technology could provide competitors or customers with tools to perform the services provided by the Company and lower the cost of entry into the GIS services industry. A number of the Company's competitors or potential competitors have capabilities and resources greater than those of the Company. See " Dependence on Business Alliances."

RISKS ASSOCIATED WITH TERMS OF CUSTOMER CONTRACTS

     Virtually all of the Company's revenue is earned under long-term, fixed-price contracts. The Company's contractual obligations typically include several large projects that will extend over one to four years. The Company's ability to estimate its costs accurately when negotiating the overall price of a project is critical to ensuring the profitability of such project. The Company must also control the costs of performance under such fixed-price contracts. As the Company increases its marketing efforts to obtain larger projects, the needs to estimate costs accurately and to control costs of performance become more important. Schedule delays resulting from a customer's lack of available funding or schedule compressions required by customers may place additional strains on management to hire and train the personnel required for project completion. The Company's contracts with its customers are generally terminable by the customer on relatively short notice, and customers may request that the Company slow down or scale back the scope of a project in order to satisfy the customer's budget or cash flow requirements. In addition, the Company could experience material contract terminations or slowdowns. Long-term, fixed-price contracts for larger projects generally increase the Company's risk due to inflation.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; VOLATILITY OF STOCK PRICE

     The Company has experienced and expects to continue to experience quarterly variations in sales and operating income as a result of many factors, including the effects of acquisitions, timing of customers' budget processes, slowdowns or acceleration of work by customers, the number of operating days in each quarter and the impact of weather conditions on the ability of subcontractors to obtain satisfactory aerial photography. In addition, the Company has in the past experienced lower sales in its first fiscal quarter (ended December 31) due to certain customers' year-end funding constraints, seasonal limitations on obtaining aerial photography and seasonal slowdowns associated with the year-end holidays.

     The Common Stock has experienced, and is likely to continue to experience significant price and trading volume fluctuations. The trading price of the Common Stock has been and may continue to be subject to significant fluctuations in response to actual or anticipated variations in the Company's quarterly operating results and other factors, such as: the introduction of new services or technologies by the Company or its competitors; changes in other conditions in the GIS industry or in the industries of any of the Company's customers; changes in governmental regulation, government spending levels or budgetary procedures; changes in securities analysts' estimates of the future performance of the Company, its competitors or the industry generally; or general market conditions. The trading price of the Common Stock may vary without regard to the operating performance of the Company. General market price declines or market volatility in the future, or future declines or volatility in the prices of stock for companies in the GIS industry, also could affect the market price of the Common Stock.

RELIANCE ON TECHNOLOGY; LIMITED PROTECTION OF PROPRIETARY RIGHTS

     The Company has devoted significant resources to developing and acquiring specialized data conversion hardware and software. In order to remain competitive, it will be necessary for the Company to continue to select, invest in, acquire and develop new and enhanced technology on a timely basis. There can be no assurance that the Company will be successful in these efforts or in anticipating developments in data conversion technology. Although the Company believes that its operating procedures and proprietary software have been important factors in its success, the technology used by the Company in developing its proprietary software is readily available to, or could legally be duplicated by, its competitors. The Company does not have any patent protection for its products or technology. Although the Company relies to a great extent on trade secret protection for much of its technology and has obtained confidentiality agreements from most of its employees, third parties could independently develop similar technology, obtain unauthorized access to the Company's proprietary technology or misappropriate technology to which the Company has granted access.

DEPENDENCE ON CERTAIN CUSTOMER MARKETS

     The Company derives its revenues primarily from two core markets, utilities and state and local governments, and also serves federal agencies and commercial businesses. The ongoing consolidation of the utility industry could increase competition for the GIS services projects of the utilities that remain. Also, to the extent that utilities remain regulated, legal, financial and political considerations may constrain the ability of utilities to fund geographic information systems. Many state and municipal entities are subject to legal constraints on spending, and a multi-year contract with any such entity may be subject to termination in any subsequent year if the entity does not choose to appropriate funds for such contracts in that year. Moreover, fundamental changes in the business practices or capital spending policies of any of these customers, whether due to budgetary, regulatory, technological or other developments or changes in the general economic conditions in the industries in which they operate, could cause a material reduction in demand by such customers for the services offered by the Company. Any such reduction in demand could have a material adverse effect on the Company.

DEPENDENCE ON INTERNAL LABOR FORCE

     The Company's business is labor-intensive and requires trained employees. In order to support additional growth, if any, the Company must increase production capacity by the addition of more employees. There can be no assurance that the Company will be able to continue to hire, train and retain sufficient numbers of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could have a material adverse effect on the Company. Although the Company believes that its employee turnover rate is at an acceptable level, turnover could increase for any of several reasons, including the disruption that is sometimes associated with the acquisition of businesses and increased competition for labor in any geographic area where the Company operates. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs, could affect the Company's ability to perform services and earn revenues on a timely basis and could decrease operating efficiencies and productivity.

DEPENDENCE ON SUBCONTRACTORS

     ASI employs certain selected subcontractors for tasks outside its expertise, such as aerial photography and ground survey. The Company also uses subcontractors for work similar to that performed by ASI employees in order to expand capacity, meet deadlines, reduce production costs, manage work load and encourage businesses owned by women and minorities. The inability to obtain the services of such subcontractors when needed or at all could have a material adverse effect on the Company. See "Business Subcontractors."

RISKS RELATING TO INTERNATIONAL SALES

     In fiscal 1998, revenues from international sales represented approximately 8% of the Company's total revenues. The Company intends to continue expanding its operations outside the United States and to enter additional international markets, which will require management attention and financial resources. If foreign sales become a more significant component of the Company's net sales, the Company's business will become more vulnerable to the inherent risks of doing business internationally, including increased difficulties in collection of accounts receivable, unexpected changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and political instability. The existence or occurrence of any one of these factors could have a material adverse effect on the Company.

DEPENDENCE ON BUSINESS ALLIANCES

     A significant portion of the Company's sales is the result of referrals derived, either directly or indirectly, from consultants in the GIS industry. The Company believes that its continued success in the GIS services market is dependent, in part, on its ability to maintain current relationships and to cultivate additional relationships with other leading consultants. Such consultants could acquire a GIS data collection or data conversion business or businesses or form other relationships with the Company's competitors. There can be no assurance that relationships with GIS consultants will continue to be a source of business for the Company. The inability of the Company to maintain such relationships or to form new relationships could have a material adverse effect on the Company.

DEPENDENCE ON KEY PERSONNEL

     The success of the Company depends in large part upon the continued service of its executive officers and other key employees. While the Company has employment agreements with certain of its key personnel, there is no assurance that the Company will be able to retain the services of such key personnel. The Company does not maintain any key person life insurance policies. Moreover, in order to support additional growth, if any, the Company will be required to recruit, develop and retain additional qualified management personnel. The loss of key personnel or the inability to obtain additional key personnel could have a material adverse effect on the Company.

DEPENDENCE ON OFFSHORE OPERATIONS

     The Company utilizes operations in Mumbai, India to perform certain data capture tasks at lower costs than could be achieved in the United States.
These operations were acquired in May 1998.   These operations employ
approximately 325 persons. Although the Company believes that it could replace the personnel in India, and while the amounts paid for the performance of services overseas have not, to date, been material, the ability of the Company to perform services under some existing contracts on a profitable basis is dependent upon the continued availability of its overseas operations. In the past, India has experienced significant inflation as well as civil unrest and regional conflicts. India's recent testing of nuclear devices has resulted in the imposition of economic sanctions by the United States, and it is not known what effect these events might have on the attitude of the Indian government toward U.S. businesses in India. Moreover, the Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy. Events or governmental actions that would impede or prohibit the operations of the Company's Mumbai facility could have a material adverse effect on the Company.

EFFECT OF PREFERRED STOCK PROVISIONS

     The Company's Articles of Incorporation allow the Board of Directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued by the Company in the future. Although the Company has no present intention to issue any preferred stock, any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

For risks related to the Year 2000 problem, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues".

ITEM 2.   PROPERTIES.

     The Company's office and production facilities are described in the table below. All properties are leased.

     Location                      Square Footage      Lease Termination
     Colorado Springs, Colorado         43,100              2004
     Cary, North Carolina               23,500              2000
     Waukesha, Wisconsin                25,300              1999
     Indianapolis, Indiana             114,300              2002*
     San Antonio, Texas                 23,500              2003
     Mumbai, India                       5,200              2001


------------------------
* two five-year options available

     The Company believes that these facilities are in generally good condition and adequate for its current needs. ASI also operates sales offices in Denver, Colorado; Sterling, Virginia (near Washington, D.C.); Mt. Laurel, New Jersey (near Philadelphia, Pennsylvania); and West Palm Beach, Florida.

ITEM 3.   LEGAL PROCEEDINGS.

     Neither the Company nor any of its properties is the subject of any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year ended September 30, 1998.


                                      PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded publicly under the symbol "ANLT" on the Nasdaq National Market System. The table below sets forth the range of the per share high and low bid prices of the Common Stock for each quarterly period for the fiscal years ended September 30, 1997 and 1998 as reported by Nasdaq. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                         High            Low
Fiscal Year Ended September 30, 1997
     First Quarter                      $12.75          $8.50
     Second Quarter                     $13.00          $9.50
     Third Quarter                      $14.00         $10.25


     Fourth Quarter                     $24.38         $13.50

Fiscal Year Ended September 30, 1998
          First Quarter                 $35.50         $18.75
          Second Quarter                $54.00         $29.75
          Third Quarter                 $52.94         $21.88
          Fourth Quarter                $39.00         $15.13


     As of December 15, 1998 there were approximately 4,000 shareholders and 6,772,054 shares of Common Stock outstanding, which includes investors holding stock in "street name."

     Holders of the Common Stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. No dividends have ever been paid with respect to the Common Stock, and the Company expects to retain earnings to finance the expansion and development of its business for the foreseeable future. In addition, the Company's current bank loans prohibit the payment of any dividends without the bank's consent.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected consolidated financial data as of and for the fiscal years ended September 30, 1994, 1995, 1996, 1997 and 1998 are derived from consolidated financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent accountants. The Company's historical consolidated financial statements as of September 30, 1997 and 1998 and for the years ended September 30, 1996, 1997, and 1998 are contained elsewhere in this Report. The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.


                                                           1994       1995       1996(1)(2)  1997(3)      1998(4)
                                                         -------     -------     ----------  -------      -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Sales                                                    $11,176     $13,538      $22,669    $40,799      $88,155
Cost and expenses:

Salaries, wages and related benefits                       4,475       5,247       10,501     19,792       42,953

Subcontractor costs                                        2,628       3,244        3,898      5,899       11,961

Other general administrative                               1,834       2,244        3,681      7,115       14,964

Depreciation and amortization                                759         784        1,184      1,780        3,860
                                                         -------     -------      -------    -------      -------
                                                           9,696      11,519       19,264     34,586       73,738
                                                         -------     -------      -------    -------      -------
Earnings from operations                                   1,480       2,019        3,405      6,213       14,417

Other expenses, net                                          184         119          339        770        2,292
                                                         -------     -------      -------    -------      -------
Earnings before income taxes                               1,296       1,900        3,066      5,443       12,125

Income tax expenses                                          492         716        1,153      2,112        4,894
                                                         -------     -------      -------    -------      -------
Net earnings                                                $804      $1,184       $1,913     $3,331       $7,231
                                                         -------     -------      -------    -------      -------
                                                         -------     -------      -------    -------      -------
Diluted earnings per share                                 $0.20       $0.27        $0.38      $0.60        $1.06
                                                         -------     -------      -------    -------      -------
                                                         -------     -------      -------    -------      -------
Weighted average common shares outstanding-diluted         4,010       4,408        5,033      5,562        6,819

CONSOLIDATED BALANCE SHEET DATA:

Working capital                                           $3,693      $5,738       $9,986    $21,085      $40,986

Total assets                                               8,016      10,048       21,988     50,146       94,540

Long-term debt, less current maturities                      391         408        4,528     14,145       29,920

Total stockholders' equity                                 4,597       6,654       10,926     23,831       44,463


------------------------
(1) In December 1995 the Company acquired Intelligraphics for $3.5 million in cash and 345,000 shares of restricted Common Stock valued at $891,000.

(2)  In July 1996 the Company acquired ASI Landmark for $2.0 million in cash.

(3) In July 1997 the Company acquired MSE for $12.5 million in cash and 925,000 shares of restricted Common Stock valued at $7.3 million.

(4) In June 1998 the Company acquired Cartotech for $8.1 million in cash and 354,167 shares of restricted common stock valued at $8.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-K. THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-K, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-K, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS IN ITEM 1 BUSINESS - RISK FACTORS AND STATEMENTS RELATING TO COMPETITION, FUTURE ACQUISITIONS, MANAGEMENT OF GROWTH, INTERNATIONAL SALES, THE COMPANY'S STRATEGY, FUTURE SALES, YEAR 2000 COMPLIANCE FUTURE EXPENSES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-K ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-K, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-K. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, IN ITEM 1. BUSINESS--"RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

     ASI, a leading provider of data conversion and digital mapping services to users of customized geographic information systems, was founded in 1981 by John A. Thorpe. From 1981 to 1990, the Company experienced steady growth in revenues with periodic fluctuations in financial results. After the hiring of the Company's current Chief Executive Officer and Chief Financial Officer in 1990, the Company implemented a controlled growth strategy, including improving and standardizing operating controls and procedures, investing in infrastructure, upgrading the Company's proprietary software and establishing capital sources.

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

     In July 1996, the Company expanded its services to state and local governments by acquiring substantially all of the assets of Westinghouse Landmark GIS, Inc. ("ASI Landmark") for $2.0 million in cash. Based in North Carolina, ASI Landmark's primary business is land base and cadastral mapping. Prior to this acquisition, ASI had utilized subcontractors for certain of these services. ASI Landmark also provided the Company with additional capacity for photogrammetry, and a presence in the eastern and southeastern United States. The acquisition contributed approximately 20 new customers, $9.1 million in backlog and 105 employees to the Company.

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

     The Company acquired Texas-based Cartotech, Inc. ("Cartotech") in June 1998 for approximately $8.1 million in cash and 354,167 shares of restricted Common Stock valued at approximately $8.3 million. The Cartotech acquisition extended ASI's presence in the utility market, enhanced the Company's field inventory operations and provided the Company with a strong presence in the southwestern United States. The Cartotech acquisition contributed over 50 new customers, backlog of $19.3 million and 270 employees to the Company. One of Cartotech's customers, FirstEnergy Corp. (formerly known as Ohio Edison), accounted for approximately 46.0% of Cartotech's revenues in calendar 1997.

     In conjunction with the above acquisitions, the Company has recorded goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired in business combinations. As of September 30, 1998, goodwill, net of accumulated amortization, was $25.3 million. The Company will amortize the value of the intangible assets acquired in its recent business acquisitions over a period of 15 years, representing the expected period of benefit from the acquisitions. The Company believes this amortization period to be appropriate based on the historical and forecasted operating results of the acquired businesses.

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


                                                   YEAR ENDED SEPTEMBER 30,
                                                   1996      1997      1998
                                                   ----      ----      ----
PERCENTAGE OF SALES:
Salaries, wages and related benefits               46.3%     48.5%     48.7%
Subcontractor costs                                17.2      14.5      13.6

     Total production costs                        63.5%     63.0%     62.3%


     The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1995 through the end of fiscal 1998, the Company has recognized aggregate losses on contracts of approximately $910,000. Over the same period, the Company recognized sales of $165.2 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

     Backlog increases when new contracts are signed and decreases as revenue is recognized. As of September 30, 1998, backlog was $99.0 million. Recently, the number of large projects awarded to the Company has increased. Contracts for larger projects generally increase the Company's risk due to inflation as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there is no assurance that the Company will receive all of the revenue anticipated under signed contracts. See Item 1. Business--"Risk Factors Risks Associated with Terms of Customer Contracts" and "Customer Contracts."

     The Company engages in research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom-designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. The Company, through its Advanced Technology Division, also engages in research and development activities independently of the Company's work on particular customer projects. For fiscal 1996, 1997 and 1998, the Company expended $283,872, $274,905 and $255,928, respectively on such independent research and development activities in the Advanced Technology Division.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years ended September 30 below, selected consolidated statement of operations data expressed as a percentage of sales:


                                               1996        1997       1998
                                              ------      ------     ------
PERCENTAGE OF SALES:

Sales                                         100.0%      100.0%     100.0%

Costs and expenses:
     Salaries, wages and related benefits      46.3        48.5       48.7
     Subcontractor costs                       17.2        14.5       13.6
     Other general and administrative          16.3        17.4       16.9
     Depreciation and amortization              5.2         4.4        4.4
                                              -----       -----      -----
Earnings from operations                       15.0        15.2       16.4
Other expense, net                              1.5         1.9        2.6
                                              -----       -----      -----
Earnings before income taxes                   13.5        13.3       13.8
Income tax expense                              5.1         5.1        5.6
                                              -----       -----      -----
Net earnings                                    8.4%        8.2%       8.2%
                                              -----       -----      -----
                                              -----       -----      -----


FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

SALES. The Company's sales consist of revenue recognized for services performed. Sales increased $47.4 million to $88.2 million for fiscal 1998 from $40.8 million for fiscal 1997. This increase was due to an increase in the number and size of customer contracts with the Company (including MSE and Cartotech) as well as the impact of the acquisition of MSE in July 1997 and Cartotech in June 1998. Prior to their acquisition by the Company, MSE's sales for fiscal 1996 were approximately $ 22.5 million and Cartotech's sales for fiscal 1997 were approximately $14.6 million.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits increased 117.0% to $43.0 million for fiscal 1998 from $19.8 million for fiscal 1997. This increase was primarily due to the addition of over 325 employees as a result of the MSE acquisition in July 1997 and 270 employees as a result of the Cartotech acquisition in June 1998, as well as the hiring of additional employees to support the Company's increased business. As a percentage of sales, salaries, wages and related benefits increased to 48.7% for fiscal 1998 from 48.5% for fiscal 1997. This increase, and the corresponding decrease in subcontractor costs, was primarily attributable to the Company's increased capability to perform more tasks internally as well as a decrease in the number of projects which required subcontractor services. The Company anticipates that, as a percentage of sales, salaries, wages and related benefits will continue to increase, with a corresponding decrease in subcontractor costs, due, in part, to the Company's May 1998 purchase of Interra Technologies, an India-based company that had been a provider of subcontractor services to the Company.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 102.8% to $12.0 million for fiscal 1998 from $5.9 million for fiscal 1997, but decreased as a percentage of sales to 13.6% for fiscal 1998 from 14.5% for fiscal 1997.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased 110.3% to $15.0 million for fiscal 1998 from $7.1 million for fiscal 1997, primarily due to the acquisition of MSE and Cartotech. As a percentage of sales, other general and administrative costs decreased to 16.9% for fiscal 1997 from 17.4% for fiscal 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For fiscal 1998, depreciation and amortization increased 116.9% to $3.9 million from $1.8 million for fiscal 1997. This increase was primarily attributable to the increased goodwill recorded as a result of the MSE and Cartotech acquisitions. As a percentage of sales, depreciation and amortization was 4.4% for both fiscal 1998 and 1997.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 179.3% to $2.2 million for fiscal 1998 from $772,000 for fiscal 1997. This increase was primarily due to increased term debt incurred in connection with the acquisition of MSE in July 1997 and Cartotech in June 1998 and increased utilization of the Company's lines of credit for working capital.

INCOME TAX EXPENSE. Income tax expense was $4.9 million for fiscal 1998 compared to $2.1 million for fiscal 1997. The Company's effective income tax rate for fiscal 1998 was 40.4%, an increase from 38.8% for fiscal 1997, due to increases in state income taxes.

NET EARNINGS. Due to the factors discussed above, net earnings increased 117.1% to $7.2 million for fiscal 1998 from $3.3 million for fiscal 1997.

FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

SALES. The Company's sales increased $18.1 million or 80.0% to $40.8 million for fiscal 1997 from $22.7 million for fiscal 1996. This increase was due to an increase in the number and size of customer contracts with the Company as well as the impact of the MSE acquisition in July 1997. MSE's sales from July 2, 1997 (its date of acquisition) through September 30, 1997 were $6.8 million.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits increased 88.5% to $19.8 million for fiscal 1997 from $10.5 million for fiscal 1996. As a percentage of sales, salaries, wages and related benefits increased to 48.5% in fiscal 1997 from 46.3% in fiscal 1996, primarily due to a greater proportion of production costs being incurred as salaries and wages as opposed to subcontractor costs in fiscal 1997.

SUBCONTRACTOR COSTS. Subcontractor costs increased 51.3% to $5.9 million for fiscal 1997 from $3.9 million for fiscal 1996 but decreased as a percentage of sales to 14.5% for fiscal 1997 from 17.2% for fiscal 1996. This shift in production expenses from subcontractor costs to salaries, wages and related benefits resulted from the normal fluctuation between internally and externally incurred production costs and from acquisitions. These acquisitions enabled the Company to perform more tasks internally and reduce its use of subcontractors.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs increased 93.3% to $7.1 million for fiscal 1997 from $3.7 million for fiscal 1996. As a percentage of sales, other general and administrative costs increased slightly to 17.4% in fiscal 1997 from 16.3% for fiscal 1996, due primarily to increased travel and other expenses related to the integration of newly acquired businesses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 50.3% to $1.8 million for fiscal 1997 from $1.2 million for fiscal 1996. This increase was primarily attributable to the increased goodwill recorded as a result of the MSE acquisition. As a percentage of sales, depreciation and amortization decreased slightly to 4.4% in fiscal 1997 from 5.2% in fiscal 1996.

OTHER EXPENSE, NET. Net interest expense increased 120.0% to $772,000 for fiscal 1997 from $351,000 for fiscal 1996. This increase was primarily due to the increased term debt incurred in connection with the acquisition of MSE in July 1997, as well as increased utilization of the Company's lines of credit for working capital.

INCOME TAX EXPENSE. Income tax expense was $2.1 million in fiscal 1997 compared to $1.2 million in fiscal 1996. The effective income tax rate for 1997 was approximately 38.8%, an increase from 37.6% in 1996 due to the change in the mix of state tax rates as a result of the MSE acquisition in the fourth quarter of fiscal 1997.

NET EARNINGS. Due to the factors discussed above, net earnings increased 74.1% to $3.3 million for fiscal 1997 from $1.9 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. As of September 30, 1998, the Company's outstanding balance on its lines of credit was $5.8 million. During 1998, the Company replaced its existing lines of credit with a three-year, $21.0 million secured working capital line of credit and the Company refinanced $25.4 million of term debt. Borrowings under the new credit facilities bear interest at a rate per annum equal to, at the Company's option, (i) the agent bank's prime rate or (ii) an adjusted London Interbank Offering Rate (LIBOR) plus a margin ranging from 1.25% to 2.25%. The effective borrowing rate was 7.14% on September 30, 1998.

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

     Net cash provided by the Company's operating activities was $772,000, and $2.7 million for fiscal years 1996 and 1997, respectively. Net cash used by the Company's operating activities was $4.4 million in

1998. The change in operating cash flows is primarily attributable to normal fluctuations in the contract-related accounts described in the previous paragraph. At September 30, 1998, the working capital in contract-related accounts was equivalent to 182 days sales outstanding, up from 170 days at September 30, 1997. The Company believes that this level of investment is consistent with its normal operating range of days sales outstanding.

     Cash used by investing activities for fiscal years 1996, 1997 and 1998 was $6.4 million, $12.5 million and $12.2 million, respectively. Such investing activities principally consisted of payments for net assets acquired in business combinations and purchases of equipment and leasehold improvements.

     Cash provided by financing activities for fiscal years 1996, 1997 and 1998 was $6.0 million, $10.3 million and $17.3 million, respectively. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.

     The Company believes that funds available under its lending arrangements and cash flow from operations are adequate to finance its operations for at least the next 18 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for fiscal years beginning after December 15, 1997 (the Company's fiscal year beginning October 1, 1998). Reclassification for earlier periods is required for comparative purposes. The Company does not believe this statement will have a material impact on its financial statements, financial position or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997 (the Company's fiscal year beginning October 1, 1998). Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company believes that it operates one business segment, therefore this statement will have no effect on its financial statements, financial position or results of operations.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for fiscal quarters beginning after June 15, 1999. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not believe this statement will have a material impact on its financial statements, financial position or results of operations.

YEAR 2000 ISSUES

     The "Year 2000" issue is the result of computer programs using two digits, rather than four, to define the applicable year. The failure of such programs to recognize the year 2000 as such could result in systems failures and miscalculations. The Company and the third parties with which it does business rely on numerous computer programs in their daily operations.

     The Company is currently in the process of assessing the impact of the Year 2000 issues. The Company expects that such assessment and any required action will be carried out solely by its employees. Accordingly, the Company has not incurred material costs to date and does not believe that the costs associated with this process will be material.

     The Company has assessed its most critical systems, its proprietary operations software, and believes such software to be Year 2000 compliant. The Company is in the process of assessing its other internal systems, including financial and other operational systems for Year 2000 compliance, including information technology ("IT") and critical non-IT areas where Year 2000 issues may exist. The majority of the personal computers used by the Company are running Microsoft's Windows 95 or Windows 98 or Microsoft NT operating systems, each of which the Company believes will be substantially Year 2000 compliant before 2000. The Company expects that any personal computers that are not Year 2000 compliant will be upgraded or replaced prior to 2000. Although the Company has not completed its assessment of internal systems readiness for Year 2000, the Company believes that the costs required to remedy internal Year 2000 issues will not be material.

     The Company has not formally surveyed its relationships with its vendors or subcontractors. Based on informal inquiries, the Company does not believe that any of its significant vendors or subcontractors is or is likely to present any significant exposure due to the Year 2000 issues. If any such vendors or subcontractors or their products are not Year 2000 compliant and they suffer significant business interruptions or use of their products interfere with the Company's operations, the Company believes that alternative vendors and subcontractors will be available to provide the services and products provided by the Company's current vendors and subcontractors at comparable costs.

     The Company's customer contracts specify database designs, including date fields, and the Company's delivery of data conforms to such specifications. Accordingly, the Company has not formally evaluated the Year 2000 issue as it relates to the computer systems used by its customers and potential customers. The Company faces risk to the extent its major customers do not comply with Year 2000 requirements in their own operations and suffer business disruptions as a result. To the extent Year 2000 issues cause significant delays or cancellation of customer's GIS projects, the Company's financial position and results of operations could be materially adversely affected.

     Based on currently available information, the Company believes that it does not have material exposure to significant business interruption as a
result of Year 2000 compliance issues.   However, the Company is planning to
undertake a more formal review of its internal operational systems and its significant vendors and subcontractors, which it expects to complete by March 31, 1999. However, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the systems used by the Company in its internal operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.

     Short term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $31 million was outstanding as of September 30, 1998. Assuming September 30, 1998 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's interest expense by $310,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company are filed under this item beginning on page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ANALYTICAL SURVEYS, INC.:

We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles.

                                                     KPMG PEAT MARWICK LLP

Denver, Colorado
October 30, 1998

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 1997 AND 1998

(In thousands)

-----------------------------------------------------------------------------------
ASSETS (NOTE 4)                                                   1997         1998
---------------                                                   ----         ----
Current assets:

    Cash                                                         $  1,559       2,243
    Accounts receivable, net of allowance for doubtful
       accounts of $164 and $161 in 1997 and 1998,
       respectively (notes 3 and 9)                                 8,991      17,501
    Revenue in excess of billings (note 3)                         21,613      39,316
    Deferred income taxes (note 6)                                    136         557
    Income taxes receivable                                          -            675
    Prepaid expenses and other                                        545         659
                                                                   ------      ------

              Total current assets                                 32,844      60,951
                                                                   ------      ------
Equipment and leasehold improvements, at cost:
    Equipment                                                       7,983      13,015
    Furniture and fixtures                                          1,151       1,594
    Leasehold improvements                                            499         817
                                                                   ------      ------
                                                                    9,633      15,426
    Less accumulated depreciation and amortization                 (5,483)     (7,470)
                                                                   ------      -------
                                                                    4,150       7,956
                                                                   ------      ------

Deferred income taxes                                                  41         134
Goodwill, net of accumulated amortization of $368 and
    $1,654 in 1997 and 1998, respectively (note 2)                 12,353      25,272
Other assets, net of accumulated amortization of $130 and
    $549 in 1997 and 1998, respectively                               758         227
                                                                   ------      ------
              Total assets                                       $ 50,146      94,540
                                                                   ======      ======

                                                                     (Continued)

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

(In thousands)

------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                             1997           1998
------------------------------------                             ----           ----
Current liabilities:
    Current portion of long-term debt (note 4)                 $  4,524         4,594
    Billings in excess of revenue (note 3)                          789         1,232
    Accounts payable and other accrued liabilities                3,693         8,229
    Accrued payroll and related benefits                          2,753         5,910
                                                                 ------        ------

              Total current liabilities                          11,759        19,965

Long-term debt, less current portion (note 4)                    14,145        29,920

Deferred compensation payable                                       411           192
                                                                 ------        ------

              Total liabilities                                  26,315        50,077
                                                                 ------        ------
Stockholders' equity (note 7):
    Preferred stock, no par value.  Authorized 2,500
       shares; none issued or outstanding                             -             -
    Common stock, no par value.  Authorized 100,000
       shares; 6,114 and 6,732 shares issued and
       outstanding in 1997 and 1998, respectively                15,269        28,670
    Retained earnings                                             8,562        15,793
                                                                 ------        ------
              Total stockholders' equity                         23,831        44,463
                                                                 ------        ------
Commitments and contingencies (notes 5 and 7)

              Total liabilities and stockholders' equity       $ 50,146        94,540
                                                                 ======        ======

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998

(In thousands, except per share amounts)

-----------------------------------------------------------------------------------
                                                      1996         1997        1998
                                                      ----         ----        ----
Sales                                              $ 22,669       40,799      88,155
                                                     ------       ------      ------

Costs and expenses:
    Salaries, wages and benefits                     10,501       19,792      42,953
    Subcontractor costs                               3,898        5,899      11,961
    Other general and administrative                  3,681        7,115      14,964
    Depreciation and amortization                     1,184        1,780       3,860
                                                     ------       ------      ------
                                                     19,264       34,586      73,738
                                                     ------       ------      ------

         Earnings from operations                     3,405        6,213      14,417
                                                     ------       ------      ------

Other income (expense):
    Interest expense, net                              (351)        (772)     (2,156)
    Costs related to terminated stock offering            -            -        (300)
    Other                                                12            2         164
                                                     ------       ------      ------
                                                       (339)        (770)     (2,292)
                                                     ------       ------      ------

         Earnings before income taxes                 3,066        5,443      12,125

Income tax expense (note 6)                           1,153        2,112       4,894
                                                     -------      ------      ------

         Net earnings                              $  1,913        3,331       7,231
                                                     ======       ======      ======

Earnings per common share:
    Basic                                          $   .41           .64        1.14
    Diluted                                        $   .38           .60        1.06

Weighted average outstanding common shares:
    Basic                                            4,691         5,244       6,349
    Diluted                                          5,033         5,562       6,819


See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998

(In thousands)

---------------------------------------------------------------------------------------------------------------
                                                                               1996          1997          1998
                                                                               ----          ----          ----
Cash flows from operating activities:
    Net earnings                                                              $ 1,913        3,331         7,231
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                         1,184        1,780         3,860
          Gain on sale of assets                                                  (12)          (2)          (15)
          Deferred income tax benefit                                            (163)         (55)         (350)
          Tax benefit relating to exercise of stock options                       885        1,307         3,115
          Changes in operating assets and liabilities, net of effect of business combinations:
                 Accounts receivable, net                                        (481)         951        (6,907)
                 Revenue in excess of billings                                 (2,820)      (4,746)      (16,213)
                 Income taxes receivable                                            -            -          (675)
                 Prepaid expenses and other                                       (18)           9            15
                 Billings in excess of revenue                                    163         (302)          121
                 Accounts payable and other accrued liabilities                    (9)        (111)        3,434
                 Accrued payroll and related benefits                             130          555         1,963
                                                                                -----       ------        ------
                    Net cash provided (used) by operating activities              772        2,717        (4,421)
                                                                                -----       ------        ------
Cash flows from investing activities:
    Purchase of equipment and leasehold improvements                             (919)      (1,596)       (3,888)
    Proceeds from sale of equipment                                                12          159            15
    Payments for net assets acquired in business combinations, net
        of cash acquired                                                       (5,541)     (11,092)       (8,337)
                                                                                -----       ------        ------
                    Net cash used by investing activities                      (6,448)     (12,529)      (12,210)
                                                                                -----       ------        ------
Cash flows from financing activities:
    Net borrowings (payments) under lines-of-credit with bank                     500       (2,027)        4,277
    Proceeds from issuance of long-term debt                                    5,765       12,714        29,072
    Principal payments on long-term debt                                         (815)      (1,292)      (18,051)
    Proceeds from exercise of stock options                                       583          954         2,017
                                                                                -----       ------        ------
                    Net cash provided by financing activities                   6,033       10,349        17,315
                                                                                -----       ------        ------
                    Net increase in cash                                          357          537           684

Cash at beginning of year                                                         665        1,022         1,559
                                                                                -----       ------        ------
Cash at end of year                                                           $ 1,022        1,559         2,243
                                                                                =====       ======        ======
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                    $   344          815         2,113
                                                                                =====       =======       ======
    Cash paid for income taxes                                                $   376          888         2,643
                                                                                =====       ======        ======
    Common stock issued for net assets acquired in business
       combinations                                                           $   891        7,313         8,269
                                                                                =====       ======        ======

     See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------
(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Revenue in excess of billings represents revenue related to services completed but not billed. The Company bills customers based upon the terms included in the contracts, which are generally upon delivery of certain products or information, or achievement of milestones defined in the contracts. When billed, such amounts are recorded as accounts receivable. Billings in excess of revenue represent billings in advance of services performed.

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

       (f)    IMPAIRMENT OF LONG-LIVED ASSETS

              The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) which requires that long-lived assets and certain identifiable intangibles, including goodwill, held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by an asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows or independent appraisal.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (g)    STOCK-BASED COMPENSATION

              The Company accounts for its stock-based employee compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations (APB 25). The Company has provided pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting for the plans, as prescribed by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS
              123), had been applied. Pro forma disclosures include the effects of employee stock options granted during the years ended September 30, 1998, 1997 and 1996.

       (h)    RESEARCH AND DEVELOPMENT COSTS

              The Company expenses research and development costs as they are incurred. Research and development costs, which are included in general and administrative expenses in the consolidated statements of operations, totaled $283,872, $274,905 and $255,928 for the years ended September 30, 1996, 1997 and 1998, respectively.

       (i)    EARNINGS PER SHARE

              Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS
              128) which requires that basic and diluted earnings per share
              (EPS) be presented in place of primary and fully diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of the Company's stock options, determined using the treasury stock method. SFAS 128 requires additional informational disclosures, makes certain modifications to applicable EPS calculations, and requires restatement of EPS for all prior periods reported. Fully diluted EPS was the same as diluted EPS for 1996 and 1997.

       (j)    FINANCIAL INSTRUMENTS

              The carrying amounts of the Company's financial instruments at September 30, 1997 and 1998 approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates of these instruments.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
       (k)    RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform to the 1998 presentation.

(2)    BUSINESS COMBINATIONS

       In June 1998, the Company, through its wholly owned subsidiary, Surveys Holdings, Inc. acquired all of the issued and outstanding common stock of Cartotech, Inc. (Cartotech) for cash of approximately $8,092,000 and 354,167 shares of restricted common stock valued at approximately $8,269,000 for total consideration of approximately $16,362,000.

       In May 1998, the Company acquired all of the issued and outstanding common stock of Interra Technologies (India) Private Limited (Interra) for cash of approximately $438,000. Interra had previously been an exclusive subcontractor to the Company.

       In July 1997, the Company acquired all of the issued and outstanding common stock of MSE Corporation for cash of approximately $12,500,000 and 925,000 shares of restricted common stock valued at approximately $7,313,000, for total consideration of approximately $19,813,000.

       In July 1996, the Company, through its wholly owned subsidiary, ASI Landmark, Inc., acquired substantially all of the assets and assumed certain liabilities of Westinghouse Landmark GIS, Inc. for cash of approximately $1,993,000.

       In December 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Intelligraphics, Inc. for approximately $3,548,000 cash and 345,000 shares of restricted common stock valued at approximately $891,000, for total consideration of approximately $4,439,000.

       All of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition. The aggregate purchase prices of the acquisitions were allocated based on fair values as follows (amounts in thousands):

                                                    Year ended September 30,
                                                -------------------------------
                                                  1996        1997        1998
                                                 ------      ------     ------
           Current assets                       $ 4,286      13,463      3,732
           Equipment                              1,245       1,500      1,950
           Other assets, including goodwill       3,022      10,996     14,048
           Current liabilities                   (2,121)     (5,526)    (2,930)
           Non-current liabilities                  -          (620)       -
                                                 ------      ------      -----
                                                $ 6,432      19,813     16,800
                                                  =====      ======     ======

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
       The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions had occurred on October 1, 1996 (in thousands, except per share amounts):

                                                 Year ended September 30,
                                                 ------------------------
                                                    1997         1998
                                                  --------     --------
                 Revenue                          $ 73,428     $ 99,614
                                                   =======      =======
                 Net earnings                     $  4,914     $  7,343
                                                   =======       ======
                 Diluted earnings per share       $    .74     $   1.04
                                                    ======       ======

       The pro forma information is based on historical results and does not necessarily reflect the actual operating results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises.

(3) ACCOUNTS RECEIVABLE, REVENUE IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF REVENUE

       At September 30, 1998, the estimated period to complete contracts in process ranges from one to thirty-nine months, and the Company expects to collect substantially all related accounts receivable and revenue in excess of billings within one year.

       The following summarizes contracts in process at September 30 (in thousands):

                                                                 1997         1998
                                                                 ----         ----
                                                                               >
            Costs incurred on uncompleted contracts            $ 73,344      110,185
            Estimated earnings                                   30,911       46,779
                                                                -------      -------
                                                                104,255      156,964
            Less billings to date                               (83,431)    (118,880)
                                                                -------      -------

                                                               $ 20,824       38,084
                                                                =======      =======
            Included in the accompanying balance sheets
               as follows:

                   Revenue in excess of billings               $ 21,613       39,316
                   Billings in excess of revenue                   (789)      (1,232)
                                                                -------      -------
                                                               $ 20,824       38,084
                                                                =======      =======

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
(4)    DEBT

       Long-term debt and lines-of-credit with bank consists of the following at September 30:

                                                                                     1997               1998
                                                                                   --------           --------
                                                                                         (in thousands)
        Lines-of-credit with bank providing for total borrowings of $21,000,000, with interest at LIBOR plus applicable margins ranging from 1.25% to
            1.75% (7.14% at September 30, 1998), collateralized by substantially all of the assets of the Company. Borrowings of $5,750,000 were outstanding under the line-of-credit as of September 30, 1998 and
            are due in June 2001. (a)                                                $  1,473           5,750

        Note payable to bank in quarterly  installments  with interest based on LIBOR plus applicable  margins ranging from 1.25% to 1.75% or prime rate (7.14% at September 30,  1998), with final payment in
            October  2003,  secured  by  substantially  all  assets  of  the
            Company. (a)                                                                    -          25,350

        Capital lease obligation under a $4,250,000 leasing facility, bearing interest at effective rates ranging from 7.37% to 10.00%, payable in
            monthly installments through November 2001.                                   595           2,809

        Notes payable to bank in monthly installments with interest ranging from
            8.09% to 9.00% at September 30, 1997, repaid in fiscal 1998.               16,226               -

        Other                                                                             375             605
                                                                                       ------          ------
                                                                                       18,669          34,514
                                                                                       (4,524)         (4,594)
                                                                                       ------          ------
                                                                                     $ 14,145          29,920
                                                                                       ======          ======

       Maturities of long-term debt, exclusive of the lines-of-credit, as of September 30, 1998, are as follows (in thousands):

                   Years ending September 30:
                      1999                            $  4,594
                      2000                               5,986
                      2001                               6,142
                      2002                               5,570
                      2003                               5,860
                      Thereafter                           612
                                                         -----
                                                      $ 28,764
                                                        ======

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
       (a) These loan agreements contain restrictive covenants which require, among other things, the maintenance of certain financial ratios and include certain limitations on capital expenditures and dividend payments.

(5)    LEASES

       The Company leases its facilities and certain equipment under operating leases. Amounts due under noncancelable operating leases with terms of one year or more at September 30, 1998 are as follows (in thousands):

                Years ending September 30:
                    1999                                            $  3,175
                    2000                                               2,753
                    2001                                               2,039
                    2002                                               1,705
                    2003                                                 723
                    Thereafter                                           376
                                                                      ------

                         Total minimum operating lease payments     $ 10,771
                                                                      ======

       Rent expense totaled $535,203, $1,345,310 and $2,300,113 for the years ended September 30, 1996, 1997 and 1998, respectively.

(6)    INCOME TAXES

       Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):

                                            1996       1997       1998
                                            ----       ----       ----
              Current:
                  Federal                  $ 1,148     1,847      4,244
                  State and local              168       320      1,000
                                             -----     -----      -----
                                             1,316     2,167      5,244
                                             -----     -----      -----
              Deferred:
                  Federal                     (141)      (42)      (270)
                  State and local              (22)      (13)       (80)
                                             -----     -----      -----
                                              (163)      (55)      (350)
                                             -----     -----      -----
                                           $ 1,153     2,112      4,894
                                             =====     =====      =====

       The exercise of non-qualified stock options results in state and federal income tax deductions to the Company related to the difference between the market price at the date of exercise and the option exercise price. The benefit of such deductions is recorded as an increase to stockholders' equity and totaled approximately $885,000, $1,307,000 and $3,115,000 in 1996, 1997 and 1998, respectively.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
(6)    INCOME TAXES (CONTINUED)

       Actual income tax expense differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):

                                                        1996      1997      1998
                                                        ----      ----      ----
             Computed "expected" income tax
                 expense                              $ 1,042    1,851     4,123
             State income taxes, net of federal
                 tax effect                                96      203       607
             Amortization of nondeductible
                 goodwill                                   -        -        84
             Other                                         15       58        80
                                                        -----    -----     -----

                       Actual income tax expense      $ 1,153    2,112     4,894
                                                        =====    =====     =====

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, are presented below (in thousands):

                                                                   1997     1998
                                                                   ----     ----
        Current deferred tax assets and liabilities:
            Accounts receivable, primarily due to allowance for
               doubtful accounts                                  $  22       30
            Accrued liabilities, primarily due to accrued
               compensated absences for financial statement
               purposes                                             143      543
            Prepaid expenses, primarily due to marketing
               commissions expensed for income tax purposes         (34)     (16)
            Other                                                     5       -
                                                                    ---      --
                  Total net current deferred tax asset            $ 136      557
                                                                    ===      ===
        Noncurrent deferred tax assets:
            Deferred compensation accrued for financial
               statement purposes only                               24       16
            Equipment and leasehold improvements, primarily
               due to differences in depreciation                    17      118
                                                                    ---      ---
                  Total noncurrent deferred tax asset             $  41      134
                                                                    ===      ===

        Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
(7)     STOCKHOLDERS' EQUITY AND STOCK OPTIONS

        The Board of Directors may issue preferred stock with rates of dividends, voting rights, redemption prices, liquidation prices, liquidation premiums, conversion rights and other requirements without a vote of the shareholders.

        The Company currently has five nonqualified stock option plans. At September 30, 1998, approximately 66,000 shares were available for grant under the plan. The exercise price of the options is established by the Board of Directors on the date of grant. Employees may vest in their options either 100% on date of grant or 25% six months from date of grant and 25% on the anniversary of date of grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from date of grant.

        As discussed in note 1, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, because the Company grants its options at or above market value at date of grant, no compensation cost has been recognized under the plans. Had compensation cost for the Company's stock-based compensation plans been determined based upon the fair value of options on the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net earnings and diluted earnings per share would have been as follows:

                                             Year ended September 30,
                                           ---------------------------
                                             1996       1997     1998
                                             ----       ----     ----
           Net earnings                    $  1,754    2,798     4,743
           Diluted earnings per share      $    .35      .50       .70

        The weighted average fair value of options granted during 1996, 1997 and 1998 was $4.99, $5.49 and $17.93 per share, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of three years, 60% volatility, and a risk-free interest rate of 6% in 1996 and 1997 and 5% in 1998.

        The above pro forma disclosures are not necessarily representative of the effect on the historical net earnings for future periods because options vest over several years, and additional awards are made each year. In addition, compensation cost for options granted prior to October 1, 1995, which vest after that date has not been considered.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
(7)     STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

        Stock option activity for the plans for the years ended September 30 are summarized as follows (in thousands, except per share amounts):

                                                                       Weighted average
                                                        Number of       exercise price
                                                         options          per share
                                                        ---------         ---------
               Balance, October 1, 1995                  $  1,067             2.73
                    Granted                                   238            11.07
                    Exercised                                (295)            1.99
                    Canceled                                  (21)            3.17
                                                            -----

               Balance, September 30, 1996                    989             4.95
                    Granted                                   641            13.06
                    Exercised                                (302)            3.16
                    Canceled                                  (40)           10.64
                                                            -----

               Balance, September 30, 1997                  1,288             9.23
                    Granted                                   753            38.67
                    Exercised                                (264)            7.65
                    Canceled                                   (4)           23.58
                                                            -----            -----

               Balance, September 30, 1998               $  1,773            21.94
                                                            =====            =====

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 1998 is as follows (shares in thousands):

                                              Options outstanding                        Options exercisable
                            -----------------------------------------------    ---------------------------------
                                Number                         Weighted            Number
                             outstanding      Weighted          average         exercisable         Weighted
         Range of           September 30,     average       remaining life     September 30,        average
      exercise prices            1998      exercise price       (years)             1998         exercise price
      ---------------            ----      --------------       -------             ----         --------------
 $    .01    -   $  10.00         320        $   3.27              6                 319           $   3.27
    10.01    -      20.00         703           12.54              8                 359              12.37
    20.01    -      40.00         295           27.95             10                   -               -
    40.01    -      45.88         455           45.69              9                 103              45.88
    -----    -      -----       -----           -----             --                 ---              -----
 $    .01    -   $  45.88       1,773        $  21.94              8                 781           $  13.12
    =====           =====       =====           =====             ==                 ===              =====

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
(8)     EMPLOYEE BENEFIT PLAN

        The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches 50% of employee contributions up to 4% of their compensation. The Company contributed $65,756, $185,602 and $370,814 to the plan in 1996, 1997 and 1998, respectively.

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

        The Company's accounts receivable are due from a variety of organizations throughout the United States. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit and collection issues arise. Management's estimates of uncollectible amounts have been adequate in prior years, and management believes that all significant credit and collection risks have been identified and adequately provided for at September 30, 1998.

                                 EXHIBIT INDEX

         The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

     EXHIBIT
      NUMBER                   DESCRIPTION
     --------                  -----------
          3.1     Articles of Incorporation, as amended (incorporated by
                  reference to ASI's Registration Statement on Form S-18,
                  (Registration No. 2-93108-D).)

          3.2     By-Laws (incorporated by reference to ASI's Registration
                  Statement on Form S-18 (Registration No. 2-93108-D).

          3.3     Amendment to By-laws.

          4.      Form of Stock Certificate (incorporated by reference to ASI's
                  Registration Statement on Form S-18 (Registration No.
                  2-93108-D).)

          10.1    Employment Agreement dated June 27, 1994 between ASI and
                  Sidney V. Corder, Chief Executive Officer and President,
                  (incorporated by reference to ASI's Quarterly Report on Form
                  10-QSB for the quarter ended June 30, 1994.)

          10.2    Stock Option Plan dated December 17, 1987 and amended on
                  August 31, 1992 (incorporated by reference to ASI's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1992.)

          10.3 1991 Non-Qualified Stock Option Plan dated December 17, 1990, as amended (incorporated by reference to ASI's Annual Report on Form 10-K for fiscal year ended September 30, 1992.)

          10.4    1993 Non-Qualified Stock Option Plan dated December 11, 1992
                  (incorporated by reference to ASI's Proxy Statement dated
                  January 11, 1993.)

          10.5 Analytical Surveys, Inc. 401-K Plan dated October 1, 1988 and amended and restated May 22, 1992 (incorporated by reference to ASI's Annual Report on Form 10-K for Fiscal Year ended
                  September 30, 1992.)

          10.6 Analytical Surveys, Inc. Incentive Bonus Plan (incorporated by reference to ASI's Annual Report on Form 10-K for fiscal year ended September 30, 1992.)

          10.7    Employment Agreement dated September 20, 1995 between ASI and
                  Scott C. Benger (incorporated by reference to ASI's Annual
                  Report on Form 10-KSB for the fiscal year ended September 30, 1995.)

          10.8    1995 Non-Qualified Stock Option Plan dated August 22, 1995
                  (incorporated by reference to ASI's Annual Report on Form
                  10-KSB for the fiscal year ended September 30, 1995.)

          10.9 Real Estate Lease between MSE Realty, LLC and MSE Corporation, dated July 2, 1997 (incorporated by reference to ASI's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1998.)

          10.10   Employment Agreement dated July 2, 1997 between ASI and Randal
                  J. Sage (incorporated by reference to ASI's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 1998.)

          10.11   Employment Agreement dated July 2, 1997 between ASI and John
                  J. Dillon III (incorporated by reference to ASI's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1998.)

          10.12   Consulting Agreement between ASI and John A. Thorpe, dated
                  June 27, 1997 (incorporated by reference to ASI's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1998.)

          10.13 Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, as amended and restated (incorporated by reference to Amendment
                  No. 1 to ASI's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

          10.14   Credit Agreement between ASI and Bank One, Colorado, N.A..
                  dated June 3, 1998 (including Exhibits A-1, A-2, A-3, C, D and
                  E thereto) (incorporated by reference to ASI's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1998.)

          10.15   Amendment No. 1 to Credit Agreement between ASI and BankOne,
                  Colorado, N.A.. dated as of July 10, 1998.

          10.16   Amendment No. 2. To Credit Agreement between ASI and BankOne,
                  Colorado, N.A.. dated as of October 20, 1998.

          10.17   Amendment No. 3 to Credit Agreement between ASI and BankOne,
                  Colorado, N.A. dated as of November 24, 1998.

          10.18 Registration Rights Agreement dated July 2, 1997, between ASI and Sol C. Miller (incorporated by reference to ASI's Current
                  Report on Form 8-K dated July 16, 1997, as amended on
                  September 9, 1997).

          10.19 Consulting and Non-Competition Agreement dated July 2, 1997, between ASI and Sol C. Miller (incorporated by reference to ASI's Current Report on Form 8-K dated July 16, 1997, as amended on September 9, 1997).

          10.20   Amendment to Consulting and Non-Competition Agreement between
                  ASI and Sol C. Miller dated July 1, 1998.

          23.     Consent of KPMG Peat Marwick LLP.

          27.     Financial Data Schedule.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1) Financial Statements

     Included in Part II of this Report:

     Independent Auditors' Report

          Consolidated Balance Sheets, September 30, 1998 and 1997

          Consolidated Statements of Operations, Years Ended September 30,
               1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity, Years Ended
               September 30, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows, Years
               Ended September 30, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements,
               September 30, 1998 and 1997

     (2)  Financial statement schedules

     Included in Part IV of this report:

               Financial statement schedules required to be filed have been omitted because they are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

     (3) Exhibits

     The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:


3.   Articles of Incorporation and By-Laws

     3.1 Articles of incorporation as amended (incorporated by reference to ASI's Registration Statement on Form S-18,
          (Registration No. 2-93108-D).)

     3.3  By-laws (incorporated by reference to ASI's Registration Statement on
          Form S-18 (Registration No. 2-93108-D).

     3.3  Amendment to By-laws.

4.   Instruments defining the rights of Security Holders including Indentures

          Form of Stock Certificate (incorporated by reference to ASI's Registration Statement on Form S-18 (Registration No. 2-93108-D).)

10.  Material Contracts

     10.1   Employment agreement dated June 27, 1994 between ASI and Sidney V.
            Corder, Chief Executive Officer and President, (incorporated by reference to ASI's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.)

     10.2   Stock Option Plan dated December 17, 1987 and amended on August 31,
            1992 (incorporated by reference to ASI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.)

     10.3 1991 Non-Qualified Stock Option Plan dated December 17, 1990, as amended (incorporated by reference to ASI's Annual Report on Form 10-K for fiscal year ended September 30, 1992.)

     10.4   1993 Non-Qualified Stock Option Plan dated December 11, 1992
            (incorporated by reference to ASI's Proxy Statement dated
            January 11, 1993.)

     10.5 Analytical Surveys, Inc. 401-K Plan dated October 1, 1988 and amended and restated May 22, 1992 (incorporated by reference to ASI's Annual Report on Form 10-K for Fiscal Year ended
            September 30, 1992.)

     10.6 Analytical Surveys, Inc. Incentive Bonus Plan (incorporated by reference to ASI's Annual Report on Form 10-K for fiscal year ended
            September 30, 1992.)

     10.7   Employment agreement dated September 20, 1995 between ASI and
            Scott C. Benger (incorporated by reference to ASI's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.)

     10.8   1995 Non-Qualified Stock Option Plan dated August 22, 1995
            (incorporated by reference to ASI's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.)

     10.9   Real Estate Lease between MSE Realty, LLC and MSE Corporation, dated
            July 2, 1997 (incorporated by reference to ASI's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1998.)

     10.10  Employment Agreement dated July 2, 1997 between ASI and Randal J.
            Sage (incorporated by reference to ASI's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

     10.11  Employment Agreement dated July 2, 1997 between ASI and John J.
            Dillon III (incorporated by reference to ASI's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1998.)

     10.12  Consulting Agreement between ASI and John A. Thorpe, dated June 27,
            1997 (incorporated by reference to ASI's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

                                       44

     10.13 Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, as amended and restated (incorporated by reference to Amendment No. 1 to ASI's Quarterly Report on Form 10-Q for the quarter ended
            December 31, 1998.)

     10.14  Credit Agreement between ASI and Bank One, Colorado, N.A.. dated
            June 3, 1998 (including Exhibits A-1, A-2, A-3, C D and E thereto
            (incorporated by reference to ASI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     10.15  Amendment No. 1 to Credit Agreement between ASI and BankOne,
            Colorado, N.A.. dated as of July 10, 1998.

     10.16  Amendment No. 2. To Credit Agreement between ASI and BankOne,
            Colorado, N.A.. dated as of October 20, 1998.

     10.17  Amendment No. 3 to Credit Agreement between ASI and BankOne,
            Colorado, N.A.. dated as of November 24, 1998.

     10.18  Registration Rights Agreement dated July 2, 1997, between ASI and
            Sol C. Miller (incorporated by reference to ASI's Current Report on Form 8-K dated July 16, 1997, as amended on September 9, 1997).

     10.19 Consulting and Non-Competition Agreement dated July 2, 1997, between ASI and Sol C. Miller (incorporated by reference to ASI's
            Current Report on Form 8-K dated July 16, 1997, as amended on
            September 9, 1997).

     10.20 First Amendment to Consulting and Non-Competition Agreement between ASI and Sol C. Miller dated July 1, 1998.


23.  Consent of Experts and Counsel:

            Consent of KPMG Peat Marwick LLP.

27.  Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1998:


            Date of Report      Items Reported      Financial Statements Filed
            --------------      --------------      --------------------------

            June 26, 1998       Item 2              Audited financial statements
                                                    of Cartotech, Inc. for fiscal
                                                    years ended December 31, 1997
                                                    and 1996.

                                                    Unaudited financial statements
                                                    of Cartotech, Inc. for the
                                                    five month period ended May 31, 1998.

                                                    Proforma statement of operations
                                                    for the nine month period ended
                                                    June 30, 1998.


                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Analytical Surveys, Inc.

By: /s/ Sidney V. Corder                                 Date: December 22, 1998
    ---------------------------------------------------
    Sidney V. Corder, Chairman of the Board, President,
    Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature                                                  Date:

By:  /s/ Sidney V. Corder                                  December 22, 1998
   -----------------------------------------------
Sidney V. Corder, Director, Chairman of the Board,
President, Chief Executive Officer, and Director


By:  /s/ Scott C. Benger                                   December 22, 1998
   -----------------------------------------------
Scott C. Benger, Sr. Vice President Finance and Secretary/
Treasurer (chief financial officer and principal
accounting officer)


By:  /s/ Brian J. Yates                                    December 22, 1998
   -----------------------------------------------
Brian J. Yates, Controller


By:  /s/ Richard P. MacLeod                                December 22, 1998
   -----------------------------------------------
Richard P. MacLeod, Director


By:  /s/ James T. Rothe                                    December 22, 1998
   -----------------------------------------------
James T. Rothe, Director


By:  /s/ Robert H. Keeley                                  December 22, 1998
   -----------------------------------------------
Robert H. Keeley, Director


By:  /s/ John A. Thorpe                                    December 22, 1998
   -----------------------------------------------
John A. Thorpe, Director


By:  /s/ Willem H. J. Andersen                             December 22, 1998
   -----------------------------------------------
Willem H. J. Andersen, Director


By:  /s/  Sol C. Miller                                    December 22,1998
   -----------------------------------------------
Sol C. Miller, Director