Form 10-Q
period 1998-12-31
ANALYTICAL SURVEYS INC
filed 1999-02-16
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    /X/        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                         For the quarterly period ended

                                DECEMBER 31, 1998

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
                                                     Yes  X   No
                                                        -----   -----

The number of shares of common stock outstanding as of February 11, 1999 was 6,802,993.

PART I   ITEM 1.

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                           September 30,   December 31,
                                                               1998           1998
                                                           -------------   -------------
ASSETS

Current assets:
  Cash                                                        $ 2,243        $ 2,158
  Accounts receivable net of allowance for doubtful
    accounts of $161 and $155 at September 30 and
    December 31 respectively                                   17,501         21,595
  Revenue in excess of billings                                39,316         40,531
  Deferred income taxes                                           557            722
  Income tax receivable                                           675
  Prepaid expenses and other                                      659            856
                                                              -------        -------
      Total current assets                                     60,951         65,862
                                                              -------        -------

Equipment and leasehold improvements, at cost:
  Equipment                                                    13,015         14,579
  Furniture and fixtures                                        1,594          1,701
  Leasehold improvements                                          817            828
                                                              -------        -------
                                                               15,426         17,108
  Less accumulated depreciation and amortization               (7,470)        (8,256)
                                                              -------        -------
                                                                7,956          8,852
                                                              -------        -------

Deferred income taxes                                             134            129
Goodwill net of accumulated amortization
  of $1,654 and $2,044 at September 30 and
  December 31, respectively                                    25,272         24,826
Other assets, net of accumulated amortization
  of $549 and $745 at September 30 and
  December 31, respectively                                       227            131
                                                              -------        -------
      Total Assets                                            $94,540        $99,800
                                                              -------        -------
                                                              -------        -------


See accompanying notes to financial statements.

                            ANALYTICAL SURVEYS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                                           September 30,   December 31,
                                                               1998           1998
                                                           -------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                           $ 4,594        $ 6,170
  Billings in excess of revenue                                 1,232          2,392
  Accounts payable and other accrued liabilities                8,229          6,531
  Income taxes payable                                                           611
  Accrued payroll and related benefits                          5,910          3,508
                                                              -------        -------
      Total current liabilities                                19,965         19,212
                                                              -------        -------

Long-term debt, less current portion                           29,920         32,781
Deferred compensation payable                                     192            176
                                                              -------        -------
      Total liabilities                                        50,077         52,169

Stockholders' equity
  Preferred stock; no par value. Authorized 2,500
    shares; none issued or outstanding                           --             --
  Common stock; no par value.  Authorized 100,000
    shares; 6,732 and 6,774 shares issued and outstanding
    at September 30, and December 31, respectively             28,670         29,565
  Retained earnings                                            15,793         18,066
                                                              -------        -------
      Total stockholders' equity                               44,463         47,631
                                                              -------        -------
      Total liabilities and stockholders' equity              $94,540        $99,800
                                                              -------        -------
                                                              -------        -------

See accompanying notes to financial statements.

                           ANALYTICAL SURVEYS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                             1997         1998
                                                           ---------   ---------

Sales                                                       $17,402      28,229
                                                            -------     -------

Costs and Expenses
  Salaries, wages and related benefits                        8,822      14,288
  Subcontractor costs                                         1,611       3,708
  Other general and administrative                            3,174       4,365
  Depreciation and amortization                                 778       1,349
                                                            -------     -------
                                                             14,385      23,710
                                                            -------     -------

      Earnings from operations                                3,017       4,519
                                                            -------     -------

Other income (expense):
  Interest expense, net                                        (436)       (691)
  Other                                                          14          58
                                                            -------     -------
                                                               (422)       (633)
                                                            -------     -------

      Earnings before income taxes                            2,595       3,886

Income tax expense                                            1,039       1,613
                                                            -------     -------

      Net earnings                                          $ 1,556       2,273
                                                            -------     -------
                                                            -------     -------
Earnings per common share:
  Basic                                                     $  0.25        0.34
  Diluted                                                   $  0.23        0.32

Weighted average outstanding common shares:
  Basic                                                       6,119       6,739
  Diluted                                                     6,629       7,128


See accompanying notes to financial statements and common stock equivalent.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                          Three Months Ended December 31,

                                                                              1997               1998
                                                                             ------             ------
Cash flows from operating activities:
  Net earnings                                                              $ 1,556            $ 2,273
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                             778              1,349
      Deferred income tax benefit                                              (240)              (158)
      Tax benefit relating to exercise of stock options                         142                132
      Changes in operating assets and liabilities,
        net of effect of business combinations:
          Accounts receivable, net                                           (1,326)            (4,094)
          Revenue in excess of billings                                      (4,599)            (1,215)
          Income taxes                                                           --              1,285
          Prepaid expenses and other                                            (30)               (56)
          Billings in excess of revenue                                         913              1,160
          Accounts payable and other accrued liabilities                      2,087             (1,698)
          Accrued payroll and related benefits                                 (368)            (2,418)
                                                                            -------            -------
            Net cash provided (used) by operating activities                 (1,087)            (3,440)
                                                                            -------            -------

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                             (774)            (1,169)

Cash flows from financing activities:
  Net borrowings (payments) under lines of credit with banks                  1,178              3,400
  Proceeds from issuance of long-term debt                                      756              1,339
  Loan fees on long-term debt                                                                     (162)
  Principal payments of long-term debt                                         (747)              (302)
  Proceeds from exercise of stock options                                       188                249
                                                                            -------            -------
            Net cash provided by financing activities                         1,375              4,524
                                                                            -------            -------
            Net increase in cash                                               (486)               (85)

Cash at beginning of year                                                     1,559              2,243
                                                                            -------            -------

Cash at end of period                                                       $ 1,073            $ 2,158
                                                                            -------            -------
                                                                            -------            -------
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                    $   440            $   677
                                                                            -------            -------
                                                                            -------            -------
  Cash paid for income taxes                                                $    50            $   195
                                                                            -------            -------
                                                                            -------            -------
  Common stock issued for net assets acquired in
    business combinations                                                   $     0            $   514
                                                                            -------            -------
                                                                            -------            -------


See accompanying notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 1998. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at December 31, 1998 and its results of operations for the three months ended December 31, 1997 and 1998, and its cash flows for the three months ended December 31, 1997 and 1998. All such adjustments are of a normal recurring nature.

PART I   ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-Q, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY'S STRATEGY, FUTURE SALES, YEAR 2000 COMPLIANCE, FUTURE EXPENSES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-Q, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-Q. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, IN ITEM 1. BUSINESS--"RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

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

In 1995, the Company embarked on a more aggressive growth strategy, including consolidation of the fragmented GIS services industry. The Company's recent acquisitions are summarized in the following table:


        Date        Company                   Location              Employees
        ----        -------                   --------              ---------
        12/95       Intelligraphics           Wisconsin                200

         7/96       Westinghouse Landmark     North Carolina           105

         7/97       MSE Corporation           Indiana                  325

         6/98       Cartotech                 Texas                    270

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

                                                      Year                   Three Months
                                              Ended September 30,         Ended December 31,
                                        -------------------------------   ------------------
                                          1996       1997      1998        1997       1998
PERCENTAGE OF SALES:
Salaries, wages and related benefits      46.3%      48.5%     48.7%      50.7%      50.6%
Subcontractor costs                       17.2%      14.5%     13.6%       9.3%      13.1%
                                          -----      -----     -----      -----      -----
Total . . . . . . . . . . . . . .         63.5%      63.0%     62.3%      60.0%      63.7%

The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1995 through the end of the first three months of fiscal 1999, the Company has recognized aggregate losses on contracts of approximately $910,000. Over the same period, the Company recognized sales of $193.4 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

Backlog increases when new contracts are signed and decreases as revenue is recognized. As of December 31, 1998, backlog was $99.0 million. Recently, the number of large projects awarded to the Company has increased. Contracts for larger projects generally increase the Company's risk due to inflation as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there is no assurance that the Company will receive all of the revenue anticipated under signed contracts.

The Company engages in research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom-designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. The Company, through its Advanced Technology Division, also engages in research and development activities independently of the Company's work on particular customer projects. For the three months ended December 31, 1997 and 1998, the Company expended $55,478 and $67,072, respectively on such independent research and development activities in the Advanced Technology Division.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

                                                   Three Months Ended
                                                      December  31
                                                 --------------------------
                                                  1997             1998
PERCENTAGE OF SALES:
Sales                                            100.0%            100.0%
Costs and expenses
  Salaries, wages and related benefits            50.7              50.6
Subcontractor costs                                9.3              13.1
  Other general and administrative                18.2              15.5
  Depreciation and amortization                    4.5               4.8
                                                 -----             -----

Earnings from operations                          17.3              16.0
Other expense, net                                (2.4)             (2.2)
                                                 -----             -----

Earnings before income taxes                      14.9              13.8
Income tax expense                                 6.0               5.7
                                                 -----             -----

Net earnings                                       8.9%              8.1%
                                                 -----             -----
                                                 -----             -----


THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

SALES. The Company's sales consist of revenue recognized for services performed. Sales increased $10.8 million to $28.2 million for the first three months of fiscal 1999 from $17.4 million for the first three months of fiscal 1998. This increase was due to an increase in the number and size of customer contracts with the Company (including Cartotech) as well as the impact of the acquisition Cartotech in June 1998. Prior to its acquisition by the Company, Cartotech's sales for the first three months of fiscal 1998 were approximately $4.0 million.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits increased 62.0% to $14.3 million for the first three months of fiscal 1999 from $8.8 million for the first three months of fiscal 1998. This increase was primarily due to the addition of over 270 employees as a result of the Cartotech acquisition in June 1998, as well as the hiring of additional employees to support the Company's increased business. As a percentage of sales, salaries, wages and related benefits decreased slightly to 50.6% for the first three months of fiscal 1999 from 50.7% for the first three months of fiscal 1998.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 130.2% to $3.7 million for the first three months of fiscal 1999 from $1.6 million for the first three months of fiscal 1998, and increased as a percentage of sales to 13.1% for the first three months of fiscal 1999 from 9.3% for the first three months of fiscal 1998. Subcontractor costs were lower than normal in 1998 due to reduced use of outside subcontractors in that period.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased 37.5% to $4.4 million for the first three months of fiscal 1999 from $3.2 million for the first three months of fiscal 1998, primarily due to the acquisition of Cartotech. As a percentage of sales, other general and administrative costs decreased to 15.5% for the first three months of fiscal 1999 from 18.2% for the first three months of fiscal 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For the first three months of fiscal 1999, depreciation and amortization increased 73.4% to $1.3 million from $778,000 for the first three months of fiscal 1998. This increase was primarily attributable to the increased goodwill recorded as a result of the Cartotech acquisitions. As a percentage of sales, depreciation and amortization increased to 4.8% for the first three months of fiscal 1999 from 4.5% for fiscal 1998.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 58.5% to $691,000 for the first three months of fiscal 1999 from $436,000 for the first three months of fiscal 1998. This increase was primarily due to increased term debt incurred in connection with the acquisition of Cartotech in June 1998 and increased utilization of the Company's lines of credit for working capital.

INCOME TAX EXPENSE. Income tax expense was $1.6 million for the first three months of fiscal 1999 compared to $1.0 million for the first three months of fiscal 1998. The Company's effective income tax rate for the first three months of fiscal 1999 was 41.5%, an increase from 40.0% for the first three months of fiscal 1998, due to increases in state income taxes and the nondeductible nature of the Cartotech goodwill.

NET EARNINGS. Due to the factors discussed above, net earnings increased 46.1% to $2.3 million for the first three months of fiscal 1999 from $1.6 million for the first three months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. As of December 31, 1998, the Company's outstanding balance on its lines of credit was $9.2 million. During 1998, the Company replaced its existing lines of credit with a three-year, $21.0 million secured working capital line of credit and the Company refinanced $25.4 million of term debt. Borrowings under the new credit facilities bear interest at a rate per annum equal to, at the Company's option, (i) the agent bank's prime rate or (ii) an adjusted London Interbank Offering Rate (LIBOR) plus a margin ranging from 1.25% to 1.75%. The effective borrowing rate was 6.2842% on December 31, 1998.

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

Net cash used by the Company's operating activities was ($1.1) million, and ($3.4) million for first three months of fiscal years 1998 and 1999, respectively. The change in operating cash flows is primarily attributable to normal fluctuations in the contract-related accounts described in the previous paragraph. At December 31, 1998, the working capital in contract-related accounts was equivalent to 194 days sales outstanding, up from 182 days at September 30, 1998. The Company believes that this level of investment is consistent with its normal operating range of days sales outstanding.

Cash used by investing activities for the first three months of fiscal years 1998 and 1999 was ($774,000) and ($1.2) million, respectively. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash provided by financing activities for the first three months of fiscal years 1998 and 1999 was $1.4 million and $4.5 million, respectively. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.

The Company believes that funds available under its lending arrangements and cash flow from operations are adequate to finance its operations for at least the next 18 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for fiscal years beginning after December 15, 1997 (the Company's fiscal year beginning October 1, 1998). Reclassification for earlier periods is required for comparative purposes. The Company adopted this statement beginning October 1, 1998 with no effect on its financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997 (the Company's fiscal year beginning October 1, 1998). Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company adopted this statement beginning October 1, 1998 with no effect on its financial statements.

In addition, the Company believes the future adoption of FASB Statements No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" will not have a material affect on its financial statements.

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

                                                    Analytical Surveys, Inc.
                                                                (Registrant)

         Date: February 12, 1999                       /s/  Sidney V. Corder
                                                    ------------------------
                                                  Sidney V, Corder, Chairman
                                                 and Chief Executive Officer

         Date: February 12, 1999                        /s/  Scott C. Benger
                                                    ------------------------
                                        Scott C. Benger, Secretary/Treasurer
                                            (principal financial officer and
                                               principal accounting officer)

         Date: February 12, 1999                         /s/  Brian J. Yates
                                                    ------------------------
                                                  Brian J. Yates, Controller