Form 10-Q
period 1999-03-31
ANALYTICAL SURVEYS INC
filed 1999-05-17
CIK 753048

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


  X            Quarterly Report Pursuant to Section 13 or 15(d)
-----              of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                MARCH 31, 1999

                                          or

               Transition Report Pursuant to Section 13 or 15(d)
-----             of the Securities Exchange Act of 1934

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

The number of shares of common stock outstanding as of May 10, 1999 was 6,829,028.

PART I    ITEM 1.


ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)



                                                    Sept. 30,      March 31,
                                                    ---------      ---------
                                                      1998           1999
                                                      ----           ----
ASSETS
Current assets:
   Cash                                              $ 2,243          2,617
   Accounts receivable, net of allowance
     for doubtful accounts of $161 and $106
     in 1998 and 1999, respectively                   17,501         17,637
   Revenue in excess of billings                      39,316         42,792
   Prepaid expenses and other                            659          1,152
   Deferred income taxes                                 557            398
   Income taxes receivable                               675             77
                                                      ------         ------
               Total current assets                   60,951         64,673
                                                      ------         ------

Equipment and leasehold improvements, at cost:
   Equipment                                          13,015         15,304
   Furniture and fixtures                              1,594          1,780
   Leasehold improvements                                817            966
                                                      ------         ------
                                                      15,426         18,050
   Less accumulated depreciation and amortization     (7,470)        (9,097)
                                                      ------         ------
                                                       7,956          8,953
                                                      ------         ------

Goodwill, net of accumulated amortization of
   $1,654 and $2,464 in 1998 and 1999,
   respectively                                       25,272         24,190
Other assets, net of accumulated amortization of
   $549 and $824 in 1998 and 1999, respectively          227             52
Deferred income taxes                                    134            263
                                                      ------         ------

               Total assets                          $94,540         98,131
                                                      ------         ------
                                                      ------         ------

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

(In Thousands)


(Unaudited)





                                                   Sept. 30,      March 31,
                                                   ---------      ---------
                                                      1998           1999
                                                      ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt              $ 4,594          6,672
   Billings in excess of revenue                       1,232          2,253
   Accounts payable and other accrued expenses         8,229          5,207
   Accrued payroll and related benefits                5,910          4,358
                                                      ------         ------

               Total current liabilities              19,965         18,490

Long-term debt, less current portion                  29,920         28,518

Deferred compensation payable                            192            174
                                                      ------         ------

               Total liabilities                      50,077         47,182
                                                      ------         ------

Stockholders' equity:
   Preferred stock-authorized 2,500 shares of
      no par value; no shares issued or
      outstanding
   Common stock-authorized 100,000 shares of
      no par value; issued and outstanding
      6,732 shares at September 30, 1998 and
      6,821 shares at March 31, 1999                  28,670         30,304
   Retained earnings                                  15,793         20,645
                                                      ------         ------

               Total stockholders' equity             44,463         50,949
                                                      ------         ------

               Total liabilities and
                stockholders' equity                 $94,540         98,131
                                                      ------         ------
                                                      ------         ------

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)





                                                        Three Months Ended              Six Months Ended
                                                             March 31,                      March 31,
                                                        1998           1999           1998           1999
                                                        ----           ----           ----           ----
Sales                                                $19,951         29,166         37,353         57,396
                                                      ------         ------         ------         ------
Costs and expenses
   Salaries, wages and benefits                        9,583         14,716         18,405         29,004
   Subcontractor costs                                 2,735          3,671          4,345          7,379
   Other general and administrative                    3,426          4,494          6,601          8,860
   Depreciation and amortization                         830          1,395          1,608          2,744
                                                      ------         ------         ------         ------
                                                      16,574         24,276         30,959         47,987
                                                      ------         ------         ------         ------

      Earnings from operations                         3,377          4,890          6,394          9,409
                                                      ------         ------         ------         ------

Other income (expense)
   Interest expense                                     (448)          (696)          (884)        (1,388)
   Other income, net                                      17            102             31            160
                                                      ------         ------         ------         ------
                                                        (431)          (594)          (853)        (1,228)
                                                      ------         ------         ------         ------
      Earnings before income taxes                     2,946          4,296          5,541          8,181

Income tax expenses                                    1,145          1,716          2,184          3,329
                                                      ------         ------         ------         ------
      Net earnings                                   $ 1,801          2,580          3,357          4,852
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------

Basic earnings per share                             $  0.29           0.38           0.54           0.72

Diluted earnings per share                           $  0.27           0.36           0.50           0.68

Weighted average shares outstanding
   Basic                                               6,207          6,799          6,163          6,769
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
   Diluted                                             6,713          7,181          6,671          7,155
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

                                                                   Six months ended March 31,
                                                                       1998           1999
                                                                       ----           ----
Cash flows from (used by) operating activities:
   Net earnings                                                     $ 3,357          4,852
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                   1,608          2,744
      Gain on the sale of assets                                        (15)          --
      Deferred income tax benefits                                     (262)            31
      Tax benefit relating to exercise of stock options               2,509            516
      Changes in operating assets and liabilities, net of
       effect of business combinations:
         Accounts receivable, net                                    (1,754)          (136)
         Revenue in excess of billings                              (11,018)        (3,489)
         Prepaid expenses and other                                    (153)          (387)
         Income taxes receivable                                     (1,035)           598
         Goodwill                                                      --              173
         Billings in excess of revenue                                  622          1,033
         Accounts payable and other accrued liabilities               2,227         (3,021)
         Accrued payroll and related benefits                             7         (1,569)
                                                                     ------         ------

            Net cash provided (used) by operating activities         (3,907)         1,345
                                                                     ------         ------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                  (1,924)        (2,110)
   Proceeds from the sale of equipment                                   21           --
                                                                     ------         ------

            Net cash used by investing activities                    (1,903)        (2,110)
                                                                     ------         ------

Cash flows from financing activities:
   Net borrowings (payments) under lines-of-credit with bank          4,517           (250)
   Proceeds from issuance of long-term debt                           1,000          2,696
   Loan fees on long-term debt                                         --             (141)
   Principal payments of long-term debt                              (1,506)        (1,770)
   Proceeds from exercise of stock options                            1,280            604
                                                                     ------         ------

            Net cash provided by financing activities                 5,291          1,139
                                                                     ------         ------

            Net increase/(decrease) in cash and cash equivalents       (519)           374
                                                                     ------         ------

Cash at beginning of period                                           1,559          2,243
                                                                     ------         ------
                                                                     ------         ------

Cash at end of period                                               $ 1,040          2,617
                                                                     ------         ------
                                                                     ------         ------

Supplemental cashflow disclosures:
   Interest paid                                                    $   886          1,255
                                                                     ------         ------
                                                                     ------         ------
   Income taxes paid                                                $ 1,042          2,295
                                                                     ------         ------
                                                                     ------         ------
   Common Stock issued for net assets acquired in business
    combinations                                                    $  --              514
                                                                     ------         ------
                                                                     ------         ------

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarterly Report on Form 10-Q

March 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of March 31, 1999 and for the six months ended March 31, 1998 and 1999 have been prepared by management in accordance with the accounting policies described in the Company's Annual Report for the year ended September 30, 1998. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements have not been audited by independent auditors. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at March 31, 1999 and its results of operations for the three months and six months ended March 31, 1998 and 1999, and its cash flows for the six months ended March 31, 1998 and 1999. All such adjustments are of a normal recurring nature.



PART I    ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-Q, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY'S STRATEGY, FUTURE SALES, YEAR 2000 COMPLIANCE, FUTURE EXPENSES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-Q, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-Q. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, AND IN ITEM 1. BUSINESS--"RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

ANY STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q RELATED TO THE YEAR 2000 ARE HEREBY DENOMINTED AS "YEAR 2000 STATEMENTS" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.


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


                                                                      Year                               Six Months
                                                            Ended September 30, 1998                Ended March 31, 1999
                                                        1996           1997           1998           1998           1999
                                                        ----           ----           ----           ----           -----
PERCENTAGE OF SALES:
Salaries, wages and related benefits                    46.3%          48.5%          48.7%          49.3%          50.5%
Subcontractor costs                                     17.2           14.5           13.6           11.6           12.9

               Total production costs                   63.5%          63.0%          62.3%          60.9%          63.4%

The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1995 through the end of the first six months of fiscal 1999, the Company has recognized aggregate losses on contracts of approximately $910,000. Over the same period, the Company recognized sales of $222.6 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.


Backlog increases when new contracts are signed and decreases as revenue is recognized. As of March 31, 1999, backlog was approximately $105 million. Recently, the number of large projects awarded to the Company has increased. Contracts for larger projects generally increase the Company's risk due to inflation as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there is no assurance that the Company will receive all of the revenue anticipated under signed contracts.


The Company engages in research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom-designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. The Company, through its Advanced Technology Division, also engages in research and development activities independently of the Company's work on particular customer projects. For the six months ended March 31, 1998 and 1999, the Company expended $120,029 and $131,677, respectively on such independent research and development activities in the Advanced Technology Division.


RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:



                                                        Three months ended              Six months ended
                                                              March 31                     March 31
                                                        1998           1999           1998           1999
                                                        ----           ----           ----           ----
PERCENTAGE OF SALES:
Sales                                                  100.0%         100.0%         100.0%         100.0%

Costs and expenses
   Salaries, wages and related benefits                 48.0           50.5           49.3           50.5
   Subcontractor costs                                  13.7           12.6           11.6           12.9
   Other general and administrative                     17.2           15.4           17.7           15.4
   Depreciation and amortization                         4.2            4.8            4.3            4.8
                                                        ----           ----           ----           ----

Earnings from operations                                16.9           16.7           17.1           16.4
Other expense, net                                       2.2            2.0            2.3            2.1
                                                        ----           ----           ----           ----

Earnings before income taxes                            14.7           14.7           14.8           14.3
Income tax expense                                       5.7            5.9            5.8            5.8
                                                        ----           ----           ----           ----

Net earnings                                             9.0            8.8            9.0            8.5
                                                        ----           ----           ----           ----
                                                        ----           ----           ----           ----

THREE MONTHS ENDED MARCH 31, 1998 AND 1999


SALES. The Company's sales consist of revenue recognized for services performed. Sales increased 46% to $29.2 million for the three months ended March
31, 1999 from $20.0 million for the same period in fiscal 1998.   This increase
was due to an increase in the number and size of customer contracts with the Company as well as the impact of the acquisition of Cartotech in June 1998. Prior to its acquisition by the Company, Cartotech's sales for the three months ended March 31, 1998 were approximately $3.8 million.


SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits increased 53.6% to $14.7 million for the three months ended March 31, 1999 from $9.6 million for the three months ended March 31, 1998. This increase was primarily due to the addition of over 270 employees as a result of the Cartotech acquisition in June 1998, as well as the hiring of additional employees to support the Company's increased business. As a percentage of sales, salaries, wages and related benefits increased to 50.5% for the three months ended March 31, 1999 from 48.0% for the three months ended March 31, 1998.


SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 34.2% to $3.7 million for the three months ended March 31, 1999 from $2.7 million for the three months ended March 31, 1998, but decreased as a percentage of sales to 12.6% for the three months ended March 31, 1999 from 13.7% for the three months ended March 31, 1998. Subcontractor costs declined as a percentage of sales because a greater proportion of production work was performed by employees in the three months ended March 31, 1999 than in the same period of 1998.


OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased 31.2% to $4.5 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998, primarily due to the acquisition of Cartotech. As a percentage of sales, other general and administrative costs decreased to 15.4% for the three months ended March 31, 1999 from 17.2% for the three months ended March 31, 1998.


DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For the three months ended March 31, 1999, depreciation and amortization increased 68.0% to $1.4 million from $830,000 for the three months ended March 31, 1998. This increase was primarily attributable to the increased goodwill recorded as a result of the Cartotech acquisitions. As a percentage of sales, depreciation and amortization increased to 4.8% for the three months ended March 31, 1999 from 4.2% for the same period of fiscal 1998.


OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 55.2% to $696,000 for the three months ended March 31, 1999 from $448,000 for the three months ended March 31, 1998. This increase was primarily due to increased term debt incurred in connection with the acquisition of Cartotech in June 1998 and increased utilization of the Company's lines of credit for working capital.


INCOME TAX EXPENSE. Income tax expense was $1.7 million for the three months ended March 31, 1999 compared to $1.1 million for the three months ended March 31, 1998. The Company's effective income tax rate for the three months ended March 31, 1999 was 40.0%, an increase from 38.9% for the three months ended March 31, 1998, due to increases in state income taxes and nondeductible goodwill relating to the Cartotech acquisition.


NET EARNINGS. Due to the factors discussed above, net earnings increased 43.2% to $2.6 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998.

SIX MONTHS ENDED MARCH 31, 1998 AND 1999


SALES. Sales increased 54% to $57.4 million for the six months ended March 31, 1999 from $37.4 million for the six months ended March 31, 1998. This increase was due to an increase in the number and size of customer contracts with the Company (including Cartotech) as well as the impact of the acquisition of Cartotech in June 1998. Prior to its acquisition by the Company, Cartotech's sales for the six months ended March 31, 1998 were approximately $7.8 million.


SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits increased 57.6% to $29.0 million for the six months ended March 31, 1999 from $18.4 million for the six months ended March 31, 1998. This increase was primarily due to the addition of over 270 employees as a result of the Cartotech acquisition in June 1998, as well as the hiring of additional employees to support the Company's increased business. As a percentage of sales, salaries, wages and related benefits increased to 50.5% for the six months ended March 31, 1999 from 49.3% for the six months ended March 31, 1998.


SUBCONTRACTOR COSTS. Subcontractor costs increased 69.8% to $7.4 million for the six months ended March 31, 1999 from $4.3 million for the six months ended March 31, 1998, and decreased as a percentage of sales to 12.9% for the six months ended March 31, 1999 from 11.6% for the six months ended March 31, 1998. Subcontractor costs declined as a percentage of sales because a greater proportion of production work was performed by employees in 1999 than in the same period of 1998.


OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative increased 34.2% to $8.9 million for the six months ended March 31, 1999 from $6.6 million for the six months ended March 31, 1998, primarily due to the acquisition of Cartotech. As a percentage of sales, other general and administrative costs decreased to 15.4% for the six months ended March 31, 1999 from 17.7% for the six months ended March 31, 1998.


DEPRECIATION AND AMORTIZATION. For the six months ended March 31, 1999, depreciation and amortization increased 70.7% to $2.7 million from $1.6 million for the six months ended March 31, 1998. This increase was primarily attributable to the increased goodwill recorded as a result of the Cartotech acquisitions. As a percentage of sales, depreciation and amortization increased to 4.8% for the six months ended March 31, 1999 from 4.3% for same period of fiscal 1998.


OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 55.2% to $1.4 million for the six months ended March 31, 1999 from $884,000 for the six months ended March 31, 1998. This increase was primarily due to increased term debt incurred in connection with the acquisition of Cartotech in June 1998 and increased utilization of the Company's lines of credit for working capital.


INCOME TAX EXPENSE. Income tax expense was $3.3 million for the six months ended March 31, 1999 compared to $2.2 million for the six months ended March 31, 1998. The Company's effective income tax rate for the six months ended March 31, 1999 was 40.7%, an increase from 39.4% for the six months ended March 31, 1998, due to increases in state income taxes and nondeductible goodwill relating to the Cartotech acquisition.


NET EARNINGS. Due to the factors discussed above, net earnings increased 44.6% to $4.9 million for the six months ended March 31, 1999 from 3.4 million for the six months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES


Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. As of March 31, 1999, the Company's outstanding balance on its lines of credit was $5.5 million. During 1998, the Company replaced its existing lines of credit with a three-year, $21.0 million secured working capital line of credit and the Company refinanced $25.4 million of term debt. Borrowings under the new credit facilities bear interest at a rate per annum equal to, at the Company's option,
(i) the agent bank's prime rate or (ii) an adjusted London Interbank Offering Rate (LIBOR) plus a margin ranging from 1.25% to 1.75%. The effective borrowing rate was 6.2% on March 31, 1999.


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


Net cash provided by operations was $1.3 million for the six months ended March 31, 1999. Net cash used by the Company's operating activities was ($3.9) million for the six months ended March 31 1998. The change in operating cash flows is primarily attributable to normal fluctuations in the contract-related accounts described in the previous paragraph. At March 31, 1999, the working capital in contract-related accounts was equivalent to 180 days sales outstanding, down from 194 days at December 31, 1998. The Company believes that this level of investment is consistent with its normal operating range of days sales outstanding.


Cash used by investing activities for the first six months of fiscal years 1998 and 1999 was ($1.9) million and ($2.1) million, respectively. Such investing activities principally consisted of payments for purchases of equipment.


Cash provided by financing activities for the first six months of fiscal years 1998 and 1999 was $5.3 million and $1.1 million, respectively. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment.


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


In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997 (the Company's fiscal year beginning October 1, 1998). Presentation of segment information for earlier periods is required, unless impracticable, for comparative purposes. The Company adopted this statement beginning October 1, 1998 with no effect on its financial statements.


In addition, the Company believes the adoption of FASB Statements No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" will not have a material affect on its financial statements.


YEAR 2000 ISSUES


GENERAL


The "Year 2000" issue is the result of computer programs using two digits, rather than four, to define the applicable year. The failure of such programs to recognize the Year 2000 as such could result in system failures and miscalculations or errors causing disruptions of operations or other business problems, including among others a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company and the third parties with which it does business rely on numerous computer programs in their daily operations.


Prior to the second quarter of fiscal 1999, the Company conducted an informal survey of its material information technology ("IT") and operating systems; non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded micro controller technology), including its proprietary production software; and the Year 2000 readiness of the Company's major vendors and material service providers and subcontractors. During the first quarter of fiscal 1999, the Company established a formal Year 2000 program to address in detail the Year 2000 issue with respect to all of the Company's IT and non-IT systems, its vendors, service providers and material clients.


The Company's formal Year 2000 program is divided into four major phases: inventory; validation; renovation; and implementation/testing.


The inventory phase involves an initial inventory of all hardware, software, and infrastructure as well as material vendors and service providers, including subcontractors and clients to identify all of the areas in the Company's and such third parties' operations where the Year 2000 issue may arise to assess the items identified as potentially having a Year 2000 issue. The Company completed the inventory phase of its Year 2000 program during the second quarter although the Company expects to continue monitoring activity in an effort to ensure that unforeseen Year 2000 critical items will be discovered.


The validation phase involves the performance of tasks to identify potential Year 2000 issues and to determine the action required, if any, to mitigate the risks to the Company. The Company is also in the process of identifying which of its IT and non-IT systems have Year 2000 issues. The Company's internal Year 2000 team is performing this phase with respect to its operations under the direct control of the Company and anticipates that it will be substantially complete by June 1, 1999. The Company is in the process of identifying its vendors, suppliers and subcontractors and customers whose Year 2000 readiness may impact its business. The Company expects to complete gathering information from these parties by August 1, 1999 and expects to complete its assessment of their readiness by October 1, 1999.

The renovation phase is intended to ensure that the appropriate items as identified in the validation phase as having Year 2000 issues are upgraded or procedures put in place to meet Year 2000 compliance criteria. This may include software updates, hardware updates, development of new processes or "work-arounds," new business practices and training programs. While completion of the various elements of this phase is tied to corresponding elements within the inventory and validation phase, the Company anticipates that the material repairs, replacements and renovations will be substantially complete by August 1, 1999 for systems under the direct control of the Company.


The implementation/testing phase involves verifying and testing the critical business processes and systems and infrastructure to ensure Year 2000 issues will not cause major disruption in the ongoing operation of the Company's business. The Company expects that the implementation/testing phase will be performed by its internal Year 2000 team following the completion of the repair and renovation phase and will be substantially complete by November 1, 1999.


STATE OF READINESS


The Company's progress toward completing its formal risk assessment of the Year 2000 issue within the Company is on schedule to be completed by June 1, 1999. However, based on the Company's preliminary assessment of its most critical systems, its proprietary operations software, and its IT and non-IT systems, it believes that no material Year 2000 issues will arise in the formal assessment. In addition, although the Company cannot evaluate its total risk regarding the Year 2000 issue because of the uncertainty of the readiness of third party suppliers, vendors and subcontractors and of the Company's customers, based on preliminary information concerning certain vendors, suppliers and subcontractors the Company does not believe that its significant vendors, suppliers and subcontractors are or are likely to present any significant exposure due to Year 2000 issues. The Company's customer contracts specify database designs, including date fields, and the Company's delivery of data conforms to such specifications. Accordingly, the Company has not formally evaluated and does not anticipate evaluating the Year 2000 issue as it relates to the computer systems used by its customers and potential customers. Although the renovation and implementation/testing phases have not yet commenced, the Company anticipates that these phases will proceed along the schedule that is identified in the program described above.


COSTS


The Company expects to utilize internal resources to perform the work required to address the Year 2000 issue. To date, these costs have not been material and involve the temporary reallocation of existing resources. Although the Company believes that the remaining cost of the Year 2000 modifications for its internal systems will not be material, there can be no assurance that upon completion of the validation phase, a Year 2000 compliance issue will arise that could result in material expenditures or that could have an adverse effect on the Company's business, operating results or financial position.


RISKS


In a reasonably likely worst-case scenario, the failure to correct a material Year 2000 problem in the Company's internal IT and non-IT systems could result in an interruption in or failure of certain normal business activities or operations, including operations that are essential to the provision of the Company's services. In addition, the Company also faces risks that its venders, suppliers and subcontractors will not be able to remedy their Year 2000 issues since the Company has not completed its assessment of these parties' Year 2000 readiness. The Company cannot determine the present risks to the Company of such failures. Under a reasonably likely worst-case scenario, if such vendors were not Year 2000 compliant and other vendors, suppliers or subcontractors could not be readily substituted for them, such failures could have a material adverse effect on the Company's operations. The Company currently believes that its most reasonably likely worst-case scenario would occur if the Company's present or future customers, which are primarily utilities, local and state governments, would fail to achieve Year 2000 compliance. If the Company's customers are not Year 2000 compliant, they may be unable to pay the Company's invoices for some period of time or postpone, delay or cancel work on the Company's contracts. In addition, they may expend material costs to remedy problems or they may face litigation expenses. As a result, Year 2000 issues could reduce or eliminate customers' budgets for purchases of the Company's services even if those customers currently believe they are Year 2000 compliant. Depending on the number of customers that experience these problems, these events could have a material adverse effect on the Company's business, operating results and financial condition.


CONTINGENCY PLANS


As the Company has not completed its validation phase, it has not yet developed a contingency plan. When it completes the validation and repair and renovation phases of its Year 2000 program it will determine whether a contingency plan is necessary.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.


Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $31.6 million was outstanding as of March 31, 1999. Assuming March 31, 1998 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's interest expense by $316,000.


PART II.       OTHER INFORMATION


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


Item 4.   Submission of Matters to a Vote of Security Holders


Two matters were voted upon at the Annual Meeting of Shareholders on February 17, 1999:


(a) All nominees for directors listed in the Company's proxy statement were elected; there was no solicitation in opposition to management's nominees. The following directors were re-elected to serve for one year or until the next election of directors:

                                            For            Withhold
          Willem H. J. Andersen         4,850,928           7,122
          Sidney V. Corder              4,850,928           7,122
          Robert H. Keeley              4,850,928           7,122
          Richard P. MacLeod            4,850,928           7,122
          Sol C. Miller                 4,850,928           7,122
          James T. Rothe                4,850,928           7,122
          John A. Thorpe                4,850,928           7,122

(b) The proposal to ratify the selection of KPMG, LLP as Analytical Surveys, Inc.'s independent auditors for the fiscal year ending September 30, 1999.

          For                 4,851,967
          Against                   628
          Abstain                 5,455

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.    Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended March 31, 1999.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ANALYTICAL SURVEYS, INC.
                                                                   (Registrant)

          Date:  May 14, 1999                             /s/  Sidney V. Corder
                                                  -----------------------------
                                                     Sidney V, Corder, Chairman
                                                    and Chief Executive Officer

          Date:  May 14, 1999                              /s/  Scott C. Benger
                                                  -----------------------------
                                           Scott C. Benger, Secretary/Treasurer
                                               (principal financial officer and
                                                  principal accounting officer)

          Date:  May 14, 1999                               /s/  Brian J. Yates
                                                  -----------------------------
                                                     Brian J. Yates, Controller