Form 10-Q
period 1999-06-30
ANALYTICAL SURVEYS INC
filed 1999-08-12
CIK 753048

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q

   X            Quarterly Report Pursuant to Section 13
  ---           or 15(d) of the Securities Exchange Act
                                 of 1934


                    For the quarterly period ended
                             JUNE 30, 1999

                                    or

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

The number of shares of common stock outstanding as of August 10, 1999 was 6,931,554.

PART I   ITEM 1.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

                                                                       Sept. 30,            June 30,
                                                                        1998                  1999
                                                                     -----------          -----------
ASSETS

Current assets:
     Cash                                                            $     2,243              2,909
     Accounts receivable, net of allowance for doubtful
       accounts of $161 and $111 in 1998 and 1999, respectively           17,501             19,974
     Revenue in excess of billings                                        39,316             45,143
     Prepaid expenses and other                                              659              1,263
     Deferred income taxes                                                   557                297
     Income taxes receivable                                                 675                 --
                                                                     -----------          ---------
                           Total current assets                           60,951             69,586
                                                                     -----------          ---------

Equipment and leasehold improvements, at cost:
     Equipment                                                            13,015             15,412
     Furniture and fixtures                                                1,594              1,835
     Leasehold improvements                                                  817              1,019
                                                                     -----------          ---------
                                                                          15,426             18,266
     Less accumulated depreciation and amortization                       (7,470)            (9,507)
                                                                     -----------          ---------
                                                                           7,956              8,759
                                                                     -----------          ---------
Goodwill, net of accumulated amortization of $1,654
  and $2,987 in 1998 and 1999, respectively                               25,272             23,698
Other assets, net of accumulated amortization of
  $549 and $850 in 1998 and 1999, respectively                               227                 12
Deferred income taxes                                                        134                289
                                                                     -----------          ---------
                           Total assets                              $    94,540            102,344
                                                                     -----------          ---------
                                                                     -----------          ---------

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

(In Thousands)

(Unaudited)

                                                                       Sept. 30,            June 30,
                                                                        1998                  1999
                                                                     -----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                            $    4,594                6,968
     Billings in excess of revenue                                        1,232                2,642
     Accounts payable and other accrued expenses                          8,229                5,019
     Income taxes payable                                                    --                1,235
     Accrued payroll and related benefits                                 5,910                4,857
                                                                     ----------            ---------
                  Total current liabilities                              19,965               20,721

Long-term debt, less current portion                                     29,920               26,258

Deferred compensation payable                                               192                   85
                                                                     ----------            ---------
                  Total liabilities                                      50,077               47,064
                                                                     ----------            ---------

Stockholders' equity:
     Preferred stock-authorized 2,500 shares of no par value;
       no shares issued or outstanding
     Common stock-authorized 100,000 shares of no par value;
       issued and outstanding 6,732 shares at September 30,
       1998 and 6,918 shares at June 30, 1999                            28,670               31,617
     Retained earnings                                                   15,793               23,663
                                                                     ----------            ---------
                  Total stockholders' equity                             44,463               55,280
                                                                     ----------            ---------
                  Total liabilities and stockholders' equity         $   94,540              102,344
                                                                     ----------            ---------
                                                                     ----------            ---------


ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

                                                    Three Months Ended                         Nine Months Ended
                                                         June 30,                                 June 30,
                                                  1998               1999                  1998               1999
                                                  ----               ----                  ----               ----
Sales                                         $  22,752             31,167                 60,105             88,563
                                              ---------             ------                 ------             ------
Costs and expenses
     Salaries, wages and benefits                10,553             14,965                 28,958             43,927
     Subcontractor costs                          3,750              4,507                  8,096             11,886
     Other general and administrative             3,931              4,594                 10,531             13,495
     Depreciation and amortization                  905              1,484                  2,513              4,229
                                              ---------             ------                 ------             ------
                                                 19,139             25,550                 50,098             73,537
                                              ---------             ------                 ------             ------
         Earnings from operations                 3,613              5,617                 10,007             15,026
                                              ---------             ------                 ------             ------
Other income (expense)
     Interest expense                              (541)              (677)                (1,425)            (2,065)
     Other income, net                               84                 70                    115                230
                                              ---------             ------                 ------             ------
                                                   (457)              (607)                (1,310)            (1,835)
                                              ---------             ------                 ------             ------
         Earnings before income taxes             3,156              5,010                  8,697             13,191

Income tax expenses                               1,271              1,992                  3,455              5,321
                                              ---------             ------                 ------             ------
         Net earnings                         $   1,885              3,018                  5,242              7,870
                                              ---------             ------                 ------             ------
                                              ---------             ------                 ------             ------
Basic earnings per share                      $    0.30                .44                   0.84               1.16
                                              ---------             ------                 ------             ------
                                              ---------             ------                 ------             ------
Diluted earnings per share                    $    0.28                .42                   0.78               1.10
                                              ---------             ------                 ------             ------
                                              ---------             ------                 ------             ------
Weighted average shares outstanding
     Basic                                        6,345              6,917                  6,224              6,739
                                              ---------             ------                 ------             ------
                                              ---------             ------                 ------             ------
     Diluted                                      6,819              7,191                  6,720              7,128
                                              ---------             ------                 ------             ------
                                              ---------             ------                 ------             ------


ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

                                                                                Nine Months Ended
                                                                                    June 30,
                                                                             1998               1999
                                                                          ----------          --------
Cash flows from (used by) operating activities:
  Net earnings                                                            $    5,242           7,870
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                            2,513           4,229
      Gain on the sale of assets                                                 (15)             --
      Deferred income tax benefits                                              (290)            105
      Tax benefit relating to exercise of stock options                        2,902           1,156
      Changes in operating assets and liabilities, net
        of effect of business combinations:
          Accounts receivable, net                                            (4,362)         (2,473)
          Revenue in excess of billings                                      (14,425)         (5,827)
          Prepaid expenses and other                                            (235)           (638)
          Other                                                                  (53)             --
          Income taxes receivable                                             (1,316)            675
          Billings in excess of revenue                                          265           1,410
          Accounts payable and other accrued expenses                          2,492          (3,210)
          Income taxes payable                                                    --           1,236
          Accrued payroll and related benefits                                 1,288          (1,160)
                                                                          ----------        --------
            Net cash provided (used) by operating activities                  (5,994)          3,373
                                                                          ----------        --------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                            (2,668)         (3,085)
  Proceeds from the sale of equipment                                             22             391
  Payments for net assets acquired in business
    combinations, net of cash acquired                                        (8,305)             --
                                                                          ----------        --------
            Net cash used by investing activities                            (10,951)         (2,694)
                                                                          ----------        --------
Cash flows from financing activities:
  Net borrowings (payments) under lines-of-credit with bank                    5,347          (1,275)
  Proceeds from issuance of long-term debt                                    11,501           3,468
  Principal payments of long-term debt                                        (1,481)         (3,481)
  Proceeds from exercise of stock options                                      1,590           1,275
                                                                          ----------        --------
            Net cash/(used) by financing activities                           16,957             (13)
                                                                          ----------        --------
            Net increase/(decrease) in cash and cash equivalents                  12             666
                                                                          ----------        --------
Cash at beginning of period                                                    1,559           2,243
                                                                          ----------        --------
Cash at end of period                                                     $    1,571           2,909
                                                                          ----------        --------
                                                                          ----------        --------
  Interest paid                                                           $      887           2,081
                                                                          ----------        --------
                                                                          ----------        --------
  Income taxes paid                                                       $    1,042           2,295
                                                                          ----------        --------
                                                                          ----------        --------
  Common Stock issued for net assets acquired
    in business combinations                                              $    8,270             514
                                                                          ----------        --------
                                                                          ----------        --------


ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarterly Report on Form 10-Q

June 30, 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of June 30, 1999 and for the nine months ended June 30, 1998 and 1999 have been prepared by management in accordance with the accounting policies described in the Company's Annual Report for the year ended September 30, 1998. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements have not been audited by independent auditors. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at June 30, 1999 and its results of operations for the three months and nine months ended June 30, 1998 and 1999, and its cash flows for the nine months ended June 30, 1998 and 1999. All such adjustments are of a normal recurring nature.

2.       STOCK OPTIONS

The following table summarizes stock option transactions under the Company's four non-qualified stock option plans (in thousands except per share amounts):

                                            Shares Under Option       Average Exercise
                                                                      Price Per Share
Outstanding at September 30, 1998                 1,773                    21.94
  Granted                                           257                    24.03
  Exercised                                        (164)                    7.80
  Cancelled                                          (4)                   21.90
  Outstanding June 30, 1999                       1,861                    20.63
  Options Exercisable at June 30, 1999            1,015                    17.32
  Available for Grant at June 30, 1999               61


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

                                                    Year                  Nine Months
                                              Ended September 30,        Ended June 30,
                                           1996      1997      1998      1998      1999
                                           ----      ----      ----      ----      ----
PERCENTAGE OF SALES:
Salaries, wages and related benefits      46.3%     48.5%     48.7%     48.2%     49.6%
Subcontractor costs                       17.2      14.5      13.6      13.5      13.4
             Total production costs       63.5%     63.0%     62.3%     61.7%     63.0%


In June 1999 ASI and Infotech Enterprises Limited of Hyderabad, India announced preliminary terms of an agreement under which Infotech will expand its role as a key subcontractor for production services in India. The agreement is subject to regulatory approvals in India and both parties hope to have the agreement finalized by September 30, 1999. Under the terms of the agreement, Infotech will purchase ASI's existing production facility in Mumbai, India, as well as licenses to certain of ASI's production software for use exclusively on ASI's projects. The final agreement is also expected to include mutual commitments to production volumes and pricing over the next five years.

In June 1999 the Company sold its 60% owned subsidiary, Phillips Design Group for $392,000 cash. Phillips Design Group specializes in multi-media presentations with annual sales of approximately $750,000. This sale did not have a material affect on the June 1999 financial results.

The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1995 through the end of the first nine months of fiscal 1999, the Company has recognized aggregate losses on contracts of approximately $1.7 million. Over the same period, the Company recognized sales of $253.8 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

Backlog increases when new contracts are signed and decreases as revenue is recognized. As of June 30, 1999, backlog was approximately $87 million. The value of contracts signed during the three months ended June 30, 1999 fell below internal targets due to delays in finalizing several major contracts. These delays were caused by a variety of factors including slower-than-expected implementation of outside platform software by the potential customers. The Company expects the contracts to be finalized in the near future. Recently, the number of large projects awarded to the Company has increased. Contracts for larger projects generally increase the Company's risk due to inflation as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there is no assurance that the Company will receive all of the revenue anticipated under signed contracts.

The Company engages in research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom-designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. The Company, through its Advanced Technology Division, also engages in research and development activities independently of the Company's work on particular customer projects. For the nine months ended June 30, 1998 and 1999, the Company expended $190,479 and $192,335, respectively on such independent research and development activities in the Advanced Technology Division.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

                                                        Three months ended               Nine months ended
                                                             June 30,                        June 30,
                                                      1998              1999           1998           1999
                                                      ----              ----           ----           ----
PERCENTAGE OF SALES:
Sales                                                100.0%              100%          100.0%          100.0%

Costs and expenses
     Salaries, wages and related benefits             46.4               48.0           48.2            49.6
     Subcontractor costs                              16.4               14.5           13.5            13.4
     Other general and administrative                 17.3               14.7           17.5            15.2
     Depreciation and amortization                     4.0                4.8            4.2             4.8
                                                     -----              -----          -----           -----
Earnings from operations                              15.9               18.0           16.6            17.0
Other expense, net                                     2.0                1.9            2.2             2.1
                                                     -----              -----          -----           -----
Earnings before income taxes                          13.9               16.1           14.4            14.9
Income tax expense                                     5.6                6.4            5.7             6.0
                                                     -----              -----          -----           -----
Net earnings                                           8.3                9.7            8.7             8.9
                                                     -----              -----          -----           -----
                                                     -----              -----          -----           -----

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

SALES. The Company's sales consist of revenue recognized for services performed. Sales increased 37% to $31.2 million for the three months ended June 30, 1999 from $22.8 million for the same period in fiscal 1998. This increase was due to an increase in the number and size of customer contracts with the Company as well as the impact of the acquisition of Cartotech in June 1998. Prior to its acquisition by the Company, Cartotech's sales for the three months ended June 30, 1998 were approximately $3.7 million.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits increased 41.8% to $15.0 million for the three months ended June 30, 1999 from $10.6 million for the three months ended June 30, 1998. This increase was primarily due to the addition of over 270 employees as a result of the Cartotech acquisition in June 1998, as well as the hiring of additional employees to support the Company's increased business. As a percentage of sales, salaries, wages and related benefits increased to 48.0% for the three months ended June 30, 1999 from 46.4% for the three months ended June 30, 1998.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 20.2% to $4.5 million for the three months ended June 30, 1999 from $3.8 million for the three months ended June 30, 1998, but decreased as a percentage of sales to 14.5% for the three months ended June 30, 1999 from 16.4% for the three months ended June 30, 1998.

Subcontractor costs declined as a percentage of sales because a greater proportion of production work was performed by employees in the three months ended June 30, 1999 than in the same period of 1998.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased 16.9% to $4.6 million for the three months ended June 30, 1999 from $3.9 million for the three months ended June 30, 1998, primarily due to the acquisition of Cartotech. As a percentage of sales, other general and administrative costs decreased to 14.7% for the three months ended June 30, 1999 from 17.3% for the three months ended June 30, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For the three months ended June 30, 1999, depreciation and amortization increased 64% to $1.5 million from $905,000 for the three months ended June 30, 1998. This increase was primarily attributable to the increased goodwill recorded as a result of the Cartotech acquisitions. As a percentage of sales, depreciation and amortization increased to 4.8% for the three months ended June 30, 1999 from 4.0% for the same period of fiscal 1998.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 25.1% to $677,000 for the three months ended June 30, 1999 from $541,000 for the three months ended June 30, 1998. This increase was primarily due to increased term debt incurred in connection with the acquisition of Cartotech in June 1998 and increased utilization of the Company's lines of credit for working capital.

INCOME TAX EXPENSE. Income tax expense was $2.0 million for the three months ended June 30, 1999 compared to $1.3 million for the three months ended June 30, 1998. The Company's effective income tax rate for the three months ended June 30, 1999 was 39.8%, a decrease from 40.3% for the three months ended June 30, 1998, due to changes in state income tax structure.

NET EARNINGS. Due to the factors discussed above, net earnings increased 60.1% to $3.0 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998.

NINE MONTHS ENDED JUNE 30, 1998 AND 1999

SALES. Sales increased 47.3% to $88.6 million for the nine months ended June 30, 1999 from $60.1 million for the nine months ended June 30, 1998. This increase was due to an increase in the number and size of customer contracts with the Company (including Cartotech) as well as the impact of the acquisition of Cartotech in June 1998. Prior to its acquisition by the Company, Cartotech's sales for the nine months ended June 30, 1998 were approximately $11.4 million.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits increased 51.7% to $43.9 million for the nine months ended June 30, 1999 from $29.0 million for the nine months ended June 30, 1998. This increase was primarily due to the addition of over 270 employees as a result of the Cartotech acquisition in June 1998, as well as the hiring of additional employees to support the Company's increased business. As a percentage of sales, salaries, wages and related benefits increased to 49.6% for the nine months ended June 30, 1999 from 48.2% for the nine months ended June 30, 1998.

SUBCONTRACTOR COSTS. Subcontractor costs increased 46.8% to $11.9 million for the nine months ended June 30, 1999 from $8.1 million for the nine months ended June 30, 1998, and decreased as a percentage of sales to 13.4% for the nine months ended June 30, 1999 from 13.5% for the nine months ended June 30, 1998.

Subcontractor costs declined as a percentage of sales because a greater proportion of production work was performed by employees in 1999 than in the same period of 1998.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative increased 28.1% to $13.5 million for the nine months ended June 30, 1999 from $10.5 million for the nine months ended June 30, 1998, primarily due to the acquisition of Cartotech. As a percentage of sales, other general and administrative costs decreased to 15.2% for the nine months ended June 30, 1999 from 17.5% for the nine months ended June 30, 1998.

DEPRECIATION AND AMORTIZATION. For the nine months ended June 30, 1999, depreciation and amortization increased 68.3% to $4.2 million from $2.5 million for the nine months ended June 30, 1998. This increase was primarily attributable to the increased goodwill recorded as a result of the Cartotech acquisitions. As a percentage of sales, depreciation and amortization increased to 4.8% for the nine months ended June 30, 1999 from 4.2% for same period of fiscal 1998.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 44.9% to $2.1 million for the nine months ended June 30, 1999 from $1.4 million for the nine months ended June 30, 1998. This increase was primarily due to increased term debt incurred in connection with the acquisition of Cartotech in June 1998 and increased utilization of the Company's lines of credit for working capital.

INCOME TAX EXPENSE. Income tax expense was $5.3 million for the nine months ended June 30, 1999 compared to $3.5 million for the nine months ended June 30, 1998. The Company's effective income tax rate for the nine months ended June 30, 1999 was 40.3%, an increase from 39.7% for the nine months ended June 30, 1998, due to increases in state income taxes and nondeductible goodwill relating to the Cartotech acquisition.

NET EARNINGS. Due to the factors discussed above, net earnings increased 50.1% to $7.9 million for the nine months ended June 30, 1999 from 5.2 million for the nine months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. As of June 30, 1999, the Company's outstanding balance on its lines of credit was $4.5 million. During 1998, the Company replaced its existing lines of credit with a three-year, $21.0 million secured working capital line of credit and the Company refinanced $25.4 million of term debt. Borrowings under the new credit facilities bear interest at a rate per annum equal to, at the Company's option, (i) the agent bank's prime rate or (ii) an adjusted London Interbank Offering Rate (LIBOR) plus a margin ranging from 1.25% to 1.75%. The effective borrowing rate was 6.1675% on June 30, 1999.

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

Net cash provided by operations was $3.4 million for the nine months ended June 30, 1999. Net cash used by the Company's operating activities was ($6.0) million for the nine months ended June 30 1998. The change in operating cash flows is primarily attributable to normal fluctuations in the contract-related accounts described in the previous paragraph. At June 30, 1999, the working capital in contract-related accounts was equivalent to 182 days sales outstanding, down from 194 days at June 30, 1998. The Company believes that this level of investment is consistent with its normal operating range of days sales outstanding.

Cash used by investing activities for the first nine months of fiscal years 1999 and 1998 was ($2.7) million and ($11.0) million respectively. Such investing activities in fiscal year 1999 principally consisted of payments for purchases of equipment. Investing activities in fiscal year 1998 included the acquisition of Cartotech.

Cash provided by financing activities for the first nine months of fiscal years 1999 and 1998 was ($13,000) and $17.0 million respectively. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997 (the Company's fiscal year beginning October 1, 1998). Presentation of segment information for earlier periods is required, unless impracticable, for comparative purposes. The Company adopted this statement beginning October 1, 1998 with no effect on its financial statements, as the Company operates in one business segment.

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

During the first quarter of fiscal 1999, the Company conducted an informal survey of its material information technology ("IT") and operating systems; non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded micro controller technology), including its proprietary production software; and the Year 2000 readiness of the Company's major vendors and material service providers and subcontractors. During the fiscal 1999 first quarter, the Company established a formal Year 2000 program to address in detail the Year 2000 issue with respect to all of the Company's IT and non-IT systems, which was established during the beginning of the second fiscal 1999 quarter. The formal program consists of four major phases: inventory; validation; renovation; and implementation/testing.

The inventory phase involved an initial inventory of all hardware, software, and infrastructure as well as material vendors and service providers, including subcontractors and clients to identify all of the areas in the Company's and such third parties' operations where the Year 2000 issue may arise to assess the items identified as potentially having a Year 2000 issue. The Company completed the inventory phase of its Year 2000 program during the second quarter although the Company expects to continue monitoring activity in an effort to ensure that unforeseen Year 2000 critical items will be discovered.

The validation phase involves the performance of tasks to identify potential Year 2000 issues and to determine the action, if any, required to mitigate the risks to the Company. The Company has completed the validation phase with respect to its IT-hardware and non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain imbedded micro controllers). The Company has not identified any material Year 2000 issues with respect to its IT-hardware. With respect to its non-IT technology systems, the Company has identified that its voicemail systems in its Wisconsin, North Carolina and Indianapolis offices and its basic telephone switch in its Indianapolis office are not Year 2000 compliant. The Company is currently determining whether to upgrade or replace those systems or develop "work arounds", although the Company believes that these items will continue to operate in 2000. The Company is in the process of identifying its vendors, suppliers and subcontractors and customers whose Year 2000 readiness may impact its business. The Company has completed gathering information from these parties and expects to complete its assessment of their readiness by October 1, 1999. With respect to its proprietary production software, the Company is undertaking the validation and renovation phase concurrently. It is conducting a line-by-line review of the code of all of its proprietary software and correcting any such code as it is reviewed. The Company expects to complete this process by November 1, 1999.

The renovation phase is intended to ensure that the appropriate items as identified in the validation phase as having Year 2000 issues are upgraded or procedures put in place to meet Year 2000 compliance criteria. This may include software updates, hardware updates, development of new processes or "work-arounds," new business practices and training programs. While completion of the various elements of this phase is tied to corresponding elements within the inventory and validation phase, the Company anticipates that the material repairs, replacements and renovations will be substantially complete within the fourth quarter of fiscal year 1999 for systems under the direct control of the Company.

The implementation/testing/full compliancy phase involves verifying and testing the critical business processes and systems and infrastructure to ensure Year 2000 issues will not cause major disruption in the ongoing operation of the Company's business. The Company expects that the implementation/testing phase will be performed by its internal Year 2000 team following the completion of the repair and renovation phase and will be substantially complete by November 1, 1999.

STATE OF READINESS

The Company has completed its formal risk assessment of the Year 2000 issue within the Company. However, based on the Company's preliminary assessment of its most critical systems, its proprietary operations software, and its IT and non-IT systems, it believes that no material Year 2000 issues have arisen in the formal assessment. In addition, although the Company cannot evaluate its total risk regarding the Year 2000 issue because of the uncertainty of the readiness of third party suppliers, vendors and subcontractors, and of the Company's customers, based on preliminary information concerning certain vendors, suppliers and subcontractors, the Company does not believe that its significant vendors, suppliers and subcontractors are or are likely to present any significant exposure due to Year 2000 issues. The Company's customer contracts specify database designs, including date fields, and the Company's delivery of data conforms to such specifications. Accordingly, the Company has not formally evaluated and does not anticipate evaluating the Year 2000 issue as it relates to the computer systems used by its customers and potential customers. Although the renovation and implementation/testing phases have just commenced, the Company anticipates that these phases will proceed along the schedule that is identified in the program described above.

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

RISKS

In a reasonably likely worst-case scenario, the failure to correct a material Year 2000 problem in the Company's internal IT and non-IT systems could result in an interruption in or failure of certain normal business activities or operations, including operations that are essential to the provision of the Company's services. In addition, the Company also faces risks that its vendors, suppliers and subcontractors will not be able to remedy their Year 2000 issues since the Company has not completed its assessment of these parties' Year 2000 readiness. The Company cannot determine the present risks to the Company of such failures. Under a reasonably likely worst-case scenario, if such vendors were not Year 2000 compliant and other vendors, suppliers or subcontractors could not be readily substituted for them, such failures could have a material adverse effect on the Company's operations. The Company currently believes that its most reasonably likely worst-case scenario would occur if the Company's present or future customers, which are primarily utilities, local and state governments, would fail to achieve Year 2000 compliance. If the Company's customers are not Year 2000 compliant, they may be unable to pay the Company's invoices for some period of time or postpone, delay or cancel work on the Company's contracts. In addition, they may expend material costs to remedy problems or they may face litigation expenses. As a result, Year 2000 issues could reduce or eliminate customers' budgets for purchases of the Company's services even if those customers currently believe they are Year 2000 compliant. Depending on the number of customers that experience these problems, these events could have a material adverse effect on the Company's business, operating results and financial condition.

CONTINGENCY PLANS

The Company has not yet begun a formal analysis of possible contingency plans, but expects to do so following the completion of the repair and renovation phases of its Year 2000 program, which is expected to be complete by November 1, 1999. If the Company identifies significant risks related to Year 2000 compliance or its progress deviates from the anticipated schedule, the Company will develop contingency plans as necessary.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $27.5 million was outstanding as of June 30, 1999. Assuming June 30, 1999 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's interest expense by $275,000.

PART II.          OTHER INFORMATION

Item 2.  Legal Proceedings

The Company is not a party to any material pending legal proceeding nor is its property the subject of a pending legal proceeding. The Company is involved in routine litigation from time to time, which is incidental to the business and the outcome of which is not expected to have a material effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         27.  Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALYTICAL SURVEYS, INC.
                                       (Registrant)




Date: August 11, 1999                  /s/  Sidney V. Corder
                                       ------------------------------
                                       Sidney V, Corder, Chairman
                                       and Chief Executive Officer



Date: August 11, 1999                  /s/  Scott C. Benger
                                       ------------------------------
                                       Scott C. Benger, Secretary/Treasurer
                                       (principal financial officer and
                                       principal accounting officer)



Date: August 11, 1999                  /s/  Brian J. Yates
                                       ------------------------------
                                       Brian J. Yates, Controller