Form 10-K405
period 1999-09-30
ANALYTICAL SURVEYS INC
filed 1999-12-30
CIK 753048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO
                                               ---------  ---------
                         COMMISSION FILE NUMBER 0-13111

                            ANALYTICAL SURVEYS, INC.
             (Exact name of registrant as specified in its charter)

         Colorado                                                84-0846389
------------------------------                               -------------------
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)

     941 Meridian Street, Indianapolis, IN                    46204
     ---------------------------------------------------------------------------
     (Address or principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (317) 634-1000
                                                  ------------------------------

Securities registered pursuant to
   Section 12(b) of the Act:
       Title of each class           Name of each exchange on which registered

          -------------------------------------------------------------
           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $68,921,072, based on the closing price of the Common Stock on December 28, 1999.

The number of shares outstanding of the registrant's Common Stock, as of December 28, 1999, was 6,953,190.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this
Report: the Registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----
                                     PART I.

Item 1.        Business...........................................................................1

Item 2.        Properties.........................................................................9

Item 3.        Legal Proceedings..................................................................9

Item 4.        Submission of Matters to a Vote of Security Holders................................9

                                    PART II.

Item 5.        Market for Common Equity and Related Stockholder Matters...........................9

Item 6.        Selected Financial Data...........................................................10

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations........................................................................11

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk........................17

Item 8.        Financial Statements and Supplementary Data.......................................18


Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure........................................................................34

                                    PART III.

 The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders in accordance with General Instruction G(3) of Form 10-K.

                                    PART IV.

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................34

                                     PART I.

ITEM 1.       BUSINESS.

OVERVIEW

              Analytical Surveys, Inc. ("ASI" or the "Company") is a leading provider of customized data conversion, digital mapping services, spatial data management and technical services for the geographic information systems market. A geographic information system ("GIS") is an "intelligent map" that allows users to input, update, query, analyze and display detailed information about a geographic area. ASI helps customers by transforming raw, often confusing information from multiple sources (maps, blueprints, databases, aerial photography, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation that organizations can rely on to make better decisions with speed and confidence. The Company has historically targeted utilities and state and local governments, and is implementing strategies to expand the number of markets targeted and the range of GIS-related spatial data management and technical services offered. Its current customers include but are not limited to the New York City Department of the Environment, Florida Power & Light, Niagara Mohawk Power Company, Entergy, Michigan Consolidated Gas, U S WEST and FirstEnergy Corp.

              The Company believes that the market for geographic information systems is experiencing growth due to numerous factors, including: growing awareness of the benefits of GIS technology; significant reductions in computer hardware prices; increased capability and reliability of hardware and software; deregulation and consolidation in the utility industry; and increased demand for geographic information systems in growing communities. In addition, the Company believes that GIS users are increasingly outsourcing their data conversion and other GIS service projects to third-party providers such as ASI. The Company provides its customers with a single source for all data conversion services necessary to achieve economic value from their investments in geographic information systems.

              ASI has increased its sales through internal growth and acquisitions from $11.1 million for fiscal 1994 to $113.5 million for fiscal 1999, a compound annual growth rate of 59.2%. In addition, the Company's net income has increased from $804,000 to $9.2 million over the same period, a compound annual growth rate of 62.8%. As of September 30, 1999, ASI's backlog, which represents the amount of revenue that has not been earned on signed contracts, was $69.5 million, up from $10.5 million at September 30, 1994, but less than the $99 million at September 30, 1998. As discussed more fully in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company encountered a slow down in new contract signings during fiscal year 1999.

STRATEGY

              The Company's objective is to maintain and enhance its leadership position in the data conversion and digital mapping industry. This objective is reflected in the Company's strategy:

                     EXPAND BUSINESS IN NEW MARKETS. The Company believes that there is significant potential in new markets outside of its existing core markets of utilities and state and local governments. These new markets include transportation, wireless telecommunications, insurance and others. The Company intends to capitalize on these new markets by expanding its portfolio of services to include more consulting, GIS design, implementation and system operation services. The Company believes it can be successful in these new markets by making GIS more accessible to those potential customers who may be less familiar with benefits of GIS. See Risk Factors - Risks Associated with Entry into New Markets.

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

                     EXPAND INTO INTERNATIONAL MARKETS. In fiscal 1999, revenues from international sales represented approximately 7% of the Company's total revenues. The Company intends to increase its share of the international GIS services market by targeting international

                     GIS users within its core markets. The Company believes that alliances with local businesses or individuals may be important to successful entry into certain international markets. The Company intends to continue to seek out such relationships and to continue to market directly to international GIS users. See "Sales and Marketing."

                     CONSOLIDATE INDUSTRY EXPERTISE AND "BEST PRACTICES" THROUGH STRATEGIC ACQUISITIONS. In 1995, ASI embarked on a strategy to acquire companies with demonstrated records of performance, proven operating methods, solid management teams and complementary technologies and customer bases. The Company completed four strategic acquisitions that expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. The Company continues to seek acquisition opportunities that will contribute to its growth and expertise. See Risk Factors - Risks Associated with Acquisition Strategy.

                     CONTINUE TO MAINTAIN AND DEVELOP TECHNOLOGICAL AND OPERATIONAL LEADERSHIP. The Company believes that its past success has been largely due to its technological expertise and operating procedures. The Company has developed and acquired proprietary software and procedures that automate portions of otherwise labor-intensive data conversion processes, enabling the Company to provide cost-effective and high-quality services on a timely basis. The Company intends to continue its efforts to develop new technology and to improve its existing technology and procedures, thereby enhancing its ability to expand into additional markets and further improve its production capacity and productivity. See "Research and Development."

ASI SERVICES

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

ACQUISITIONS AND DISPOSITIONS

              In 1995, ASI embarked on a growth strategy, which included consolidation of the fragmented GIS services industry. The Company completed four strategic acquisitions that expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. The Company acquired Intelligraphics, Inc.
("Intelligraphics") located in Wisconsin in December 1995; Westinghouse Landmark GIS, Inc. ("ASI Landmark") located in North Carolina in July 1996, MSE Corporation ("MSE") located in Indiana in July 1997 and Cartotech, Inc. ("Cartotech") located in Texas in June 1998.

              Initially the Company retained the core management teams (except for former owners) and most employees at its acquisitions in order to capitalize on their understanding of their respective markets and to provide continuity with existing customer relationships. In 1999 the Company has increased its efforts to promote use of the "best practices" of the acquired businesses throughout the Company in such areas as bid preparation, production processes and utilization of proprietary software.

              The Company also acquired the assets of Measurement Sciences, Inc.
(MSI) for 21,850 shares of restricted common stock valued at approximately $514,000. MSI provides land surveying, airborne gps and high accuracy data gathering and measurement services. MSI's revenues for its most recent fiscal year preceding the purchase were $1.6 million, which included $731,000 of services purchased by ASI.

              As part of its efforts to further streamline its operations, the Company sold its Phillips Design Group and Mid-States Engineering subsidiaries (both acquired as parts of MSE Corporation) during 1999, as these units were not core business competencies. The Company also sold its Cartographic Sciences Group located in Mumbai, India to Infotech Enterprises, Ltd. in order to simplify management of its overseas production and to expand its available capacity in India.

CUSTOMERS

              The Company derives its revenues primarily from two core markets, utilities and state and local governments, and also serves federal agencies and commercial businesses. From time to time, the revenues earned on a specific contract may exceed 10% of total Company revenues earned in a fiscal year. No customer accounted for more than 10% of the Company's revenues in fiscal 1998 or fiscal 1999. See "Risk Factors Dependence on Certain Customer Markets."

SALES AND MARKETING

              The Company markets its products and services in its domestic and international markets primarily through an internal sales force. The Company augments its direct sales efforts by maintaining memberships in professional and trade associations and by actively participating in industry conferences. The Company also augments its direct sales efforts by maintaining relationships with regional businesses offering complementary services. A portion of the Company's sales is also derived from referrals, either directly or indirectly, from consultants in the GIS industry.

              During 1999 the Company initiated steps to improve and expand its sales and marketing efforts beyond the Company's existing core markets. These efforts include an increase in the number of sales professionals, who are highly experienced in a variety of new and existing markets, expanded training in the sale of professional services and developing new marketing communications aimed at new markets such as transportation, wireless telecommunications, insurance and financial services.

              The Company believes that alliances with local businesses or individuals may be important to successful entry into certain international markets and intends to continue to seek out such relationships and to market directly to international customers. The Company's sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. In 1999 the Company encountered unusual delays in the contract award and signing processes primarily due to the impact of consolidation in the utility industry and customer concerns regarding the year 2000 computer problem. Most contracts take from six to 48 months to complete. See "Risk Factors - Dependence on Business Alliances."

SUBCONTRACTORS

              ASI employs certain selected subcontractors for tasks outside its expertise, such as aerial photography. The Company also uses subcontractors when necessary to expand capacity, meet deadlines, reduce production costs, manage work load and encourage businesses owned by women and minorities. In May 1998, the Company acquired Interra Technologies, a 280-employee India-based company, for $438,000. In September 1999 the Company sold its India-based company to Infotech Enterprises, Ltd. ("Infotech"), another of its India-based subcontractors. The Company entered into a five year agreement with Infotech to assure the Company's continued exclusive access to Infotech's production capacity. Under the agreement, the Company also licensed certain of its proprietary production technology to Infotech and provided certain assurances of production volume to Infotech. See "Risk Factors--Dependence on Subcontractors", "--Dependence on Offshore Operations" and "--Personnel."

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

              The Company engages in several research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. Approximately 35 employees are substantially engaged in research and development efforts including three in its Advanced Technology Division. The Company expended $274,905, $255,928 and $291,073 in its Advanced Technology Division for the fiscal years ended September 30, 1997, 1998 and 1999 respectively. See "Risk Factors Reliance on Technology; Limited Protection of Proprietary Rights."

COMPETITION

              The GIS services business is highly competitive and highly fragmented. The Company's competitors include small regional firms, independent firms, large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services. Additionally, as the GIS services industry evolves, additional competitors with greater resources than the Company may enter the industry. Two large companies with substantial financial resources have launched satellites with imagery technology that provides much more detailed photographs than have been available with such technology in the past. Although current commercially available satellite imagery does not provide the degree of resolution required by most of the Company's customers, if such technology becomes commercially available, satellite companies may attempt to enter our segments of the GIS services business or could form strategic alliances with the Company's competitors, and thereby could pose a substantial competitive threat to the Company. In addition, other improvements in technology could provide competitors or customers with readily available tools to perform the services provided by the Company and lower the cost of entry into the GIS services industry.

              ASI seeks to compete on the basis of the quality of its products, the breadth of its services, and the accuracy, responsiveness and efficiency with which it can provide services to customers and its capacity to perform large complex projects. The Company uses its internally-developed proprietary production software as well as commercially available software to automate much of the otherwise labor-intensive GIS production process. The Company believes that its automated approach enables it to achieve more consistent quality and greater efficiencies than it could if it used more manually-intensive methods. The Company also believes that the retention of highly qualified managers and executive officers is critical to its ability to compete in the GIS data conversion industry. See "Risk Factors--Competition" and "--Dependence on Key Personnel."

PERSONNEL

              As of September 30, 1999, ASI had approximately 1225 employees, virtually all of whom are full-time. ASI does not have a collective bargaining agreement with any of its employees and generally considers relations with its employees to be good.

                                  RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION SET FORTH IN THIS FORM 10-K, THE ISSUES AND RISKS DESCRIBED BELOW SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY'S OUTLOOK AND FUTURE.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY

              Acquisitions involve a number of special risks, including, but not limited to, potential adverse short-term effects on the Company's operating results, diversion of management's attention, the loss of key personnel, risks associated with the assimilation of the operations and personnel of the acquired companies, unanticipated business problems or legal liabilities and amortization of acquired intangible assets. In addition, when the Company acquires another business, it assumes the obligation to complete the acquired company's contracts that are in process. The Company's results of operations following any acquisition will depend, in part, on the ability of the Company to profitably complete such contracts, which could be adversely affected by the acquired company's underestimation of the cost or amount of work required to complete the project as well as additional costs necessary to correct problems associated with the acquired company's prior performance. There is no assurance that the Company will be able to integrate acquired businesses into the Company without substantial costs, delays or other operational or functional difficulties, or to obtain the synergies expected from such acquisitions. Some or all of these risks could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will be able to identify and acquire additional strategic businesses, and, to the extent that consolidation becomes more prevalent in the GIS services industry, the prices for attractive acquisition candidates may reach unacceptably high levels. The inability of the Company to implement and manage its acquisition strategy successfully for the reasons set forth above or for other reasons would have an adverse effect on the Company.

ABILITY TO MANAGE GROWTH

              The Company has grown substantially since 1996 and, in particular, since its acquisition of MSE in July 1997 and Cartotech in June 1998. An integral part of the Company's strategy is to continue its growth, both as a result of acquisitions and increased sales by the Company to new and existing clients. To the extent that the Company is able to continue to grow, its ability to manage any such growth will be critical to its success. The Company's growth will require the establishment of financial controls and accounting procedures at the acquired companies and the control of acquisition-related overhead. Such growth also will require the continued enhancement of operational, financial and information systems and the attraction and retention of additional management and trained personnel. There can be no assurance that the Company will be able to manage expanded operations effectively, and its failure to do so would have a material adverse effect on the Company.

COMPETITION

              The GIS services business is highly competitive and highly fragmented. The Company's competitors include small regional firms, independent firms, large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services. Additionally, as the GIS services industry evolves, additional competitors with greater resources than the Company may enter the industry. Two large companies with substantial financial resources have launched satellites with imagery technology that provides much more detailed photographs than have been available with such technology in the past. Although current commercially available satellite imagery does not provide the degree of resolution required by most of the Company's customers, if such technology becomes commercially available, satellite companies may attempt to enter our segments of the GIS services business or could form strategic alliances with the Company's competitors, and thereby could pose a substantial competitive threat to the Company. In addition, other improvements in technology could provide competitors or customers with tools to perform the services provided by the Company and lower the cost of entry into the GIS services industry. A number of the Company's competitors or potential competitors have capabilities and resources greater than those of the Company.

RISKS ASSOCIATED WITH TERMS OF CUSTOMER CONTRACTS

              Virtually all of the Company's revenue is earned under long-term, fixed-price contracts. The Company's contractual obligations typically include large projects that will extend over one to four years. The Company's ability to estimate its costs accurately when negotiating the overall price of a project is critical to ensuring the profitability of such project. The Company must also control the costs of performance under such fixed-price contracts. As the Company increases its marketing efforts to obtain larger projects, the needs to estimate costs accurately and to control costs of performance become more important. Schedule delays resulting from a customer's lack of available funding or schedule compressions required by customers may place additional strains on management to hire and train the personnel required for project completion. The Company's contracts with its customers are generally terminable by the customer on relatively short notice, and customers may request that the Company slow down or scale back the scope of a project in order to satisfy the customer's budget or cash flow requirements. In addition, the Company could experience material contract terminations or slowdowns. Long-term, fixed-price contracts for larger projects generally increase the Company's risk due to inflation.

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

RELIANCE ON TECHNOLOGY; LIMITED PROTECTION OF PROPRIETARY RIGHTS

              The Company has devoted significant resources to developing and acquiring specialized data collection and conversion hardware and software. In order to remain competitive, it will be necessary for the Company to continue to select, invest in, acquire and develop new and enhanced technology on a timely basis. There can be no assurance that the Company will be successful in these efforts or in anticipating developments in data conversion technology. Although the Company believes that its operating procedures and proprietary software have been important factors in its success, the technology used by the Company in developing its proprietary software is readily available to, or could legally be duplicated by, its competitors. The Company does not have any patent protection for its products or technology. Although the Company relies to a great extent on trade secret protection for much of its technology and has obtained confidentiality agreements from most of its employees, third parties could independently develop similar technology, obtain unauthorized access to the Company's proprietary technology or misappropriate technology to which the Company has granted access.

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

RISK ASSOCIATED WITH ENTRY INTO NEW MARKETS

              The Company's strategy is to enter into new markets for GIS and related services, such as wireless telecommunications, and provide additional services, such as consulting. The Company anticipates that these marketing efforts will require additional expenditures for personnel, training and capital investments. To the extent that additional sales generated from these new markets do not offset the additional expenses, the Company's profitability could be adversely affected. The Company cannot predict whether current or future customers will purchase these additional services or whether the Company will be successful in penetrating these new markets. If the Company is unable to successfully penetrate these new markets, its revenues will not increase as anticipated. In addition, the focus on new markets may direct the Company's attention away from its core markets, which could cause the Company's revenues in its established markets to decline.

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

DEPENDENCE ON SUBCONTRACTORS

              ASI employs certain selected subcontractors for tasks outside its expertise, such as aerial photography. The Company also uses subcontractors for work similar to that performed by ASI employees in order to expand capacity, meet deadlines, reduce production costs, manage work load and encourage businesses owned by women and minorities. The inability to obtain the services of such qualified subcontractors when needed or at all could have a material adverse effect on the Company.

RISKS RELATING TO INTERNATIONAL SALES

              In fiscal 1999, revenues from international sales represented approximately 7% of the Company's total revenues. The Company intends to continue expanding its operations outside the United States and to enter additional international markets, which will require management attention and financial resources. If foreign sales become a more significant component of the Company's net sales, the Company's business will become more vulnerable to the inherent risks of doing business internationally, including increased difficulties in collection of accounts receivable, unexpected changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and political instability. The existence or occurrence of any one of these factors could have a material adverse effect on the Company.

DEPENDENCE ON BUSINESS ALLIANCES

              A portion of the Company's sales is the result of referrals derived, either directly or indirectly, from engineers, software developers and consultants in the GIS industry. The Company believes that its continued success in the GIS services market is dependent, in part, on its ability to maintain current relationships and to cultivate additional relationships with other industry participants. Such participants could acquire a GIS data collection or data conversion business or businesses or form other relationships with the Company's competitors. Furthermore, the Company's efforts to expand into new markets may adversely affect its current and future relationships with these participants. There can be no assurance that relationships with GIS consultants will continue to be a source of business for the Company. The inability of the Company to maintain such relationships or to form new relationships could have a material adverse effect on the Company.

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

DEPENDENCE ON OFFSHORE OPERATIONS

              The Company utilizes subcontractors in India and may from time to time use subcontractors in other overseas locations to perform certain data capture tasks at lower costs than could be achieved in the United States. While the amounts paid for the performance of services overseas have not, to date, been material, the ability of the Company to perform services under some existing contracts on a profitable basis is dependent upon the continued availability of its overseas subcontractors. In the past, India has experienced significant inflation as well as civil unrest and regional conflicts. Moreover, the Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy. Events or governmental actions that would impede or prohibit the operations of the Company's subcontractors could have a material adverse effect on the Company.

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

---------------------------------
* two five-year options available

             The Company believes that these facilities are in generally good condition and adequate for its current needs. ASI also operates sales offices in Denver, Colorado; Sterling, Virginia (near Washington, D.C.); Mt. Laurel, New Jersey (near Philadelphia, Pennsylvania); and Long Beach, California.

ITEM 3.      LEGAL PROCEEDINGS.

             The Company is involved in various claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses, none of which are material.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year ended September 30, 1999.

                                    PART II.

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

             The Company's Common Stock is traded publicly under the symbol "ANLT" on the Nasdaq National Market System. The table below sets forth the range of the per share high and low bid prices of the Common Stock for each quarterly period for the fiscal years ended September 30, 1998 and 1999 as reported by Nasdaq. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.


Fiscal Year Ended September 30, 1998                     High             Low
                                                         ----             ---
                  First Quarter                          $35.50          18.75
                  Second Quarter                         $54.00          29.75
                  Third Quarter                          $52.94          21.88
                  Fourth Quarter                         $39.00          15.13

Fiscal Year Ended September 30, 1999

                  First Quarter                          $34.75          15.38
                  Second Quarter                         $37.44          17.06
                  Third Quarter                          $27.00          21.00
                  Fourth Quarter                         $29.25          13.25

         As of December 28, 1999 there were approximately 8,800 shareholders which includes investors holding stock in "street name." and 6,953,190 shares of Common Stock outstanding,

         Holders of the Common Stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. No dividends have ever been paid with respect to the Common Stock, and the Company expects to retain earnings to finance the expansion and development of its business for the foreseeable future. In addition, the Company's current bank loans prohibit the payment of any dividends without the bank's consent.

ITEM 6.      SELECTED FINANCIAL DATA.

             The following selected consolidated financial data as of and for the fiscal years ended September 30, 1995, 1996, 1997, 1998 and 1999 are derived from consolidated financial statements of the Company which have been audited by KPMG LLP, independent accountants. The Company's historical consolidated financial statements as of September 30, 1998 and 1999 and for the years ended September 30, 1997, 1998, and 1999 are contained elsewhere in this Report. The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.


                                                                 1995      1996(1)(2)      1997(3)      1998(4)      1999
                                                              ---------    ---------    ---------    ---------    ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Sales                                                         $  13,538       22,669       40,799       88,155      113,548
Cost and expenses:

Salaries, wages and related benefits                              5,247       10,501       19,792       42,953       57,821

Subcontractor costs                                               3,244        3,898        5,899       11,961       15,628

Other general and administrative                                  2,244        3,681        7,115       14,964       17,708

Depreciation and amortization                                       784        1,184        1,780        3,860        5,661
                                                              ---------    ---------    ---------    ---------    ---------

                                                                 11,519       19,264       34,586       73,738       96,818
                                                              ---------    ---------    ---------    ---------    ---------

Earnings from operations                                          2,019        3,405        6,213       14,417       16,730
Other expenses, net                                                 119          339          770        2,292        1,439
                                                              ---------    ---------    ---------    ---------    ---------

Earnings before income taxes                                      1,900        3,066        5,443       12,125       15,291
Income tax expenses                                                 716        1,153        2,112        4,894        6,023
                                                              ---------    ---------    ---------    ---------    ---------

Net earnings                                                  $   1,184        1,913        3,331        7,231        9,268
                                                              ---------    ---------    ---------    ---------    ---------
                                                              ---------    ---------    ---------    ---------    ---------
Diluted earnings per share                                    $    0.27         0.38         0.60         1.06         1.29
                                                              ---------    ---------    ---------    ---------    ---------
                                                              ---------    ---------    ---------    ---------    ---------

Weighted average common shares outstanding-diluted                4,408        5,033        5,562        6,819        7,177

CONSOLIDATED BALANCE SHEET DATA:
Working capital                                               $   5,738        9,986       21,085       40,986       47,042
Total assets                                                  $  10,048       21,988       50,146       94,540       95,830
Long-term debt, less current maturities                       $     408        4,528       14,145       29,920       20,339
Total stockholders' equity                                    $   6,654       10,926       23,831       44,463       57,141


-----------
(1) In December 1995 the Company acquired Intelligraphics for $3.5 million in cash and 345,000 shares of restricted Common Stock valued at $891,000.
(2)    In July 1996 the Company acquired ASI Landmark for $2.0 million in cash.
(3) In July 1997 the Company acquired MSE for $12.5 million in cash and 925,000 shares of restricted Common Stock valued at $7.3 million.
(4) In June 1998 the Company acquired Cartotech for $8.1 million in cash and 354,167 shares of restricted common stock valued at $8.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-K. THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-K, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-K, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS IN ITEM 1 BUSINESS RISK FACTORS AND STATEMENTS RELATING TO COMPETITION, FUTURE ACQUISITIONS, MANAGEMENT OF GROWTH, INTERNATIONAL SALES, THE COMPANY'S STRATEGY, FUTURE SALES, YEAR 2000 COMPLIANCE, FUTURE EXPENSES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-K ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-K, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-K. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, IN ITEM 1. BUSINESS "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

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

       In 1995, ASI embarked on a growth strategy which included consolidation of the fragmented GIS services industry. The Company completed four strategic acquisitions that expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. The Company acquired Intelligraphics, Inc. ("Intelligraphics") located in Wisconsin in December 1995; Westinghouse Landmark GIS, Inc. ("ASI Landmark") located in North Carolina in July 1996, MSE Corporation ("MSE") located in Indiana in July 1997 and Cartotech, Inc. ("Cartotech") located in Texas in June 1998.

       In conjunction with the above acquisitions, the Company has recorded goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired in business combinations. As of September 30, 1999, goodwill, net of accumulated amortization, was $22.1 million. The Company amortizes the value of the intangible assets acquired in its recent business acquisitions over a period of 15 years, representing the expected period of benefit from the acquisitions. The Company believes this amortization period to be appropriate based on the historical and forecasted operating results of the acquired businesses.

       Changes in market conditions were encountered in fiscal year 1999 which resulted in a reduction of timely order flow and reduced the Company's order backlog to $69.5 million at September 30, 1999. Management believes these market conditions were primarily caused by consolidation in the utility industry and year-2000 computer concerns. Investments in expanded market development activities combined with the reduced order backlog will prevent the Company from achieving its historical range of growth during fiscal year 2000. Management's long-term growth objectives have not changed. Management believes that these market conditions are short term and that the order volume will begin to accelerate in the latter portion of fiscal 2000. The Company believes that its growth in revenue will improve during the last half of fiscal 2000 which improvement will carry over to fiscal 2001. Management expects that revenue for fiscal 2000 will equal or slightly exceed revenue results reported in fiscal 1999. These results depend upon improved market conditions and the Company obtaining related new orders. Management continues to monitor production requirements and seeks to optimize its domestic and overseas production capacities to match actual production requirements.

       The Company recognizes revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined; these estimates are reevaluated monthly. At each accounting period and for each of the Company's contracts, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs. This percentage is then multiplied by the contract's total value to calculate the sales revenue to be recognized.

       Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. As a result, the Company experiences yearly and quarterly fluctuations in production costs, in salaries, wages and related benefits and in subcontractor costs. These costs may vary as a percentage of sales from period to period. The Company anticipates that, as a percentage of sales, subcontractor costs will increase, with a corresponding decrease in salaries, wages and related benefits, due, in part, to the Company's September 1999 sale of Cartographic Sciences (formerly Interra Technologies), an India-based company that, following the sale, became a provider of subcontractor services to the Company. The following table illustrates the relationship of salaries, wages and related benefits and subcontractor costs:


                                                     YEAR ENDED SEPTEMBER 30,
                                                   1997         1998         1999
                                                   ----         ----         ----
PERCENTAGE OF SALES:
Salaries, wages and related benefits               48.5%        48.7%        50.9%
Subcontractor costs                                14.5%        13.6%        13.8%

     Total production costs                        63.0%        62.3%        64.7%

              The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1997 through the end of fiscal 1999, the Company has recognized aggregate losses on contracts of approximately $1.4 million. Over the same period, the Company recognized sales of $242.5 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

              A number of the projects awarded to the Company are relatively large ($2 million or greater), which can increase the Company's risk due to inflation, as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there is no assurance that the Company will receive all of the revenue anticipated under signed contracts. See Item 1. Business "--Risk Factors - Risks Associated with Terms of Customer Contracts."

              The Company engages in research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom-designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. The Company, through its Advanced Technology Division, also engages in research and development activities independently of the Company's work on particular customer projects. For fiscal 1997, 1998 and 1999, the Company expended $274,905, $255,928 and $291,073, respectively on such independent research and development activities in the Advanced Technology Division.

RESULTS OF OPERATIONS

              The following table sets forth, for the fiscal years ended September 30 below, selected consolidated statement of operations data expressed as a percentage of sales:


                                                                                     1997         1998         1999
PERCENTAGE OF SALES:
Sales                                                                                100.0%       100.0%       100.0%
Costs and expenses:
Salaries, wages and related benefits                                                  48.5         48.7         50.9
Subcontractor costs                                                                   14.5         13.6         13.8
Other general and administrative                                                      17.4         16.9         15.6
Depreciation and amortization                                                          4.4          4.4          5.0
                                                                                     -----        -----        -----
Earnings from operations                                                              15.2         16.4         14.7
Other expense, net                                                                     1.9          2.6          1.2
                                                                                     -----         ----         ----
Earnings before income taxes                                                          13.3         13.8         13.5
Income tax expense                                                                     5.1          5.6          5.3
                                                                                     -----         ----         ----
Net earnings                                                                           8.2          8.2          8.2
                                                                                     -----         ----         ----
                                                                                     -----         ----         ----

FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

SALES. The Company's sales consist of revenue recognized for services performed. Sales increased 28.8% or $25.4 million to $113.5 million for fiscal 1999 from $88.2 million for fiscal 1998. This increase was due to an increase in the number and size of customer contracts with the Company (including Cartotech) as well as the impact of the acquisition of Cartotech in June 1998. Prior to its acquisition by the Company, Cartotech's sales for fiscal 1997 were approximately $14.6 million.

              In the first quarter of fiscal year 2000, the Company experienced delays in implementing certain cost reduction initiatives associated with several of our contracts. As the cost reductions were not realized to the extent originally anticipated, the estimate of the total production costs for these contracts was increased. Since the cost estimates are used to determine the amount of revenue to be recognized, the effect of these changes in cost estimates was to reduce sales and net income for fiscal 1999 by $3.5 million and $2.2 million, respectively, from the Company's previous estimates. This reduction in revenue will be recovered over the remaining lives of the affected contracts, approximately six to fifteen months.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits increased 34.6% to $57.8 million for fiscal 1999 from $43.0 million for fiscal 1998. This increase was primarily due to the addition of over 270 employees as a result of the Cartotech acquisition in June 1998, as well as the hiring of additional employees to support the Company's increased business. As a percentage of sales, salaries, wages and related benefits increased to 50.9% for fiscal 1999 from 48.7% for fiscal 1998. This increase was primarily attributable to the upward revisions in total estimated costs to be incurred for certain contracts, which resulted in a reduction in the amount of sales recognized. The Company anticipates that, as a percentage of sales, salaries, wages and related benefits will decrease, with a corresponding increase in subcontractor costs, due, in part, to the Company's September 1999 sale of Cartographic Sciences (formerly Interra Technologies), an India- based company that had been an owned production facility since May 1998.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 30.7% to $15.6 million for fiscal 1999 from $12.0 million for fiscal 1998, and increased as a percentage of sales to 13.8% for fiscal 1999 from 13.6% for fiscal 1998.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased 18.3% to $17.7 million for fiscal 1999 from $15.0 million for fiscal 1998, primarily due to the acquisition of Cartotech. As a percentage of sales, other general and administrative costs decreased to 15.6% for fiscal 1999 from 16.9% for fiscal 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For fiscal 1999, depreciation and amortization increased 46.7% to $5.7 million from $3.9 million for fiscal 1998. This increase was primarily attributable to the increased goodwill recorded as a result of the Cartotech acquisition. As a percentage of sales, depreciation and amortization increased to 5.0% for fiscal 1999 from 4.4% for fiscal 1998.

OTHER EXPENSE, NET. Other expense, net is comprised of net interest expense and the net gain on sale of assets. Interest expense increased 25.1% to $2.7 million for fiscal 1999 from $2.2 million in fiscal year 1998. This increase was primarily due to the full year interest expense on debt incurred in connection with the acquisition of Cartotech in June 1998. Net gain on sale of assets was $1.1 million in fiscal 1999, up from $15,000 in fiscal 1998 primarily due to the gain on sale of the Cartographic Sciences unit.

INCOME TAX EXPENSE. Income tax expense was $6.0 million for fiscal 1999 compared to $4.9 million for fiscal 1998. The Company's effective income tax rate for fiscal 1999 was 39.4%, a decrease from 40.4% for fiscal 1998, due to a decrease in state income taxes over the prior year.

NET EARNINGS. Due to the factors discussed above, net earnings increased 28.2% to $9.3 million for fiscal 1999 from 7.2 million for fiscal 1998.

FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

SALES. Sales increased $47.4 million to $88.2 million for fiscal 1998 from $40.8 million for fiscal 1997. This increase was due to an increase in the number and size of customer contracts with the Company (including MSE and Cartotech) as well as the impact of the acquisition of MSE in July 1997 and Cartotech in June 1998. Prior to their acquisition by the Company, MSE's sales for fiscal 1996 were approximately $ 22.5 million and Cartotech's sales for fiscal 1997 were approximately $14.6 million.

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

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs increased 110.3% to $15.0 million for fiscal 1998 from $7.1 million for fiscal 1997, primarily due to the acquisition of MSE and Cartotech. As a percentage of sales, other general and administrative costs decreased to 16.9% for fiscal 1997 from 17.4% for fiscal 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 116.9% to $3.9 million in fiscal 1998 from $1.8 million for fiscal 1997. This increase was primarily attributable to the increased goodwill recorded as a result of the MSE and Cartotech acquisitions. As a percentage of sales, depreciation and amortization was 4.4% for both fiscal 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

            Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. As of September 30, 1999, the Company had no borrowings outstanding on its working capital lines of credit and $27.6 million on its term debt. During 1998, the Company replaced its existing lines of credit with a three-year, $21.0 million secured working capital line of credit and the Company refinanced $25.4 million of term debt. Borrowings under the new credit facilities bear interest at a rate per annum equal to, at the Company's option, (i) the agent bank's prime rate or (ii) an adjusted London Interbank Offering Rate (LIBOR) plus a margin ranging from 1.25% to 2.25%. The effective borrowing rate was 6.63% on September 30, 1999.

            The Company's cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations is reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an "account receivable" is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. "Revenues in excess of billings" occur when the Company has performed under a contract even though a billing event has not been triggered. "Billings in excess of revenues" occur when the Company receives an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by ASI in its business, affect the Company's cash flow as projects are signed, performed, billed and collected.

            Net cash provided by the Company's operating activities was $ 8.9 million for fiscal year 1999. Net cash used by the Company's operating activities was $4.4 million in 1998 and net cash provided by operating activities was $2.7 million for fiscal year 1997. Changes in the contract-related accounts described in the previous paragraph were not a significant use of cash in fiscal 1999. Accounts payable and accrued expenses decreased $3.0 million from September 30, 1998 to September 30, 1999 primarily due to lower amounts owed to subcontractors at the end of fiscal 1999.

            Cash used by investing activities for fiscal years 1997 and 1998 was $12.5 million and $12.2 million, respectively. Cash provided by investing activities for fiscal year 1999 was $818,000. Proceeds from sales of assets were $4.1 million in 1999 primarily due to the sales of the Mid-States Engineering and Cartographic Sciences units. Cash used by investing activities principally consisted of payments for net assets acquired in business combinations and purchases of equipment and leasehold improvements.

            Cash provided by financing activities for fiscal years 1997 and 1998 was $10.3 million and $17.3 million, respectively. Cash flows used by financing activities was $5.3 million in fiscal year 1999. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.

            The Company believes that funds available under its lending arrangements and cash flows from operations are adequate to finance its operations for at least the next 18 months.

RECENT ACCOUNTING PRONOUNCEMENTS

While there have been several accounting pronouncements issued, these pronouncements either do not apply or are not expected to have a significant impact on the Company upon adoption.

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

During the fiscal 1999 first quarter, the Company established a formal Year 2000 program to address in detail the year 2000 issue with respect to all of the Company's material information technology (IT") and operating systems; non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded micro controller technology), including its proprietary production software; and the Year 2000 readiness of the Company's major vendors and significant service providers and subcontractors. The formal program consisted of four major phases: inventory; validation; renovation; and implementation/testing.

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

The validation phase involved the performance of tasks to identify potential Year 2000 issues and to determine the action, if any, required to mitigate the risks to the Company. The Company has completed the validation phase with respect to its IT-hardware and non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain imbedded micro controllers). The Company has not identified any material Year 2000 issues with respect to its IT- hardware. With respect to its non-IT technology systems, the Company has identified that its voicemail systems in its Wisconsin, North Carolina and Indianapolis offices and its basic telephone switch in its Indianapolis office are not Year 2000 compliant. The Company implemented updates and "work arounds" and believes that these items will continue to operate in 2000. The Company identified its vendors, suppliers and subcontractors and customers whose Year 2000 readiness may impact its business. The Company has completed gathering information from these parties, and assessed their statements of readiness and, based on information provided to it, does not believe that any of its significant vendors, suppliers or subcontractors are likely to present any significant exposure to Year 2000 issues. As of November 1, 1999, the Company has completed the validation and renovation phases with respect to its proprietary production software, including a review of all of its proprietary software.

The renovation phase is intended to ensure that the appropriate items as identified in the validation phase as having Year 2000 issues are upgraded or procedures put in place to meet Year 2000 compliance criteria. This may include software updates, hardware updates, development of new processes or "work-arounds," new business practices and training programs. Completion of the various elements of this phase was tied to corresponding elements within the inventory and validation phase, the Company believes that the material repairs, replacements and renovations were substantially complete as of November 1, 1999 for systems under the direct control of the Company.

The implementation/testing/full compliance phase involves verifying and testing the critical business processes and systems and infrastructure to ensure Year 2000 issues will not cause major disruption in the ongoing operation of the Company's business. The Company believes that the implementation/testing phase, performed by its internal Year 2000 team following the completion of the repair and renovation phase, was substantially complete as of November 1, 1999. The Company expects to continue monitoring activity in an effort to ensure that unforeseen Year 2000 critical items will be discovered.

STATE OF READINESS

The Company has completed its formal risk assessment of the Year 2000 issue within the Company. Based on the Company's assessment of its most critical systems, its proprietary operations software, and its IT and non-IT systems, it believes that no material Year 2000 issues have arisen in the formal assessment. In addition, based on the information provided to it, the Company does not believe that its significant vendors, suppliers and subcontractors are or are likely to present any significant exposure due to Year 2000 issues, although the Company is relying solely on the assessments of these third parties of their Year 2000 readiness. The Company's customer contracts specify database designs, including date fields, and the Company's delivery of data conforms to such specifications. Accordingly, the Company has not formally evaluated and does not anticipate evaluating the Year 2000 issue as it relates to the computer systems used by its customers and potential customers.

COSTS

The Company primarily used internal resources to perform the work required to address the Year 2000 issue. To date, these costs have not been material and involve the temporary reallocation of existing resources. Although the Company believes that the remaining cost of the Year 2000 modifications for its internal systems will not be material, there can be no assurance that a Year 2000 compliance issue will not arise that could result in material expenditures or that could have an adverse effect on the Company's business, operating results or financial position.

RISKS

In a reasonably likely worst-case scenario, the failure to correct a material Year 2000 problem in the Company's internal IT and non-IT systems could result in an interruption in or failure of certain normal business activities or operations, including operations that are essential to the provision of the Company's services. In addition, the Company also faces risks that its vendors, suppliers and subcontractors will not be able to remedy their Year 2000 issues. The Company cannot determine the present risks to the Company of such failures. Under a reasonably likely worst-case scenario, if such vendors were not Year 2000 compliant and other vendors, suppliers or subcontractors could not be readily substituted for them, such failures could have a material adverse effect on the Company's operations. The Company currently believes that its most reasonably likely worst-case scenario would occur if the Company's present or future customers, primarily utilities, local and state governments, would fail to achieve Year 2000 compliance. If the Company's customers are not Year 2000 compliant or in preparing to become Year 2000 compliant, the customers may postpone, delay or cancel work on the Company's contracts. If the Company's customers are not Year 2000 compliant, they may be unable to pay the Company's invoices for some period of time. In addition, they may expend material costs to remedy problems or they may face litigation expenses. As a result, Year 2000 issues could reduce or eliminate customers' budgets for purchases of the Company's services even if those customers currently believe they are Year 2000 compliant. Depending on the number of customers that experience these problems, these events could have a material adverse effect on the Company's business, operating results and financial condition.

CONTINGENCY PLANS

The Company has not yet discovered a material Year 2000 problem in its internal IT and non-IT systems. If the Company identifies significant risks related to Year 2000 compliance or its progress deviates from the anticipated schedule, the Company will develop contingency plans as necessary.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.

            Short term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $22 million was outstanding as of September 30, 1999. Assuming September 30, 1999 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's interest expense by $220,000.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                          INDEPENDENT AUDITORS' REPORT


                     The Board of Directors and Stockholders
                            Analytical Surveys, Inc.:

We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles.


                                                 KPMG LLP

Denver, Colorado
December 29, 1999

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 1998 and 1999
                                 (In thousands)


                                     ASSETS                             1998                1999
                                                                     ----------          ----------
Current assets:
    Cash                                                             $    2,243               6,659
    Accounts receivable, net of allowance for doubtful
       accounts of $161 and $88 in 1998 and 1999,
       respectively (notes 3 and 9)                                      17,501              15,414
    Revenue earned in excess of billings (note 3)                        39,316              40,902
    Deferred income taxes (note 6)                                          557                 402
    Income taxes receivable                                                 675                 115
    Prepaid expenses and other                                              659               1,815
                                                                     ----------          ----------

          Total current assets                                           60,951              65,307
                                                                     ----------          ----------

Equipment and leasehold improvements, at cost:
    Equipment                                                            13,015              13,916
    Furniture and fixtures                                                1,594               1,581
    Leasehold improvements                                                  817               1,076
                                                                     ----------          ----------

                                                                         15,426              16,573
    Less accumulated depreciation and amortization                       (7,470)             (8,740)
                                                                     ----------          ----------

          Net equipment and leasehold improvements                        7,956               7,833
                                                                     ----------          ----------

Deferred income taxes                                                       134                 590
Goodwill, net of accumulated amortization of $1,654 and
    $3,174 in 1998 and 1999, respectively (note 2)                       25,272              22,098
Other assets, net of accumulated amortization of $549 and
     $774 in 1998 and 1999, respectively                                    227                   2
                                                                     ----------          ----------

          Total assets                                               $   94,540              95,830
                                                                     ----------          ----------
                                                                     ----------          ----------

                          ANALYTICAL SURVEYS, INC.
                              AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        September 30, 1998 and 1999
                               (In thousands)



                    LIABILITIES AND STOCKHOLDERS' EQUITY                             1998                1999
                                                                               -----------------   -----------------
Current liabilities:
    Current portion of long-term debt (note 4)                               $          4,594               7,265
    Billings in excess of revenue earned (note 3)                                       1,232               2,008
    Accounts payable and other accrued liabilities                                      8,229               4,923
    Accrued payroll and related benefits                                                5,910               4,069
                                                                               -----------------   -----------------
          Total current liabilities                                                    19,965              18,265

Long-term debt, less current portion (note 4)                                          29,920              20,339

Other liabilities                                                                         192                  85
                                                                               -----------------   -----------------
          Total liabilities                                                            50,077              38,689
                                                                               -----------------   -----------------
Stockholders' equity (note 7):
    Preferred stock, no par value.  Authorized 2,500
       shares; none issued or outstanding                                                 --                   --
    Common stock, no par value.  Authorized 100,000
       shares;  6,732 and 6,948 shares issued and
       outstanding in 1998 and 1999, respectively                                      28,670              32,080
    Retained earnings                                                                  15,793              25,061
                                                                               -----------------   -----------------
          Total stockholders' equity                                                   44,463              57,141
                                                                               -----------------   -----------------
Commitments (note 5)

          Total liabilities and stockholders' equity                         $         94,540              95,830
                                                                               -----------------   -----------------
                                                                               -----------------   -----------------


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended September 30, 1997, 1998 and 1999
                    (In thousands, except per share amounts)



                                                                     1997              1998               1999
                                                                ---------------   ---------------   -----------------
Sales                                                        $        40,799            88,155             113,548
                                                                ---------------   ---------------   -----------------

Costs and expenses:
    Salaries, wages and benefits                                      19,792            42,953              57,821
    Subcontractor costs                                                5,899            11,961              15,628
    Other general and administrative                                   7,115            14,964              17,708
    Depreciation and amortization                                      1,780             3,860               5,661
                                                                ---------------   ---------------   -----------------
                                                                      34,586            73,738              96,818
                                                                ---------------   ---------------   -----------------
          Earnings from operations                                     6,213            14,417              16,730
                                                                ---------------   ---------------   -----------------
Other income (expense):
    Interest expense, net                                               (772)           (2,156)             (2,698)
    Costs related to terminated stock offering                          --                (300)                 --
    Gain on sale of subsidiaries (note 2)                               --                --                 1,084
    Other                                                                  2               164                 175
                                                                ---------------   ---------------   -----------------
                                                                        (770)           (2,292)             (1,439)
                                                                ---------------   ---------------   -----------------
          Earnings before income taxes                                 5,443            12,125              15,291

Income tax expense (note 6)                                            2,112             4,894               6,023
                                                                ---------------   ---------------   -----------------
          Net earnings                                       $         3,331             7,231               9,268
                                                                ---------------   ---------------   -----------------
                                                                ---------------   ---------------   -----------------
Earnings per common share:
    Basic                                                    $          0.64              1.14                1.36
    Diluted                                                  $          0.60              1.06                1.29

Weighted average outstanding common shares:
    Basic                                                              5,244             6,349               6,833
    Diluted                                                            5,562             6,819               7,177


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended September 30, 1997, 1998 and 1999
                                 (In thousands)


                                                                COMMON STOCK             RETAINED
                                                         --------------------------
                                                            SHARES         AMOUNT         EARNINGS        TOTAL
                                                         ------------  -------------  --------------   -------------
Balances at October 1, 1996                                     4,887     $    5,695          5,231         10,926

Common stock issued in connection
    with business combination (note 2)                            925          7,313           --            7,313
Exercise of stock options                                         302            954           --              954
Tax benefit relating to exercise of stock
    options                                                      --            1,307           --            1,307
Net earnings                                                     --             --            3,331          3,331
                                                           ----------     ----------     ----------     ----------
Balances at September 30, 1997                                  6,114         15,269          8,562         23,831

Common stock issued in connection
    with business combination (note 2)                            354          8,269           --            8,269
Exercise of stock options                                         264          2,017           --            2,017
Tax benefit relating to exercise of stock
    options                                                      --            3,115           --            3,115
Net earnings                                                     --             --            7,231          7,231
                                                           ----------     ----------     ----------     ----------
Balances at September 30, 1998                                  6,732         28,670         15,793         44,463

Common stock issued in connection
    with business combination (note 2)                             22            514           --              514
Exercise of stock options                                         194          1,595           --            1,595
Tax benefit relating to exercise of stock
    options                                                      --            1,301           --            1,301
Net earnings                                                     --             --            9,268          9,268
                                                           ----------     ----------     ----------     ----------
Balances at September 30, 1999                                  6,948     $   32,080         25,061         57,141
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------


See accompanying notes to consolidated financial statements.

                          ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended September 30, 1997, 1998 and 1999
                                 (In thousands)


                                                                                    1997             1998           1999
                                                                               ---------------   ------------   ------------
Cash flows from operating activities:
    Net earnings                                                                    $    3,331          7,231          9,268
    Adjustments to reconcile net earnings to net cash provided
       (used) by operating activities:
          Depreciation and amortization                                                  1,780          3,860          5,661
          Gain on sale of subsidiaries                                                      (2)           (15)        (1,084)
          Deferred income tax benefit                                                      (55)          (350)          (470)
          Tax benefit relating to exercise of stock options                              1,307          3,115          1,301
          Changes in operating assets and liabilities, net of effect of business combinations:
               Accounts receivable, net                                                    951         (6,907)           798
               Revenue earned in excess of billings                                     (4,746)       (16,213)        (2,286)
               Income taxes receivable or payable                                         --             (675)           601
               Prepaid expenses and other                                                    9             15         (1,085)
               Billings in excess of revenue earned                                       (302)           121            866
               Accounts payable and other accrued liabilities                             (111)         3,434         (2,975)
               Accrued payroll and related benefits                                        555          1,963         (1,706)
                                                                                    ----------     ----------     ----------

                   Net cash provided (used) by operating activities                      2,717         (4,421)         8,889
                                                                                    ----------     ----------     ----------

Cash flows from investing activities:
    Purchase of equipment and leasehold improvements                                    (1,596)        (3,888)        (3,295)
    Proceeds from sale of subsidiary                                                       159             15          4,113
    Payments for net assets acquired in business combinations, net
       of cash acquired                                                                (11,092)        (8,337)          --
                                                                                    ----------     ----------     ----------

                   Net cash provided (used) by investing activities                    (12,529)       (12,210)           818
                                                                                    ----------     ----------     ----------

Cash flows from financing activities:
    Net borrowings (payments) under lines-of-credit with bank                           (2,027)         4,277         (5,750)
    Proceeds from issuance of long-term debt                                            12,714         29,072          4,003
    Principal payments on long-term debt                                                (1,292)       (18,051)        (5,139)
    Proceeds from exercise of stock options                                                954          2,017          1,595
                                                                                    ----------     ----------     ----------

                   Net cash provided (used) by financing activities                     10,349         17,315         (5,291)
                                                                                    ----------     ----------     ----------

                   Net increase in cash                                                    537            684          4,416

Cash at beginning of year                                                                1,022          1,559          2,243
                                                                                    ----------     ----------     ----------

Cash at end of year                                                                 $    1,559          2,243          6,659
                                                                                    ----------     ----------     ----------
                                                                                    ----------     ----------     ----------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                          $      815          2,113          2,567
                                                                                    ----------     ----------     ----------
                                                                                    ----------     ----------     ----------

    Cash paid for income taxes                                                      $      888          2,643          4,295
                                                                                    ----------     ----------     ----------
                                                                                    ----------     ----------     ----------

    Common stock issued for net assets acquired in business
       combinations                                                                 $    7,313          8,269            514
                                                                                    ----------     ----------     ----------
                                                                                    ----------     ----------     ----------


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

              Analytical Surveys, Inc. (ASI or the Company) is a Colorado corporation formed in 1981. ASI's primary business is the production of precision computerized maps and information files used in Geographic Information Systems (GIS). Federal, state and local government agencies and commercial companies use GIS to manage information relating to utilities, natural resources, streets, land use and property taxation. The Company operates in one business segment.

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

       (b)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:


                    Equipment                                      3 to 5 years
                    Furniture and fixtures                         3 to 5 years
                    Leasehold improvements                         5 to 10 years

              Maintenance, repairs and renewals which do not add to the value of an asset or extend its useful life are charged to expense as incurred.

       (c)    REVENUE RECOGNITION

              The Company recognizes revenue using the percentage of completion method of accounting based on the cost-to-cost method, whereby the percentage complete is based on costs incurred in relation to total estimated costs. Costs associated with obtaining contracts are expensed as incurred. The Company does not combine contracts for purposes of recognizing revenue and, generally, does not segment contracts.

              Revenue earned in excess of billings represents revenue related to services completed but not billed. The Company bills customers based upon the terms included in the contracts, which are generally upon delivery of certain products or information, or achievement of milestones defined in the contracts. When billed, such amounts are recorded as accounts receivable. Billings in excess of revenue earned represent billings in advance of services performed.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

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

       (f)    IMPAIRMENT OF LONG-LIVED ASSETS

              The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) which requires that long-lived assets and certain identifiable intangibles, including goodwill, held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability of goodwill is further evaluated under the provisions of APB Opinion No. 17, INTANGIBLE ASSETS, based upon undiscounted cash flows. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by an asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows or independent appraisal.

       (g)    STOCK-BASED COMPENSATION

              The Company accounts for its stock-based employee compensation plans using the intrinsic value based method prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations (APB 25). The Company has provided pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting for the plans, as prescribed by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), had been applied. Pro forma disclosures include the effects of employee stock options granted subsequent to October 1, 1995.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

       (h)    RESEARCH AND DEVELOPMENT COSTS

              The Company expenses research and development costs as they are incurred. Research and development costs, which are included in salaries, wages and benefits expenses in the consolidated statements of operations, totaled $274,905, $255,928 and $291,073 for the years ended September 30, 1997, 1998 and 1999, respectively.

       (i)    EARNINGS PER SHARE

              Earnings per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). Under SFAS 128, basic earnings per share
              (EPS) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of the Company's stock options, determined using the treasury stock method.

       (j)    FINANCIAL INSTRUMENTS

              The carrying amounts of the Company's financial instruments at September 30, 1998 and 1999 approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates of these instruments.

(2) BUSINESS COMBINATIONS AND SALE OF SUBSIDIARY In September 1999, the Company sold the net assets of its Mid States Engineering, LLC subsidiary for $2,900,000 in cash. The Company recorded a gain on the sale of approximately $192,000.

       In September 1999, the Company sold the net assets of its Cartographic Sciences Private Limited subsidiary (formerly Interra Technologies, Inc.) for $1,000,000 in cash and 52,000 shares of common stock of the seller valued at $538,000. The Company recorded a gain on the sale of approximately $892,000. The Company had previously acquired the common stock of Interra Technologies, Inc. in May 1998 for cash of approximately $438,000.

       In December 1998, the Company acquired the assets of Measurement Science, Inc. for 21,850 shares of restricted common stock valued at approximately $514,000.

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

                        September 30, 1997, 1998 and 1999

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

       All of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition. The aggregate purchase prices of the acquisitions were allocated based on fair values as follows (amounts in thousands):

                                                                    YEAR ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------
                                                        1997                 1998                   1999
                                                 ------------------     ---------------       ----------------
Current assets                                           $   13,463               3,732                     --
Equipment                                                     1,500               1,950                    514
Other assets, including goodwill                             10,996              14,048                     --
Current liabilities                                          (5,526)             (2,930)                    --
Non-current liabilities                                        (620)                 --                     --
                                                 ------------------     ---------------       ----------------

                                                         $   19,813              16,800                    514
                                                 ------------------     ---------------       ----------------
                                                 ------------------     ---------------       ----------------

       The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions had occurred on October 1, 1997 (in thousands, except per share amounts):

                                                      YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------
                                                      1998                 1999
                                                 ---------------    ---------------
Revenue                                          $       101,245            113,853
                                                 ---------------    ---------------
                                                 ---------------    ---------------
Net earnings                                     $         7,427              9,245
                                                 ---------------    ---------------
                                                 ---------------    ---------------
Diluted earnings per share                       $          1.09               1.29
                                                 ---------------    ---------------
                                                 ---------------    ---------------

       The pro forma information is based on historical results and does not necessarily reflect the actual operating results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises.

(3) ACCOUNTS RECEIVABLE, REVENUE EARNED IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF REVENUE EARNED

       At September 30, 1999, the estimated period to complete contracts in process ranges from one to thirty-six months, and the Company expects to collect substantially all related accounts receivable and revenue earned in excess of billings within one year.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

       The following summarizes contracts in process at September 30 (in thousands):

                                                                 1998                  1999
                                                            ----------------      -----------------
Costs incurred on uncompleted contracts                     $        110,185                134,563
Estimated earnings                                                    46,779                 66,081
                                                            ----------------      -----------------

                                                                     156,964                200,644
Less billings to date                                               (118,880)              (161,750)
                                                            ----------------      -----------------

                                                            $         38,084                 38,894
                                                            ----------------      -----------------
                                                            ----------------      -----------------
Included in the accompanying consolidated
   balance sheets as follows:
     Revenue earned in excess of billings                   $         39,316                 40,902
     Billings in excess of revenue earned                             (1,232)                (2,008)
                                                            ----------------      -----------------

                                                            $         38,084                 38,894
                                                            ----------------      -----------------
                                                            ----------------      -----------------

(4)      DEBT

         Long-term debt and lines-of-credit with bank consists of the following at September 30:

                                                                                        1998        1999
                                                                                      --------    --------
                                                                                         (in thousands)
Lines-of-credit with bank providing for total borrowings of $21,000,000, with interest at LIBOR plus applicable margins ranging from 1.25% to 1.75% (6.63%
  at September 30, 1999), collateralized by substantially all of the assets of the Company. No borrowings were outstanding under the line-of-
  credit as of September 30, 1999. (a)                                                $  5,750        --

Note payable to bank due in quarterly installments with interest based on LIBOR plus applicable margins ranging from 1.25% to 1.75% or prime rate (6.63% at
  September 30, 1999), with final payment in October 2003, secured by substantially all
  assets of the Company. (a)                                                            25,350      21,900

Capital lease obligation under a $4,250,000 leasing facility, bearing interest at effective rates ranging from 7.37% to 10.00%, payable in monthly installments through November
  2001                                                                                   2,809       5,240

Other                                                                                      605         464
                                                                                      --------    --------
                                                                                        34,514      27,604
Less current portion                                                                    (4,594)     (7,265)
                                                                                      --------    --------

                                                                                      $ 29,920      20,339
                                                                                      --------    --------
                                                                                      --------    --------

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

         (a) These loan agreements contain restrictive covenants which require, among other things, the maintenance of certain financial ratios and include certain limitations on capital expenditures and dividend payments.

              Maturities of long-term debt, as of September 30, 1999, are as follows (in thousands):

     Years ending September 30:
       2000                                     $  7,265
       2001                                        7,523
       2002                                        6,342
       2003                                        5,860
       2004                                          566
       Thereafter                                     48
                                                --------

                                                $ 27,604
                                                --------
                                                --------

(5)    LEASES
       The Company leases its facilities and certain equipment under operating leases. Amounts due under noncancelable operating leases with terms of one year or more at September 30, 1999 are as follows (in thousands):

         Years ending September 30:
            2000                                                  $   2,720
            2001                                                      2,028
            2002                                                      1,687
            2003                                                        643
            2004                                                        453
            Thereafter                                                  377
                                                                    -------

                Total minimum operating lease payments            $   7,908
                                                                    -------
                                                                    -------

       Rent expense totaled $1,345,310, $2,300,113 and $2,780,104 for the years ended September 30, 1997, 1998 and 1999, respectively.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

(6)      INCOME TAXES

         Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):

                                                        1997           1998          1999
                                                      ---------      ---------     ---------
      Current:
        Federal                                       $   1,847          4,244         5,604
        State and local                                     320          1,000           889
                                                      ---------      ---------     ---------

                                                          2,167          5,244         6,493
                                                      ---------      ---------     ---------

      Deferred:
        Federal                                             (42)          (270)         (400)
        State and local                                     (13)           (80)          (70)
                                                      ---------      ---------     ---------

                                                            (55)          (350)         (470)
                                                      ---------      ---------     ---------

                                                      $   2,112          4,894         6,023
                                                      ---------      ---------     ---------
                                                      ---------      ---------     ---------

       The exercise of non-qualified stock options results in state and federal income tax deductions to the Company related to the difference between the market price at the date of exercise and the option exercise price. The benefit of such deductions is recorded as an increase to stockholders' equity and totaled approximately $1,307,000, $3,115,000 and $1,301,000 in 1997, 1998 and 1999, respectively.

       Actual income tax expense differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):

                                                        1997           1998          1999
                                                      ---------      ---------     ---------
Computed "expected" income tax expense                $   1,851          4,123         5,199
State income taxes, net of federal tax effect               203            607           478
Amortization of nondeductible goodwill                     --               84           345
Other, net                                                   58             80             1
                                                      ---------      ---------     ---------

         Actual income tax expense                    $   2,112          4,894         6,023
                                                      ---------      ---------     ---------
                                                      ---------      ---------     ---------

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, are as follows (in thousands):

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

                                                                                      1998           1999
                                                                                   -----------    -----------
Current deferred tax assets and liabilities:
  Accrued liabilities, primarily due to accrued compensated
     absences for financial statement purposes                                     $       543            469
  Other, net                                                                                14            (67)
                                                                                   -----------    -----------

         Total net current deferred tax asset                                      $       557            402
                                                                                   -----------    -----------
                                                                                   -----------    -----------


Noncurrent deferred tax assets:
Equipment and leasehold improvements, primarily due to
  differences in depreciation                                                      $       118            167
Goodwill amortization                                                                     --              416
Other, net                                                                                  16              7
                                                                                   -----------    -----------

         Total noncurrent deferred tax asset                                       $       134            590
                                                                                   -----------    -----------
                                                                                   -----------    -----------

       Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

(7)    STOCKHOLDERS' EQUITY AND STOCK OPTIONS

       The Board of Directors may issue preferred stock with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

       The Company currently has five nonqualified stock option plans. At September 30, 1999, approximately 88,000 shares were available for grant under the plan. The exercise price of the options is established by the Board of Directors on the date of grant. Employees may vest in their options either 100% on date of grant or 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from date of grant.

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

                        September 30, 1997, 1998 and 1999

       upon the fair value of options on the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net earnings and diluted earnings per share would have been as follows:

                                                           Year ended September 30,
                                               ------------------------------------------------
                                                   1997               1998             1999
                                               -------------      ------------     ------------
               Net earnings                           $2,798             4,743            6,007
               Diluted earnings per share                .50               .70             0.84

       The weighted average fair value of options granted during 1997, 1998 and 1999 was $5.49, $17.93 and $11.70 per share, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of three years, 67% volatility and a risk-free interest rate ranging from 5% to 6%.

       The above pro forma disclosures are not necessarily representative of the effect on the historical net earnings for future periods because options vest over several years, and additional awards are made each year. In addition, compensation cost for options granted prior to October 1, 1995, which vest after that date has not been considered.

       Stock option activity for the plans for the years ended September 30 are summarized as follows (shares in thousands):

                                                                           WEIGHTED
                                                                            AVERAGE
                                                           NUMBER OF     EXERCISE PRICE
                                                            OPTIONS         PER SHARE
                                                           ---------     ------------
Balance, October 1, 1996                                         989      $      4.95
  Granted                                                        641            13.06
  Exercised                                                     (302)            3.16
  Canceled                                                       (40)           10.64


Balance, September 30, 1997                                    1,288             9.23
  Granted                                                        753            38.67
  Exercised                                                     (264)            7.65
  Canceled                                                        (4)           23.58
                                                           ---------     ------------

Balance, September 30, 1998                                    1,773            21.94
  Granted                                                        257            24.03
  Exercised                                                     (194)            8.24
  Canceled                                                        (5)           21.90
                                                           ---------     ------------

Balance, September 30, 1999                                    1,831      $     20.80
                                                           ---------     ------------
                                                           ---------     ------------

       A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 1999 is as follows (shares in thousands):

                                      NUMBER                                               NUMBER
                                   OUTSTANDING                          WEIGHTED         EXERCISABLE
                                        AT              WEIGHTED         AVERAGE             AT                WEIGHTED
                                    SEPTEMBER            AVERAGE       REMAINING          SEPTEMBER             AVERAGE
            RANGE OF                   30,              EXERCISE      CONTRACTUAL            30                EXERCISE
         EXERCISE PRICE                1999               PRICE       LIFE (YEARS)          1999                 PRICE
         ------------------      ----------------      ----------    -------------    -----------------     -------------
      $     .0   -    10.00                  214       $    2.87           4                      214       $       2.87
          10.0   -    20.00                  616           12.53           7                      471              12.38
          20.0   -    40.00                  956           29.06           9                      357              30.76
          40.0   -    44.00                   45           44.00           9                       23              44.00
         -----      -------      ----------------      ---------     -------------    ----------------      ------------

      $    .01        44.00                1,831       $   20.80           7                    1,065       $      17.30
         -----      -------      ----------------      ---------     -------------    ----------------      ------------
         -----      -------      ----------------      ---------     -------------    ----------------      ------------

(8)    EMPLOYEE BENEFIT PLAN

       The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches 50% of employee contributions up to 4% of their compensation. The Company contributed $185,602, $370,814 and $660,740 to the plan in 1997, 1998 and 1999, respectively.

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

       The Company's accounts receivable are primarily due from a variety of organizations throughout the United States. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit and collection issues arise. Management's estimates of uncollectible amounts have been adequate in prior years, and management believes that all significant credit and collection risks have been identified and adequately provided for at September 30, 1999.

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

                                    PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    (1) Financial Statements

       Included in Part II of this Report:

       Independent Auditors' Report

         Consolidated Balance Sheets, September 30, 1998 and 1999

         Consolidated Statements of Operations, Years Ended September 30,
                  1997, 1998 and 1999

         Consolidated Statements of Stockholders' Equity, Years Ended
                  September 30, 1997, 1998 and 1999

         Consolidated Statements of Cash Flows, Years
                  Ended September 30, 1997, 1998 and 1999

         Notes to Consolidated Financial Statements,
                  September 30, 1997, 1998 and 1999

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

       The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

3.     Articles of Incorporation and By-Laws

       3.1 Articles of Incorporation, as amended (incorporated by reference to ASI's Registration Statement on Form S-18, (Registration No.
              2-93108-D).)




       3.3 By-Laws (incorporated by reference to ASI's Registration Statement on Form S-18 (Registration No. 2-93108-D).

       3.3    Amendment to By-laws (incorporated by reference to ASI's Annual
              Report on Form 10- K for the year ended September 30, 1998).

4.     Instruments defining the rights of Security Holders including Indentures

       Form of Stock Certificate (incorporated by reference to ASI's
       Registration Statement on Form S- 18 (Registration No. 2-93108-D).)

10.    Material Contracts

       10.1   Employment Agreement dated June 27, 1994 between ASI and Sidney V.
              Corder, Chief Executive Officer and President, (incorporated by reference to ASI's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.)

       10.2   Stock Option Plan dated December 17, 1987 as amended on August 31,
              1992 (incorporated by reference to ASI's Annual Report on Form
              10-K for the fiscal year ended September 30, 1992.)

       10.3   1993 Non-Qualified Stock Option Plan dated December 11, 1992
              (incorporated by reference to ASI's Proxy Statement dated January
              11, 1993.)

       10.4 Analytical Surveys, Inc. Incentive Bonus Plan (incorporated by reference to ASI's Annual Report on Form 10-K for fiscal year ended September 30, 1992.)

       10.5   1995 Non-Qualified Stock Option Plan dated August 22, 1995
              (incorporated by reference to ASI's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.)

       10.6 Real Estate Lease between MSE Realty, LLC and MSE Corporation, dated July 2, 1997 (incorporated by reference to ASI's Annual
              Report on Form 10-K for the fiscal year ended September 30, 1998.)

       10.7 Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, as amended and restated (incorporated by reference to Amendment No. 1 to ASI's Quarterly Report on Form 10-Q for the quarter ended
              December 31, 1998.)

       10.8   Credit Agreement between ASI and Bank One, Colorado, N.A. dated
              June 3, 1998 (including Exhibits A-1, A-2, A-3, C D and E thereto)
              (incorporated by reference to ASI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

       10.9   Amendment No. 1 to Credit Agreement between ASI and BankOne,
              Colorado, N.A. dated as of July 10, 1998 (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended
              September 30, 1998).

       10.10  Amendment No. 2. To Credit Agreement between ASI and BankOne,
              Colorado, N.A. dated as of October 20, 1998 (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended
              September 30, 1998).




       10.11  Amendment No. 3 to Credit Agreement between ASI and BankOne,
              Colorado, N.A. dated as of November 24, 1998 (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended
              September 30, 1998).

       10.12  Registration Rights Agreement dated July 2, 1997, between ASI and
              Sol C. Miller (incorporated by reference to ASI's Current Report on Form 8-K dated July 16, 1997, as amended on September 9, 1997).

23.    Consent of Experts and Counsel:

         Consent of KPMG LLP.

27.    Financial Data Schedule.

(b)    Reports on Form 8-K filed during the quarter ended September 30, 1999:

       None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Analytical Surveys, Inc.

         By:      /s/ Sidney V. Corder                                                          Date:  December 29, 1999
            ---------------------------------------------------------------------------
         Sidney V. Corder, Chairman of the Board, President,
                  Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

         SIGNATURE                                                                 DATE:
         By:      /s/ Sidney V. Corde                                              December 29, 1999
             ------------------------------------------------------------------
         Sidney V. Corder, Chairman of the Board,
                  President, Chief Executive Officer, and Director

         By:      /s/ Vincent J. Otto                                              December 29, 1999
             ------------------------------------------------------------------
         Vincent J. Otto, Chief Financial Officer

         By:      /s/ Brian J. Yates                                               December 29, 1999
         Brian J. Yates, Controller (principal
                  accounting officer)

         By:      /s/ Scott C. Benger                                              December 29, 1999
             ------------------------------------------------------------------
         Scott C. Benger, Senior Vice President - Finance

         By:
             ------------------------------------------------------------------
         Richard P. MacLeod, Director

         By:      /s/ James T. Rothe                                               December 29, 1999
             ------------------------------------------------------------------
         James T. Rothe, Director

         By:      /s/ Robert H. Keeley                                             December 29, 1999
             ------------------------------------------------------------------
         Robert H. Keeley, Director

         By:      /s/ John A. Thorpe                                               December 29, 1999
             ------------------------------------------------------------------
         John A. Thorpe, Director

         By:
             ------------------------------------------------------------------
         Willem H. J. Andersen, Director

         By:      /s/  Sol C. Miller                                               December 29, 1999
             ------------------------------------------------------------------
         Sol C. Miller, Director