Form 10-K/A
period 1999-09-30
ANALYTICAL SURVEYS INC
filed 2000-01-28
CIK 753048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

[   ]          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to  _______________

                         Commission file number 0-13111



                            ANALYTICAL SURVEYS, INC.
             (Exact name of registrant as specified in its charter)



         Colorado                                                84-0846389
         ---------------------------                        -------------------
         State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization                      Identification No.)

     941 Meridian Street, Indianapolis, IN                             46204
     --------------------------------------------------------------------------
     (Address or principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (317) 634-1000
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class           Name of each exchange on which registered

         ---------------------------------------------------------------
           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock
                    -----------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                       (i)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART III.


Item 10.   Directors and Executive Officers of the Registrant................1

Item 11.   Executive Compensation............................................4

Item 12.   Security Ownership of Other Beneficial Owners and Management......8

Item 13.   Certain Relationships and Related Transactions....................9



                                  (ii)

         This Annual Report on form 10-K is hereby amended to add the information required by Part III.



                                    PART III.


Item 10.          Directors and Executive Officers of the Registrant.

         Directors

         The following lists the directors of Analytical Surveys, Inc. ("ASI" or the "Company"), their birth dates, and a description of their business experience and positions held as of January 25, 1999. The Board consists of six directors. Directors are elected to a one year term. The date the present term of office expires for each director is the date of the Annual Meeting of the Company's stockholders.

         Willem H. J. Andersen, 58, has served as a director of the Company since October 1995. Since November 1998 he has served as CEO of Intermezzo Systems, Inc., a software development company in the hospitality industry. From February 1995 to November 1998, he was a consultant with A&S Consulting Ltd. From 1992 to February 1995, he served as President and Chief Executive Officer of Comlinear Corporation, a subsidiary of National Semiconductor Corporation. From 1970 until his retirement in 1992, Mr. Andersen held various positions with a number of divisions of Phillips N.V. of the Netherlands, including President and Chief Executive Officer of Laser Magnetic Storage International Company, a North American Phillips company.

         Dr. Robert H. Keeley, 58, has served as a director of the Company since December 1992. Since September 1992, Dr. Keeley has been the El Pomar Professor of Business Finance at the College of Business and Administration, University of Colorado at Colorado Springs, where he also is associated with the Colorado Institute for Technology Transfer and Implementation. Dr. Keeley also currently serves on the boards of directors of Simtek Corporation, a developer of high-performance nonvolatile semiconductor memories, and of several private companies.

         Richard P. MacLeod, 62, has served as a director of the Company since December 1987. From May 1985 until his retirement in April 1997, Mr. MacLeod was President of the United States Space Foundation, a private foundation. He served 24 years in the U.S. Air Force, most recently as Chief of Staff, North American Aerospace Defense Command, and as the first Air Force Space Command Chief of Staff.

         Sol C. Miller, 62, has served as a director of the Company since August 1997. Since January 24, 2000, Mr. Miller has served as Chief Executive Officer of the Company. He was a co-founder of MSE Corporation and was Chairman of the Board from 1960 until its acquisition by the Company in July 1997. He is the president of SCM Real Estate Development Corporation.

         Dr. James T. Rothe, 56, has served as a director of the Company since December 1987 and Chairman of the Board since January 24, 2000. Dr. Rothe has been a Professor of Business at the College of Business and Administration, University of Colorado at Colorado Springs since August 1986, where he served as Dean until June 1994. Since 1988, Dr. Rothe has been a principal in Phillips-Smith Specialty Retail, Inc., a venture capital firm. He is a director of Medlogic Global Corporation, which develops medical devices for the wound-management market. He is a director of NeoCone, LLC, an information technology company. He is also a trustee of the Janus Funds.

         John A. Thorpe, 65, the founder of ASI, has served as a director of the Company since February 1981. Since January 24, 2000, he has served as Assistant Chief Executive Officer of the Company. He served as Chairman of the Board of the Company from February 1981 until March 1997. Prior to founding the Company, Mr. Thorpe owned and operated Photosurveys (Pty.) Ltd., an aerial survey company located in Johannesburg, South Africa. Since 1993, Mr. Thorpe has also devoted part of his time as the Chief Technical Officer of the Company. Mr. Thorpe is a certified photogrammetrist.

         Director Compensation

         Non-employee "outside" directors receive an annual retainer of $6,500, plus a fee of $2,000 per meeting of the Board of Directors and $1,500 for each meeting of a Committee of the Board that does not occur on the same day as a Board meeting. Chairpersons of committees receive an additional annual fee of $3,000 for serving as committee chair. Directors who are also employees of the Company do not receive any additional compensation for their service as directors.

         Outside directors also participate in the Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan. Under this plan, each year for the life of the plan each outside director is granted options to purchase 9,000 shares of Company common stock at an exercise price equal to the fair market value at the date of grant.

         Mr. Miller also received an annual consulting fee as a consultant to the Company. In the initial agreement, such fee was $150,000 per year beginning July 1997 for one year, plus medical benefits. In July 1998, the agreement was extended to July 1999 and the fee was reduced to $100,000, plus medical benefits. In addition, the Company paid premiums on a life insurance policy payable to his designated beneficiaries. The amounts paid by the Company pursuant to these arrangements in fiscal 1999 were $84,165. Mr. Miller's consulting services were concluded with the July 1999 expiration of the agreement.

         Directors' Meetings and Committees

         The Board of Directors met six times during the fiscal year. Each Director attended at least 75 percent of the aggregate number of meetings of the Board of Directors and each committee of which he is a member.

         The Compensation Committee is chaired by Richard P. MacLeod with Messrs. Andersen, Keeley and Rothe as members. The Compensation Committee reviews and recommends to the Board salary and incentive compensation, including bonus, stock options and restricted stock for the Chief Executive Officer; reviews and approves the salaries and incentive compensation for all corporate officers and senior executives; and advises the Board with respect to the incentive compensation to be allocated to employees. The Compensation Committee does not include any employees or former or current officers of the Company. The Compensation Committee met three times during fiscal 1999.

         The Audit Committee is chaired by Robert H. Keeley, with Messrs. Andersen, MacLeod and Rothe as members. The Audit Committee recommends the appointment of the Company's independent accountants; reviews the scope and results of the audit plans of the independent accountants and the internal auditors; oversees the scope and adequacy of the Company's internal accounting control and record-keeping systems; reviews non-audit services to be performed by the independent accountants; and determines the appropriateness of fees for audit and non-audit services performed by the independent accountants. The Audit Committee met once during fiscal 1999.

         There is no nominating committee of the Board.

         The Executive Committee of the Board of Directors is chaired by James
T. Rothe, with Mr. Miller as a member.

         Executive Officers

         The following lists the executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company as of December 12, 1999 based on information furnished by them. Information concerning Mr. Miller and Mr. Thorpe, who are also directors, is listed under the heading "Directors," above. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.

          John J. Dillon, 40
          Chief Administrative Officer
                  Mr. Dillon has been the Chief Administrative Officer of the Company since July 1997. From January 1997 until its acquisition by the Company in July 1997, Mr. Dillon was Senior Vice President of MSE Corporation. From July 1993 until January 1997, Mr. Dillon served as the Director of the Indiana State Lottery. From January 1993 until July 1993 he served as a legislative liaison to the Governor of Indiana.

          Timothy A. Gregory, 41
          Chief Marketing Officer
                  Mr. Gregory has been Chief Marketing Officer since November 1998. From 1989 until joining the Company in November 1998 Mr. Gregory served in various marketing positions of increasing responsibility with Ernst & Young LLP, most recently as Director, National Marketing. Prior to that he held various positions with IBM Corporation between 1983 and 1989.

         David O. Hicks, 39
         Chief Technical Officer
                  Mr. Hicks has been Chief Technical Officer since August 1998. From 1993 until joining the Company in August 1998 Mr. Hicks served in various positions of increasing responsibility at GeoGraphix Incorporated, a developer of Unix-based software applications for the oil and gas industry, most recently as Senior Vice President, Product Development. Prior to that he held various positions with Sierra Geophysics Incorporated between 1990 and 1993 and with Exxon Company USA between 1985 and 1990.

         Vincent J. Otto, 40
         Chief Financial Officer and Secretary/Treasurer
                  Mr. Otto has been Chief Financial Officer and Secretary/ Treasurer of the Company since October 1999. From May 1996 to April 1999, Mr. Otto served as Executive Vice President and Chief Financial Officer of The USA Group, Inc., an Indiana based originator and servicer of government guaranteed student loans. Prior to that, Mr. Otto served in various financial and strategic capacities with several public companies and start-up operations including American Equity Investment Life Insurance Company and Younkers, Inc., a regional department store chain. Mr. Otto began his career with Ernst & Young LLP. Mr. Otto is a Certified Public Accountant.

         Compliance with Section 16(a) of the 1934 Securities Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10 percent of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes of ownership of the Company's common stock.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during fiscal 1999, all such filing requirements were met.

Item 11.          Executive Compensation.

         Summary Compensation Table

         This table sets forth a summary of certain information regarding the compensation of Sidney V. Corder, the Chief Executive Officer of the Company and the three other executive officers and two former executive officers whose salary and bonus exceeded $100,000 during fiscal 1999 (the "named executive officers") for the fiscal years ended September 30, 1999, 1998, and 1997.

                                                                                                Long
                                                                                                Term
                                                                                              Compensa-
                                                                                                tion
                                                          Annual Compensation                  Awards
          Name and                                --------------------------------------     ----------
         Principal                                                            Other Annual     Stock          All Other
          Position                              Salary            Bonus      Compensation(1)  Options(2)     Compensation
         ----------              Year             $                 $              $             (#)              $
                                 ----         --------         ----------     ------------   ------------   --------------
Sidney V. Corder(3) ...........    1999        298,461              --            --             --           10,917(5)
   Chairman of the Board, .....    1998        239,393           656,040          --          200,000          9,470
   President and ..............    1997        203,769           398,750        50,000(4)      50,000          8,643
  Chief Executive Officer
John J. Dillon ................    1999        174,647              --            --             --            2,087(6)
   Chief Administrative .......    1998        149,950           171,820          --           60,000          2,695
   Officer ....................    1997            N/A               N/A        N/A               N/A            N/A
Timothy A. Gregory ............    1999        150,384(7)         75,000        50,000(4)      25,000           --
   Chief Marketing ............    1998            N/A               N/A        N/A               N/A            N/A
   Officer ....................    1997            N/A               N/A        N/A               N/A            N/A
David O. Hicks ................    1999        135,000            50,000          --             --            2,582(8)
   Chief Technical Officer ....    1998            N/A               N/A        N/A               N/A            N/A
                                   1997            N/A               N/A        N/A               N/A            N/A
Randal J. Sage(9) .............    1999        213,513              --            --             --            3,910(10)
   Executive Vice .............    1998        188,248           203,060          --           60,000          2,527
   President ..................    1997            N/A               N/A        N/A               N/A            N/A
Scott C. Benger(11) ...........    1999        145,898              --            --             --            2,364(12)
   Senior Vice President- .....    1998        162,527           249,920        50,000(4)      90,000          3,886
   Finance ....................    1997        123,154           203,000          --           41,000          2,608

(1)      Mr. Corder served as Chairman of the Board, President and Chief Executive Officer until January 24, 2000.
(2)      Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns in any of the fiscal years reported, except as indicated.
(3)      Long term compensation consists only of stock options.  There were no grants of restricted stock or payments from other long term incentive plans, therefore columns for "Restricted Stock Awards" and "LTIP Payouts" are omitted.
(4)      Paid as reimbursement for expenses incurred in connection with moving to Indianapolis, Indiana.
(5)      Other compensation for fiscal 1999 includes $6,016 in life insurance premiums and employer's matching contributions to the 401(k) Incentive Savings Plan of $4,901.
(6)      Other compensation for fiscal 1999 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $2,087.
(7)      Mr. Gregory began employment with the Company on November 2, 1998.
         Accordingly, salary information included in the table represents only salary from that date through September 30, 1999.
(8)      Other compensation for fiscal 1999 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $2,582.
(9)      Mr. Sage served as an executive officer during a portion of fiscal 1999.
(10)     Other compensation for fiscal 1999 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $3,910.
(11)     Mr. Benger served as an executive officer during a portion of fiscal 1999.
(12)     Other compensation for fiscal 1999 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $2,364.

         Option Grants in Last Fiscal Year

         This table sets forth certain information with respect to grants made by the Company of stock options to the named executive officers during fiscal 1999. No stock appreciation rights ("SARs") were granted to the named executive officers during fiscal 1999.

                                                                                        Potential Realizable
                                                                                     Value(2) At Assumed Annual
                                     % of Total                                      Rates of Stock Appreciation
                                     Options to       Exercise                              for Option Term
                       Options       Employees          Price       Expiration       ----------------------------
        Name          Granted(1)   in Fiscal Year      ($/sh)          Date           5%($)               10%($)
        ----          ----------   --------------     --------        ------         -----                -------
Sidney V. Corder               --
John J. Dillon                 --
Timothy A. Gregory         25,000       9.7             25.13         11/2/08        395,024              1,001,069
David O. Hicks                 --
Randal J. Sage                 --
Scott C. Benger                --

(1) All options vest as follows: 25% at six months; 25% at one year; 25% at two years; and 25% at three years after date of grant.
(2) "Potential Realizable Value" is calculated based on the assumption that the price of the common stock will appreciate at the rates shown. The 5% and 10% assumed rates are mandated by the rules of the Securities Exchange Commission and do not reflect the Company's estimate or projection of future stock prices. Actual gains, if any, realized upon future exercise of these options will depend on the actual performance of the common stock and the continued employment of the named executive officer through the vesting period of the option.

        Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values


        This table provides certain information regarding the exercise of stock options by the named executive officers during fiscal 1999, and the number and value of unexercised stock options at September 30, 1999. The "value of unexercised stock options" is based on the difference between the option exercise price and $15.75, the closing price per share of common stock on September 30, 1999 multiplied by the number of shares underlying the option. As of that date, no SARs were outstanding.

Name                                                    Number of Unexercised          Value of Unexercised In-the
----                    Shares                          Securities Underlying                 Money Options
                       Acquired                         Options at FY-End (#)                 at FY-End ($)
                          on            Value         -------------------------         -------------------------
                       Exercise       Realized        Exercisable Unexercisable        Exercisable Unexercisable
                       --------                       ----------- -------------        ----------- -------------
                         (#)             ($)
                         ---            ----
Sidney V. Corder            69,500      1,492,926      160,000          112,500         208,133            34,375
John J. Dillon               5,875         71,969       35,437           35,438          10,874            10,876
Timothy A. Gregory              --             --        6,250           18,750              --                --
David O. Hicks                  --             --       12,500           12,500              --                --
Randal J. Sage                  --             --       96,982           52,328         133,964            44,656
Scott C. Benger              4,500        124,469      120,250           55,250         471,611            27,063

         Option Repricing

         The table below sets forth certain information concerning the repricing of stock options held by any executive officer of the Company which occurred December 11, 1998. Further explanation concerning these repricings is included in the Report of the Compensation Committee below.

                                                                                                                    Length of
                                                                                                                     Original
                                                                                                                      Option
                                             Securities        Market Price                                            Term
                                             Underlying         of Stock at      Exercise Price         New          Remaining
                                               Options            Time of          at Time of        Exercise       at Date of
          Name                Date          Repriced (#)       Repricing ($)      Repricing ($)      Price ($)       Repricing
          ----                ----          ------------       -------------      -------------      ---------       ---------
Sidney V. Corder            12/11/98           200,000             25.00              48.88            33.00       9 yrs, 2 mos
Scott C. Benger             12/11/98           90,000              25.00              48.88            33.00       9 yrs, 2 mos
John J. Dillon              12/11/98           60,000              25.00              48.88            33.00       9 yrs, 2 mos
Randal J. Sage              12/11/98           60,000              25.00              48.88            33.00       9 yrs, 2 mos

         Employment Agreement and Severance Arrangements

         On June 27, 1994 the Company entered into an employment agreement with Mr. Corder for a term until June 26, 2000. On January 24, 2000 Mr. Corder retired from the Company. Base salary payable under the agreement at the time
of his retirement was $300,000.   Mr. Corder's employment agreement provided for
the following:

         Upon termination of Mr. Corder's employment without cause, Mr. Corder would continue to receive salary and benefits for 24 months, and receive a bonus equal to the amount of bonuses received by him during the 24 months prior to termination. During such period any stock options held by Mr. Corder would continue to vest and he would have the right to exercise such options that are or become exercisable during such period. If Mr. Corder resigned his employment for "cause" (as defined in the employment agreement), he would continue to receive salary and benefits for 36 months. During such period any stock options held by Mr. Corder would continue to vest and he would have the right to exercise such options that were or became exercisable during such period. If Mr. Corder were terminated by the Company for "cause" (as defined in the employment agreement) he would not be entitled to receive any termination pay or benefits beyond the effective date of termination. If Mr. Corder terminated his employment without "cause" the Company could accept his resignation or require him to continue his employment at the same salary and benefits for a period not to exceed six months. In the event of termination upon a change of control (as defined in the employment agreement) the aggregate amount of severance paid under the employment agreement or otherwise (but exclusive of any amount payable under any incentive benefit plan upon a change of control) would not include any amount that the Company is prohibited from deducting under Section 2806 of the Internal Revenue Code or any successor provision. If Mr. Corder died or became disabled (as defined in the employment agreement) his salary would continue to be paid to his designee for 12 months after his death or termination by reason of disability. The Company also provided Mr. Corder with a $250,000 life insurance policy (plus $250,000 accidental death coverage) payable to his designated beneficiaries.

         Under the employment agreement Mr. Corder agreed that during the term of the employment agreement he would not, directly or indirectly, engage in any activities in conflict with the best interests of the Company. He further agreed not to be employed by or otherwise engage or be interested in any other business, whether or not in competition with the Company, with certain exceptions. In addition, Mr. Corder agreed that he would not at any time disclose any confidential information of the Company that he obtained as a result of his employment with the Company.

         The Company is in the process of negotiating a severance agreement with Mr. Corder.

         Report of the Compensation Committee

         The Compensation Committee follows established rationale and policies for compensating the Company's executive officers. The following Report of the Compensation Committee describes these policies and rationales with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 1999.

         Policy. The Compensation Committee's fundamental policy is to provide a compensation program for executive officers that will (i) enable the Company to attract and retain the services of highly-qualified individuals and (ii) offer the Company's executive officers competitive compensation opportunities based upon overall Company performance and their individual contribution to the financial success of the Company. It is the Committee's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon such officer's own level of performance. Accordingly, each executive officer's compensation package is comprised of three elements: (i) base salary, which is designed to be competitive with salary levels of similar companies that compete with the Company for executive talent and reflects individual performance; (ii) annual variable performance awards payable in cash and tied to the Company's achievement of financial performance goals and the executive's contribution; and (iii) long-term stock option awards, which create common interests for the executive officers and the shareholders.

         Base Salary. Individual salaries are determined based on individual experience, performance and breadth of responsibility within the Company. The Compensation Committee reviews these factors for each executive officer each year. In addition, the Compensation Committee considers executive officers' salaries for relative competitiveness within the Company's industry.

         Bonuses. On September 26, 1991, the Compensation Committee adopted an Incentive Bonus Plan for its executive officers. The Incentive Bonus Plan is based on the year-to-year growth in net profit and on the return on equity. In fiscal 1999, two executive officers were paid bonuses in an aggregate of $100,000 under the plan.

         Stock Option Plans. The Company has the Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan and the Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, as amended and supplemented (the "Option Plans"). The Option Plans are long-term incentive plans for employees and are intended to align shareholder and employee interests by establishing a direct link between long-term rewards and the value of the Company's stock. The Compensation Committee believes that long-term stock incentives for executive officers and employees are an important factor in retaining valued employees and in achieving growth in share value. The options utilize vesting periods that encourage employees to continue in the employ of the Company. Because the value of an option bears a direct relationship to the Company's stock price, the Compensation Committee believes that options motivate officers and employees to manage the Company in a manner that will benefit all shareholders.

         The size of stock option grants is determined by a number of factors, including comparable grants to executive officers and employees by other similar companies, as well as the relative position and responsibilities of executive officers and other employees with the Company, the individual performance of the executive officer or employee over the previous fiscal year and the anticipated contribution of the executive officer or employee to the attainment of the Company's long-term strategic performance goals. The exercise price per share of each stock option is equal to the closing market price of a share of the Company's common stock on the date such option is granted. The Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy.

         CEO Compensation. The compensation of Sidney Corder, Chairman of the Board, President and Chief Executive Officer during fiscal 1999 consisted of base salary, typically an annual bonus and occasionally stock options. The Board of Directors periodically reviews the Chief Executive Officer's base salary and bonus and revises his compensation based on the Board's overall evaluation of his performance toward the achievement of the Company's financial, strategic and other goals, with consideration given to chief executive officer compensation information at similar companies. The Compensation Committee believes that the Company's success is dependent in part upon the efforts of its Chief Executive Officer. In fiscal 1999, Mr. Corder earned a base salary of $300,000 as recommended by the Compensation Committee and approved by the Board of Directors. Application of the Incentive Bonus Plan was deferred. No stock options were granted to Mr. Corder in fiscal 1999.

         Deductibility of Executive Compensation. The Compensation Committee is responsible for addressing the issues raised by Internal Revenue Code Section 162(m) ("Section 162(m)"). This Section limits to $1 million the Company's deduction for compensation paid to certain executive officers of the Company which does not qualify as "performance-based." To qualify as performance based under Section 162(m), compensation payments must be made pursuant to a plan that is administered by a committee of outside directors and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by shareholders, and the Compensation Committee must certify that the performance goals were achieved before payments can be awarded. The Company believes that all compensation paid to its executive officers listed in the Summary Compensation Table in fiscal 1998 is fully deductible and that compensation paid under the plans will continue to be deductible. The Committee's present intention is to comply with the requirements of Section 162(m) unless and until the Committee determines that compliance would not be in the best interest of the Company and its shareholders.

         Option Repricing. On December 11, 1998, upon the recommendation of the Compensation Committee, the Board met to consider repricing of options granted in fiscal 1998. The Board concluded that the price at which the options were originally priced was exceptionally high due to unusually high market conditions in February 1998, the time when the options were granted. The Board also concluded that the grant had largely lost the incentive the outstanding options were intended to create. The Board considered the market prices of the common stock for the year and determined to re-price those grants to $33. The new option price was approximately the average of ASI's stock price for the year and was above the market price ($25) at the date of re-pricing.

                                          By the Compensation Committee
                                              Richard P. MacLeod, Chair
                                              Willem H.J. Andersen
                                              Robert H. Keeley
                                              James T. Rothe



Item 12.     Security Ownership of Other Beneficial Owners and Management

           The following table sets forth as of December 31, 1999, certain information with respect to the ownership of the common stock of the Company by
(i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock (based on filings with the Securities and Exchange Commission), (ii) each director of the Company, (iii) each of the Company's named executive officers and (iv) all executive officers and directors of the Company as a group. Except as otherwise noted in the table, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable, and the address of each holder of more than 5% of the Company's common stock is c/o Analytical Surveys, Inc., 941 North Meridian Street, Indianapolis, Indiana 46204.

Name of Beneficial Owner                         Shares          Percent
------------------------                         ------          -------
                                              Beneficially       of Class
                                              ------------       --------
                                                  Owned
                                                  -----
Sol C. Miller                                  848,750(1)         12.2%
John A. Thorpe                                 383,489(2)          5.5%
Sidney V. Corder                               218,400(3)          3.0%
Willem H. J. Andersen                           41,550(4)            *
Robert H. Keeley                                29,250(5)            *
Richard P. MacLeod                              67,352(6)            *
James T. Rothe                                  52,654(7)            *
Scott C. Benger                                145,450(8)          2.0%
John J. Dillon                                  50,437(9)            *
Timothy A. Gregory                              12,500(10)           *
David O. Hicks                                  12,900(11)           *
Randal J. Sage                                 111,982(12)         1.6%

All directors and executive officers as a    1,975,714 (13)       25.6%
group (13 persons)
-----------
*       Less than 1%

(1) Includes 6,750 shares of common stock underlying options that are exercisable within 60 days of December 31, 1999. Includes 37,000 shares held by the SCM Family Limited Partnership of which Mr. Miller and his wife are the sole general partners.

(2) Includes 43,125 shares of common stock underlying options that are exercisable within 60 days of December 31, 1999. Includes 122,249 shares of common stock held by the Thorpe Family Limited Partnership of which Mr. Thorpe and his wife are the sole general partners and 52,000 shares of common stock held by a charitable remainder trust of which Mr. Thorpe is a trustee.

(3) Includes 210,000 shares of common stock underlying options that are exercisable within 60 days of December 31, 1999.

(4) Includes 38,250 shares of common stock underlying options that are exercisable within 60 days of December 31, 1999.

(5) Includes 24,750 shares of common stock underlying options that are exercisable within 60 days of December 31, 1999 and 4,500 shares held by Mr. Keeley's wife.

(6) Includes 61,500 shares of common stock underlying options which are exercisable within 60 days of December 31, 1999.

(7) Includes 50,404 shares of common stock underlying options which are exercisable within 60 days of December 31, 1999.

(8) Includes 142,750 shares of common stock underlying options which are exercisable within 60 days of December 31, 1999.

(9) Includes 50,437 shares of common stock underlying options which are exercisable within 60 days of December 31, 1999.

(10) Includes 12,500 shares of common stock underlying options which are exercisable within 60 days of December 31, 1999.

(11) Includes 12,500 shares of common stock underlying options which are exercisable within 60 days of December 31, 1999.

(12) Includes 111,982 shares of common stock underlying options which are exercisable within 60 days of December 31, 1999.

(13) Includes 764,948 shares of common stock underlying options which are exercisable within 60 days of December 31, 1999.

Item 13.          Certain Relationships and Related Transactions.

         Mr. Miller, a director of the company, received an annual consulting fee as a consultant to the Company. In the initial agreement, such fee was $150,000 per year beginning July 1997 for one year, plus medical benefits. In July 1998, the agreement was extended to July 1999 and the fee was reduced to $100,000, plus medical benefits. In addition, the Company paid premiums on a life insurance policy payable to his designated beneficiaries. The amounts paid by the Company pursuant to these arrangements in fiscal 1999 were $84,165. Mr. Miller's consulting services were concluded with the July 1999 expiration of the agreement.

          The Company's headquarters facilities are leased from MSE Realty, LLC, a company owned by Mr. Miller, under an operating lease which expires June 30, 2002. Rental expense for this lease was $1,334,160 in fiscal 1999. The Company has guaranteed the repayment of the mortgage loan that MSE Realty, LLC has on the facilities it leases to the Company. As of December 31, 1999, the mortgage was $1,073,084.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Analytical Surveys, Inc.

         By: /s/ Dr. James T. Rothe                     Date:  January 28, 2000
             ----------------------------------------
                 Dr. James T. Rothe
                 Chairman of the Board of Directors