Form 10-K405/A
period 1999-09-30
ANALYTICAL SURVEYS INC
filed 2000-03-07
CIK 753048

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)                      (Amendment No. 2)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-13111



                            ANALYTICAL SURVEYS, INC.
             (Exact name of registrant as specified in its charter)



   Colorado                                                   84-0846389
   ------------------------------                         ----------------------
   State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization                          Identification No.)

941 Meridian Street, Indianapolis, IN               46204
--------------------------------------------------------------------------------
(Address or principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (317) 634-1000
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:
         Title of each class           Name of each exchange on which registered

       -------------------------------------------------------------------------
           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock
          -------------------------------------------------------------
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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                               PART I.

Item 1.   Business....................................................................................1

Item 3.   Legal Proceedings...........................................................................9

                                               PART II.

Item 6.   Selected Financial Data....................................................................10

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......11

Item 8.   Financial Statements and Supplementary Data................................................18

                                               PART III.

Item 10.  Directors and Executive Officers of the Registrant.........................................35

Item 12.  Security Ownership of Other Beneficial Owners and Management...............................37

Item 13.  Certain Relationships and Related Transactions.............................................39
                                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................39

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

STRATEGY

          The Company's objective is to maintain and enhance its leadership position in the data conversion and digital mapping industry. This objective is reflected in the Company's strategy:

          Expand Business in New Markets. The Company believes that there is significant potential in new markets outside of its existing core markets of utilities and state and local governments. These new markets include transportation, wireless telecommunications, insurance and others. The Company intends to capitalize on these new markets by expanding its portfolio of services to include more consulting, GIS design, implementation and system operation services. The Company believes it can be successful in these new markets by making GIS more accessible to those potential customers who may be less familiar with benefits of GIS. See Risk Factors - "Risks Associated with Entry into New Markets."

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

          Expand into International Markets. In fiscal 1999, revenues from international sales represented approximately 8% of the Company's total revenues. The Company intends to increase its share of the international GIS services market by targeting international GIS users within its core markets. The Company believes that alliances with businesses or individuals with a local presence may be important to successful entry into certain international markets. The Company intends to continue to seek out such relationships and to continue to market directly to international GIS users. See "Sales and Marketing."

          Consolidate Industry Expertise and "Best Practices" Through Strategic Acquisitions. In 1995, ASI embarked on a strategy to acquire companies with demonstrated records of performance, proven operating methods, solid management teams and complementary technologies and customer bases. The Company completed four strategic acquisitions that expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. The Company continues to seek acquisition opportunities that will contribute to its growth and expertise. See Risk Factors - "Risks Associated with Acquisition Strategy."

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

          The Company plans to improve and expand its sales and marketing efforts beyond the Company's existing core markets in fiscal 2000. These efforts include offering expanded services such as consulting, and developing marketing communications aimed at new markets such as transportation, wireless telecommunications, insurance and financial services and will require the Company to hire additional qualified sales personnel for these new markets.

          The Company believes that alliances with local businesses or individuals may be important to successful entry into certain international markets and intends to continue to seek out such relationships and to market directly to international customers. The Company's sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. Most contracts take from six to 48 months to complete. See "Risk Factors--Dependence on Business Alliances."

SUBCONTRACTORS

          ASI employs certain selected subcontractors for tasks outside its expertise, such as aerial photography. The Company also uses subcontractors when necessary to expand capacity, meet deadlines, reduce production costs, manage work load and encourage businesses owned by women and minorities. In May 1998, the Company acquired Interra Technologies, a 280-employee India-based company, for $438,000. In September 1999 the Company sold Interra to Infotech Enterprises, Ltd. ("Infotech"), another of its India-based subcontractors. The Company entered into a five year agreement with Infotech to assure the Company's continued exclusive access to Infotech's production capacity. Under the agreement, the Company also licensed certain of its proprietary production technology to Infotech and provided certain assurances of production volume to Infotech. As a means of reducing its production costs, the Company intends to utilize offshore subcontractors for a higher percentage of its production in fiscal 2000. See "Risk Factors--Dependence on Subcontractors", "--Dependence on Offshore Operations" and "--Personnel."

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

          The Company engages in several research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. Approximately 35 employees are substantially engaged in research and development efforts including three in its Advanced Technology Division. The Company expended $274,905, $255,928 and $291,073 in its Advanced Technology Division for the fiscal years ended September 30, 1997, 1998 and 1999 respectively. See "Risk Factors--Reliance on Technology; Limited Protection of Proprietary Rights."

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

          In 1999, the Company experienced increased price competition, particularly in the utilities market. This competition came primarily from new entrants to the market, who perform their work utilizing mostly off-shore locations. In order to meet this competition, the Company has begun to utilize off-shore subcontractors for a higher percentage of its production in fiscal 2000.

          The Company also believes that the retention of highly qualified managers and executive officers is critical to its ability to compete in the GIS data conversion industry. See "Risk Factors--Competition" and "--Dependence on Key Personnel."

PERSONNEL

          At September 30, 1999, ASI had approximately 1225 employees, virtually all of whom are full-time. Since September 30, 1999, the Company has reduced its workforce by approximately 300, primarily as a result of its transition to having a greater percentage of work performed by its offshore subcontractors. ASI does not have a collective bargaining agreement with any of its employees and generally considers relations with its employees to be good.

                                  RISK FACTORS

In addition to the other information set forth in this Form 10-K, the issues and risks described below should be considered carefully in evaluating the Company's outlook and future.

RISKS ASSOCIATED WITH CERTAIN SHAREHOLDERS' LITIGATION

The Company and certain of its present and former officers and employees (the "Individual Defendants") have been named as defendants in several putative securities class actions. Plaintiffs in each of these actions allege that defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Securities and Exchange Commission ("SEC") Rule 10b-5 promulgated thereunder, alleging that they misstated or omitted to state material facts concerning the Company's operations and financial results in the Company's financial statements filed with the SEC, and in press releases and other public statements, issued during the period from January 25, 1999, through January 27, 2000 (the "putative class period"). See "Item 3. Legal Proceedings" Because this litigation is at an early stage, it is impossible to evaluate the impact that the above actions, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company and the Individual Defendants intend to defend themselves vigorously in this litigation.

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

ABILITY TO MANAGE GROWTH

          The Company has grown substantially since 1996 and, in particular, since its acquisition of MSE in July 1997 and Cartotech in June 1998. An integral part of the Company's long-term strategy is to continue its growth, both as a result of strategic acquisitions and increased sales by the Company to new and existing clients. To the extent that the Company is able to continue to grow, its ability to manage any such growth will be critical to its success. Acquisitions require the establishment of financial controls and accounting procedures at the acquired companies and the control of acquisition-related overhead. The Company is the process of reviewing its financial controls and accounting procedures (including those at the recently acquired operations) as a result of an internal investigation into its procedures for estimating cost-of-completion on its contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Any growth will require the enhancement of operational, financial and information systems and the attraction and retention of additional management and trained personnel. There can be no assurance that the Company will be able to manage expanded operations effectively, and its failure to do so would have a material adverse effect on the Company.

COMPETITION

          The GIS services business is highly competitive and highly fragmented. The Company's competitors include small regional firms, independent firms, large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services. Additionally, as the GIS services industry evolves, additional competitors with greater resources than the Company may enter the industry. Two large companies with substantial financial resources have launched satellites with imagery technology that provides much more detailed photographs than have been available with such technology in the past. Although current commercially available satellite imagery does not provide the degree of resolution required by most of the Company's customers, if such technology becomes commercially available, satellite companies may attempt to enter our segments of the GIS services business or could form strategic alliances with the Company's competitors, and thereby could pose a substantial competitive threat to the Company. In addition, other improvements in technology could provide competitors or customers with tools to perform the services provided by the Company and lower the cost of entry into the GIS services industry. In 1999, the Company experienced increased price competition, particularly in the utilities market. This competition came primarily from new entrants to the market, who perform their work utilizing mostly off-shore locations. In order to meet this competition, the Company has begun to utilize off-shore subcontractors for a higher percentage of its production in fiscal 2000. A number of the Company's competitors or potential competitors have capabilities and resources greater than those of the Company.

RISKS ASSOCIATED WITH TERMS OF CUSTOMER CONTRACTS

          Virtually all of the Company's revenue is earned under long-term, fixed-price contracts. The Company's contractual obligations typically include large projects that will extend over one to four years. The Company's ability to estimate its costs accurately when negotiating the overall price of a project is critical to ensuring the profitability of such project. The Company must also control the costs of performance under such fixed-price contracts. As the Company increases its marketing efforts to obtain larger projects, the needs to estimate costs accurately and to control costs of performance become more important. Schedule delays resulting from a customer's lack of available funding or schedule compressions required by customers may place additional strains on management to hire and train the personnel required for project completion. The Company's contracts with its customers are generally terminable by the customer on relatively short notice, and customers may request that the Company slow down or scale back the scope of a project in order to satisfy the customer's budget or cash flow requirements. In addition, the Company could experience material contract terminations or slowdowns. Long-term, fixed-price contracts for larger projects generally increase the Company's risk due to inflation. The Company may find it more difficult in the future to negotiate change orders to take in to account scope changes that occur after initial contract signing. Contracts are generally signed with a broad outline of the scope of the work, which is reflected in the detailed specifications that are prepared after a contract is signed. In preparing the detailed specifications, customers often negotiate to include items in the original contract scope that ASI did not include when it prepared its bid. To the extent the Company is not successful in negotiating change orders to include additional work as outside the scope of the contract, the Company's profit margin on such contracts could be adversely affected.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

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

          As a result of a comprehensive review of the Company's contract cost-of-completion assumptions conducted under the supervision of the Audit Committee of the Board of Directors, the Company discovered certain accounting errors that required a downward adjustment of the revenues recognized in each of the four fiscal quarters of the year ended September 30, 1999. The errors related principally to the exclusion of certain contract-related costs in the estimated costs to complete; the untimely recognition of additional anticipated costs to complete; and the inaccurate assessment of future production efficiencies and inefficiencies affecting estimated costs to complete.


VOLATILITY OF STOCK PRICE

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

RISK ASSOCIATED WITH ENTRY INTO NEW MARKETS

          The Company's strategy is to enter into new markets for GIS and related services, such as wireless telecommunications, and provide additional services, such as consulting. The Company anticipates that these marketing efforts will require the Company to retain its existing personnel and make additional expenditures for experienced personnel, training and capital investments. To the extent the Company is unable to attract and retain a sufficient sales force to carry out these new marketing initiatives, the Company's sales could be adversely affected. To the extent that additional sales generated from these new markets do not offset the additional expenses, the Company's profitability could be adversely affected. The Company cannot predict whether current or future customers will purchase these additional services or whether the Company will be successful in penetrating these new markets. If the Company is unable to successfully penetrate these new markets, its revenues will not increase as anticipated. In addition, the focus on new markets may direct the Company's attention away from its core markets, which could cause the Company's revenues in its established markets to decline.

DEPENDENCE ON INTERNAL LABOR FORCE

          The Company's business is labor-intensive and requires trained employees. In order to support additional growth, if any, the Company must increase production capacity by the addition of more employees. There can be no assurance that the Company will be able to continue to hire, train and retain sufficient numbers of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could have a material adverse effect on the Company. Turnover could increase for any of several reasons, including the recent layoffs and increased competition for labor. Higher turnover among the Company's employees would increase the Company's recruiting and training costs, could affect the Company's ability to perform services and earn revenues on a timely basis and could decrease operating efficiencies and productivity.

DEPENDENCE ON SUBCONTRACTORS

          The Company employs certain selected subcontractors for tasks outside its expertise, such as for the acquisition of aerial photography. The Company also uses subcontractors for work similar to that performed by its own employees in order to expand capacity, meet deadlines, reduce production costs, manage work load and encourage businesses owned by women and minorities. The inability to obtain the services of such qualified subcontractors when needed or at all could have a material adverse effect on the Company.

          As a means of reducing its production costs, the Company intends to utilize offshore subcontractors for a higher percentage of its production in fiscal 2000. However, there is no assurance that the Company's objectives will be achieved. See "Business--Subcontractors."

RISKS RELATING TO INTERNATIONAL SALES

          In fiscal 1999, revenues from international sales represented approximately 8% of the Company's total revenues. The Company intends to continue expanding its operations outside the United States and to enter additional international markets, which will require management attention and financial resources. If foreign sales become a more significant component of the Company's net sales, the Company's business will become more vulnerable to the inherent risks of doing business internationally, including increased difficulties in collection of accounts receivable, unexpected changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and political instability. The existence or occurrence of any one of these factors could have a material adverse effect on the Company.

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

DEPENDENCE ON KEY PERSONNEL

          The success of the Company depends in large part upon the continued service of its executive officers and other key employees. In January 2000 the Company's Chairman and CEO, Sid Corder, retired, and in February 2000 its Chief Financial Officer, Vince Otto, resigned. The Company has appointed Sol C. Miller, the Company's largest stockholder, a director of the Company and former owner of MSE, which was acquired by the Company in July 1997, as interim CEO and John Thorpe, a director and founder of the Company, as assistant CEO while a search for a new CEO is ongoing. The Company also hired Michael Renninger who will become the Company's new Chief Financial Officer effective March 7, 2000. The Company is actively seeking a new Chief Executive Officer. The Company may be adversely affected if the management changes are not effective and if the Company is not able to recruit a new CEO and retain qualified individuals to serve in senior management positions.

          While the Company has employment agreements with certain of its key personnel, there is no assurance that the Company will be able to retain the services of such key personnel. The Company does not maintain any key person life insurance policies. Recent layoffs and employees' attitudes toward the future prospects of the Company may impair the Company's ability to retain and recruit key personnel. The loss of additional key personnel or the inability to obtain additional key personnel could have a material adverse effect on the Company.

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

ITEM 3.   LEGAL PROCEEDINGS.

          The Company and certain of its present and former officers and employees (the "Individual Defendants") have been named as defendants in several putative securities class actions filed in the United States District Court for the Southern District of Indiana, beginning February 2, 2000. Plaintiffs in each of the actions allege that the defendants violated Section 10(b) of the Exchange Act, and SEC Rule 10b-5 promulgated thereunder, alleging that they misstated or omitted to state material facts concerning the Company's operations and financial results in the Company's financial statements filed with the SEC, and in press releases and other public statements, issued during the period from January 25, 1999, through January 27, 2000 (the "putative class period"). Plaintiffs seek to represent themselves and a class of all public investors who purchased or otherwise acquired common stock of the Company during the putative class period and who suffered damages thereby, and seek an award of compensatory damages and attorneys' fees and costs.

          It is expected that the various actions will be consolidated before one judge, and that plaintiffs then will file a single, consolidated class action complaint. Because this litigation is at an early stage, it is impossible to evaluate the impact that the above actions, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company and the Individual Defendants intend to defend themselves vigorously in this litigation.

                                    PART II.

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

                                                              1995      1996(1)(2)     1997(3)      1998(4)         1999
                                                            -------     ----------     -------      -------        -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Sales                                                       $13,538       22,669        40,799       88,155        103,254

Cost and expenses:
   Salaries, wages and related benefits                       5,247       10,501        19,792       42,953         57,571
   Subcontractor costs                                        3,244        3,898         5,899       11,961         15,628
   Other general and administrative                           2,244        3,681         7,115       14,964         18,112
   Depreciation and amortization                                784        1,184         1,780        3,860          5,661
                                                            -------      -------        ------       ------        -------
                                                             11,519       19,264        34,586       73,738         96,972
                                                            -------      -------        ------       ------        -------
Earnings from operations                                      2,019        3,405         6,213       14,417          6,282
Other expenses, net                                             119          339           770        2,292          1,439
                                                            -------      -------        ------       ------        -------
Earnings before income taxes                                  1,900        3,066         5,443       12,125          4,843
Income tax expenses                                             716        1,153         2,112        4,894          2,053
                                                            -------      -------        ------       ------        -------
Net earnings                                                $ 1,184        1,913         3,331        7,231          2,790
                                                            =======      =======        ======       ======        =======
Diluted earnings per share                                  $  0.27         0.38          0.60         1.06           0.39
                                                            =======      =======        ======       ======        =======
Weighted average common shares outstanding-diluted            4,408        5,033         5,562        6,819          7,177

CONSOLIDATED BALANCE SHEET DATA:
Working capital                                             $ 5,738        9,986        21,085       40,986         40,029
Total assets                                                $10,048       21,988        50,146       94,540         89,242
Long-term debt, less current maturities                     $   408        4,528        14,145       29,920         20,339
Total stockholders' equity                                  $ 6,654       10,926        23,831       44,463         50,663

--------------------
(1) In December 1995 the Company acquired Intelligraphics for $3.5 million in cash and 345,000 shares of restricted Common Stock valued at $891,000.
(2) In July 1996 the Company acquired ASI Landmark for $2.0 million in cash.
(3) In July 1997 the Company acquired MSE for $12.5 million in cash and 925,000 shares of restricted Common Stock valued at $7.3 million.
(4) In June 1998 the Company acquired Cartotech for $8.1 million in cash and 354,167 shares of restricted common stock valued at $8.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-K, or in the documents incorporated by reference into this Form 10-K, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements in Item 1 Business Risk Factors and statements relating to competition, future acquisitions, management of growth, international sales, the Company's strategy, future sales, year 2000 compliance, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this Form 10-K, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the resolution or outcome of the putative class action litigation, the effect of changes in management in the Company and the ability of the Company to attract a new CEO and retain qualified individuals to serve in key management positions, and those discussed below, in Item 1. Business--"Risk Factors," and elsewhere in this Form 10-K.

OVERVIEW

          The Company, a leading provider of data conversion and digital mapping services to users of customized geographic information systems, was founded in 1981 by John A. Thorpe. From 1981 to 1990, the Company experienced steady growth in revenues with periodic fluctuations in financial results. In 1990, the Company implemented a controlled growth strategy, including improving and standardizing operating controls and procedures, investing in infrastructure, upgrading the Company's proprietary software and establishing capital sources.

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

          Changes in market conditions were encountered in fiscal year 1999 which resulted in a reduction of timely order flow and reduced the Company's order backlog to $79.8 million at September 30, 1999. Management believes these market conditions were primarily caused by consolidation in the utility industry, year-2000 computer concerns and increased competition from companies with offshore operations. Investments in expanded market development activities combined with the reduced order backlog are expected to prevent the Company from achieving its historical range of growth during fiscal year 2000. Management continues to monitor production requirements and seeks to optimize its domestic and overseas production capacities to match actual production requirements.

          The Company recognizes revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined; these estimates are reevaluated monthly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period and for each of the Company's contracts, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs. This percentage is then multiplied by the contract's total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs.

          On January 27, 2000, the Company announced that it was conducting a detailed review of its cost-of-completion assumptions related to its contracts under the supervision of the Audit Committee of the Board of Directors that might lead to a restatement of its financial results for fiscal 1999. As a result of this comprehensive review, the Company discovered certain accounting errors that required a downward adjustment of the revenues recognized in each of the four quarters of fiscal 1999. The errors related principally to the exclusion of certain contract-related costs in the estimated costs to complete; the untimely recognition of additional anticipated costs to complete; and the inaccurate assessment of future production efficiencies and inefficiencies affecting estimated costs to complete. When the Company's analysis indicated that the estimated costs to complete a specific project were based on inaccurate information or assumptions, an estimate was made of the impact on previously recognized revenues as well as timing of the error, and the appropriate fiscal 1999 quarter's operating results were restated accordingly.

          As a result of this review, the estimates of costs to complete for certain of the Company's contracts was increased. Since the cost estimates are used to determine the amount of revenue to be recognized, the effect of these changes in cost estimates was to reduce sales and net income for fiscal 1999 by $10.9 million and $6.5 million, respectively, from the Company's previously reported results. This reduction in revenue will be recovered over the remaining lives of the affected contracts, approximately six to fifteen months. The increase in estimated costs to complete will reduce profits, if any, to be realized on these contracts.

          The Company experiences yearly and quarterly fluctuations in production costs, in salaries, wages and related benefits and in subcontractor costs. These costs may vary as a percentage of sales from period to period. The Company anticipates that, as a percentage of sales, subcontractor costs will increase with a corresponding decrease in salaries, wages and related benefits. This is due, in part, to the Company's September 1999 sale of Cartographic Sciences (formerly Interra Technologies), an India-based company, to InfoTech Enterprises Ltd. InfoTech is a provider of subcontractor services to the Company, and although there can be no assurances that it will be successful, the Company expects to utilize InfoTech for a higher percentage of its production in fiscal 2000. The following table illustrates the relationship of salaries, wages and related benefits and subcontractor costs to sales:


                                                        YEAR ENDED SEPTEMBER 30,
                                                        ------------------------
                                                        1997      1998     1999
                                                        ----      ----     ----
PERCENTAGE OF SALES:
Salaries, wages and related benefits                    48.5%     48.7%    55.8%
Subcontractor costs                                     14.5%     13.6%    15.1%

           Total production costs                       63.0%     62.3%    70.9%

          The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1997 through the end of fiscal 1999, the Company has recognized aggregate losses on contracts of approximately $1.4 million. Over the same period, the Company recognized sales of

$232.2 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

          Backlog increases when new contracts are signed and decreases as revenue is recognized. As of September 30, 1999, backlog was $79.8 million.

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

RESULTS OF OPERATIONS

          The following table sets forth, for the fiscal years ended September 30 below, selected consolidated statement of operations data expressed as a percentage of sales:


                                                1997         1998         1999
PERCENTAGE OF SALES:
Sales                                           100.0%       100.0%       100.0%
Costs and expenses:
  Salaries, wages and related benefits           48.5         48.7         55.8
  Subcontractor costs                            14.5         13.6         15.1
  Other general and administrative               17.4         16.9         17.5
  Depreciation and amortization                   4.4          4.4          5.5
                                                 ----         ----         ----
Earnings from operations                         15.2         16.4          6.1
Other expense, net                                1.9          2.6          1.4
                                                 ----         ----         ----
Earnings before income taxes                     13.3         13.8          4.7
Income tax expense                                5.1          5.6          2.0
                                                 ----         ----         ----
Net earnings                                      8.2%         8.2%         2.7%
                                                 ====         ====         ====

FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

Sales. The Company's sales consist of revenue recognized for services performed. Sales increased 17.1% or $15.1 million to $103.3 million for fiscal 1999 from $88.2 million for fiscal 1998. This increase was due to an increase in the number and size of customer contracts with the Company (including Cartotech) as well as the impact of the acquisition of Cartotech in June 1998. Prior to its acquisition by the Company, Cartotech's sales for fiscal 1998 were approximately $14.6 million.

Salaries, wages and related benefits. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits increased 34.0% to $57.6 million for fiscal 1999 from $43.0 million for fiscal 1998. This increase was primarily due to the addition of over 270 employees as a result of the Cartotech acquisition in June 1998, as well as the hiring of additional employees to support the Company's anticipated increase in business. As a percentage of sales, salaries, wages and related benefits increased to 55.8% for fiscal 1999 from 48.7% for fiscal 1998. This increase was primarily attributable to a reduction in sales volume.


Subcontractor costs. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 30.7% to $15.6 million for fiscal 1999 from $12.0 million for fiscal 1998, and increased as a percentage of sales to 15.1% for fiscal 1999 from 13.6% for fiscal 1998.

Other general and administrative costs. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased 21.0% to $18.1 million for fiscal 1999 from $15.0 million for fiscal 1998, primarily due to the acquisition of Cartotech. As a percentage of sales, other general and administrative costs increased to 17.5% for fiscal 1999 from 17.0% for fiscal 1998.

Depreciation and amortization. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For fiscal 1999, depreciation and amortization increased 46.7% to $5.7 million from $3.9 million for fiscal 1998. This increase was primarily attributable to the increased goodwill recorded as a result of the Cartotech acquisition. As a percentage of sales, depreciation and amortization increased to 5.5% for fiscal 1999 from 4.4% for fiscal 1998.

Other expense, net. Other expense, net is comprised of net interest expense and the net gain on sale of assets. Interest expense increased 25.1% to $2.7 million for fiscal 1999 from $2.2 million in fiscal year 1998. This increase was primarily due to the full year interest expense on debt incurred in connection with the acquisition of Cartotech in June 1998. The gain on sale of assets was $1.1 million in fiscal 1999, up from $15,000 in fiscal 1998, primarily due to the gain on sale of the Cartographic Sciences unit in 1999.

Income tax expense. Income tax expense was $2.1 million for fiscal 1999 compared to $4.9 million for fiscal 1998. The Company's effective income tax rate for fiscal 1999 was 42.4%, an increase from 40.4% for fiscal 1998.

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

Other general and administrative costs. Other general and administrative costs increased 110.3% to $15.0 million for fiscal 1998 from $7.1 million for fiscal 1997, primarily due to the acquisition of MSE and Cartotech. As a percentage of sales, other general and administrative costs decreased to 16.9% for fiscal 1998 from 17.4% for fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. As of September 30, 1999, the Company had no borrowings outstanding on its working capital lines of credit and $27.6 million on its term debt. During 1998, the Company replaced its existing lines of credit with a three-year, $21.0 million secured working capital line of credit and the Company refinanced $25.4 million of term debt. Borrowings under the new credit facilities bear interest at a rate per annum equal to, at the Company's option, (i) the agent bank's prime rate or (ii) an adjusted London Interbank Offer Rate (LIBOR) plus a margin ranging from 1.25% to 2.25%. The effective borrowing rate was 6.63% on September 30, 1999. The loan agreement contains covenants which require, among other things, the maintenance of certain financial ratios and include certain limitations on capital expenditures and dividend payments.

          The Company was in violation of certain of the financial ratio covenants at September 30, 1999. Subsequent to September 30, 1999, the Company received a waiver of these covenants through May 15, 2000. The loan agreement was amended on March 6, 2000 to eliminate the financial covenants that the Company had violated and established new covenants requiring the Company to maintain a minimum of $25 million in net tangible assets and to achieve a minimum level of profitability for the three remaining quarters of fiscal 2000. The amended agreement also reduced the line of credit to a maximum of $7.5 million based on eligible accounts receivable, increased the interest rate to LIBOR plus 3% and accelerated the final maturity of the balance of the term loan to February 2001.

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

          Net cash provided by the Company's operating activities was $9.4 million for fiscal year 1999. Net cash used by the Company's operating activities was $4.4 million in 1998 and net cash provided by operating activities was $2.7 million for fiscal year 1997. The changes in the contract-related accounts described in the previous paragraph were not a significant use of cash in fiscal 1999. Accounts payable and accrued expenses decreased $2.8 million from September 30, 1998 to September 30, 1999 primarily due to lower amounts owed to subcontractors at the end of fiscal 1999.

          Cash used by investing activities for fiscal years 1997 and 1998 was $12.5 million and $12.2 million, respectively. Cash provided by investing activities for fiscal year 1999 was $0.28 million. Proceeds from sales of assets were $4.1 million in 1999 primarily due to the sales of the Mid-States Engineering and Cartographic Sciences units. Cash used by investing activities principally consisted of payments for net assets acquired in business combinations and purchases of equipment and leasehold improvements.

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


RESTATED QUARTERLY FINANCIAL INFORMATION

          As a result of a comprehensive review of the Company's contract cost-of-completion assumptions, the Company discovered certain accounting errors that required a downward adjustment of the revenues recognized in each of the four quarters of fiscal 1999. The errors related principally to the exclusion of certain contract-related costs in the estimated costs to complete on certain projects; the untimely recognition of additional anticipated costs to complete; and the inaccurate assessment of future production efficiencies and inefficiencies affecting estimated costs to complete. When the Company's analysis indicated that the estimated costs to complete a specific project were based on inaccurate information or assumptions, an estimate was made of the impact on previously recognized revenues, as well as the timing of the error, and the appropriate fiscal 1999 quarter's operating results were restated accordingly.

          Since the cost estimates are used to determine the amount of revenue to be recognized, the effect of these changes in cost estimates was to reduce sales and net income for fiscal 1999 by $13.1 million and $8.2 million, respectively.

          Selected quarterly financial data for the years ended September 30, 1999 (as originally reported for each quarter and as restated) and 1998 are as follows:


                                                    FIRST           SECOND            THIRD            FOURTH
                                                  QUARTER           QUARTER          QUARTER          QUARTER           TOTAL
     -------------------------------------     --------------   ---------------   -------------    -------------    --------------
          1999(Originally Reported)
          -------------------------
          Sales                                     $ 28,229          $ 29,166         $ 31,167        $ 24,986         $ 113,548
          Income before inc. taxes                     3,886             4,296            5,080           2,029            15,291
          Net income                                   2,273             2,580            3,018           1,397             9,268
          Earnings per share
          ------------------
            Basic                                       0.34              0.38             0.44            0.20              1.36
            Diluted                                     0.32              0.36             0.42            0.19              1.29


          --------------------------------     --------------   ---------------   --------------   -------------    --------------
          1999 Restatements
          -----------------
          Sales                                     $( 1,378)         $ (1,963)        $ (1,639)       $ (5,314)        $ (10,294)
          Income (loss) before                        (1,378)           (1,963)          (1,709)         (5,398)          (10,448)
          income taxes
          Net income                                    (854)           (1,217)          (1,016)         (3,391)           (6,478)
          Earnings (loss) per share
          -------------------------
            Basic                                      (0.13)            (0.18)           (0.15)          (0.49)            (0.95)
            Diluted                                    (0.12)            (0.17)           (0.14)          (0.47)            (0.90)

          --------------------------------     --------------   ---------------   --------------   -------------    --------------

          1999 (As Revised)
          -----------------
          Sales                                     $ 26,851         $ 27,203           $ 29,528       $ 19,672         $ 103,254
          Income (loss) before                         2,508            2,333              3,371         (3,369)            4,843
          income taxes
          Net income                                   1,419            1,363              2,002         (1,994)            2,790
          Earnings (loss) per share
          -------------------------
            Basic                                       0.21             0.20               0.29          (0.29)             0.41
            Diluted                                     0.20             0.19               0.28          (0.28)             0.39

          --------------------------------     --------------   ---------------   --------------   -------------    --------------
          1998
          ----
          Sales                                     $ 17,402         $ 19,951           $ 22,752       $ 20,334          $ 88,155
          Income before inc. taxes                     2,595            2,946              3,156          3,428            12,125
          Net income                                   1,556            1,801              1,885          1,989             7,231
          Earnings per share
          ------------------
            Basic                                       0.25             0.29               0.30           0.30              1.14
            Diluted                                     0.23             0.27               0.28           0.28              1.06

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

          As a result of the calendar year change to 2000, neither the Company nor, to the Company's knowledge any of its customers or subcontractors, have experienced any material adverse effects to their respective businesses as a result of the Year 2000 issue.

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




KPMG LLP

Indianapolis, Indiana
December 29, 1999,
except as to the last paragraph of
note 4 and notes 10 and 11,
which are as of March 6, 2000

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 1998 and 1999
                                 (In thousands)



                       ASSETS                                 1998          1999
                                                              ----          ----
Current assets:
    Cash                                                    $  2,243       6,659
    Accounts receivable, net of allowance for doubtful
       accounts of $161 and $138 in 1998 and 1999,
       respectively (notes 3 and 9)                           17,501      15,074
    Revenue earned in excess of billings (note 3)             39,316      30,898
    Deferred income taxes (note 6)                               557         402
    Income taxes receivable                                      675       4,085
    Prepaid expenses and other                                   659       1,066
                                                            --------     -------

          Total current assets                                60,951      58,184
                                                            --------     -------

Equipment and leasehold improvements, at cost:
    Equipment                                                 13,015      13,916
    Furniture and fixtures                                     1,594       1,581
    Leasehold improvements                                       817       1,076
                                                            --------     -------
                                                              15,426      16,573
    Less accumulated depreciation and amortization            (7,470)     (8,740)
                                                            --------     -------

          Net equipment and leasehold improvements             7,956       7,833
                                                            --------     -------

Deferred income taxes                                            134         590
Goodwill, net of accumulated amortization of $1,654 and
    $3,174 in 1998 and 1999, respectively (note 2)            25,272      22,098
Other assets, net of accumulated amortization of $549 and
     $774 in 1998 and 1999, respectively                         227         537
                                                            --------     -------

          Total assets                                      $ 94,540      89,242
                                                            ========     =======

                                      -19-

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 1998 and 1999
                                 (In thousands)



       LIABILITIES AND STOCKHOLDERS' EQUITY                  1998           1999
                                                             ----           ----
Current liabilities:
    Current portion of long-term debt (note 4)             $ 4,594         7,265
    Billings in excess of revenue earned (note 3)            1,232         2,008
    Accounts payable and other accrued liabilities           8,229         5,063
    Accrued payroll and related benefits                     5,910         3,819
                                                           -------       -------

          Total current liabilities                         19,965        18,155

Long-term debt, less current portion (note 4)               29,920        20,339

Other liabilities                                              192            85
                                                           -------       -------

          Total liabilities                                 50,077        38,579
                                                           -------       -------
Stockholders' equity (note 7):
    Preferred stock, no par value.  Authorized 2,500
       shares; none issued or outstanding                       --            --
    Common stock, no par value.  Authorized 100,000
       shares;  6,732 and 6,948 shares issued and
       outstanding in 1998 and 1999, respectively           28,670        32,080
    Retained earnings                                       15,793        18,583
                                                           -------       -------

          Total stockholders' equity                        44,463        50,663
                                                           -------       -------
Commitments (note 5)

          Total liabilities and stockholders' equity       $94,540        89,242
                                                           =======       =======


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended September 30, 1997, 1998 and
                  1999 (In thousands, except per share amounts)


                                                   1997         1998        1999
                                                   ----         ----        ----
Sales                                             $40,799      88,155     103,254
                                                  -------      ------     -------

Costs and expenses:
    Salaries, wages and benefits                   19,792      42,953      57,571
    Subcontractor costs                             5,899      11,961      15,628
    Other general and administrative                7,115      14,964      18,112
    Depreciation and amortization                   1,780       3,860       5,661
                                                  -------      ------     -------
                                                   34,586      73,738      96,972
                                                  -------      ------     -------

          Earnings from operations                  6,213      14,417       6,282
                                                  -------      ------     -------
Other income (expense):
    Interest expense, net                            (772)     (2,156)     (2,698)
    Costs related to terminated stock offering         --        (300)         --
    Gain on sale of subsidiaries (note 2)              --          --       1,084
    Other                                               2         164         175
                                                  -------      ------     -------
                                                     (770)     (2,292)     (1,439)
                                                  -------      ------     -------

          Earnings before income taxes              5,443      12,125       4,843

Income tax expense (note 6)                         2,112       4,894       2,053
                                                  -------      ------     -------

          Net earnings                           $  3,331       7,231       2,790
                                                 ========      ======     =======

Earnings per common share:
    Basic                                        $   0.64        1.14        0.41
    Diluted                                      $   0.60        1.06        0.39

Weighted average outstanding common shares:
    Basic                                           5,244       6,349       6,833
    Diluted                                         5,562       6,819       7,177

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended September 30, 1997, 1998 and 1999
                                 (In thousands)


                                                COMMON STOCK
                                              ------------------      RETAINED
                                              SHARES      AMOUNT      EARNINGS      TOTAL
                                              ------      ------      --------      -----
Balances at October 1, 1996                     4,887     $ 5,695       5,231      10,926

Common stock issued in connection
    with business combination (note 2)            925       7,313        --         7,313
Exercise of stock options                         302         954        --           954
Tax benefit relating to exercise of stock
    options                                      --         1,307        --         1,307
Net earnings                                     --          --         3,331       3,331
                                               ------     -------      ------     -------

Balances at September 30, 1997                  6,114      15,269       8,562      23,831

Common stock issued in connection
    with business combination (note 2)            354       8,269        --         8,269
Exercise of stock options                         264       2,017        --         2,017
Tax benefit relating to exercise of stock
    options                                      --         3,115        --         3,115
Net earnings                                     --          --         7,231       7,231
                                               ------     -------      ------     -------

Balances at September 30, 1998                  6,732      28,670      15,793      44,463

Common stock issued in connection
    with business combination (note 2)             22         514        --           514
Exercise of stock options                         194       1,595        --         1,595
Tax benefit relating to exercise of stock
    options                                      --         1,301        --         1,301
Net earnings                                     --          --         2,790       2,790
                                               ------     -------      ------     -------

Balances at September 30, 1999                  6,948     $32,080      18,583      50,663
                                               ======     =======      ======     =======

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended September 30, 1997, 1998 and 1999
                                 (In thousands)


                                                                                     1997            1998          1999
                                                                                    -------        --------       ------
Cash flows from operating activities:
   Net earnings                                                                     $  3,331         7,231         2,790
   Adjustments to reconcile net earnings to net cash provided
      (used) by operating activities:
         Depreciation and amortization                                                 1,780         3,860         5,661
         Gain on sale of subsidiaries                                                     (2)          (15)       (1,084)
         Deferred income tax benefit                                                     (55)         (350)         (470)
         Tax benefit relating to exercise of stock options                             1,307         3,115         1,301
         Changes in operating assets and liabilities, net of effect of business combinations:
               Accounts receivable, net                                                  951        (6,907)        1,138
               Revenue earned in excess of billings                                   (4,746)      (16,213)        7,718
               Income taxes receivable or payable                                       --            (675)       (3,369)
               Prepaid expenses and other                                                  9            15          (336)
               Billings in excess of revenue earned                                     (302)          121           866
               Accounts payable and other accrued liabilities                           (111)        3,434        (2,835)
               Accrued payroll and related benefits                                      555         1,963        (1,956)
                                                                                    --------        ------         -----
                   Net cash provided (used) by operating activities                    2,717        (4,421)        9,424
                                                                                    --------        ------         -----
Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                                   (1,596)       (3,888)       (3,295)
   Cash proceeds from sales of subsidiaries                                              159            15         3,578
   Payments for net assets acquired in business combinations,
      net of cash acquired                                                           (11,092)       (8,337)           --
                                                                                    --------        ------         -----
                   Net cash provided (used) by investing activities                  (12,529)      (12,210)          283
                                                                                    --------        ------         -----
Cash flows from financing activities:
   Net borrowings (payments) under lines-of-credit with bank                          (2,027)        4,277        (5,750)
   Proceeds from issuance of long-term debt                                           12,714        29,072         4,003
   Principal payments on long-term debt                                               (1,292)      (18,051)       (5,139)
   Proceeds from exercise of stock options                                               954         2,017         1,595
                                                                                    --------        ------         -----
                   Net cash provided (used) by financing activities                   10,349        17,315        (5,291)
                                                                                    --------        ------         -----

                   Net increase in cash                                                  537           684         4,416

Cash at beginning of year                                                              1,022         1,559         2,243
                                                                                    --------        ------         -----

Cash at end of year                                                                 $  1,559         2,243         6,659
                                                                                    ========        ======         =====
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                           $    815         2,113         2,567
                                                                                    ========        ======         =====
   Cash paid for income taxes                                                       $    888         2,643         4,295
                                                                                    ========        ======         =====
   Common stock issued for net assets acquired in business combinations             $  7,313         8,269           514
                                                                                    ========        ======         =====
   Equity securities received in sale of subsidiary                                 $   --            --             535
                                                                                    ========        ======         =====

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

(2)    BUSINESS COMBINATIONS AND SALE OF SUBSIDIARIES

       In September 1999, the Company sold the net assets of its Mid States Engineering, LLC subsidiary for $2,900,000 in cash. The Company recorded a gain on the sale of approximately $192,000.

       In September 1999, the Company sold the net assets of its Cartographic Sciences Private Limited subsidiary (formerly Interra Technologies, Inc.) for $1,000,000 in cash and 52,000 shares of common stock of the seller valued at $535,000. The Company recorded a gain on the sale of approximately $892,000. The Company had previously acquired the common stock of Interra Technologies, Inc. in May 1998 for cash of approximately $438,000.

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

       All of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition. The aggregate purchase prices of the acquisitions were allocated based on fair values as follows (amounts in thousands):


                                                        YEAR ENDED SEPTEMBER 30,
                                                   ----------------------------------
                                                     1997           1998         1999
                                                   --------        ------        ----
              Current assets                       $ 13,463         3,732          --
              Equipment                               1,500         1,950         514
              Other assets, including goodwill       10,996        14,048          --
              Current liabilities                    (5,526)       (2,930)         --
              Non-current liabilities                  (620)         --            --
                                                   --------        ------        ----
                                                   $ 19,813        16,800         514
                                                   ========        ======         ===

       The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions had occurred on October 1, 1997 (in thousands, except per share amounts):


                                                YEAR ENDED SEPTEMBER 30,
                                                ------------------------
                                                  1998             1999
                                                --------          -------

              Revenue                           $101,245          103,559

              Net earnings                      $  7,427            2,813

              Diluted earnings per share        $   1.09             0.39

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

       The following summarizes contracts in process at September 30 (in thousands):

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999


                                                                           1998            1999
                                                                         ---------       --------
              Costs incurred on uncompleted contracts                    $ 110,185        134,563
              Estimated earnings                                            46,779         56,449
                                                                         ---------       --------
                                                                           156,964        191,012
              Less billings to date                                       (118,880)      (161,713)
                                                                         ---------       --------
                                                                         $  38,084         29,299
                                                                         =========       ========
              Included in the accompanying consolidated balance
                sheets as follows:
                  Revenue earned in excess of billings                   $  39,316         31,307
                  Billings in excess of revenue earned                      (1,232)        (2,008)
                                                                         ---------       --------
                                                                         $  38,084         29,299
                                                                         =========       ========

(4)    DEBT

       Long-term debt and lines-of-credit with bank consist of the following at September 30 (in thousands):


                                                                                     1998           1999
                                                                                    ------         ------
              Lines-of-credit with bank providing for total borrowings of
               $21,000,000, with interest at LIBOR plus applicable margins ranging from 1.25% to 1.75% (6.63% at September 30, 1999), collateralized by substantially all of the assets of the Company.
               No borrowings were outstanding under the line-of-credit as of
               September 30, 1999.                                                  $ 5,750           --

              Note payable to bank due in quarterly installments with interest based on LIBOR plus applicable margins ranging from 1.25% to
               1.75% or prime rate (6.63% at September 30, 1999), with final payment in October 2003, secured by substantially all assets of
               the Company.                                                          25,350        21,900

              Capital lease obligation under a leasing facility, bearing interest at effective rates ranging from 7.37% to 9.00%, payable
               in monthly installments through September 2002.                        2,809         5,240

              Other                                                                     605           464
                                                                                    -------        ------

                                                                                     34,514        27,604
              Less current portion                                                   (4,594)       (7,265)
                                                                                    -------        ------

                                                                                    $29,920        20,339
                                                                                    =======        ======

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

       The loan agreement contains restrictive covenants which require, among other things, the maintenance of certain financial ratios and include certain limitations on capital expenditures and dividend payments.

       The Company was in violation of certain of the financial ratio covenants at September 30, 1999. Subsequent to September 30, 1999, the Company received a waiver of these covenants through May 15, 2000. The loan agreement was amended on March 6, 2000 to eliminate the financial covenants that the Company had violated and established new covenants requiring the Company to maintain a minimum of $25 million in net tangible assets and to achieve a minimum level of profitability for the three remaining quarters of fiscal 2000. The amended agreement also reduced the line of credit to a maximum of $7.5 million based on eligible accounts receivable, increased the interest rate to LIBOR plus 3% and accelerated the final maturity of the balance of the term loan to February 2001.

(5)    LEASES

       The Company leases its facilities and certain equipment under operating leases. Amounts due under noncancelable operating leases with terms of one year or more at September 30, 1999 are as follows (in thousands):


              Years ending September 30:
                2000                                       $2,720
                2001                                        2,028
                2002                                        1,687
                2003                                          643
                2004                                         453
                Thereafter                                    377
                                                           ------

                  Total minimum operating lease payments   $7,908
                                                           ======

       Rent expense totaled $1,345,310, $2,300,113 and $2,780,104 for the years ended September 30, 1997, 1998 and 1999, respectively.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

(6)    INCOME TAXES

       Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):


                                           1997          1998         1999
                                          ------        ------       -----
              Current:
                Federal                   $1,847         4,244       2,177
                State and local              320         1,000         346
                                          ------        ------       -----

                                           2,167         5,244       2,523
                                          ------        ------       -----

              Deferred:
                Federal                      (42)         (270)       (400)
                State and local              (13)          (80)        (70)
                                          ------        ------       -----

                                             (55)         (350)       (470)
                                          ------        ------       -----
                                          $2,112         4,894       2,053
                                          ======        ======       =====

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

       Actual income tax expense differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):


                                                         1997         1998       1999
                                                        ------        -----      -----
       Computed "expected" income tax expense           $1,851        4,123      1,647
       State income taxes, net of federal tax effect       203          607        182
       Amortization of nondeductible goodwill               --           84        315
       Other, net                                           58           80        (91)
                                                        ------        -----      -----
       Actual income tax expense                        $2,112        4,894      2,053
                                                        ======        =====      =====

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, are as follows (in thousands):

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999


                                                                       1998    1999
                                                                       ----    ----
       Current deferred tax assets and liabilities:
       Accrued liabilities, primarily due to accrued compensated
        absences for financial statement purposes                      $543     469
            Other, net                                                   14     (67)
                                                                       ----     ---

            Total net current deferred tax asset                       $557     402
                                                                       ====     ===


       Noncurrent deferred tax assets:
       Equipment and leasehold improvements, primarily due to
        differences in depreciation                                    $118     167
       Goodwill amortization                                             --     416
       Other, net                                                        16       7
                                                                       ----     ---

            Total noncurrent deferred tax asset                        $134     590
                                                                       ====     ===

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


                                               YEAR ENDED SEPTEMBER 30,
                                              -------------------------
                                               1997      1998      1999
                                              -----     -----      ----

              Net earnings (loss)             $2,798    4,743       (4)
              Diluted earnings per share         .50      .70      .00

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

       Stock option activity for the plans for the years ended September 30 are summarized as follows (shares in thousands):


                                                                    WEIGHTED
                                                                     AVERAGE
                                                   NUMBER OF      EERCISE PRICE
                                                    OPTIONS          PER SHARE
                                                   ---------      -------------
              Balance, October 1, 1996               989            $  4.95
               Granted                               641              13.06
               Exercised                            (302)              3.16
               Canceled                              (40)             10.64
                                                   -----            -------
              Balance, September 30, 1997          1,288               9.23
               Granted                               753              38.67
               Exercised                            (264)              7.65
               Canceled                               (4)             23.58
                                                   -----            -------
              Balance, September 30, 1998          1,773              21.94
               Granted                               257              24.03
               Exercised                            (194)              8.24
               Canceled                               (5)             21.90
                                                   -----            -------
              Balance, September 30, 1999          1,831             $20.80
                                                   =====             ======

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999

       A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 1999 is as follows (shares in thousands):


                                  NUMBER                                 NUMBER
                               OUTSTANDING    WEIGHT-     WEIGHTED     EXERCISABLE
                                  AT            ED        AVERAGE        AT           WEIGHTED
                               SEPTEMBER     AVERAGE     REMAINING     SEPTEMBER     AVERAGE
                 RANGE OF         30,        EXERCISE   CONTRACTUAL        30,       EXERCISE
              EXERCISE PRICE     1999          PRICE    LIFE (YEARS)      1999        PRICE
              ---------------   ----------   --------   ------------   -----------   ---------
              $   .01 - 10.00        214       $ 2.87        4               214       $ 2.87
                10.01 - 20.00        616        12.53        7               471        12.38
                20.01 - 40.00        956        29.06        9               357        30.76
                40.01 - 44.00         45        44.00        9                23        44.00
              -------   -----      -----       ------       --             -----       ------
              $   .01   44.00      1,831       $20.80        7             1,065       $17.30
              =======   =====      =====       ======       ==             =====       ======

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

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 1997, 1998 and 1999



(10)   LITIGATION

       The Company has been named as a defendant in several putative securities class actions alleging a misstatement or omission of material facts concerning the Company's operations and financial results. Plaintiffs seek to represent themselves and a class of all public investors who purchased or otherwise acquired common stock of the Company and who suffered damages, and seek an award of compensatory damages and attorneys' fees and costs.

       Because this litigation is at an early stage, it is impossible to evaluate the impact that the above actions, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company intends to defend itself vigorously in this litigation.

(1)    RESTATEMENT

       As a result of a comprehensive review of the Company's contract cost-of-completion assumptions conducted under the supervision of the Audit Committee of the Board of Directors, the Company discovered certain accounting errors that required a downward adjustment of the revenues recognized in each of the four fiscal quarters of the year ended September 30, 1999. The errors related principally to the exclusion of certain contract-related costs in the estimated costs to complete; the untimely recognition of additional anticipated costs to complete; and the inaccurate assessment of future production efficiencies and inefficiencies affecting estimated costs to complete. When the Company's analysis indicated that the estimated costs to complete a specific project were based on erroneous information or assumptions, an estimate was made of the impact on previously recognized revenues as well as the timing of the error, and the appropriate fiscal 1999 quarter's operating results were restated accordingly.


       The financial statements as of and for the year ended September 30, 1999 were restated by reducing sales by $10,294,000, income before income taxes by $10,448,000, net income by $6,478,000, and basic and diluted earnings per share by $0.95 and $0.90, respectively.

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

       Dr. Robert H. Keeley, 59, has served as a director of the Company since December 1992. Since September 1992, Dr. Keeley has been the El Pomar Professor of Business Finance at the College of Business and Administration, University of Colorado at Colorado Springs, where he also is associated with the Colorado Institute for Technology Transfer and Implementation. Dr. Keeley also currently serves on the boards of directors of Simtek Corporation, a developer of high-performance nonvolatile semiconductor memories, and of several private companies.

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

       Sol C. Miller, 63, has served as a director of the Company since August 1997. Since January 24, 2000, Mr. Miller has served as Chief Executive Officer of the Company. He was a co-founder of MSE Corporation and was Chairman of the Board from 1960 until its acquisition by the Company in July 1997. He is the president of SCM Real Estate Development Corporation.

       Dr. James T. Rothe, 56, has served as a director of the Company since December 1987 and Chairman of the Board since January 24, 2000. Dr. Rothe has been a Professor of Business at the College of Business and Administration, University of Colorado at Colorado Springs since August 1986, where he served as Dean until June 1994. Since 1988, Dr. Rothe has been a principal in Phillips-Smith Specialty Retail, Inc., a venture capital firm. He is a director of Medlogic Global Corporation, which develops medical devices for the wound-management market. He is a director of NeoCone, LLC, an information technology company, and of Optika, Inc., an electronic commerce software and solutions company. He is also a trustee of the Janus Funds.

       John A. Thorpe, 65, the founder of ASI, has served as a director of the Company since February 1981. Since January 24, 2000, he has served as Assistant Chief Executive Officer of the Company. He served as Chairman of the Board of the Company from February 1981 until March 1997. Prior to founding the Company, Mr. Thorpe owned and operated Photosurveys (Pty.) Ltd., an aerial survey company located in Johannesburg, South Africa. From 1993 until August 1998, Mr. Thorpe also devoted part of his time as the Chief Technical Officer of the Company. Mr. Thorpe is a certified photogrammetrist and owner of Sundeer Yachts, LLC, a boat building company.

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

       John J. Dillon, 40
       Chief Administrative Officer
                  Mr. Dillon has been the Chief Administrative Officer of the Company since July 1997. From January 1997 until its acquisition by the Company in July 1997, Mr. Dillon was Senior Vice President of MSE Corporation. From July 1993 until January 1997, Mr. Dillon served as the Director of the Indiana State Lottery. Mr. Dillon is a director of Standard Management Company, a company that markets and administers life insurance and related products.

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

NAME OF BENEFICIAL OWNER                         SHARES          PERCENT
------------------------                      BENEFICIALLY       OF CLASS
                                                  OWNED          --------
                                              ------------

Sol C. Miller                                  848,750(1)         12.2%
John A. Thorpe                                 383,489(2)          5.5%
Sidney V. Corder                               218,400(3)          3.0%
Willem H. J. Andersen                           41,550(4)            *
Robert H. Keeley                                29,250(5)            *
Richard P. MacLeod                              67,352(6)            *
James T. Rothe                                  52,654(7)            *
Scott C. Benger                                145,450(8)          2.0%
John J. Dillon                                  50,437(9)            *
Timothy A. Gregory                              12,500(10)           *
David O. Hicks                                  12,900(11)           *
Randal J. Sage                                 111,982(12)         1.6%

All directors and executive officers as a    1,975,714 (13)       25.6%
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

               The Company's headquarters facilities are leased from MSE Realty, LLC, a company owned by Mr. Miller, under an operating lease which expires June 30, 2002. Rental expense for this lease was $1,334,160 in fiscal 1999. The Company has guaranteed the repayment of the mortgage loan that MSE Realty, LLC has on the facilities it leases to the Company. As of December 31, 1999, the mortgage was $1,073,084. Mr. Miller also owns or controls several private entities, SCM Development, SCM Group, LLC. SCM Investments, LLC, SCM Kensington Corporation, Preserve at Fall Creek, LLC, and Mill Run L.P., that have made payments to the Company in the aggregate of $289,718 in fiscal 1999 for surveying and engineering services in the ordinary course of business.

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

       Analytical Surveys, Inc.

       By:   /s/ Sol C. Miller                               Date: March 6, 2000
          ---------------------------------------------
       Sol C. Miller, Chief Executive Officer and Director