Form 10-Q
period 1999-12-31
ANALYTICAL SURVEYS INC
filed 2000-03-07
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  X             Quarterly Report Pursuant to Section 13 or 15(d)
-----                of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                DECEMBER 31, 1999

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
                                                         Yes   X      No
                                                              ----       ----


The number of shares of common stock outstanding as of February 17, 2000 was 6,955,690.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                       September 30,   December 31,
                                                           1999           1999
                                                         -------         ------
ASSETS

Current assets:
    Cash                                                  $  6,659         4,018
    Accounts receivable net of allowance for doubtful
       accounts of $138 and $119                            15,074        15,863
    Revenue in excess of billings                           30,898        24,229
    Deferred income taxes                                      402           405
    Income tax receivable                                    4,085         7,111
    Prepaid expenses and other                               1,066         1,316
                                                          --------      --------

              Total current assets                          58,184        52,942
                                                          --------      --------

Equipment and leasehold improvements, at cost:
    Equipment                                               13,916        14,305
    Furniture and fixtures                                   1,581         1,585
    Leasehold improvements                                   1,076         1,078
                                                          --------      --------
                                                            16,573        16,968
    Less accumulated depreciation and amortization          (8,740)       (9,571)
                                                          --------      --------
                                                             7,833         7,397
                                                          --------      --------

Investment securities                                          535         2,062
Deferred income taxes                                          590          --
Goodwill net of accumulated amortization
    of $3,174 and $3,597                                    22,100        21,680
                                                          --------      --------

              Total assets                                $ 89,242        84,081
                                                          ========      ========

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       1999               1999
                                                                   ------------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                  $ 7,265            7,450
    Billings in excess of revenue                                        2,008            2,080
    Accounts payable and other accrued liabilities                       5,063            3,629
    Accrued payroll and related benefits                                 3,819            2,807
                                                                       -------          -------

       Total current liabilities                                        18,155           15,966

Long-term debt, less current portion                                    20,339           18,640
Deferred income taxes                                                       --              402
Deferred compensation payable                                               85               84
                                                                       -------          -------

       Total liabilities                                                38,579           35,092
                                                                       -------          -------

Stockholders' equity
    Preferred stock; no par value.  Authorized 2,500
       shares; none issued or outstanding                                   --               --
    Common stock; no par value.  Authorized 100,000 shares;
       6,948 and 6,956 shares issued and outstanding
       at September 30, and December 31, respectively                   32,080           32,105
     Accumulated other comprehensive income - unrealized gain
       on equity investments                                                --              947
    Retained earnings                                                   18,583           15,937
                                                                       -------          -------
       Total stockholders' equity                                       50,663           48,989
                                                                       -------          -------

       Total liabilities and stockholders' equity                      $89,242           84,081
                                                                       =======          =======

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                             December 31,

                                                         1998            1999
                                                         ----            ----

Sales                                                   $ 26,851         16,843
                                                        --------       --------

Costs and expenses
    Salaries, wages and related benefits                  14,288         12,540
    Subcontractor costs                                    3,708          2,962
    Other general and administrative                       4,365          3,715
    Depreciation and amortization                          1,349          1,252
                                                        --------       --------
                                                          23,710         20,469
                                                        --------       --------

              Earnings (loss) from operations              3,141         (3,626)
                                                        --------       --------

Other income (expense):
    Interest expense, net                                   (691)          (501)
    Other                                                     58            (25)
                                                        --------       --------
                                                            (633)          (526)
                                                        --------       --------

              Earnings (loss) before income taxes          2,508         (4,152)
Income tax expense (benefit)                               1,089         (1,475)
                                                        --------       --------

              Net earnings (loss)                          1,419         (2,677)

Other comprehensive income, net of income taxes               --            947
                                                        --------       --------

       Comprehensive income (loss)                      $  1,419         (1,730)
                                                        ========       ========

Earnings (loss) per common share:
    Basic                                               $   0.21          (0.39)
    Diluted                                             $   0.20          (0.39)

Weighted average outstanding common shares:
    Basic                                                  6,739          6,949
    Diluted                                                7,128          7,085


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                December 31,      December 31,
                                                                                    1998              1999
                                                                                   ------            ------
Cash flows from operating activities:
    Net earnings (loss)                                                           $ 2,273            (2,677)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
          Depreciation and amortization                                             1,349             1,252
          Deferred income tax expense (benefit)                                      (158)              409
          Tax benefit relating to exercise of stock options                           132                17
          Changes in operating assets and liabilities, net of effect of business combinations:
                 Accounts receivable, net                                          (4,094)             (789)
                 Revenue in excess of billings                                     (1,215)            6,699
                 Income taxes                                                       1,285            (3,026)
                 Prepaid expenses and other                                           (56)             (250)
                 Billings in excess of revenue                                      1,160                72
                 Accounts payable and other accrued liabilities                    (1,698)           (1,434)
                 Accrued payroll and related benefits                              (2,418)           (1,012)
                                                                                  -------           -------
                    Net cash used by operating activities                          (3,440)             (739)
                                                                                  -------           -------

Cash flows from investing activities:
    Purchase of equipment and leasehold improvements                               (1,169)             (396)
                                                                                  -------           -------

Cash flows from financing activities:
    Net borrowings (payments) under lines of credit with banks                      3,400                --
    Proceeds from issuance of long-term debt                                        1,339               307
    Loan fees on long-term debt                                                      (162)               --
    Principal payments on long-term debt                                             (302)           (1,821)
    Proceeds from exercise of stock options                                           249                 8
                                                                                  -------           -------

                    Net cash provided by financing activities                       4,524            (1,506)
                                                                                  -------           -------

Net increase in cash                                                                  (85)           (2,641)

Cash at beginning of period                                                         2,243             6,659
                                                                                  -------           -------

Cash at end of period                                                             $ 2,158             4,018
                                                                                  =======           =======

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                        $   677               362
                                                                                  =======           =======

    Cash paid for income taxes                                                    $   195             1,192
                                                                                  =======           =======
    Common stock issued for net assets acquired
       in business combinations                                                   $   514                --
                                                                                  =======           =======

See accompanying notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 1999. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at December 31, 1999 and the results of their operations and cash flows for the three months ended December 31, 1998 and 1999.

Investment securities consist of corporate equity securities that are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.



2.       LITIGATION

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-Q, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY'S STRATEGY, FUTURE SALES, FUTURE EXPENSES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE BASED UPON

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


OVERVIEW

ASI, a leading provider of data conversion and digital mapping services to users of customized geographic information systems, was founded in 1981. From 1981 to 1995, the Company experienced steady growth in revenues with periodic fluctuations in financial results. In 1995, the Company embarked on a growth strategy, which sought to consolidate the fragmented GIS services industry. The Company's acquisitions during the period are summarized in the following table:

         Date        Company                    Location              Employees
         ----        -------                    --------              ---------

         12/95       Intelligraphics            Wisconsin             200

         7/96        Westinghouse Landmark      North Carolina        105

         7/97        MSE Corporation            Indiana               325

         6/98        Cartotech                  Texas                 270

The Company recognizes revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined; these estimates are reevaluated regularly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period and for each of the Company's contracts, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs. This percentage is then multiplied by the contract's total value to calculate the sales revenue to be recognized. The percentage of completion is effected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs.

The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1995 through the end of the first three months of fiscal 2000, the Company has recognized aggregate losses on contracts of approximately $1.6 million. Over the same period, the Company recognized sales of approximately $250 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

Backlog increases when new contracts are signed and decreases as revenue is recognized. As of December 31, 1999, backlog was $79.8 million as compared with $91.3 million as of September 30, 1999.

The Company engages in research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom-designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. The Company, through its Advanced Technology Division, also engages in research and development activities independently of the Company's work on particular customer projects. For the three months ended December 31, 1998 and 1999, the Company expended $67,072 and $95,567, respectively on such independent research and development activities in the Advanced Technology Division.

On December 30, 1999, the Company announced it had revised its previously announced fiscal 1999 results. On January 27, 2000, the Company announced that it was conducting a detailed review of its cost-of-completion assumptions related to its contracts under the supervision of the Audit Committee of the Board of Directors that might lead to a restatement of its financial results for fiscal 1999. As a result of this comprehensive review, the Company discovered certain accounting errors that required a downward adjustment of the revenues recognized in each of the four quarters of fiscal 1999. The errors related principally to the exclusion of certain contract-related costs in the estimated costs to complete on certain projects; the untimely recognition of additional anticipated costs to complete; and the inaccurate assessment of future production efficiencies and inefficiencies affecting estimated costs to complete. When the Company's analysis indicated that the estimated costs to complete a specific project were based on inaccurate information or assumptions, an estimate was made of the impact on previously recognized revenues as well as timing of the error, and the appropriate fiscal 1999 quarter's operating results were restated accordingly.



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

                                                       Three Months Ended
                                                            December 31
                                                       -------------------
                                                       1998           1999
                                                       ----           ----
PERCENTAGE OF SALES:
Sales............................................     100.0%         100.0%
Costs and expenses
    Salaries, wages and related benefits.........      53.2           74.5
    Subcontractor costs..........................      13.8           17.6
   Other general and administrative..............      16.3           22.1
   Depreciation and amortization.................       5.0            7.4
                                                      -----          -----

Earnings (loss) from operations..................      11.7          (21.5)
Other expense, net...............................      (2.4)          (3.1)
                                                      -----          -----

Earnings (loss) before income taxes..............       9.3          (24.7)
Income tax expense (benefit).....................       4.1           (8.8)
                                                      -----          -----

Net earnings (loss)..............................       5.2%         (15.9)%
                                                      =====          =====


THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

SALES. The Company's sales consist of revenue recognized for services performed. Sales decreased $10.0 million to $16.8 million for the first three months of fiscal 2000 from $26.9 million for the first three months of fiscal 1999 as a result of a reduction of new contract signings during fiscal 1999. Management believes these market conditions were caused by consolidation in the utility industry, year 2000 computer concerns and increased competition from companies with offshore operations.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 12.2% to $12.5 million for the first three months of fiscal 2000 from $14.3 million for the first three months of fiscal 1999, as a result of reductions in its workforce. The reductions in the workforce were a result the Company's decision to subcontract a higher percentage of its production work to offshore subcontractors. As a percentage of sales, salaries, wages and related benefits increased to 74.5% for the first three months of fiscal 2000 from 53.2% for the first three months of fiscal 1999, as reductions in the workforce were insufficient to offset the reduced sales volume.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 20.1% to $3.0 million for the first three months of fiscal 2000 from $3.7 million for the first three months of fiscal 1999, and increased as a percentage of sales to

17.6% for the first three months of fiscal 2000 from 13.8% for the first three months of fiscal 1999. While overall subcontractor costs declined because of lower sales volume, the percentage of subcontractor costs to total costs was higher as a result of the Company's transition to subcontracting a greater percentage of its production offshore.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 14.9% to $3.7 million for the first three months of fiscal 2000 from $4.4 million for the first three months of fiscal 1999, as a result of reductions in force. As a percentage of sales, other general and administrative costs increased to 22.1% for the first three months of fiscal 2000 from 13.8% for the first three months of fiscal 1999. While other general and administrative costs declined overall, they increased as a percentage of costs due to significantly lower sales in the three months ended December 31, 2000 compared to the same period in the prior year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For the first three months of fiscal 2000, depreciation and amortization decreased 7.2% to $1.25 million from $1.35 million for the first three months of fiscal 1999. As a percentage of sales, depreciation and amortization increased to 7.4% for the first three months of fiscal 2000 from 5.0% in the first three months of fiscal 1999.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense decreased 27.5% to $501,000 for the first three months of fiscal 2000 from $691,000 for the first three months of fiscal 1999, as a result of reduced borrowing outstanding, offset in part by higher interest rates.

INCOME TAXES. Income tax benefit was $1.5 million for the first three months of fiscal 2000 compared to an expense of $1.1 million for the first three months of fiscal 1999. The Company's effective income tax rate for the first three months of fiscal 2000 was 35.5%, a decrease from 43.4% for the first three months of fiscal 1999.



LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. As of December 31, 1999, the Company had not drawn on its line of credit. During 1998, the Company replaced its existing lines of credit with a three-year, $21.0 million secured working capital line of credit and the Company refinanced $25.4 million of term debt. Borrowings under these credit facilities bear interest at a rate per annum equal to, at the Company's option, (i) the agent bank's prime rate or (ii) an adjusted London Interbank Offering Rate (LIBOR) plus a margin ranging from 1.25% to 1.75%. The effective borrowing rate was approximately 7% on December 31, 1999.

The Company's loan agreement was amended on March 6, 2000 to establish new covenants requiring the Company to maintain a minimum of $25 million in net tangible assets and to achieve a minimum level of profitability for the three remaining quarters of fiscal 2000. The amended agreement also reduced the line of credit to a maximum of $7.5 million based on eligible accounts receivable, increased the interest rate to LIBOR plus 3%, and accelerated the final maturity of the balance of the term loan to February 2001.

The Company's cash flow is significantly affected by three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an "account receivable" is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. "Revenues in excess of billings" occur when the Company has performed under a contract even though a billing event has not been triggered. "Billings in excess of revenues" occur when the Company receives an advance or deposit against work yet to be performed. These accounts, which represent a significant business investment, affect the Company's cash flow as projects are signed, performed, billed and collected.

Net cash used by the Company's operating activities was $3.4 million and $0.8 million for first three months of fiscal years 1999 and 2000, respectively. The change in operating cash flows is primarily attributable to normal fluctuations in the contract-related accounts described in the previous paragraph. At December 31, 1999, the working capital in contract-related accounts was equivalent to 215 days sales outstanding, up from 202 days at

September 30, 1999. The Company believes that this level of investment is at the high end of the normal operating range of days sales outstanding.

Cash used by investing activities for the first three months of fiscal years 2000 and 1999 was $0.4 million and $1.2 million, respectively. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash used by financing activities for the first three months of fiscal year 2000 was $1.5 million as compared to $4.5 million provided by financing activities for the first three months of fiscal 1999. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.

The Company believes that funds available under its lending arrangements and cash flow from operations are adequate to finance its operations for at least the next twelve months.



YEAR 2000 ISSUES

The "Year 2000" issue is the result of computer programs using two digits, rather than four, to define the applicable year. The failure of such programs to recognize the year 2000 as such could result in systems failures and miscalculations. The Company and the third parties with which it does business rely on numerous computer programs in their daily operations.

To the best of its knowledge, the Company believes that neither it nor any of its customers or key suppliers experienced any adverse impact due to Year 2000 problems.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $20.7 million was outstanding as of December 31, 1999. Assuming December 31, 1999 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's interest expense by $207,000.



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

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





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:         10.12 Amendment No. 5 to Credit Agreement dated March 6, 2000

Forms 8-K:        None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        Analytical Surveys, Inc.
                                                                    (Registrant)





           Date: March 6, 2000                                /s/  Sol C. Miller
                                                        ------------------------
                                          Sol C. Miller, Chief Executive Officer





           Date: March 6, 2000                         /s/  Michael A. Renninger
                                                        ------------------------
                                            Michael A. Renninger, Vice President