Form 10-Q
period 2000-03-31
ANALYTICAL SURVEYS INC
filed 2000-05-15
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  X             Quarterly Report Pursuant to Section 13 or 15(d)
-----                of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 MARCH 31, 2000

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

                                                  Yes   X      No
                                                      ------      -----


The number of shares of common stock outstanding as of May 15, 2000 was 6,973,223.

                                     PART I
                                     ------


ITEM 1.  FINANCIAL STATEMENTS

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      SEPTEMBER 30,        MARCH 31,
                                                                          1999               2000
                                                                        --------           --------
ASSETS                                                                                    (UNAUDITED)
------
Current assets:
     Cash                                                               $  6,659              1,311
     Accounts receivable, net of allowance for doubtful
        accounts of $138 and $233                                         15,074             14,963
     Revenue in excess of billings                                        30,898             30,660
     Deferred income taxes                                                   402                440
     Income taxes receivable                                               4,085              7,102
     Prepaid expenses and other                                            1,066                431
                                                                        --------           --------

                Total current assets                                      58,184             54,907

Equipment and leasehold improvements, at cost:
     Equipment                                                            13,916             15,065
     Furniture and fixtures                                                1,581              1,658
     Leasehold improvements                                                1,076              1,084
                                                                        --------           --------
                                                                          16,573             17,807
     Less accumulated depreciation and amortization                       (8,740)           (10,317)
                                                                        --------           --------
                                                                           7,833              7,490

Investment securities                                                        537              1,070
Deferred income taxes                                                        590              2,646
Goodwill, net of accumulated amortization of $3,174 and $4,061
                                                                          22,098             21,225
                                                                        --------           --------


                Total assets                                            $ 89,242             87,338
                                                                        ========           ========

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                SEPTEMBER 30,         MARCH 31,
                                                                                   1999                2000
                                                                                   ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                 (UNAUDITED)
------------------------------------
Current liabilities:
     Line of credit                                                                $  --              4,350
     Bank term loan                                                                  4,900           19,450
     Current portion of long-term debt                                               2,365            2,452
     Billings in excess of revenue                                                   2,008            3,027
     Accounts payable and other accrued liabilities                                  5,063            7,621
     Accrued payroll and related benefits                                            3,819            3,011
                                                                                   -------          -------

                Total current liabilities                                           18,155           39,911

Long-term debt, less current portion                                                20,339            2,245
Deferred income taxes                                                                 --                203
Deferred compensation payable                                                           85               87
                                                                                   -------          -------

                Total liabilities                                                   38,579           42,446
                                                                                   -------          -------

Stockholders' equity:
     Preferred stock; no par value. Authorized 2,500 shares;
     none issued or outstanding                                                       --               --
     Common stock; no par value. Authorized 100,000 shares; 6,948 and
         6,968 issued and outstanding at September 30, 1999 and March 31,
         2000 respectively                                                          32,080
                                                                                                     32,204
     Accumulated other comprehensive income - unrealized gain on equity
         investments                                                                  --                331
     Retained earnings                                                              18,583           12,357
                                                                                   -------          -------
         Total stockholders' equity                                                 50,663           44,892
                                                                                   -------          -------

         Total liabilities and stockholders' equity                                $89,242           87,338
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

                            ANALYTICAL SURVEYS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             MARCH 31,                             MARCH 31,
                                                     1999               2000               1999               2000
                                                   --------           --------           --------           --------
Sales                                              $ 27,203             17,955             54,055             34,798

Costs and expenses
     Salaries, wages and related benefits            14,716             13,004             29,004             25,544
     Subcontractor costs                              3,671              2,755              7,379              5,717
     Other general and administrative                 4,494              4,019              8,860              7,733
     Depreciation and amortization                    1,395              1,229              2,744              2,481
     Restructuring costs                               --                1,755               --                1,755
                                                   --------           --------           --------           --------

                                                     24,276             22,762             47,987             43,230
                                                   --------           --------           --------           --------

         Earnings (loss) from operations              2,927             (4,807)             6,068             (8,432)
                                                   --------           --------           --------           --------

Other (income) expense
     Interest expense, net                              696                610              1,388              1,111
     Other                                             (102)                66               (160)                91
                                                   --------           --------           --------           --------
                                                        594                676              1,228              1,202
                                                   --------           --------           --------           --------

     Earnings (loss) before income taxes
       and extraordinary loss                         2,333             (5,483)             4,840             (9,634)

Income tax expense (benefit)                            970             (2,142)             2,059             (3,617)
                                                   --------           --------           --------           --------

     Net earnings (loss) before
       extraordinary loss                             1,363             (3,341)             2,781             (6,017)
     Extraordinary loss on
       extinguishment of debt, net of tax              --                  209               --                  209
                                                   --------           --------           --------           --------

     Net earnings (loss)                              1,363             (3,550)             2,781             (6,226)

Other comprehensive income (loss), net of
  income taxes                                         --                 (616)              --                  331
                                                   --------           --------           --------           --------

     Comprehensive income (loss)                   $  1,363             (4,166)             2,781             (5,895)
                                                   ========           ========           ========           ========

                            ANALYTICAL SURVEYS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE INCOME (LOSS) (CONTINUED)
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               MARCH 31,                           MARCH 31,
                                                       1999              2000               1999              2000
                                                    ---------          --------           --------          --------
Basic earnings (loss) per common share:
     Net earnings (loss) before
       extraordinary loss                           $    0.20             (0.48)              0.41             (0.87)
     Extraordinary loss                             $    --                0.03               --                0.03
     Net earnings (loss)                            $    0.20             (0.51)              0.41             (0.90)

Diluted earnings (loss) per common  share:
     Net earnings (loss) before
       extraordinary loss                           $    0.19             (0.48)              0.39             (0.87)
     Extraordinary loss                             $    --                0.03               --                0.03
     Net earnings (loss)                            $    0.19             (0.51)              0.39             (0.90)

Weighted average common shares:
     Basic                                              6,799             6,956              6,769             6,953
                                                    =========          ========           ========          ========
     Diluted                                            7,181             7,048              7,155             7,067
                                                    =========          ========           ========          ========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     1999              2000
                                                                                   -------           -------
Cash flows from operating activities:
     Net earnings (loss)                                                           $ 2,781            (6,226)
     Adjustments to reconcile net earnings (loss) to net cash provided
       (used) by operating activities:
         Depreciation and amortization                                               2,744             2,481
         Extraordinary loss on extinguishment of debt                                 --                 209
         Deferred income tax expense (benefit)                                          31            (2,084)
         Tax benefit relating to exercise of stock options                             516                37
         Changes in operating assets and liabilities, net of effect of business combinations:
              Accounts receivable, net                                                (136)              111
              Revenue in excess of billings                                           (148)              238
              Income taxes receivable                                                 (672)           (3,017)
              Prepaid expenses and other                                              (387)              563
              Goodwill                                                                 173              --
              Billings in excess of revenue                                          1,033             1,019
              Accounts payable and other accrued liabilities                        (3,021)            2,558
              Accrued payroll and related benefits                                  (1,569)             (808)
                                                                                   -------           -------
                  Net cash provided (used) by operating activities                   1,345            (4,919)

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                               (2,110)           (1,443)
     Proceeds from sale of equipment                                                  --                 178
                                                                                   -------           -------
     Net cash used in investing activities                                          (2,110)           (1,265)

Cash flows from financing activities:
     Net borrowings (payments) under lines-of-credit with banks                       (250)            4,350
     Proceeds from issuance of long-term debt                                        2,696              --
     Loan fees on long-term debt                                                      (141)             (144)
     Principal payments of long-term debt                                           (1,770)           (3,457)
     Proceeds from exercise of stock options                                           604                87
                                                                                   -------           -------

                  Net cash provided by financing activities                          1,139               836
                                                                                   -------           -------

Net increase (decrease) in cash and cash equivalents                                   374            (5,348)

Cash at beginning of period                                                          2,243             6,659
                                                                                   -------           -------

Cash at end of period                                                              $ 2,617             1,311
                                                                                   =======           =======

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                        $ 1,255               925
                                                                                   =======           =======

      Cash paid for income taxes                                                   $ 2,295             1,192
                                                                                   =======           =======

     Common Stock issued for net assets acquired in business combinations          $   514              --
                                                                                   =======           =======

See accompanying notes to financial statements

                            ANALYTICAL SURVEYS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at March 31, 2000 and the results of operations and cash flows for the three months and six months ended March 31, 2000.

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

The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1995 through the end of the first six months of fiscal 2000, the Company has recognized aggregate losses on contracts of approximately $1.6 million. Over the same period, the Company recognized sales of approximately $268 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

Backlog increases when new contracts are signed and decreases as revenue is recognized. As of March 31, 2000, backlog was $78.3 million as compared with $108.3 million as of March 31, 1999.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          MARCH 31,                      MARCH 31,
                                                    1999           2000            1999           2000
                                                    ----           ----            ----           ----
PERCENTAGE OF SALES:
Sales                                               100%           100%            100%           100%

Costs and expenses
     Salaries, wages and related benefits            54%            73%             54%            73%
     Subcontractor costs                             14%            15%             14%            17%
     Other general and administrative                16%            22%             16%            22%
     Depreciation and amortization                    5%             7%              5%             7%
     Restructuring Costs                             --             10%             --              5%
                                                   ----           ----            ----           ----

Earnings (loss) from operations                      11%           (27%)            11%           (24%)

Other expense, net                                    2%             4%              2%             3%
                                                   ----           ----            ----           ----

Earnings (loss) before income taxes and
  extraordinary loss                                  9%           (31%)             9%           (27%)
Income tax expense (benefit)                          4%           (12%)             4%           (10%)
                                                   ----           ----            ----           ----

Earnings (loss) before extraordinary loss             5%           (19%)             5%           (17%)
                                                   ----           ----            ----           ----

Extraordinary loss                                   --              1%             --              1%
                                                   ----           ----            ----           ----

Net earnings (loss)                                   5%           (20%)             5%           (18%)
                                                   ====           ====            ====           ====

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

SALES. The Company's sales consist of revenue recognized for services performed. Sales decreased 34.0% to $18.0 million for the three months ended March 31, 2000 from $27.2 million for the same period in fiscal 1999. This decrease was due to a decrease in the available backlog resulting from lower than anticipated new contracts in the second half of fiscal 1999. Management believes these market conditions were caused by consolidation in the utility industry, Year 2000 computer concerns and increased competition from companies with offshore operations.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 11.6% to $13.0 million for the three months ended March 31, 2000 from $14.7 million for the three months ended March 31, 1999. This decrease was primarily due to planned staff reductions resulting from lower than expected sales. As a percentage of sales, salaries, wages and related benefits increased to 72.4% for the three months ended March 31, 2000 from 54.1% for the three months ended March 31, 1999.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 25.0% to $2.8 million for the three months ended March 31, 2000 from $3.7 million for the three months ended March 31, 1999 due to the general decline in work performed. As a percentage of sales, subcontractor costs were 15.3% for the three months ended March 31, 2000 compared to 13.5% for the same period of fiscal 1999.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 10.6% to $4.0 million for the three months ended March 31, 2000, from $4.4 million for the three months ended March 31, 1999. As a percentage of sales, other general and administrative costs increased to 22.4% for the three months ended March 31, 2000 from 16.5% for the three months ended March 31, 1999, due to the Company's inability to reduce general and administrative costs at the rate sales decreased.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For the three months ended March 31, 2000, depreciation and amortization decreased 11.9% to $1.2 million from $1.4 million for the three months ended March 31, 1999. As a percentage of sales, depreciation and amortization increased to 6.8% for the three months ended March 31, 2000 from 5.2% for the same period of fiscal 1999.

RESTRUCTURING COSTS. The Company incurred one-time restructuring expenses associated with the recent review of contract cost-of completion assumptions, accounting systems and officer resignations. Such expenses include legal, accounting and consulting fees and officer severance expenses. These costs represented 9.8% of sales for the three months ended March 31, 2000.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense decreased 12.7% to $610,000 for the three months ended March 31, 2000 from $696,000 for the three months ended March 31, 1999. The decrease resulted from reduced average debt outstanding, offset in part by higher interest rates.

INCOME TAXES. Income tax benefit was $2.1 million for the three months ended March 31, 2000 compared to an expense of $970,000 for the three months ended March 31, 1999. The Company's effective income tax rate for the three months ended March 31, 2000 was 39.0%, compared to 41.6% for the three months ended March 31, 1999.

EXTRAORDINARY ITEM. The extraordinary item relates to the expensing as current period costs unamortized bank fees incurred in establishing the Company's line of credit and term debt facilities in 1998 and cash payments made to amend related covenants in March 2000. Such amounts are reported net of income taxes.

SIX MONTHS ENDED MARCH 31, 2000 AND 1999

SALES. Sales decreased $19.2 million to $34.8 million for the first six months of fiscal 2000 from $54.0 million for the first six months of fiscal 1999.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits decreased 11.9% to $25.5 million for the first six months of fiscal 2000 from $29.0 million for the first six months of fiscal 1999, as a result of reductions in the Company's workforce. As a percentage of sales, salaries, wages and related benefits increased to 73.4% for the first six months of fiscal 2000 from 53.7% for the first six months of fiscal 1999, as reductions in the workforce were insufficient to offset the reduced sales volume.

SUBCONTRACTOR COSTS. Subcontractor costs decreased 22.5% to $5.7 million for the first six months of fiscal 2000 from $7.4 million for the first six months of fiscal 1999, and increased as a percentage of sales to 16.4% for the first six months of fiscal 2000 from 13.6% for the first six months of fiscal 1999.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs decreased 12.7% to $7.7 million for the first six months of fiscal 2000 from $8.9 million for the first six months of fiscal 1999. As a percentage of sales, other general and administrative costs increased to 22.2% for the first six months of fiscal 2000 from 16.4% for the first six months of fiscal 1999. While other general and administrative costs declined overall, they increased as a percentage of costs due to significantly lower sales in the six months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION. For the first six months of fiscal 2000, depreciation and amortization decreased 9.6% to $2.5 million from $2.7 million for the first six months of fiscal 1999. As a percentage of sales, depreciation and amortization increased to 7.1% for the first six months of fiscal 2000 from 5.1% in the first six months of fiscal 1999.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense decreased 20.0% to $1.1 million for the first six months of fiscal 2000 from $1.4 million for the first six months of fiscal 1999, as a result of reduced borrowing outstanding, offset in part by higher interest rates.

INCOME TAXES. Income tax benefit was $3.6 million for the first six months of fiscal 2000 compared to an expense of $2.1 million for the first six months of fiscal 1999. The Company's effective income tax rate for the first six months of fiscal 2000 was 38.0%, a decrease from 43.4% for the first six months of fiscal 1999.

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

The Company's loan agreement was amended on March 6, 2000 to establish new covenants requiring the Company to maintain a minimum of $25 million in net tangible assets and to achieve a minimum level of profitability for the three remaining quarters of fiscal 2000. The amended agreement also reduced the line of credit to a maximum of $7.5 million based on eligible accounts receivable, increased the interest rate to LIBOR plus 3%, and accelerated the final maturity of the balance of the term loan to February 2001. The effective borrowing rate was approximately 9.1% on March 31, 2000.

Due to the Company's inability to meet existing bank covenants, management is currently negotiating revised debt terms. Until a new or revised agreement is in place, the line of credit is limited to $4.35 million and the Company expects to pay additional interest of 0.50% on its term and line of credit debt beginning April 5, 2000.


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

Net cash used by the Company's operating activities for the first six months of fiscal year 2000 was $4.9 million as compared to $1.3 million provided by operations for first six months of fiscal year 1999. The change in operating cash flows is primarily attributable to normal fluctuations in the contract-related accounts described in the previous paragraph. At March 31, 2000, the working capital in contract-related accounts was equivalent to 220 days sales outstanding, up from 182 days at March 31, 1999. The Company believes that this level of investment is at the high end of the normal operating range of days sales outstanding.

Cash used by investing activities for the first six months of fiscal years 2000 and 1999 was $1.3 million and $2.1 million, respectively. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash provided by financing activities for the first six months of fiscal year 2000 was $0.8 million as compared to $1.1 million provided by financing activities for the first six months of fiscal 1999. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material. Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $23.8 million was outstanding as of March 31, 2000. Assuming March 31, 2000 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's interest expense by $238,000.

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

Exhibits:         None

Forms 8-K:        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Analytical Surveys, Inc.
                                  (Registrant)




Date: May 15, 2000                /s/  Sol C. Miller
                                  ------------------------------
                                  Sol C. Miller, Chief Executive Officer
                                  and Chief Executive Officer




Date: May 15, 2000                /s/  Michael A. Renninger
                                  ------------------------------
                                  Michael A. Renninger, Chief Financial Officer





15