Form 10-Q
period 2000-06-30
ANALYTICAL SURVEYS INC
filed 2000-08-14
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   X            Quarterly Report Pursuant to Section 13 or 15(d)
--------             Of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  JUNE 30, 2000

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
--------             of the Securities Exchange Act of 1934


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


The number of shares of common stock outstanding as of August 14, 2000 was 6,974,419.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                        SEPTEMBER 30,  JUNE 30,
                                                            1999        2000
                                                            ----        ----
                                                                     (UNAUDITED)
ASSETS

Current assets:
     Cash                                                 $  6,659          551
     Accounts receivable, net of allowance for doubtful
         accounts of $138 and $433                          15,074       15,691
     Revenue in excess of billings                          30,898       22,703
     Deferred income taxes                                     402          440
     Income taxes receivable                                 4,085        3,764
     Prepaid expenses and other                              1,066          414
                                                          --------     --------
            Total current assets                            58,184       43,563

Equipment and leasehold improvements, as cost:
     Equipment                                              13,916       15,124
     Furniture and fixtures                                  1,581        1,658
     Leasehold improvements                                  1,076        1,085
                                                          --------     --------
                                                            16,573       17,867
     Less accumulated depreciation and amortization         (8,740)     (11,076)
                                                          --------     --------
                                                             7,833        6,791

Investment securities                                          537          532
Deferred income taxes                                          590        1,819
Goodwill, net of accumulated amortization of $3,174
   and $4,485                                               22,098       20,801
                                                          --------     --------

            Total assets                                  $ 89,242       73,506
                                                          ========     ========

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              SEPTEMBER 30,    JUNE 30,
                                                                 1999            2000
                                                                 ----            ----
                                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                              $    --         4,450
     Bank term loan                                                4,900        16,150
     Current portion of long-term debt                             2,365         2,512
     Billings in excess of revenue                                 2,008         1,748
     Accounts payable and other accrued liabilities                5,063         8,239
     Accrued payroll and related benefits                          3,819         3,534
                                                                 -------       -------

            Total current liabilities                             18,155        36,633

Long-term debt, less current portion                              20,339         1,690
Deferred compensation payable                                         85            85
                                                                 -------       -------

            Total liabilities                                     38,579        38,408
                                                                 -------       -------

Stockholders' equity:
     Preferred stock; no par value.  Authorized 2,500 shares;
         none issued or outstanding                                   --            --
     Common stock; no par value.  Authorized 100,000 shares;
         6,948 and 6,974 issued and outstanding at September
         30, 1999 and June 30, 2000 respectively                  32,080        32,240
     Accumulated other comprehensive income - unrealized
         gain (loss) on investment securities                         --            (5)
     Retained earnings                                            18,583         2,863
                                                                 -------       -------
         Total stockholders' equity                               50,663        35,098
                                                                 -------       -------

         Total liabilities and stockholders' equity              $89,242        73,506
                                                                 =======       =======

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                 1999        2000        1999        2000
                                                 ----        ----        ----        ----
Gross Sales                                      31,167      19,958      88,563      62,344
     Contract cost-to-complete adjustments       (1,639)     (8,250)     (4,980)    (15,838)
                                               --------    --------    --------    --------
Net Sales                                      $ 29,528      11,708      83,583      46,506
                                               --------    --------    --------    --------

Costs and expenses
     Salaries, wages and related benefits        14,965      10,118      43,927      35,662
     Subcontractor costs                          4,507       5,724      11,886      11,441
     Other general and administrative             4,594       3,424      13,495      11,339
     Depreciation and amortization                1,484       1,501       4,229       3,982
     Restructuring costs                             --          --          --       1,755
                                               --------    --------    --------    --------
                                                 25,550      20,767      73,537      64,179
                                               --------    --------    --------    --------

         Earnings (loss) from operations          3,978      (9,059)     10,046     (17,673)
                                               --------    --------    --------    --------

Other (income) expense
     Interest expense, net                          677         588       2,065       1,699
     Other                                          (70)       (153)       (230)       (244)
                                               --------    --------    --------    --------
                                                    607         435       1,835       1,455
                                               --------    --------    --------    --------

         Earnings (loss) before income taxes
             and extraordinary loss               3,371      (9,494)      8,211     (19,128)

Income tax expense (benefit)                      1,369          --       3,428      (3,617)
                                               --------    --------    --------    --------

     Earnings (loss) before                       2,002      (9,494)      4,783     (15,511)
         extraordinary loss
     Extraordinary loss on
         extinguishment of debt, net of tax          --          --          --         209
                                               --------    --------    --------    --------

     Net earnings (loss)                          2,002      (9,494)      4,783     (15,720)

Other comprehensive loss                             --        (336)         --          (5)
                                               --------    --------    --------    --------

     Comprehensive income (loss)               $  2,002      (9,830)      4,783     (15,725)
                                               ========    ========    ========    ========

                            ANALYTICAL SURVEYS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                    (In thousands except per share amounts)
                                  (Unaudited)

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                               1999         2000       1999       2000
                                               ----         ----       ----       ----
Basic earnings (loss) per common share:
     Earnings (loss) before
         extraordinary loss                 $    0.29      (1.36)       0.71      (2.23)
     Extraordinary loss                     $      --         --          --        .03
     Net earnings (loss)                    $    0.29      (1.36)       0.71      (2.26)

Diluted earnings (loss) per common share:
     Earnings (loss) before
         extraordinary loss                 $    0.28      (1.36)       0.67      (2.23)
     Extraordinary loss                     $      --         --          --        .03
     Net earnings (loss)                    $    0.28      (1.36)       0.67      (2.26)

Weighted average common shares:
     Basic                                      6,917      6,974       6,739      6,960
                                            =========   ========    ========   ========
     Diluted                                    7,191      7,040       7,128      7,058
                                            =========   ========    ========   ========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                    JUNE 30,
                                                                              1999           2000
                                                                              ----           ----
Cash flows from operating activities:
     Net earnings (loss)                                                    $ 4,783        (15,720)
     Adjustments to reconcile net earnings (loss) to net
         cash provided (used) by operating activities:
         Depreciation and amortization                                        4,229          3,982
         Extraordinary loss on extinguishment of debt                            --            209
         Deferred income tax expense (benefit)                                  105         (1,267)
         Tax benefit relating to exercise of stock options                    1,156             37
         Changes in operating assets and liabilities, net of
             effect of business combinations:
             Accounts receivable, net                                        (2,473)          (617)
             Revenue in excess of billings                                     (847)         8,195
             Income taxes receivable                                             18            321
             Prepaid expenses and other                                        (638)           443
             Billings in excess of revenue                                    1,410           (260)
             Accounts payable and other accrued liabilities                  (3,210)         3,176
             Accrued payroll and related benefits                            (1,160)          (285)
                                                                            -------        -------

                Net cash provided (used) by operating activities              3,373         (1,786)
                                                                            -------        -------

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                        (3,085)        (1,821)
     Proceeds from sale of equipment                                            391            178
                                                                            -------        -------

                Net cash used in investing activities                        (2,694)        (1,643)
                                                                            -------        -------

Cash flows from financing activities:
     Net borrowings (payments) under lines-of-credit with banks              (1,275)         4,450
     Proceeds from issuance of long-term debt                                 3,468             --
     Principal payments of long-term debt                                    (3,481)        (7,252)
     Proceeds from exercise of stock options                                  1,275            123
                                                                            -------        -------

                Net cash used in financing activities                           (13)        (2,679)
                                                                            -------        -------

Net increase (decrease) in cash and cash equivalents                            666         (6,108)

Cash at beginning of period                                                   2,243          6,659
                                                                            -------        -------

Cash at end of period                                                       $ 2,909            551
                                                                            =======        =======

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                 $ 2,081          1,550
                                                                            =======        =======

     Cash paid for income taxes, net of refunds                             $ 2,295         (2,847)
                                                                            =======        =======

     Common Stock issued for net assets acquired in business combinations   $   514             --
                                                                            =======        =======

See accompanying notes to financial statements

                            ANALYTICAL SURVEYS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared for management in accordance with the accounting policies described in the Company's Annual Report for the year ended September 30, 1999. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1999.

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at June 30, 2000 and the results of operations and cash flows for the three months and nine months ended June 30, 2000 and 1999.

Investment securities consist of marketable equity securities that are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.


2.       LITIGATION

The Company has been named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. Plaintiffs seek to represent themselves and a class of all public investors who purchased or otherwise acquired common stock of the Company and who suffered damages, and seek an award of compensatory damages and attorneys' fees and costs.

Because this litigation is at an early stage, it is impossible to evaluate the impact that the above action, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company intends to defend itself vigorously in this litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-Q, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE", "INTEND", "EXPECT" AND SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY'S STRATEGY, FUTURE SALES, FUTURE EXPENSES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-Q, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-Q. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, IN ITEM 1. BUSINESS--"RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.


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

         Date      Company                      Location               Employees
         ----      -------                      --------               ---------

         12/95     Intelligraphics              Wisconsin              200

         7/96      Westinghouse Landmark        North Carolina         105

         7/97      MSE Corporation              Indiana                325

         6/98      Cartotech                    Texas                  270

The Company recognizes revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined; these estimates are re-evaluated regularly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project.

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

The Company recognizes losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expenses as incurred.

Backlog increases when new contracts are signed and decreases as revenue is recognized. As of June 30, 2000, backlog was $63.4 million as compared with $92.0 million as of June 30, 1999.

As a result of a comprehensive review of its cost-of-completion assumptions under the supervision of the Audit Committee of the Board of Directors, the Company discovered certain accounting errors that required a downward adjustment of the revenues recognized in each of the four quarters of fiscal 1999. The errors related principally to the exclusion of certain contract-related costs in the estimated costs to complete on certain projects; the untimely recognition of additional anticipated costs to complete; and the inaccurate assessment of future production efficiencies and inefficiencies affecting estimated costs to complete. When the Company's analysis indicated that the estimated costs to complete a specific project were based on inaccurate information or assumptions, an estimate was made of the impact on previously recognized revenues as well as timing of the error, and the appropriate fiscal 1999 quarter's operating results were restated accordingly. Throughout the first three quarters of fiscal 2000, the Company continued its comprehensive analysis of open contracts. Project costs-to-complete were updated based on the best information available at the time.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                               1999           2000          1999         2000
                                               ----           ----          ----         ----
PERCENTAGE OF SALES:
Gross Sales                                   100.0%         100.0%        100.0%       100.0%
Contract cost-to-complete adjustments          (5.3%)        (41.3%)        (5.6%)      (25.4%)
                                             -------       --------      --------     --------
Net Sales                                      94.7%          58.7%         94.4%        74.6%

Costs and expenses
     Salaries, wages and related benefits      48.0%          50.7%         49.6%        57.2%
     Subcontractor costs                       14.5%          28.7%         13.4%        18.4%
     Other general and administrative          14.7%          17.2%         15.2%        18.2%
     Depreciation and amortization              4.8%           7.5%          4.8%         6.4%
     Restructuring costs                         --             --            --          2.8%
                                             -------       --------      --------     --------

Earnings (loss) from operations                12.8%         (45.4%)        11.3%       (28.3%)

Other expense, net                              1.9%           2.2%          2.1%         2.3%
                                             -------       --------      --------     --------

Earnings (loss) before income taxes and
     extraordinary loss                        10.8%         (47.6%)         9.3%       (30.7%)
Income tax expense (benefit)                    4.4%            --           3.9%        (5.8%)
                                             -------       --------      --------     --------

Earnings (loss) before extraordinary loss       6.4%         (47.6%)         5.4%       (24.9%)

Extraordinary loss                               --             --            --          0.3%
                                             -------       --------      --------     --------

Net earnings (loss)                             6.4%         (47.6%)         5.4%       (25.2%)
                                             =======       ========      ========     ========


THREE MONTHS ENDED JUNE 30, 2000 AND 1999

SALES. The Company's gross sales consist of revenue recognized for services performed. Gross sales decreased 36.0% to $20.0 million for the three months ended June 30, 2000 from $31.2 million for the same period in fiscal 1999. This decrease was due to a decrease in the available backlog resulting from lower than anticipated new contracts in the second half of fiscal 1999 and the second quarter of fiscal 2000. Management believes these market conditions were caused by consolidation in the utility industry, Year 2000 computer concerns, increased competition from companies with offshore operations and most recently, customer concerns about the Company's financial situation, many of which are expected to continue. The Company's on-going detailed review of open projects resulted in increases in the estimated cost-to-complete in a significant number of contracts. For the three months ended June 30, 2000, the resulting reduction of sales was $8.3 million and has been accounted for as a change in estimate based on refinements of the estimating process or changing conditions and new developments. Contract cost-to-complete adjustments totaling $1.6 million for the three months ended June 30, 1999 represent errors identified in the Company's restatement of fiscal 1999 results.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 32.4% to $10.1 million for the three months ended June 30, 2000 from $15.0 million for the three months ended June 30, 1999. This decrease was primarily due to planned staff reductions resulting from lower than expected sales. As a percentage of gross sales, salaries, wages and related benefits increased to 50.7% for the three months ended June 30, 2000 from 48.0% for the three months ended June 30, 1999.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 27.0% to $5.7 million for the three months ended June 30, 2000 from $4.5 million for the three months ended June 30, 1999. As a percentage of gross sales, subcontractor costs were 28.7% for the three months ended June 30, 2000 compared to 14.5% for the same period of fiscal 1999, reflecting the Company's objective to improve profitability by utilizing more cost-effective off-shore labor.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 25.5% to $3.4 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999 as management strives to reduce costs in line with declining gross sales. As a percentage of gross sales, other general and administrative costs increased to 17.2% for the three months ended June 30, 2000 from 14.7% for the three months ended June 30, 1999, due to the Company's inability to reduce general and administrative costs at the rate sales decreased.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For the three months ended June 30, 2000, depreciation and amortization remained level at $1.5 million for the three months ended June 30, 2000 and June 30, 1999. As a percentage of gross sales, depreciation and amortization increased to 7.5% for the three months ended June 30, 2000 from 4.8% for the same period of fiscal 1999.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense decreased 13.1% to $588,000 for the three months ended June 30, 2000 from $677,000 for the three months ended June 30, 1999. The decrease resulted from reduced average debt outstanding, offset in part by higher interest rates.

INCOME TAXES. Due to uncertainty as to the realization of future tax refunds, management elected to fully reserve the tax benefit of the additional tax operating losses generated in the three months ended June 30, 2000. This operating loss carryforward approximated $9.1 million.

NINE MONTHS ENDED JUNE 30, 2000 AND 1999

SALES. Gross sales decreased $26.2 million (29.6%) to $62.3 million for the first nine months of fiscal 2000 from $88.6 million for the first nine months of fiscal 1999, generally for the same reasons previously discussed. The Company's on-going detailed review of open projects resulted in increases in the estimated cost-to-complete in a significant number of contracts. For the nine months ended June 30, 2000, the resulting reduction of sales was 15.8 million. Contract cost-to-complete adjustments totaling $5.0 million for the nine months ended June 30, 1999 represents errors identified in the Company's restatement of fiscal 1999 results.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits decreased 18.8% to $35.7 million for the first nine months of fiscal 2000 from $43.9 million for the first nine months of fiscal 1999, as a result of reductions in the Company's workforce. As a percentage of gross sales, salaries, wages and related benefits increased to 57.2% for the first nine months of fiscal 2000 from 49.6% for the first nine months of fiscal 1999, as reductions in the workforce were insufficient to offset the reduced sales volume.

SUBCONTRACTOR COSTS. Subcontractor costs decreased 3.7% to $11.4 million for the first nine months of fiscal 2000 from $11.9 million for the first nine months of fiscal 1999, and increased as a percentage of gross sales to 18.4% for the first nine months of fiscal 2000 from 13.4% for the first nine months of fiscal 1999.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs decreased 16.0% to $11.3 million for the first nine months of fiscal 2000 from $13.5 million for the first nine months of fiscal 1999. As a percentage of gross sales, other general and administrative costs increased to 18.2% for the first nine months of fiscal 2000 from 15.2% for the first nine months of fiscal 1999. While other general and administrative costs declined overall, they increased as a percentage of costs due to significantly lower sales in the nine months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION. For the first nine months of fiscal 2000, depreciation and amortization decreased 5.8% to $4.0 million from $4.2 million for the first nine months of fiscal 1999. As a percentage of gross sales, depreciation and amortization increased to 6.4% for the first nine months of fiscal 2000 from 4.8% in the first nine months of fiscal 1999.

RESTRUCTURING COSTS. The Company incurred one-time restructuring costs associated with the recent review of contract cost-of-completion assumptions, accounting systems and officer resignations. Such costs include legal, accounting and consulting fees and officer severance obligations. These costs represented 2.8% of gross sales for the nine months ended June 30, 2000.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense decreased 17.7% to $1.7 million for the first nine months of fiscal 2000 from $2.1 million for the first nine months of fiscal 1999, as a result of reduced borrowing outstanding, offset in part by higher interest rates.

INCOME TAXES. Income tax benefit was $3.6 million for the first nine months of fiscal 2000 compared to an expense of $3.4 million for the first nine months of fiscal 1999. The Company's effective income tax rate for the first nine months of fiscal 2000 was 7.8%, a decrease from 41.2% for the first nine months of fiscal 1999. This decline was primarily attributed to the reserve placed on the tax operating loss generated in the third quarter of fiscal 2000.

EXTRAORDINARY ITEM. The extraordinary item relates to the expensing as current period costs unamortized bank fees incurred in establishing the Company's line of credit and term debt facilities in 1998 and cash payments made to amend related covenants in June 2000. Such amounts are reported net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. During 1998, the Company replaced its existing lines of credit with a three-year, $21.0 million secured working capital line of credit and the Company refinanced $25.4 million of term debt. Borrowings under these credit facilities bore interest at a rate per annum equal to, at the Company's option, (i) the agent bank's prime rate or
(ii) an adjusted London Interbank Offering Rate (LIBOR) plus a margin ranging from 1.25% to 1.75%.

The Company's loan agreement was amended on March 6, 2000 to establish new covenants requiring the Company to maintain a minimum of $25 million in net tangible assets and to achieve a minimum level of profitability for the three remaining quarters of fiscal 2000. The amended agreement also reduced the line of credit to a maximum of $7.5 million based on eligible accounts receivable, increased the interest rate to LIBOR plus 3%, and accelerated the final maturity of the balance of the term loan to February 2001. The effective borrowing rate was approximately 8.5% on March 31, 2000.

Due to the Company's inability to meet bank covenants, the line of credit was limited to $4.35 million and interest was increased by 0.50% on its term debt and line of credit effective April 5, 2000. The Company negotiated revised debt terms on May 30, 2000 in which the line of credit was reinstated at $7.5 million under certain circumstances, payment of delinquent principal payments was deferred through July 31, 2000, and interest rates were increased to Prime Rate plus 1.0 percent. On July 31, 2000, the effective borrowing rate for the Company's term debt and line of credit was 10.5%.

On August 1, 2000, The Company renewed its banking facility to extend the payment of delinquent principal payments through September 30, 2000 and to increase the interest rate to Prime Rate plus 2.0%.

The Company has hired an investment banker to explore possible strategic partnerships, private equity financing options, and potential buyer or merger candidates. The Company is also negotiating to obtain permanent financing at terms acceptable to the Company. While the Company is optimistic that it can obtain capital to support current operations, there is no assurance that this can be accomplished.

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

Net cash used by the Company's operating activities for the first nine months of fiscal year 2000 was $1.8 million as compared to $3.4 million provided by operations for the first nine months of fiscal year 1999. The change in operating cash flows is primarily attributable to declining cash flows from contract-related accounts offset by slower payments to vendors. At June 30, 2000, the working capital in contract-related accounts was equivalent to 167 days sales outstanding, comparable to 168 days at June 30, 1999. The Company believes that this level of investment is at the high end of the normal operating range of days sales outstanding.

Cash used by investing activities for the first nine months of fiscal years 2000 and 1999 was $1.6 million and $2.7 million, respectively. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash used by financing activities for the first nine months of fiscal year 2000 was $2.7 million as compared to $13,000 for the first nine months of fiscal 1999. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material. Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $20.6 million was outstanding as of June 30, 2000. Assuming June 30, 2000 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's annual interest expense by $206,000.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

The Company and certain of its present and former officers and employees (the "Individual Defendants") have been named as defendants in several putative securities class actions filed in the United States District Court for the Southern District of Indiana, beginning February 2, 2000. On May 12, 2000, the Court ordered the actions consolidated under the caption In re Analytical Surveys, Inc. Securities Litigation, and on July 26, 2000, plaintiffs filed their Consolidated Amended Class Action Complaint. Plaintiffs allege that the defendants violated Section 10 (b) of the Exchange Act, and SEC Rule 10b-5 promulgated thereunder, alleging that they misstated or omitted to state material facts concerning the Company's operations and financial results in the Company's financial statements filed with the SEC, and in press releases and other public statements, issued during the period from January 25, 1999, through March 7, 2000 (the "putative class period").

Plaintiffs seek to represent themselves and a class of all public investors who purchased or otherwise acquired common stock of the Company during the putative class period and who suffered damages thereby, and seek an award of compensatory damages and attorneys' fees and costs.

Because this litigation is at an early stage, it is impossible to evaluate the impact that the above action, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company and the Individual Defendants intend to defend themselves vigorously in this litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:     None

Forms 8-K:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Analytical Surveys, Inc.
                                   (Registrant)


Date:  August 14, 2000             /s/ Norman Rokosh
                                   --------------------------------------
                                   Norman Rokosh, Chief Executive Officer



Date:  August 14, 2000             /s/ Michael A. Renninger
                                   ---------------------------------------------
                                   Michael A. Renninger, Chief Financial Officer