Form 10-K405
period 2000-09-30
ANALYTICAL SURVEYS INC
filed 2001-01-17
CIK 753048

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                         Commission file number 0-13111


                            ANALYTICAL SURVEYS, INC.
             (Exact name of registrant as specified in its charter)


          Colorado                                                84-0846389
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

941 N. Meridian Street, Indianapolis, IN                            46204
----------------------------------------                          ----------
(Address or principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (317) 634-1000
                                                     --------------

Securities registered pursuant to
   Section 12(b) of the Act:
      Title of each class           Name of each exchange on which registered


           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock
                                ----------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No         .
    -----       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $6,977,794, based on the closing price of the Common Stock on January 10, 2001.

The number of shares outstanding of the registrant's Common Stock, as of January 10, 2001, was 6,977,794.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----


                                                               PART I.
Item 1.      Business                                                                                             1

Item 2.      Property                                                                                            10

Item 3.      Legal Proceedings                                                                                   11

Item 4.      Submission of Matters to a Vote of Shareholders                                                     11


                                                              PART II.

Item 5.      Market for the Registrant's Common Stock and Related Shareholder Matters                            11

Item 6.      Selected Financial Data                                                                             11

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations               12

Item 7a.     Quantitative and Qualitative Disclosure about Market Risks                                          20

Item 8.      Financial Statements and Supplementary Data                                                         20

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                38


                                                              PART III.

Item 10.     Directors and Executive Officers of the Registrant                                                  38

Item 11.     Executive Compensation                                                                              38

Item 12.     Security Ownership of Other Beneficial Owners and Management                                        38

Item 13.     Certain Relationships and Related Transactions                                                      38


                                                              PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                    38


Signatures                                                                                                       41

Exhibits                                                                                                         42

                                     PART I.

ITEM 1.       BUSINESS.

OVERVIEW

         Analytical Surveys, Inc. ("ASI" or the "Company") is a leading provider of customized data conversion, digital mapping services, spatial data management and technical services for the geographic information systems market. A geographic information system ("GIS") is an "intelligent map" that allows users to input, update, query, analyze and display detailed information about a geographic area. ASI helps customers by transforming raw, often confusing information from multiple sources (maps, blueprints, databases, aerial photography, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation that organizations can rely on to make better decisions with speed and confidence. The Company has historically targeted services to utilities and state and local governments, and is implementing strategies to expand the number of markets targeted and the range of GIS-related spatial data management and technical services offered. Its current customers include but are not limited to the American Electric Power, Cinergy, ESRI, Northern Indiana Public Service Company, New York City Department of Transportation, Florida Power Corp, Michigan Consolidated Gas, US West, Southern New England Telephone and the United States Geological Survey.

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

STRATEGY

         The Company's objective is to maintain and enhance its leadership position in the data conversion and digital mapping industry. This objective is reflected in the following summary of the Company's strategy:

         Turnaround Efforts and Assessment of Strategic Alternatives. The Company's short-term strategy is to return the Company to profitability and positive cash flow. Efforts are underway to restore customer confidence, reduce operational and overhead costs, more accurately manage cash flows, standardize project management and cost estimation processes, consolidate accounting systems, and retain key operational and management personnel. The turnaround efforts are designed to restore the Company to financial health so that the Company is in a position to redirect its efforts toward the completion of the remainder of its overall business strategy, discussed below. In conjunction with its turnaround efforts, the Company is assessing its strategic alternatives. The Company is considering a number of opportunities, which may include the possible sale of substantial Company assets.

         Expand Business in New Markets. The Company believes that there is significant potential in new markets outside of its existing core markets of utilities and state and local governments. These new markets include transportation, wireless telecommunications, insurance and others. The Company intends to capitalize on these new markets by expanding its portfolio of services to include more GIS design, implementation and system operation services. The Company believes it can be successful in these new markets by making GIS more accessible to those potential customers who may be less familiar with benefits of GIS. See "Risk Factors - Risks Associated with Entry into New Markets."

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

         Digital Land Base Maps. ASI uses specialized computers and internally developed proprietary software to create digital land base maps from paper maps, aerial photographs, land surveys and legal descriptions. The base maps are created using one of three technologies, depending on the needs of the customer: photogrammetric mapping; digital orthophotography; or, cadastral mapping.

         Photogrammetric Mapping. Photogrammetric mapping produces a digital land base map using data that is extracted from aerial photographs. The process uses analytical stereoplotters (a three- dimensional viewing and data recording device), digital photogrammetric workstations, specialized computer equipment and proprietary software and operating procedures to draw, with lines, a highly precise map of visible ground features. Photogrammetric mapping may include contour and elevation information.

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

ACQUISITIONS AND DISPOSITIONS

         In 1995, ASI embarked on a growth strategy, which included consolidation of the fragmented GIS services industry. The Company completed four strategic acquisitions that expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. The Company acquired Intelligraphics, Inc.
("Intelligraphics") located in Wisconsin in December 1995; Westinghouse Landmark GIS, Inc. ("ASI Landmark") located in North Carolina in July 1996, MSE Corporation ("MSE") located in Indiana in July 1997, and Cartotech, Inc. ("Cartotech") located in Texas in June 1998.

         Initially the Company retained the core management teams (except for former owners) and most employees at its acquisitions in order to capitalize on their understanding of their respective markets and to provide continuity with existing customer relationships. Since 1999, the Company has increased its efforts to promote use of the "best practices" of the acquired businesses throughout the Company in such areas as bid preparation, production processes and utilization of proprietary software.

         In 1999, the Company acquired the assets of Measurement Sciences, Inc. ("MSI") for 21,850 shares of restricted common stock valued at $514,000. MSI provided land surveying, airborne GPS and high accuracy data gathering and measurement services. MSI's revenues for its most recent fiscal year preceding the purchase were $1.6 million, which included $731,000 of services purchased by ASI.

         As part of its efforts to further streamline its operations, the Company sold its Phillips Design Group and Mid-States Engineering subsidiaries (both acquired as parts of MSE Corporation) during 1999, as these units were not core business competencies. The Company also sold its Cartographic Sciences Group located in Mumbai, India, to InfoTech Enterprises, Ltd. in order to simplify management of its overseas production and to expand its available capacity in India.

CUSTOMERS

         The Company derives its revenues primarily from two core markets, utilities and state and local governments, and also serves federal agencies and commercial businesses. From time to time, the revenues earned on a specific contract may exceed 10% of total Company revenues earned in a fiscal year. No customer accounted for more than 10% of the Company's revenues in fiscal 1999 or 2000. See "Risk Factors - Dependence on Certain Customer Markets."

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

         The Company plans to improve and expand its sales and marketing efforts beyond the Company's existing core markets in fiscal 2001. These efforts include offering expanded services and developing marketing communications aimed at new markets such as transportation and wireless telecommunications and will require the Company to hire additional qualified sales personnel for these new markets.

         The Company believes that alliances with local businesses or individuals may be important to successful entry into certain international markets and intends to continue to seek out such relationships and to market directly to international customers. The Company's sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. Most contracts take from 6 to 48 months to complete. See "Risk Factors--Dependence on Business Alliances."

SUBCONTRACTORS

         The Company uses subcontractors when necessary to expand capacity, meet deadlines, reduce production costs and manage workload. ASI entered into a five-year agreement with InfoTech, an India-based company, to assure the Company's continued exclusive access to InfoTech's production capacity for data conversion and other related services. Under the agreement, the Company also licensed certain of its proprietary production technology to InfoTech and provided certain assurances of production volume to InfoTech. As a means of reducing its production costs and developing new services, the Company intends to continue to utilize offshore subcontractors for a large percentage of its production work in fiscal 2001. ASI also employs certain selected foreign and domestic subcontractors for tasks outside its expertise, such as aerial photography. See "Risk Factors--Dependence on Subcontractors," "--Dependence on Offshore Operations" and "--Personnel."

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

         The Company engages in several research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. Approximately 20 employees are substantially engaged in research and development efforts, including three in the Company's Advanced Technology Division. The Company expended approximately $300,000 in the Advanced Technology Division in each of the three fiscal years ended September 30, 1998, 1999 and 2000. See "Risk Factors--Reliance on Technology; Limited Protection of Proprietary Rights."

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

         ASI seeks to compete on the basis of the quality of its products, the breadth of its services, the accuracy, responsiveness and efficiency with which it can provide services to customers, and its capacity to perform large complex projects. The Company uses its internally developed proprietary production software as well as commercially available software to automate much of the otherwise labor-intensive GIS production process. The Company believes that its automated approach enables it to achieve more consistent quality and greater efficiencies than it could if it used more manually intensive methods.

         In recent years, the Company has experienced increasing price competition, particularly in the utilities market. This competition came primarily from new entrants to the markets, which perform their work utilizing mostly offshore locations. In order to meet this competition and to improve overall cost efficiencies, the Company will continue to utilize offshore subcontractors for a large percentage of its production work in fiscal 2001. See "Subcontractors."

PERSONNEL

         At September 30, 2000, ASI had approximately 672 employees compared to 1,225 at September 30, 1999. The Company has reduced its workforce primarily as a result of its transition to having a greater percentage of work performed by its offshore subcontractors, its continuing efforts to improve operational efficiencies, and its adjusting expenses to match lower revenue volumes and backlog. Virtually all of the Company's employees work on a full-time basis. ASI does not have a collective bargaining agreement with any of its employees and generally considers relations with its employees to be good. See "Risk Factors - Dependence on Key Personnel."

         The Company experienced substantial turnover in the ranks of its executive officers in fiscal 2000. The most notable changes to personnel include Sidney V. Corder, the Company's longtime Chairman and Chief Executive Officer, retired in January 2000. Vince Otto, who was hired as Chief Financial Officer in October 1999, resigned in February 2000. Sol C. Miller, a member of the Board and ASI's largest shareholder, succeeded Corder as interim CEO, and John A. Thorpe, ASI's founder and a member of the Board, served as assistant CEO. Michael A. Renninger was hired as CFO in February. David O. Hicks was promoted to Chief Operating Officer in February 2000, after serving as the Company's Chief Technical Officer since August 1998. In July 2000, the Company hired J. Norman Rokosh as its CEO and President. Mr. Rokosh has substantial experience in dealing with turnaround situations and has experience in the GIS industry.

         The Company believes that the retention of highly qualified managers and executive officers is critical to its ability to compete in the GIS data conversion industry. See "Risk Factors--Competition" and "--Dependence on Key Personnel."


                                  RISK FACTORS

         In addition to the other information set forth in this Form 10-K, the issues and risks described below should be considered carefully in evaluating the Company's outlook and future.

DEPENDENCE ON SUCCESSFUL IMPLEMENTATION OF TURNAROUND EFFORTS

         Successful implementation of the Company's turnaround efforts requires the cooperation of customers, subcontractors, vendors, lenders, outside professionals and employees. There can be no assurance that the specific strategies designed to return the Company to profitability and positive cash flow can be implemented to the extent and in the timeframe planned. Delays and difficulties in achieving sales targets, realizing cost savings, maintaining funding, retaining employees and other turnaround efforts could have a material adverse effect on the Company.

DEPENDENCE ON BANK DEBT

         The Company obtained term debt to complete acquisitions in prior years and capital leases to fund capital equipment, and the Company continues to require a line-of-credit to fund operations. The Company and senior lenders have modified credit terms to defer certain principal payments, increase the cost of borrowing, and impose additional restrictions on the Company. Projected internal cash flows may not be adequate to fund required principal payments. The Company is currently assessing other strategies, including the sale of certain assets, to reduce overall debt levels and has employed an investment banker to assist in this endeavor. There can be no assurance that the Company will be able to successfully implement these other strategies or, if necessary, to negotiate additional modifications to credit terms to complete the Company's turnaround program. See Item 7 - "Liquidity and Capital Resources."

RISKS ASSOCIATED WITH CERTAIN SHAREHOLDERS' LITIGATION

         The Company and certain of its directors and former officers have been named as defendants in thirteen putative securities class action complaints that were filed in the United States District Court for the Southern District of Indiana (the "Court") beginning on February 2, 2000. On May 12, 2000, the Court consolidated the thirteen actions under the caption re: Analytical Surveys, Inc. Securities Litigation, Case No. IP00-201 M/S. On July 26, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint on behalf of themselves and a putative class consisting of all persons, other than defendants and their affiliates, who purchased the Company's common stock on the open market during the period from January 25, 1999, through and including March 7, 2000. The plaintiffs allege that the Company and the individual defendants violated the federal securities laws, which prohibit fraud in connection with the purchase or sale of securities, by knowingly or recklessly issuing financial statements that failed to comply with generally accepted accounting principles. The plaintiffs seek an award of compensatory damages, including interest thereon, and attorneys' fees and other costs.

         On September 11, 2000, the Company and the individual defendants filed motions to dismiss the plaintiffs' Consolidated Amended Class Action. On October 24, 2000, the plaintiffs filed a memorandum in Opposition to Defendants' Motions to Dismiss the Consolidated Amended Class Action Complaint. The Court has not yet ruled on these motions.

         While the Company cannot reasonably estimate the damages, if any, that may result from this action, it is possible that the outcome of this litigation may have a material adverse impact on the financial condition or results of operations of the Company in one or more future periods. The Company, however, intends to defend itself vigorously in this matter.

RISK ASSOCIATED WITH PURSUIT OF STRATEGIC ALTERNATIVES

         The Company engaged the investment banking firm of Brean Murray & Co., Inc. in June 2000 to assist it with the investigation of strategic alternatives. The firm has been engaged to consider sources of additional equity, the formation of strategic partnerships or the sale of all or part of the Company. There is no assurance that the Company will be able to give effect to any of these strategic alternatives in a manner that will enhance shareholder value.

RISKS ASSOCIATED WITH PRIOR ACQUISITIONS

         Acquisitions involve a number of special risks, including, but not limited to, potential adverse short-term effects on the Company's operating results, diversion of management's attention, the loss of key personnel, risks associated with the assimilation of the operations and personnel of the acquired companies, unanticipated business problems or legal liabilities and amortization of acquired intangible assets. In addition, when the Company acquired another business, it assumed the obligation to complete the acquired company's contracts that were in process. The Company's results of operations following any acquisition depend, in part, on the ability of the Company to profitably complete such contracts, which could be adversely affected by the acquired company's underestimation of the cost or amount of work required to complete the project as well as additional costs necessary to correct problems associated with the acquired company's prior performance. The Company experienced difficulties in these areas as it assimilated the businesses that it acquired from 1995 through 1999. While management believes that the businesses that the Company acquired during this period now have been assimilated in most respects, the Company could experience additional costs and operational difficulties in operating the various acquired businesses on a fully integrated basis.

ABILITY TO MANAGE GROWTH

         Assuming that the Company's turnaround efforts are successful, the Company's long-term strategy is to grow through increased sales to new and existing clients. To the extent that the Company is able to grow, its ability to manage any such growth will be critical to its success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Growth may require the enhancement of operational, financial and information systems and the attraction and retention of additional management and trained personnel. There can be no assurance that the Company will be able to manage expanded operations effectively, and its failure to do so would have a material adverse effect on the Company.

COMPETITION

         The GIS services business is highly competitive and highly fragmented. The Company's competitors include small regional companies, independent firms, and large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services. Additionally, as the GIS services industry evolves, additional competitors with greater resources than the Company may enter the industry. In addition, other improvements in technology could provide competitors or customers with tools to perform the services provided by the Company and lower the cost of entry into the GIS services industry. In 2000, the Company experienced increased price competition, particularly in the utilities market. This competition came primarily from relatively new entrants to the market, which perform their work utilizing mostly offshore labor. In order to meet this competition, the Company has utilized offshore subcontractors for a higher percentage of its production in fiscal 2000. A number of the Company's competitors or potential competitors may have capabilities and resources greater than those of the Company.

RISKS ASSOCIATED WITH TERMS OF CUSTOMER CONTRACTS

         Most of the Company's revenue is earned under long-term, fixed-price contracts. The Company's contractual obligations typically include large projects that will extend over one to four years. The Company's ability to estimate its costs accurately when negotiating the overall price of a project is critical to ensuring the profitability of such project. The Company must also control the costs of performance under such fixed-price contracts. Schedule delays resulting from a customer's lack of available funding or schedule compressions required by customers may place additional strains on management to hire and train the personnel required for project completion. The Company's contracts with its customers are generally terminable by the customer on relatively short notice, and customers may request that the Company slow down or scale back the scope of a project in order to satisfy the customer's budget or cash flow requirements. In addition, the Company could experience material contract terminations or slowdowns. Long-term, fixed-price contracts for larger projects generally may increase the Company's risk due to inflation. Contracts are generally signed with a broad outline of the scope of the work, which is reflected in the detailed specifications that are sometimes prepared after a contract is signed. In preparing the detailed specifications, customers often negotiate to include items in the original contract scope that ASI may not have included when it prepared its bid. To the extent the

Company is not successful in negotiating change orders to include additional work as outside the scope of the contract, the Company's profit margin on such contracts is adversely affected.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company has experienced and expects to continue to experience quarterly variations in sales and operating income as a result of many factors, including the timing of customers' budget processes, slowdowns or acceleration of work by customers, the number of operating days in each quarter and the impact of weather conditions on the ability of subcontractors to obtain satisfactory aerial photography. In addition, the Company has in the past experienced lower sales in its first fiscal quarter (ended December 31) due to certain customers' year-end funding constraints, seasonal limitations on obtaining aerial photography and seasonal slow downs associated with the year-end holidays.

VOLATILITY OF STOCK PRICE

         The Company's common stock has experienced, and is likely to continue to experience, significant price and trading volume fluctuations. The trading price of the common stock has been and may continue to be subject to significant fluctuations in response to actual or anticipated variations in the Company's quarterly operating results and other factors, such as: the introduction of new services or technologies by the Company or its competitors; changes in other conditions in the GIS industry or in the industries of any of the Company's customers; changes in governmental regulation, government spending levels or budgetary procedures; changes in securities analysts' estimates of the future performance of the Company, its competitors or the industry generally; or general market conditions. The trading price of the common stock may vary without regard to the operating performance of the Company. General market price declines or market volatility in the future, or future declines or volatility in the prices of stock for companies in the GIS industry, also could affect the market price of the Common Stock.

RELIANCE ON TECHNOLOGY; LIMITED PROTECTION OF PROPRIETARY RIGHTS

         The Company has devoted significant resources to developing and acquiring specialized data collection and conversion hardware and software. In order to remain competitive, it will be necessary for the Company to continue to select, invest in, acquire and develop new and enhanced technology on a timely basis. There can be no assurance that the Company will be successful in these efforts or in anticipating developments in data conversion technology. Although the Company believes that its operating procedures and proprietary software have been important factors in its success, competitors could develop similar applications. The Company does not have any patent protection for its products or technology. Although the Company relies to a great extent on trade secret protection for much of its technology and has obtained confidentiality agreements from most of its employees, third parties could independently develop similar technology, obtain unauthorized access to the Company's proprietary technology or misappropriate technology to which the Company has granted access.

DEPENDENCE ON CERTAIN CUSTOMER MARKETS

         The Company derives its revenues primarily from two core markets, utilities and state and local governments, and also serves federal agencies and commercial businesses. The ongoing consolidation of the utilities industry could increase competition for the GIS services projects of the utilities that remain. Also, to the extent that utilities remain regulated, legal, financial and political considerations may constrain the ability of utilities to fund geographic information systems. Many state and municipal entities are subject to legal constraints on spending, and a multi-year contract with any such entity may be subject to termination in any subsequent year if the entity does not choose to appropriate funds for such contracts in that year. Moreover, fundamental changes in the business practices or capital spending policies of any of these customers, whether due to budgetary, regulatory, technological or other developments or changes in the general economic conditions in the industries in which they operate, could cause a material reduction in demand by such customers for the services offered by the Company. Any such reduction in demand could have a material adverse effect on the Company.

RISK ASSOCIATED WITH ENTRY INTO NEW MARKETS

         Assuming that the Company's turnaround efforts are successful, ASI's strategy is to enter into new markets for GIS and related services, such as wireless telecommunications, and provide additional services. The Company anticipates that these marketing efforts will require the Company to retain its existing personnel and make additional expenditures for experienced personnel, training and capital investments. To the extent the Company is unable to attract and retain a sufficient sales force to carry out these new marketing initiatives, the Company's sales could be adversely affected. To the extent that additional sales generated from these new markets do not offset the additional expenses, the Company's profitability could be adversely affected. The Company cannot predict whether current or future customers will purchase these additional services or whether the Company will be successful in penetrating these new markets. If the Company is unable to successfully penetrate these new markets, its revenues will not increase as anticipated. In addition, the focus on new markets may direct the Company's attention away from its core markets, which could cause the Company's revenues in its established markets to decline.

DEPENDENCE ON INTERNAL LABOR FORCE

         The Company's business is labor-intensive and requires trained employees. In order to support additional growth, if any, the Company must increase production capacity by the addition of more employees. There can be no assurance that the Company will be able to continue to hire, train and retain sufficient numbers of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could have a material adverse effect on the Company. Turnover could increase for any of several reasons, including increased competition for labor. Higher turnover among the Company's employees would increase the Company's recruiting and training costs, could affect the Company's ability to perform services and earn revenues on a timely basis and could decrease operating efficiencies and productivity.

DEPENDENCE ON SUBCONTRACTORS

         The Company employs certain selected subcontractors for tasks outside its expertise, such as for the acquisition of aerial photography. The Company also uses subcontractors for work similar to that performed by its own employees in order to expand capacity, meet deadlines, reduce production costs, manage work load and encourage businesses owned by women and minorities. The inability to obtain the services of such qualified subcontractors when needed could have a material adverse effect on the Company.

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

DEPENDENCE ON KEY PERSONNEL

         The success of the Company depends upon the continued service of its executive officers and other key employees. The Company has taken steps to minimize attrition and to recruit key personnel, such as issuing stock options, to provide a financial incentive for these individuals to remain with or join the Company. The Company's ability to retain its management team is an important factor in its turnaround program and its ability to pursue its overall business plan.

         While the Company has employment agreements with certain of its key personnel, there is no assurance that the Company will be able to retain the services of such key personnel. The Company does not maintain any key person life insurance policies. Layoffs in fiscal 2000 and employees' concerns over the future prospects of the Company may impair the Company's ability to retain and recruit key personnel. The loss of additional key personnel or the inability to obtain additional key personnel could have a material adverse effect on the Company.

DEPENDENCE ON OFFSHORE OPERATIONS

         The Company utilizes subcontractors in India and may from time to time use subcontractors in other overseas locations to perform certain tasks such as data conversion and photogrammetric interpretation at lower costs than could be achieved in the United States. While the amounts paid for the performance of services overseas have not, to date, been material, the ability of the Company to perform services under some existing contracts on a profitable basis is dependent upon the continued availability of its overseas subcontractors. For example, India has in the past experienced significant inflation, civil unrest and regional conflicts. Events or governmental actions that would impede or prohibit the operations of the Company's subcontractors could have a material adverse effect on the Company.

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

ITEM 2.       PROPERTY.

         The Company operates two divisions in five locations in the United States. The Utility Division leases facilities in Indianapolis, Indiana; San Antonio, Texas and Waukesha, Wisconsin. The Land Division leases facilities in Colorado Springs, Colorado and Cary, North Carolina.

ITEM 3.       LEGAL PROCEEDINGS.

         The Company and certain of its directors and former officers have been named as defendants in thirteen putative securities class action complaints that were filed in the United States District Court for the Southern District of Indiana (the "Court") beginning on February 2, 2000. On May 12, 2000, the Court consolidated the thirteen actions under the caption in re Analytical Surveys, Inc. Securities Litigation, Case No. IP00-201 M/S. On July 26, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint on behalf of themselves and a putative class consisting of all persons, other than defendants and their affiliates, who purchased the Company's common stock on the open market during the period from January 25, 1999, through and including March 7, 2000. The plaintiff's allege that the Company and the individual defendants violated the federal securities laws, which prohibit fraud in connection with the purchase or sale of securities, by knowingly or recklessly issuing financial statements that failed to comply with generally accepted accounting principles. The plaintiffs seek an award of compensatory damages, including interest thereon, and attorneys' fees and other costs.

         On September 11, 2000, the Company and the individual defendants filed motions to dismiss the plaintiffs' Consolidated Amended Class Action. On October 24, 2000, the plaintiffs filed a Memorandum in Opposition to Defendants' Motions to Dismiss the Consolidated Amended Class Action Complaint. The Court has not yet ruled on these motions.

         While the Company cannot reasonably estimate the damages, if any, that may result from this action, it is possible that the outcome of this litigation may have a material adverse impact on the financial condition or results of operations of the Company in one or more future periods. The Company, however, intends to defend itself vigorously in this matter.

         The Company and certain directors have been named as defendants in an action that was filed on September 20, 2000 in the District Court of El Paso County, Colorado by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. Mr. Corder claims that the Company, by failing to pay wages and compensation, has violated the Colorado Wage Claim Act and has breached contractual obligations to Mr. Corder. Mr. Corder also claims that the Company has breached an obligation to indemnify him in connection with pending securities litigation against the Company and certain of its directors and former officers, including Mr. Corder. No trial date has yet been set. The Company intends to contest Mr. Corder's claims vigorously.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

              None.

                                    PART II.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS.

              None.

ITEM 6.       SELECTED FINANCIAL DATA.

         The following selected consolidated financial data as of and for the years ended September 30, 1996, 1997, 1998, 1999 and 2000 are derived from consolidated financial statements of the Company which have been audited by KPMG LLP, independent auditors. The Company's historical consolidated financial statements as of September 30, 1999 and 2000 and for the years ended September 30, 1998, 1999 and 2000 are contained elsewhere in this Report. The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.


                                                                 1996(1)(2)      1997(3)       1998(4)         1999           2000
                                                                 ----------      -------       -------        -------        ------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues ...................................................       $22,669        40,799        88,155        103,254        60,085

Cost and expenses:
   Salaries, wages and related benefits ....................        10,501        19,792        42,953         57,571        44,027
   Subcontractor costs .....................................         3,898         5,899        11,961         15,628        14,476
   Other general and administrative ........................         3,681         7,115        14,964         18,112        19,031
   Depreciation and amortization ...........................         1,184         1,780         3,860          5,661         5,107

   Impairment of Goodwill ..................................          --            --            --             --          16,513
                                                                   -------        ------        ------        -------       -------
                                                                    19,264        34,586        73,738         96,972        99,154
                                                                   -------        ------        ------        -------       -------
Earnings (loss) from operations ............................         3,405         6,213        14,417          6,282       (39,069)

Other expenses, net ........................................           339           770         2,292          1,439         2,595
                                                                   -------        ------        ------        -------       -------
Earnings (loss) before income taxes and extraordinary
   Item ....................................................         3,066         5,443        12,125          4,843       (41,664)

Income taxes (benefit) .....................................         1,153         2,112         4,894          2,053        (3,294)
                                                                   -------        ------        ------        -------       -------
Earnings before extraordinary item .........................         1,913         3,331         7,231          2,790       (38,370)

Extraordinary loss .........................................          --            --            --             --             209
                                                                   -------        ------        ------        -------       -------
Net earnings (loss) ........................................       $ 1,913         3,331         7,231          2,790       (38,579)
                                                                   =======        ======        ======        =======       =======

Diluted earnings (loss) per share ..........................       $  0.38          0.60          1.06           0.39         (5.54)
                                                                   =======        ======        ======        =======       =======

Weighted average common shares outstanding-diluted .........         5,033         5,562         6,819          7,177         7,049

CONSOLIDATED BALANCE SHEET DATA:

Working capital ............................................       $ 9,986        21,085        40,986         40,029         7,073

Total assets ...............................................       $21,988        50,146        94,540         89,242        50,262

Long-term debt, less current maturities ....................       $ 4,528        14,145        29,920         20,339         5,952

Total stockholders' equity .................................       $10,926        23,831        44,463         50,663        12,070


----------
(1) In December 1995, the Company acquired Intelligraphics for $3.5 million in cash and 345,000 shares of restricted Common Stock valued at $891,000.
(2) In July 1996, the Company acquired ASI Landmark for $2.0 million in cash.
(3) In July 1997, the Company acquired MSE for $12.5 million in cash and 925,000 shares of restricted Common Stock valued at $7.3 million.
(4) In June 1998, the Company acquired Cartotech for $8.1 million in cash and 354,167 shares of restricted Common Stock valued at $8.3 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-K, or in the documents incorporated by reference into this Form 10-K, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements in " Business -- Risk Factors" and statements relating to competition, management of growth, the Company's strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this Form 10-K, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the resolution or outcome of the putative class action litigation, the effect of changes in management in the Company and the ability to retain qualified individuals to serve in key management positions, and those discussed below, in " Business-- Risk Factors," and elsewhere in this Form 10-K.

OVERVIEW

         The Company, a provider of data conversion and digital mapping services to users of customized geographic information systems, was founded in 1981. From 1981 to 1990, the Company experienced steady growth in revenues with periodic fluctuations in financial results. In 1990, the Company implemented a growth strategy, including improving and standardizing operating controls and procedures, investing in infrastructure, upgrading the Company's proprietary software, and establishing capital sources.

         In 1995, ASI embarked on an acquisition strategy that included consolidation of the fragmented GIS services industry. The Company completed four strategic acquisitions that expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise.

         In conjunction with these acquisitions, the Company recorded goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired in utility business acquisitions. The Company assigned a useful life of 15 years to the goodwill acquired in these business acquisitions, representing the expected period of benefit from the acquisitions. As of September 30, 1999, goodwill, net of accumulated amortization, was $22.1 million. A combination of significant operating losses for fiscal year 2000, potential dispositions of certain operating assets, and a significant decrease in cash flows anticipated from future operations prompted the Company to reevaluate the carrying amount of goodwill. The result of this evaluation was to record a non-cash impairment of goodwill of $16.5 million during the quarter ended September 30, 2000, that reduced the goodwill balance to $3.9 million. The Company believes the remaining amortization period is appropriate based on the forecasted operating results of the Company and the Utility Division.

         Changes in market conditions were encountered in fiscal 1999 and throughout fiscal 2000 that resulted in a reduction of timely order flow to the company and reduced the customer order backlog from$79.8 million at September 30, 1999 to $53.2 million at September 30, 2000. Management believes these adverse market conditions were primarily caused by consolidation in the utility industry, adverse financial results for fiscal year 2000 and increased competition from companies with offshore operations.

         The Company recognizes revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of the Company's contracts. This percentage is then multiplied by the contract's total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs.

         The Company experiences yearly and quarterly fluctuations in production costs, in salaries, wages and related benefits and in subcontractor costs. These costs may vary as a percentage of sales from period to period. The Company utilized InfoTech Enterprises Ltd., an India-based company, for a significant percentage of its production services in fiscal 2000 and expects to continue the use of their services in fiscal 2001.

         The Company recognizes losses on contracts in the period such loss is determined. From the beginning of fiscal 1998 through the end of fiscal 2000, the Company has recognized aggregate losses on contracts of $4.4 million. Over the same period, the Company recognized sales of $251.5 million. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

         Backlog increases when new contracts are signed and decreases as revenues are recognized. As of September 30, 2000 and 1999, backlog was $53.2 million and $79.8 million, respectively.

         A number of the projects awarded to the Company are greater than $2 million, which can increase the Company's risk due to inflation, as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there is no assurance that the Company will receive all of the revenue anticipated under signed contracts. See Item 1. "Business -- Risk Factors" and "- Risks Associated with Terms of Customer Contracts."

         The Company engages in research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract. These efforts are typically included as an integral part of the Company's services for the particular project and, accordingly, the associated costs are charged to that project. Such custom-designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, although the Company retains ownership of such proprietary software or products. The Company, through its Advanced Technology Division, also engages in research and development activities independently of the Company's work on particular customer projects.

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal years ended September 30, selected consolidated statement of operations data expressed as a percentage of sales:


PERCENTAGE OF SALES:                                                 1998             1999             2000
                                                                     ----             ----             ----
Revenues                                                            100.0%           100.0%           100.0%
Costs and expenses:
   Salaries, wages and related benefits                              48.7             55.8             73.2
   Subcontractor costs                                               13.6             15.1             24.1
   Other general and administrative                                  16.9             17.5             23.7
   Bad debts                                                         --               --                3.8
   Depreciation and amortization                                      4.4              5.5              8.5
   Severance and related costs                                       --               --                4.2
   Impairment of goodwill                                            --               --               27.5
                                                                    -----            -----            -----
Earnings (loss) from operations                                      16.4              6.1            (65.0)
Other expense, net                                                    2.6              1.4              4.3
                                                                    -----            -----            -----
Earnings (loss) before income taxes and extraordinary item           13.8              4.7            (69.3)
Income taxes (benefit)                                                5.6              2.0              5.5
                                                                    -----            -----            -----
Net earnings (loss) before extraordinary loss                         8.2              2.7            (63.8)
Extraordinary loss                                                   --               --                0.4
                                                                    -----            -----            -----
Net earnings (loss)                                                   8.2%             2.7%           (64.2)%
                                                                    =====            =====            =====

FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. The Company's revenues are recognized as services are performed. Revenues recorded in a period are reported net of adjustments to reflect changes in estimated profitability of each project. Revenues decreased 41.8% or $43.2 million to $60.1 million for fiscal 2000 from $103.3 million for fiscal 1999. This decrease was partially due to a decline in the number and size of customer contracts. The decrease is further explained by significant downward adjustments in the anticipated profitability of existing contracts. Throughout fiscal 2000, the Company began an effort to standardize the processes and methodologies used in estimating costs to complete. As required by percentage-of-completion accounting guidelines, the revenue impact of these changes in accounting estimates is recorded in the current period. The Company recorded significant reductions in estimated gross margins on many contracts in fiscal 2000 as a result of these refinements of the estimating process and recognition of changing conditions and new developments. The impact of these changes was more significant due to the relative maturity of the Company's existing contracts. Management believes the Company's revenue in fiscal 2000 is not fully reflective of the level of production in fiscal 2000 due to these downward adjustments in gross margins.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 23.5% to $44.0 million for fiscal 2000 from $57.6 million for fiscal 1999. This decrease was primarily due to staff reductions resulting from lower than expected sales and emphasis on lower cost offshore labor for competitive purposes. The staff reductions occurred across all locations and disciplines within the Company. As a percentage of revenues, salaries, wages and related benefits increased to 73.2% for fiscal 2000 from 55.8% for fiscal 1999. The increase was primarily attributed to a reduction in revenue volume as described above.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 7.4% to $14.5 million for fiscal 2000 from $15.6 million for fiscal 1999. The percentage decrease was significantly less than the year-to-year revenues and salaries, wages and related benefits declines, reflecting increased emphasis on offshore labor. Subcontractor costs increased as a percentage of revenues to 24.1% for fiscal 2000 from 15.1% for fiscal 1999. The increase was primarily attributed to a reduction in revenue volume and increased emphasis on offshore labor.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes, rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 21.4% to $14.2 million for fiscal 2000 from $18.1 million for fiscal 1999. The decrease was primarily attributable to travel, supplies and certain professional services, which varied with the general decrease of activity and employment at the Company in fiscal 2000. As a percentage of revenues, other general and administrative costs increased to 23.7% for fiscal 2000 from 17.5% for fiscal 1999.

BAD DEBTS. The Company records losses, or the anticipation of losses, arising from its investment in accounts receivable and revenues in excess of billing in the period in which the possibility of loss is identified. The $2.3 million in bad debts recorded in fiscal 2000 is comprised of $2.0 million of unrealized losses on accounts receivable and revenues in excess of billing. The remaining $0.3 million relates to realized losses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. The Company's operating assets are comprised primarily of computer hardware and software and office equipment. For fiscal 2000, depreciation and amortization decreased 9.8% to $5.1 million from $5.7 million for fiscal 1999. This decrease was primarily attributable to reductions in depreciation resulting from an increasing percentage of equipment becoming fully depreciated. As a percentage of revenues, depreciation and amortization increased to 8.5% for fiscal 2000 from 5.5% for fiscal 1999.

SEVERANCE AND RELATED COSTS. The Company incurred one-time officer severance, legal, accounting and consulting expenses of $2.5 million associated with officer resignations and the in-depth review of contract cost-of-completion assumptions and accounting systems. These costs represented 4.2% of revenues in fiscal 2000.

IMPAIRMENT OF GOODWILL. Goodwill represents the excess of the purchase price over the net assets acquired in business combinations and is amortized over a fifteen-year period using the straight-line method. The Company assessed the recoverability of unamortized goodwill and determined that goodwill had been significantly impaired as of September 30, 2000 based on anticipated future cash flows from operations and potential asset dispositions. Impairment of goodwill represented 27.5% of revenues.

OTHER EXPENSE, NET. Other expense, net is comprised of net interest expense and the net gain on sale of assets. Interest expense decreased 11.4% to $2.4 million for fiscal 2000 from $2.7 million in fiscal year 1999. This decrease was primarily due to reduced average debt outstanding, partially offset by higher interest rates in fiscal 2000. The gain on sale of assets of $1.1 million in fiscal 1999 primarily resulted from the sale of the Cartographic Sciences unit in that year.

INCOME TAX EXPENSE (BENEFIT). The Company recognized an income tax benefit of $3.3 million for fiscal 2000 compared to expense of $2.1 million for fiscal 1999. The income tax benefit, which resulted from the Company's loss in fiscal 2000, was recognized to the extent that net operating losses could be used to recover previously paid taxes and that future operations are expected to generate sufficient taxable income to realize deferred tax assets. Due to the uncertainty surrounding the Company's future profitability, the Company recognized a valuation allowance in 2000 of over $8 million. The Company's effective income tax rate for fiscal 2000 was (7.9%) net of the valuation allowance, compared to 42.4% for fiscal 1999.

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT, NET OF TAX. The extraordinary item of $209,000 relates to the expensing as current period costs unamortized bank fees incurred in establishing the Company's line-of-credit and term debt facilities in 1998 and cash payments made to amend related covenants in March, 2000. Such amounts are reported net of income taxes.

FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES. The Company's revenues are recognized as services are performed. Revenues increased 17.1% or $15.1 million to $103.3 million for fiscal 1999 from $88.2 million for fiscal 1998. This increase was due to an increase in the number and size of customer contracts with the Company (including Cartotech) as well as the impact of the acquisition of Cartotech in June 1998. Prior to its acquisition by the Company, Cartotech's revenues for fiscal 1998 were approximately $14.6 million.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits increased 34.0% to $57.6 million for fiscal 1999 from $43.0 million for fiscal 1998. This increase was primarily due to the addition of over 270 employees as a result of the Cartotech acquisition in June 1998, as well as the hiring of additional employees to support the Company's anticipated increase in business. As a percentage of revenues, salaries, wages and related benefits increased to 55.8% for fiscal 1999 from 48.7% for fiscal 1998. This increase was primarily attributable to a reduction in the volume of revenues.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 30.7% to $15.6 million for fiscal 1999 from $12.0 million for fiscal 1998, and increased as a percentage of revenues to 15.1% for fiscal 1999 from 13.6% for fiscal 1998.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased 21.0% to $18.1 million for fiscal 1999 from $15.0 million for fiscal 1998, primarily due to the acquisition of Cartotech. As a percentage of revenues, other general and administrative costs increased to 17.5% for fiscal 1999 from 17.0% for fiscal 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For fiscal 1999, depreciation and amortization increased 46.7% to $5.7 million from $3.9 million for fiscal 1998. This increase was primarily attributable to the increased goodwill recorded as a result of the Cartotech acquisition. As a percentage of revenues, depreciation and amortization increased to 5.5% for fiscal 1999 from 4.4% for fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. As of September 30, 2000, the Company had $5.9 million in borrowings outstanding on its working capital line-of-credit and $15.9 million on its term debt.

         The Company was in violation of certain financial covenants at times in fiscal 2000. The Company and its senior lenders renegotiated the terms and conditions of the debt facility through a series of waivers and amendments to the debt facility. The debt facility contains restrictive covenants that require, among other things, the maintenance of certain financial ratios and include limitations on capital expenditures, asset sales, incremental debt and dividend payments. The debt facility is secured by substantially all assets of the Company.

         The line-of-credit provided for borrowings of $7,500,000 and $21,000,000 at September 30, 2000 and 1999, respectively. The interest rate was prime rate plus 2.00% (11.50%) at September 30, 2000 and was LIBOR plus margins ranging from 1.25% to 1.75% (6.63%) at September 30, 1999. The availability of the borrowings at September 30, 2000 is based on eligible accounts receivable. The line-of-credit agreement expires September 1, 2001.

         The term debt requires quarterly installments with interest based on prime rate plus 2.00% (11.50%) at September 30, 2000 and LIBOR plus margins ranging from 1.25% to 1.75% (6.63%) at September 30, 1999. The terms of the debt facility were further amended on December 28, 2000, when senior lenders extended principal payments totaling $5,225,000 until March 1, 2001 (or under certain circumstances to April 1, 2001). The interest rate increases an additional 1.50% per annum beginning January 1, 2001 on the total line-of-credit and term debt balance until the principal payment is made. The term debt is due October 1, 2001, unless further waivers are negotiated.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000, the Company experienced significant operating losses with corresponding reductions in working capital and net worth and a substantial portion of its bank debt is included in current liabilities as of September 30, 2000 because it is due within one year. Management has determined that its internal cash flows must be augmented to fund required debt payments in 2001. The Company's revenues and backlog has also decreased substantially during 1999 and 2000 due in part to a deterioration in customer confidence caused by concerns over the Company's financial condition. Also, as discussed in note 10, the Company is a defendant in a shareholder class action that could adversely impact its financial position. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

         Since joining the Company in July 2000, the new Chief Executive Officer and the Company's new management team have been developing operational and financial restructuring plans designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. Under this new leadership, the Company implemented plans to reduce non-core spending activities, reduce overhead, outsource certain components of projects and renegotiate its bank agreements. The Company is also actively pursuing additional financing alternatives that include new strategic investors, or potentially selling substantial Company assets. As discussed in note 4, the Company obtained a waiver from the bank to postpone principal payments. Although management has developed strategies to meet the revised principal payments there is no certainty that such strategies will be successful in the planned timeframe. The bank's willingness to further postpone principal payments cannot be assured.

         The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. However, management believes that its restructuring plans can significantly improve operations and generate sufficient cash to meet its obligations in a timely manner.

         The Company's cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an "account receivable" is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. "Revenues in excess of billings" occur when the Company has performed under a contract even though a billing event has not been triggered. "Billings in excess of revenues" occur when the Company receives an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by ASI in its business, affect the Company's cash flow as projects are signed, performed, billed and collected.

         The Company's operating activities resulted in a cash flow breakeven in fiscal 2000, compared with $9.4 million provided by operating activities for fiscal year 1999 and $4.4 million of net cash used in 1998. Contract-related accounts described in the previous paragraph declined $15.0 million and $9.7 million in fiscal 2000 and 1999, respectively. A significant portion of this decline in both years resulted from contract cost-to-complete adjustments, which reduced Revenues in Excess of Billing without providing cash flow. Accounts payable and accrued expenses increased $1.8 million in fiscal 2000 and decreased $4.8 million in fiscal 1999. The change reflects the Company's implementation of improved cash management procedures in fiscal 2000.

         Cash used by investing activities principally consisted of purchases of equipment and leasehold improvements and payments for net assets acquired in business combinations, offset by the receipt of cash from sales of assets. In fiscal year 2000, the Company purchased $1.7 million in net equipment and leasehold improvements. Fixed asset acquisitions were below 1999 and 1998, years in which net fixed asset additions were $3.3 million and $3.9 million, respectively. Cash flow was enhanced by $3.6 million in fiscal year 1999 from proceeds from sales of assets associated with the Mid-States Engineering and

Cartographic Sciences units. In 1998, the Company used $8.4 million in cash in the acquisition of Cartotech.

         Cash used by financing activities for fiscal years 2000 and 1999 was $2.1 million and $5.3 million, respectively. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used in operations and the purchase of equipment and leasehold improvements.

QUARTERLY FINANCIAL INFORMATION

         Selected quarterly financial data for the years ended September 30, 2000 and 1999 are as follows (in thousands, except per share amounts):


                                                  FIRST           SECOND            THIRD          FOURTH
                                                 QUARTER          QUARTER          QUARTER         QUARTER             TOTAL
                                                 -------          -------          -------         -------             -----
2000
Revenues                                        $  16,843        $  17,955        $  11,708        $  13,579        $  60,085
Earnings (loss) before income taxes                (4,152)          (5,483)          (9,494)         (22,535)         (41,664)
Net loss                                           (2,677)          (3,550)          (9,494)         (22,858)         (38,579)

Earnings (loss) per share
  Basic                                             (0.39)           (0.51)           (1.36)           (3.28)           (5.54)
  Diluted                                           (0.39)           (0.51)           (1.36)           (3.28)           (5.54)

1999
Revenues                                        $  26,851        $  27,203        $  29,528        $  19,672        $ 103,254
Earnings (loss) before income taxes                 2,508            2,333            3,371           (3,369)           4,843
Net earnings (loss)                                 1,419            1,363            2,002           (1,994)           2,790

Earnings (loss) per share
  Basic                                              0.21             0.20             0.29            (0.29)            0.41
  Diluted                                            0.20             0.19             0.28            (0.28)            0.39


ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," with the effective date amended by Statement No. 137 to fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value will be immediately recognized in income. The adoption of this statement will not have a material impact on the Company's financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The effective date of this bulletin for registrants with fiscal years ending on September 30 is the quarter beginning July 1, 2001. The adoption of this bulletin will not have a material impact on the Company's financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques is used for speculative or trading purposes and the amounts involved are not considered material. Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $20.6 million was outstanding as of September 30, 2000. Assuming September 30, 2000 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's annual interest expense by $206,000.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Analytical Surveys, Inc.:

We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 12 to the consolidated financial statements, the Company has suffered a significant loss in 2000 and has determined that internal cash flows must be augmented to fund required debt payments in 2001, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP
Indianapolis, Indiana
January 12, 2001

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 1999 and 2000
                                 (In thousands)


                                      ASSETS                                             1999                 2000
                                                                                       --------              ------
Current assets:
     Cash and cash equivalents                                                         $  6,659               2,825
     Accounts receivable, net of allowance for doubtful
         accounts of $138 and $434 (notes 3 and 9)                                       15,074              12,840
     Revenue earned in excess of billings (note 3)                                       30,898              18,018
     Deferred income taxes (note 6)                                                         402               1,968
     Income taxes refundable                                                              4,085               3,145
     Prepaid expenses and other                                                           1,066                 517
                                                                                       --------            --------
         Total current assets                                                            58,184              39,313
                                                                                       --------            --------
Equipment and leasehold improvements:
     Equipment                                                                           13,916              15,363
     Furniture and fixtures                                                               1,581               1,720
     Leasehold improvements                                                               1,076               1,104
                                                                                       --------            --------
                                                                                         16,573              18,187
     Less accumulated depreciation and amortization                                      (8,740)            (11,872)
                                                                                       --------            --------
         Net equipment and leasehold improvements                                         7,833               6,315
                                                                                       --------            --------
Deferred income taxes                                                                       590                 432
Goodwill, net of accumulated amortization of $3,174 and $4,911 (note 2)                  22,098               3,862
Investment securities                                                                       537                 340
                                                                                       --------            --------
         Total assets                                                                  $ 89,242            $ 50,262
                                                                                       ========            ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line-of-credit (note 4)                                                           $   --                 5,890
     Current portion of long-term debt (note 4)                                           7,265              13,555
     Billings in excess of revenue earned (note 3)                                        2,008               1,850
     Accounts payable and other accrued liabilities                                       5,148               7,833
     Accrued payroll and related benefits                                                 3,819               3,112
                                                                                       --------            --------
         Total current liabilities                                                       18,240              32,240

Long-term debt, less current portion (note 4)                                            20,339               5,952

         Total liabilities                                                               38,579              38,192
                                                                                       --------            --------
Stockholders' equity (note 7):
     Common stock, no par value. Authorized 100,000 shares;
         issued and outstanding 6,948 and 6,974 shares                                   32,080              32,185
     Accumulated other comprehensive income                                                --                  (119)
     Retained earnings (accumulated deficit)                                             18,583             (19,996)
                                                                                       --------            --------
         Total stockholders' equity                                                      50,663              12,070
                                                                                       --------            --------
Commitments and contingencies (notes 10 and 12)

         Total liabilities and stockholders' equity                                    $ 89,242              50,262
                                                                                       ========            ========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended September 30, 1998, 1999 and 2000
                    (In thousands, except per share amounts)


                                                                         1998               1999                2000
                                                                       --------            -------             ------
Revenues                                                               $ 88,155            103,254             60,085
                                                                       --------            -------             ------

Costs and expenses:
     Salaries, wages and benefits                                        42,953             57,571             44,027
     Subcontractor costs                                                 11,961             15,628             14,476
     Other general and administrative                                    14,964             18,112             14,231
     Bad debts                                                             --                 --                2,268
     Depreciation and amortization                                        3,860              5,661              5,107
     Impairment of goodwill (note 1)                                       --                 --               16,513
     Severance and related costs                                           --                 --                2,532
                                                                       --------            -------             ------
                                                                         73,738             96,972             99,154
                                                                       --------            -------             ------
         Earnings (loss) from operations                                 14,417              6,282            (39,069)
                                                                       --------            -------             ------
Other income (expense):

     Interest expense, net                                               (2,156)            (2,698)            (2,391)
     Gain on sale of subsidiaries (note 2)                                 --                1,084               --
     Other, net                                                            (136)               175               (204)
                                                                       --------            -------             ------
                                                                         (2,292)            (1,439)            (2,595)
                                                                       --------            -------             ------
         Earnings (loss) before income taxes and
         extraordinary item                                              12,125              4,843            (41,664)

Income tax expense (benefit) (note 6)                                     4,894              2,053             (3,294)
                                                                       --------            -------             ------
         Earnings (loss) before extraordinary item                        7,231              2,790            (38,370)

Extraordinary loss on extinguishment of debt, net of tax                   --                 --                  209
                                                                       --------            -------             ------
         Net earnings (loss)                                           $  7,231              2,790            (38,579)
                                                                       ========            =======            =======

Basic earnings (loss) per common share:
         Earnings (loss) before extraordinary item                     $   1.14               0.41              (5.51)
         Extraordinary item                                            $   --                 --                  .03
         Net earnings (loss)                                           $   1.14               0.41              (5.54)

Diluted earnings (loss) per common share:
         Earnings (loss) before extraordinary item                     $   1.06               0.39              (5.51)
         Extraordinary item                                            $   --                 --                  .03
         Net earnings (loss)                                           $   1.06               0.39              (5.54)

Weighted average common shares:
         Basic                                                            6,349              6,833              6,963
         Diluted                                                          6,819              7,177              7,049


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                  Years ended September 30, 1998, 1999 and 2000
                                 (In thousands)


                                                                                                     ACCUMULATED
                                                            COMMON STOCK                                OTHER
                                                       -----------------------      RETAINED        COMPREHENSIVE
                                                       SHARES          AMOUNT       EARNINGS        INCOME (LOSS)       TOTAL
                                                       ------         --------      --------        -------------      ------
Balances at October 1, 1997                             6,114         $15,269          8,562             --            23,831
Net earnings                                             --              --            7,231             --             7,231
Common stock issued in connection
     with business combination (note 2)                   354           8,269           --               --             8,269
Exercise of stock options                                 264           2,017           --               --             2,017
Tax benefit relating to exercise of stock
     options                                             --             3,115           --               --             3,115
                                                       ------         -------        -------                           ------

Balances at September 30, 1998                          6,732          28,670         15,793             --            44,463
Net earnings                                             --              --            2,790             --             2,790
Common stock issued in connection
     with business combination (note 2)                    22             514           --               --               514
Exercise of stock options                                 194           1,595           --               --             1,595
Tax benefit relating to exercise of stock
     options                                             --             1,301           --               --             1,301
                                                       ------         -------        -------            ----           ------
Balances at September 30, 1999                          6,948          32,080         18,583             --            50,663
Net loss                                                                 --          (38,579)                         (38,579)
Net unrealized change in investment

     securities, net of tax                              --              --             --              (119)           (119)
                                                       ------         -------        -------            ----           ------
Comprehensive income (loss)                                                                                           (38,698)
Exercise of stock options                                  26              68           --               --                68
Tax benefit relating to exercise of stock
     options                                             --                37           --               --                37
                                                       ------         -------        -------            ----           ------
Balances at September 30, 2000                          6,974         $32,185        (19,996)           (119)          12,070
                                                       ======         =======        =======            ====           ======


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended September 30, 1998, 1999 and 2000
                                 (In thousands)


                                                                                         1998             1999            2000
                                                                                         ----             ----            ----
Cash flows from operating activities
     Net earnings (loss)                                                               $  7,231           2,790         (38,579)
     Adjustments to reconcile net earnings (loss) to net cash provided
         (used) by operating activities:
              Depreciation and amortization                                               3,860           5,661           5,107
              Extraordinary loss on extinguishment of debt                                 --              --               209
              Gain on sale of subsidiaries                                                  (15)         (1,084)           --
              Deferred income taxes                                                        (350)           (470)         (1,408)
              Tax benefit relating to exercise of stock options                           3,115           1,301              37
              Impairment of goodwill                                                       --              --            16,513
              Changes in operating assets and liabilities:
                  Accounts receivable, net                                               (6,907)          1,138           2,234
                  Revenue earned in excess of billings                                  (16,213)          7,718          12,880
                  Income taxes refundable or payable                                       (675)         (3,369)            940
                  Prepaid expenses and other                                                 15            (336)            418
                  Billings in excess of revenue earned                                      121             866            (158)
                  Accounts payable and other accrued liabilities                          3,434          (2,835)          2,770
                  Accrued payroll and related benefits                                    1,963          (1,956)           (961)
                                                                                       --------           -----           -----
                      Net cash provided (used) by operating activities                   (4,421)          9,424               2
                                                                                       --------           -----           -----
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                                    (3,888)         (3,295)         (1,697)
     Cash proceeds from sales of subsidiaries                                                15           3,578            --
     Payments for net assets acquired in business combinations,
         net of cash acquired                                                            (8,337)           --              --
                                                                                       --------           -----           -----
                      Net cash provided (used) by investing activities                  (12,210)            283          (1,697)
                                                                                       --------           -----           -----
Cash flows from financing activities:
     Net borrowings (payments) under lines-of-credit                                      4,277          (5,750)          5,890
     Proceeds from issuance of long-term debt                                            29,072           4,003            --
     Principal payments on long-term debt                                               (18,051)         (5,139)         (8,097)
     Proceeds from exercise of stock options                                              2,017           1,595              68
                                                                                       --------           -----           -----
                      Net cash provided (used) by financing activities                   17,315          (5,291)         (2,139)
                                                                                       --------           -----           -----
                      Net increase (decrease) in cash                                       684           4,416          (3,834)

Cash and cash equivalents at beginning of year                                            1,559           2,243           6,659
                                                                                       --------           -----           -----
Cash and cash equivalents at end of year                                               $  2,243           6,659           2,825
                                                                                       ========           =====           =====

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                            $  2,113           2,567           2,391
                                                                                       ========           =====           =====
     Cash paid for income taxes, net of refunds                                        $  2,463           4,295          (2,845)
                                                                                       ========           =====           =====
     Common stock issued in connection with
         business combinations                                                         $  8,269             514            --
                                                                                       ========           =====           =====
     Equity securities received in sale of subsidiary                                  $   --               535            --
                                                                                       ========           =====           =====


 See accompanying notes to consolidated financial statements

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION
              The Company's primary business is the production of precision computerized maps and information files used in Geographic Information Systems (GIS). State and local governments and utility companies use GIS to manage information relating to utilities, natural resources, streets, land use and property taxation.

              The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       (b)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS
              Equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over estimated useful lives of three to ten years.

       (c)    REVENUE AND COST RECOGNITION
              Contract revenues are recognized using the percentage of completion method based on the cost-to-cost method, whereby the percentage complete is based on costs incurred in relation to total estimated costs to be incurred. Costs associated with obtaining contracts are expensed as incurred. The Company does not combine contracts for purposes of recognizing revenue and, generally, does not segment contracts.

              Customers are billed based on the terms included in the contracts, which are generally upon delivery of certain products or information, or achievement of certain milestones defined in the contracts. When billed, such amounts are recorded as accounts receivable. Revenue earned in excess of billings represents revenue related to services completed but not billed, and billings in excess of revenue earned represent billings in advance of services performed.

              Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and depreciation costs. Losses on contracts are recognized in the period such losses are determined. The Company does not believe warranty obligations on completed contracts are significant. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

       (d)    GOODWILL
              Goodwill represents the excess of the purchase price over the net assets acquired in utility business combinations and is being amortized over a fifteen-year period using the straight-line method. The recoverability of goodwill is evaluated at the Utility Division and enterprise-level at least annually and whenever significant events or changes occur, such as

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

              significant decreases in anticipated cash flow, which might impair recovery of recorded costs. An impairment loss is recognized when estimated undiscounted future cash flows from operations and potential dispositions before interest costs, expected to be generated through the remaining amortization period is less than the net book value of long-lived assets. Measurement of an impairment loss is based on the fair value of the long-lived assets, using discounted cash flows over the remaining amortization period or estimated market values. Based on this measurement at the Utility Division level, the Company recorded an impairment loss of $16.5 million for the year ended September 30, 2000.

       (e)    INVESTMENT SECURITIES
              Investment securities consist of marketable equity securities that are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

       (f)    INCOME TAXES
              Income taxes are reflected under the liability method, which establishes deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (g)    IMPAIRMENT OF LONG-LIVED ASSETS OTHER THAN GOODWILL
              Long-lived assets other than goodwill held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by an asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is determined using generally accepted valuation techniques such as discounted present value of expected future cash flows.

       (h)    STOCK-BASED COMPENSATION
              Stock-based employee compensation plans are recorded using the intrinsic value method. Pro forma disclosures of net earnings and earnings per share are provided as if the fair value based method of accounting was used.

       (i)    EARNINGS PER SHARE
              Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effects of the potential dilution of outstanding options on the Company's common stock, determined using the treasury stock method.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

       (j)    FINANCIAL INSTRUMENTS
              The carrying amounts of financial instruments are estimated to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates of these instruments.

(2)    BUSINESS COMBINATIONS AND SALE OF SUBSIDIARIES.

       In September 1999, the Company sold the net assets of its Mid States Engineering, LLC subsidiary for $2,900,000 in cash. The Company recorded a gain on the sale of $192,000.

       In September 1999, the Company sold the net assets of its Cartographic Sciences Private Limited subsidiary for $1,000,000 in cash and 52,000 shares of common stock of the seller valued at $535,000. The Company recorded a gain on the sale of $892,000.

       In December 1998, the Company acquired the assets of Measurement Science, Inc. for 21,850 shares of restricted common stock valued at $514,000.

       In June 1998, the Company acquired all of the issued and outstanding common stock of Cartotech, Inc. for $8,092,000 in cash and 354,167 shares of restricted common stock valued at approximately $8,269,000.

       The acquisitions were accounted for using the purchase method and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition. The aggregate costs of businesses acquired were allocated based on fair values as follows (amounts in thousands):


                                                            YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------
                                                             1998               1999
                                                         -----------           ------
           Current assets                                $     3,732             --
           Equipment                                           1,950              514
           Other assets, including goodwill                   14,048             --
           Current liabilities                                (2,930)            --
                                                              (2,930)            --
                                                         -----------           ------
                                                         $    16,800              514
                                                         ===========           ======

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

(3) ACCOUNTS RECEIVABLE, REVENUE EARNED IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF REVENUE EARNED

         At September 30, 2000, the estimated period to complete contracts in process ranges from one month to thirty-six months, and the Company expects to collect substantially all related accounts receivable and revenue earned in excess of billings within one year. The Company established reserves on revenues earned in excess of billings of $1,627,000 for the year ended September 30, 2000, which are netted with revenues earned in excess of billings. There were no reversals of provisions to reserves in fiscal 2000.

         The following summarizes contracts in process at September 30 (in thousands):


                                                           1999                  2000
                                                           ----                  ----
Costs incurred on uncompleted contracts               $     134,563             88,071
Estimated earnings                                           56,040             31,446
                                                      -------------           --------
                                                            190,603            119,517
Less billings to date                                      (161,713)          (103,349)
                                                      -------------           --------
                                                      $      28,890             16,168
                                                      =============           ========
Included in the accompanying consolidated
  Balance Sheets as follows:
     Revenue earned in excess of billings             $      30,898             18,018
     Billings in excess of revenue earned                    (2,008)            (1,850)
                                                      -------------           --------
                                                      $      28,890             16,168
                                                      =============           ========


(4)      DEBT

         The line-of-credit, note payable and capital lease obligation represent the three components of a debt facility with the Company's senior lenders and are summarized as follows (in thousands).


                                                           1999                  2000
                                                           ----                  ----
        SHORT-TERM DEBT
        Line-of-credit                                $          --              5,890
                                                      =============           ========
        LONG-TERM DEBT
        Note payable                                  $      21,900             15,927
        Capital lease obligation                              5,240              3,260
        Other                                                   464                320
                                                      -------------           --------
                                                             27,604             19,507
        Less current portion                                 (7,265)           (13,555)
                                                      -------------           --------
                                                      $      20,339              5,952
                                                      =============           ========

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

         The Company was in violation of certain financial covenants at times in fiscal 2000, and the Company and its senior lenders renegotiated the terms and conditions of the debt facility through a series of waivers and amendments. The amended debt facility contains restrictive covenants that require, among other things, the maintenance of certain financial ratios and include limitations on capital expenditures, asset sales, incremental debt and dividend payments. The debt facility is secured by substantially all assets of the Company. The terms and conditions of each component of the debt facility are as follows:

         The line-of-credit provides for borrowings of $7,500,000 and $21,000,000 at September 30, 2000 and 1999, respectively. The interest rate was at the lenders' prime rate plus 2.00% (11.50%) at September 30, 2000 and was LIBOR plus margins ranging from 1.25% to 1.75% (6.63%) at September 30, 1999. The availability of the borrowings at September 30, 2000 is based on eligible accounts receivable. The line-of-credit agreement expires September 1, 2001.

         The note payable requires quarterly installments with interest at the prime rate plus 2.00% (11.50%) at September 30, 2000 and LIBOR plus margins ranging from 1.25% to 1.75% (6.63%) at September 30, 1999. The terms of the debt facility were further amended on December 28, 2000, when senior lenders extended principal payments totaling $5,225,000 until March 1, 2001 (or under certain circumstances to April 1, 2001). The interest rate increases an additional 1.50% per annum beginning January 1, 2001 on the total line-of-credit and note payable balance until the principal payment is made. The note payable is due October 1, 2001, unless further waivers are negotiated.

         The capital lease obligation is under a leasing facility which bears interest at effective rates ranging from 7.37% to 9.00%, payable in monthly installments through September 2002.

         Required principal payments on long-term debt are $13,555,000 for the year ending September 30, 2001; $5,749,000 in 2002; $89,000 in 2003;
         $66,000 in 2004 and $48,000 in 2005.

(5)      OPERATING LEASES

         The Company leases its facilities and certain equipment under operating leases. Amounts due under non-cancelable operating leases with terms of one year or more at September 30, 2000 are as follows (in thousands):


         Years ending September 30:
                  2001                                        $    2,312
                  2002                                             1,736
                  2003                                               536
                  2004                                               278
                  2005                                                 1
                                                              ----------
                  Total minimum operating lease payments      $    4,863
                                                              ==========

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

         Rent expense totaled $2,300,113, $2,780,104 and $2,650,926 for the years ended September 30, 1998, 1999 and 2000, respectively.

(6)      INCOME TAXES

         Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):


                                       1998        1999       2000
                                      -------      -----     ------
     Current:
          Federal                     $ 4,244      2,177     (1,644)
          State and local               1,000        346       (242)
                                      -------      -----     ------
                                        5,244      2,523     (1,886)
                                      -------      -----     ------
     Deferred:
          Federal                        (270)      (400)    (1,227)
          State and local                 (80)       (70)      (181)
                                      -------      -----     ------
                                         (350)      (470)    (1,408)
                                      -------      -----     ------
                                      $ 4,894      2,053     (3,294)
                                      =======      =====     ======


         The exercise of non-qualified stock options results in state and federal income tax deductions to the Company equal to the difference between the market price at the date of exercise and the option exercise price. The benefit of such deductions is recorded as an increase to stockholders' equity and totaled approximately $3,115,000, $1,301,000 and $37,000 in fiscal 1998, 1999 and 2000, respectively.

         Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):


                                                                1998             1998             2000
                                                              ---------          -----           ------
         Computed "expected" income tax expense               $   4,123          1,647          (14,166)
         State income taxes, net of federal tax effect              607            182             (279)
         Amortization of non-deductible goodwill                     84            315              318
         Impairment of non-deductible goodwill                     --             --              2,693
         Deferred tax valuation allowance                          --             --              8,051
         Other, net                                                  80            (91)              89
                                                              ---------          -----           ------
         Actual income tax expense (benefit)                  $   4,894          2,053           (3,294)
                                                              =========          =====           ======

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30 are as follows (in thousands):


                                                                    1999              2000
                                                                   ------            -----
Current deferred tax assets and liabilities:
Accrued liabilities, primarily due to accrued compensated
    absences for financial statement purposes                      $  469              411
Severance reserves                                                   --                523
Bad debt and revenue earned in excess of billing
    allowances                                                       --                804
Other, net                                                            (67)             230
                                                                   ------            -----
      Total net current deferred tax asset                         $  402            1,968
                                                                   ======            =====

Non-current deferred tax assets (liabilities):
Equipment and leasehold improvements, primarily due to
    differences in depreciation                                    $  167             (403)
Goodwill amortization                                                 416             --
NOL carryforward                                                     --              5,460
Impairment of deductible goodwill                                    --              3,351
Unrealized loss on investment securities                             --                 75
Valuation allowance                                                  --             (8,051)
Other, net                                                              7             --
                                                                   ------            -----
     Total non-current deferred tax asset                          $  590              432
                                                                   ======            =====


         At September 30, 2000, the Company had net operating loss carryforwards of approximately $14 million that will expire in 2020. The Company recognized a valuation allowance in 2000 of $8 million for deferred tax assets that are not anticipated to be realized. Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets net of the valuation allowance.

(7)      STOCKHOLDERS' EQUITY AND STOCK OPTIONS

         The Company may issue up to 2.5 million shares of preferred stock, no par value, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

         The Company currently has six nonqualified stock option plans with 547,725 shares available for grant as of September 30, 2000. The exercise price of the options is established by the Board of Directors on the date of grant. Options vest either 100% on date of grant or 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from date of grant. The options may vest earlier under certain circumstances, such as a change in control.

         Because the Company grants its options with exercise prices at or above market value at date of grant, no compensation cost is recognized under the plans. Had compensation cost for the Company's stock-based compensation plans been determined based upon the fair value of options on the grant dates, the Company's pro forma net earnings and diluted earnings per share would have been as follows (in thousands, except per share amounts):


                                                YEAR ENDED SEPTEMBER 30,
                                              ---------------------------
                                               1998      1999      2000
                                              -----      ----    --------
Net earnings (loss)                           4,743       (4)    (41,096)
Diluted earnings per share                      .70      .00       (5.90)


         The weighted average fair value of options granted during 1998, 1999 and 2000 was $17.93, $11.70 and $1.99, per share, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of three years, 107% volatility and a risk-free interest rate ranging from 5% to 6%.

         The above pro forma disclosures are not necessarily representative of the effect on the historical net earnings for future periods because options vest over several years, and additional awards are made each year. In addition, compensation cost for options granted prior to October 1, 1995, which vest after that date has not been considered.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

         Stock option activity for the plans for the years ended September 30 are summarized as follows (shares in thousands):


                                                                   Weighted
                                                                   Average
                                               Number of        Exercise price
                                                Options            Per share
                                               ---------        --------------
         Balance, October 1, 1997                1,288               $  9.23
              Granted                              753                 38.67
              Exercised                           (264)                 7.65
              Canceled                              (4)                23.58
                                                 -----             ---------
         Balance, September 30, 1998             1,773                 21.94
              Granted                              257                 24.03
              Exercised                           (194)                 8.24
              Canceled                              (5)                21.90
                                                 -----             ---------
         Balance, September 30, 1999             1,831                 20.80
              Granted                              749                  4.38
              Exercised                            (44)                 3.78
              Canceled                            (825)                21.97
                                                 -----             ---------
         Balance, September 30, 2000             1,711             $   13.53
                                                 =====             =========


         A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 2000 is as follows (shares in thousands):


                                   NUMBER                         WEIGHTED           NUMBER
                                OUTSTANDING        WEIGHTED        AVERAGE        EXERCISABLE       WEIGHTED
              RANGE OF               AT            AVERAGE        REMAINING            AT            AVERAGE
              EXERCISE         SEPTEMBER 30,       EXERCISE      CONTRACTUAL     SEPTEMBER 30,      EXERCISE
               PRICE                2000            PRICE       LIFE (YEARS)          2000            PRICE
         -----------------------------------------------------------------------------------------------------
         $  1.13 - 10.00             823         $      3.26          8                184          $    3.01
           10.01 - 20.00             346               12.39          6                331              12.27
           20.01 - 40.00             497               28.59          8                332              29.14
           40.01 - 44.00              45               44.00          8                 34              44.00
         ---------------           -----         -----------         ---               ---          ---------
         $  1.13 - 44.00           1,711         $     13.53          8                881          $   17.91
         ===============           =====         ===========         ===               ===          =========


(8)      EMPLOYEE BENEFIT PLAN

         The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

         compensation, subject to certain limitations. The Company matches 50% of employee contributions up to 4% of their compensation. The Company contributed $370,814, $660,740 and $520,510 to the plan in fiscal 1998, 1999 and 2000, respectively.

(9)      CONCENTRATIONS OF CREDIT RISK

         The Company's accounts receivable consists of amounts primarily due from city, county and federal governmental units, and engineering and utility companies. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit and collection issues arise. Management believes that all significant credit and collection risks have been identified and adequately provided.

(10)     LITIGATION

         The Company and certain of its directors and former officers have been named as defendants in thirteen putative securities class action complaints that were filed in the United States District Court for the Southern District of Indiana (the "Court") beginning on February 2, 2000. On May 12, 2000, the Court consolidated the thirteen actions. On July 26, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint on behalf of themselves and a putative class consisting of all persons, other than defendants and their affiliates, who purchased the Company's common stock on the open market during the period from January 25, 1999, through and including March 7, 2000. The plaintiff's allege that the Company and the individual defendants violated the federal securities laws, which prohibit fraud in connection with the purchase or sale of securities, by knowingly or recklessly issuing financial statements that failed to comply with generally accepted accounting principles. The plaintiffs seek an award of compensatory damages, including interest thereon, and attorneys' fees and other costs.

         On September 11, 2000, the Company and the named individual defendants filed motions to dismiss the plaintiffs' Consolidated Amended Class Action. On October 24, 2000, the plaintiffs filed a Memorandum in Opposition to Defendants' Motions to Dismiss the Consolidated Amended Class Action Complaint. The Court has not yet ruled on these motions.

         While the Company cannot reasonably estimate the damages, if any, that may result from this action, it is possible that the outcome of this litigation may have a material adverse impact on the financial condition or results of operations of the Company in one or more future periods. The Company, however, intends to defend itself vigorously in this matter.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

         The Company and its directors have been named as defendants in an action that was filed by the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. It also claims that the Company has breached an obligation to indemnify the former President in connection with pending securities litigation against the Company and certain of its directors and former officers. No trial date has yet been set. The Company intends to defend itself vigorously in this matter.

(11)     SEGMENT INFORMATION

         Management evaluates operations and makes key strategic and resource decisions based on two different operating segments: the Utilities Division which uses its industry expertise and proprietary GIS systems for data conversion for electric, gas and water management utility customers; and the Land Division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. Segment data for 1999 and 1998 has been presented for comparative purposes.

         Interest expense and other non-segment specific expenses are not allocated to individual segments in determining the Company's performance measure. Non-segment assets to reconcile to total assets consists of corporate assets including cash, prepaid expenses and deferred taxes.


                                  UTILITIES      LAND     NON-SEGMENT     TOTAL
                                  ---------    -------    -----------   --------
2000
        Operations
        Revenues                  $ 45,658      14,427        --         60,085
        Loss from Operations       (28,204)    (10,865)       --        (39,069)
        Interest expense, net         --          --        (2,391)      (2,391)
        Other                         --          --          (204)        (204)
        Income tax benefit            --          --         3,294        3,294
        Extraordinary loss on
          Extinguishment              --          --          (209)        (209)
                                                                        -------
          Net income (loss)           --          --          --        (38,579)
                                                                        -------
        Assets
        Segment assets            $ 29,038      11,997        --         41,035
        Non-segment assets            --          --         9,227        9,227
                                                                        -------
        Consolidated Assets                                              50,262
                                                                        =======

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000



                                       UTILITIES    LAND   NON-SEGMENT   TOTAL
                                       ---------   ------  -----------  -------
1999
       Operations
       Revenues                         $ 69,753   33,501      --       103,254
       Earnings (loss) from Operations      (431)   6,713      --         6,282
       Interest expense, net                --       --      (2,698)     (2,698)
       Gain on sale of subsidiary           --       --       1,084       1,084
       Other                                --       --         175         175
       Income tax expense                   --       --      (2,053)     (2,053)
                                                                        -------
               Net income                   --       --        --         2,790
                                                                        =======
       Assets
       Segment assets                   $ 57,327   18,576      --        75,903
       Non-segment assets                   --       --      13,339      13,339
                                                                        -------
       Consolidated Assets                                               89,242
                                                                        =======
1998
       Operations
       Revenues                         $ 58,027   30,128      --        88,155
       Earnings from Operations            5,840    8,577      --        14,417
       Interest expense, net                --       --      (2,156)     (2,156)
       Costs related to terminate           --       --        (300)       (300)
        stock offering
       Other                                --       --         164         164
       Income tax expense                   --       --      (4,894)     (4,894)
                                                                        -------
               Net income                                                 7,231
                                                                        =======


(12)     LIQUIDITY

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000, the Company experienced significant operating losses with corresponding reductions in working capital and net worth and a substantial portion of its bank debt is included in current liabilities as of September 30, 2000 because it is due within one year. Management has determined that its internal cash flows must be augmented to fund required debt payments in 2001. The Company's revenues and backlog has also decreased substantially during 1999 and 2000. As discussed in note 10, the Company is a defendant in a

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1998, 1999 and 2000

         shareholder class action that could adversely impact its financial position. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

         Since joining the Company in July 2000, the new chief executive officer and the Company's new management team have been developing operational and financial restructuring plans designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. Under this new leadership, the Company implemented plans to reduce non-core spending activities, reduce overhead, outsource certain components of projects and renegotiate its bank agreements. The Company is also actively pursuing additional financing alternatives that include new strategic investors, or potentially selling substantial Company assets. As discussed in note 4, the Company obtained a waiver from its lending banks to postpone principal payments. Although management has developed strategies to meet the revised principal payments, there is no assurance that such strategies will be successful in the planned timeframe. The bank's willingness to further postpone principal payments cannot be assured.

         The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. However, management believes that its restructuring plans can significantly improve operations and generate sufficient cash to meet its obligations in a timely manner.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.


                                    PART III.


The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders in accordance with General Instruction G (3) of Form 10-K.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .

(a)      (1)      Financial Statements

                  Included in Part II of this Report:

                  Independent Auditors' Report

                  Consolidated Balance Sheets, September 30, 1999 and 2000

                  Consolidated Statements of Operations, Years Ended September 30, 1998, 1999 and 2000

                  Consolidated Statements of Stockholders' Equity, Years Ended September 30, 1998, 1999 and 2000

                  Consolidated Statements of Cash Flows, Years Ended September 30, 1998, 1999 and 2000

                  Notes to Consolidated Financial Statements, September 30, 1998, 1999 and 2000

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

                  The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

         3.       Articles of Incorporation and By-Laws

         3.1 Articles of Incorporation, as amended (incorporated by reference to ASI's Registration Statement on Form S-18, (Registration No. 2-93108-D).)

         3.3 By-Laws (incorporated by reference to ASI's Registration Statement on Form S-18 (Registration No. 2-93108-D).

         3.3 Amendment to By-laws (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended September 30,
                  1998).

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

         10.13    Employment Agreement dated July 10, 2000, between ASI and
                  J. Norman Rokosh.

         10.14 Employment Agreement dated February 9, 2000, between ASI and Michael A. Renninger.

         10.15 Employment Agreement dated January 31, 2000 between ASI and David O. Hicks.

         10.16 Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and form of stock option agreement.

         10.17 Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement.


23.      Consent of Experts and Counsel:

                  Consent of KPMG LLP.

27.      Financial Data Schedule

(b)      Reports on Form 8-K filed during the quarter ended September 30, 2000.

         8-K filed August 15, 2000 - Press Release issued August 15, 2000

         8-K filed September 12, 2000 - Press Release issued September 12, 2000

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Analytical Surveys, Inc.

         By: /s/ Joseph N. Rokosh                        Date: January 16, 2001
            --------------------------------------
             Joseph N. Rokosh,
             President and Chief Executive Officer

         By: /s/ Michael A. Renninger                    Date: January 16, 2001
            --------------------------------------
             Michael A. Renninger
             Chief Financial Officer