Form 10-K405/A
period 2000-09-30
ANALYTICAL SURVEYS INC
filed 2001-01-29
CIK 753048

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               (Amendment No. 1)
                                       to
                                    FORM 10-K

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
Yes         No    X    .
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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----


                                                               PART I.
Item 1.      Business                                                                                             1

Item 2.      Property                                                                                            10

Item 3.      Legal Proceedings                                                                                   11

Item 4.      Submission of Matters to a Vote of Shareholders                                                     11


                                                              PART II.

Item 5.      Market for the Registrant's Common Stock and Related Shareholder Matters                            11

Item 6.      Selected Financial Data                                                                             11

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations               12

Item 7a.     Quantitative and Qualitative Disclosure about Market Risks                                          20

Item 8.      Financial Statements and Supplementary Data                                                         20

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                38


                                                              PART III.

Item 10.     Directors and Executive Officers of the Registrant                                                  38

Item 11.     Executive Compensation                                                                              46

Item 12.     Security Ownership of Other Beneficial Owners and Management                                        48

Item 13.     Certain Relationships and Related Transactions                                                      49


                                                              PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                    49


Signatures                                                                                                       49

Exhibits                                                                                                         52

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

         Changes in market conditions were encountered in fiscal 1999 and throughout fiscal 2000 that resulted in a reduction of timely order flow to the company and reduced the customer order backlog from $79.8 million at September 30, 1999 to $53.2 million at September 30, 2000. Management believes these adverse market conditions were primarily caused by consolidation in the utility industry, adverse financial results for fiscal year 2000 and increased competition from companies with offshore operations.

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

Since joining the Company in July 2000, the new Chief Executive Officer and the Company's new management team have been developing operational and financial restructuring plans designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. Under this new leadership, the Company implemented plans to reduce non-core spending activities, reduce overhead, outsource certain components of projects and renegotiate its bank agreements. The Company is also actively pursuing additional financing alternatives that include new strategic investors, or potentially selling substantial Company assets. As discussed in note 4, the Company obtained a waiver from the bank to postpone principal payments. Although management has developed strategies to meet the revised principal payments, there is no certainty that such strategies will be successful in the planned timeframe. The bank's willingness to further postpone principal payments cannot be assured.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following lists the directors of Analytical Surveys, Inc. ("ASI" or the "Company"), their ages, and a description of their business experience and positions held as of January 10, 2001. The Board consists of six directors. Directors are elected to a one-year term. The date the present term of office expires for each director is the date of the Annual Meeting of the Company's shareholders or until successors are elected and qualified.

         Willem H. J. Andersen, 59, has served as a director of the Company since October 1995. He has served previously as CEO of Intermezzo Systems, Inc., a software development company in the hospitality industry. From February 1995 to November 1998, he was a consultant with A&S Consulting Ltd. From 1992 to February 1995, he served as president and chief executive officer of Comlinear Corporation, a subsidiary of National Semiconductor Corporation. From 1970 until his retirement in 1992, Mr. Andersen held various positions with a number of divisions of Phillips N.V. of the Netherlands, including president and chief executive officer of Laser Magnetic Storage International Company, a North American Phillips Company.

         Dr. Robert H. Keeley, 60, has served as a director of the Company since December 1992. Since September 1992, Dr. Keeley has been the El Pomar Professor of Business Finance at the College of Business and Administration, University of Colorado at Colorado Springs, where he also is associated with the Colorado Institute for Technology Transfer and Implementation. Dr. Keeley also currently serves on the boards of directors of Simtek Corporation, a developer of high-performance nonvolatile semiconductor memories, and of several private companies.

         Richard P. MacLeod, 63, has served as a director of the Company since December 1987. From May 1985 until his retirement in April 1997, Mr. MacLeod was president of the United States Space Foundation, a private foundation. He served 24 years in the U.S. Air Force, most recently as Chief of Staff, North American Aerospace Defense Command, and as the first Air Force Space Command Chief of Staff.

         Sol C. Miller, 64, has served as a director of the Company since August 1997. From January 24, 2000 through July 11, 2000, Mr. Miller served as interim chief executive officer of the Company. He was a co-founder of MSE Corporation and was chairman of the board from 1960 until its acquisition by the Company in July 1997. He is the president of SCM Real Estate Development Corporation.

         Dr. James T. Rothe, 57, has served as a director of the Company since December 1987 and chairman of the board since January 24, 2000. Dr. Rothe has been a Professor of Business at the College of Business and Administration, University of Colorado at Colorado Springs since August 1986, where he served as Dean until June 1994. Since 1988, Dr. Rothe has been a principal in Phillips-Smith Specialty Retail, Inc., a venture capital firm. He is a director of Medlogic Global Corporation, which develops medical devices for the wound-management market. He is a director of NeoCone, LLC, an information technology company, and of Optika, Inc., an electronic commerce software and solutions company. He is also a trustee of the Janus Funds.

         John A. Thorpe, 66, the founder of ASI, has served as a director of the Company since February 1981. From January 24, 2000 through July 11, 2000, he served as assistant chief executive officer of the Company. He served as chairman of the board of the Company from February 1981 until March 1997. Prior to founding the Company, Mr. Thorpe owned and operated Photosurveys (Pty.) Ltd., an aerial survey company located in Johannesburg, South Africa. From 1993 until August 1998, Mr. Thorpe also devoted part of his time as the chief technical officer of the Company. Mr. Thorpe is a certified photogrammetrist and owner of Sundeer Yachts, LLC, a boat building company.

DIRECTOR COMPENSATION

         Non-employee directors receive an annual retainer of $6,500, plus a fee of $2,000 per meeting of the board of directors and $1,500 for each meeting of a committee of the board that does not occur on the same day as a board meeting. Chairpersons of committees receive an additional annual fee of $3,000 for serving as committee chair. Directors who are also employees of the Company do not receive any additional compensation for their service as directors.

         Non-employee directors also participate in the Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan. Under this plan, each outside director is granted options to purchase 9,000 shares of Company common stock at an exercise price equal to the fair market value at the date of grant.

EXECUTIVE OFFICERS

         The following is certain information concerning the executive officers of the Company, as of September 30, 2000, based on information furnished by them. Mr. Rokosh is employed under a one-year employment agreement. All other officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.

         J. Norman Rokosh, 41, president and chief executive officer. Mr. Rokosh joined the Company in July 2000 as its president and chief executive officer. From January 1999 until July 2000, Mr. Rokosh was employed by PricewaterhouseCoopers LLP as a vice president, financial advisory services division. From January 1998 to December 1998, Mr. Rokosh was vice president, business development at Intermap Technologies Limited. From 1996 to 1997, Mr. Rokosh was a vice president at BOVAR Inc., an environmental consulting firm. From 1991 to 1996, Mr. Rokosh was financial director at Intera Information Technologies Limited, a provider of mapping products. Prior to 1991, Mr. Rokosh was employed by international firms in positions of engineering and finance.

         Michael A. Renninger, 41, chief financial officer. Mr. Renninger joined the Company in February 2000 as its chief financial officer. Prior to joining the Company, Mr. Renninger was a principal at Renninger & Associates, LLC, a mergers and acquisitions consulting firm. From 1998 to 1999, Mr. Renninger was vice president, corporate finance at City Securities Corporation. From 1993 to 1998, Mr. Renninger was employed at David A. Noyes & Co. as vice president, capital markets group. From 1989 to 1993, Mr. Renninger was chief financial officer at Citizens Banking Company. Prior to that, Mr. Renninger served in various audit management capacities at Crowe Chizek and Company and Coopers & Lybrand. Mr. Renninger is a certified public accountant in the State of Indiana.

         David O. Hicks, 40, chief operating officer / chief technical officer. Mr. Hicks joined ASI as chief technical officer in August 1998 and became the chief operating officer in February 2000. Mr. Hicks has served in a number of senior management positions in the software development and GIS industries over the past fifteen years. From 1993 to 1998, he was senior vice president for Geographix, Inc., a subsidiary of the Halliburton Corporation. From 1985 to 1993 he held management positions with Halliburton Corporation and Exxon Corporation.

         Timothy A. Gregory, 41, chief marketing officer. Mr. Gregory has been chief marketing officer since November 1998. From 1989 until joining the Company in November 1998, Mr. Gregory served in various marketing positions of increasing responsibility with Ernst & Young LLP, most recently as director, national marketing. Between 1983 and 1989, he held various positions with IBM Corporation.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         This table sets forth certain information with respect to grants made by the Company of stock options to the named executive officers during fiscal 2000. No stock appreciation rights ("SARs") were granted to the named executive officers during fiscal 2000.

                                            % of Total                                        Potential Realizable
                                            Options to         Exercise                    Value(2) at Assumed Annual
                             Options         Employees          Price     Expiration      Rates of Stock Appreciation
         Name              Granted (1)    In Fiscal Year        ($/sh)        Date              For Option Term
         ----              -----------    --------------        ------                          ---------------
                                                                                             5% ($)         10% ($)
                                                                                             ------         -------
J. Norman Rokosh             150,000         150,000              2.75      7/11/10          213,729         584,664

Michael A. Renninger          40,000          40,000              6.50      2/9/20           208,340         484,753

David O. Hicks                10,000          27,500             15.125     11/10/09          61,533         187,571
                              17,500                              4.59      4/19/10           47,950         123,932

Timothy A. Gregory            10,000          27,500             15.13      11/10/09          61,533         187,571
                              17,500                              4.59      4/19/10           47,950         123,932

Sidney V. Corder                --              --                 --          --               --              --

John J. Dillon                 5,000           5,000              4.59      4/19/10           13,700          35,409

Randal J. Sage                  --              --                 --          --               --              --


(1) All options vest as follows: 25% at six months; 25% at one year; 25% at two years, and 25% at three years after date of grant.

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

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

         This table provides certain information regarding the exercise of stock options by the named executive officers during fiscal 2000, and the number and value of unexercised stock options at September 30, 2000. The "value of unexercised stock options" is based on the difference between the option exercise price and $2.00, the closing price per share of common stock on September 30, 2000 multiplied by the number of shares underlying the option. As of that date, no SARs were outstanding.

                            Shares       Value      Number of securities underlying     Value of unexercised in-the
                         acquired on    realized      unexercised options/SARs at              money options
       Name              exercise (#)     ($)             fiscal year end (#)               at fiscal year end ($)
       ----              ------------     ---             -------------------               ----------------------
                                                     Exercisable     Unexercisable     Exercisable        Unexercisable
                                                     -----------     -------------     -----------        -------------
J. Norman Rokosh               0            0             0             150,000             --                  --
Michael Renninger              0            0           10,000           30,000             --                  --
David O. Hicks                 0            0           21,250           51,250             --                  --
Timothy A. Gregory             0            0           15,000           37,500             --                  --
Sidney V. Corder               0            0          222,500           50,000             --                  --
John J. Dillon                 0            0           58,375           27,500             --                  --
Randal J. Sage                 0            0             0                 0               --                  --

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         J. Norman Rokosh was appointed as our new president and chief executive officer in July 2000. When Mr. Rokosh joined us, we entered into an agreement that set forth our understanding with him on a number of subjects. This agreement is for a one year term, which is renewable by the Company and Mr. Rokosh.

         The agreement provides that the Company will pay Mr. Rokosh a salary of $250,000 per year plus bonuses. For his first year of employment, he has potential for bonuses of $550,000.

         In order to encourage Mr. Rokosh to join the Company and to address compensation appropriate for his position, we provided him with:

         - options to purchase 150,000 shares of common stock, which vest over the next three years; and

         -     relocation benefits including moving expenses.

         If Mr. Rokosh terminates his employment for Good Reason or the Company terminates his employment without cause, he will be entitled to be paid severance pay equal to his base salary during the 12 months after his employment is terminated. "Good Reason" means that there has been a material diminution in his job responsibilities or benefits, a breach of the agreement, or a change in control of the Company. Should Mr. Rokosh leave the Company voluntarily or is terminated for cause, he will not be entitled to any severance pay.

         Michael A. Renninger was appointed chief financial officer of the Company in February 2000. At such time, we entered into an employment agreement with Mr. Renninger. This agreement is for a two year term, which is automatically renewed for successive two year terms unless terminated by the Company or Mr. Renninger.

         Mr. Renninger is entitled to a base salary of $220,000 per year and a bonus of $66,000 during his first year. Upon his hiring, we granted Mr. Renninger options to purchase 40,000 shares of common stock of the Company, which will vest over three years.

         If Mr. Renninger terminates his employment without Good Reason or is terminated by the Company for cause, he is entitled to be paid, as severance pay, seventy-five percent of his base salary during the 12 months following his termination. If Mr. Renninger terminates his employment for Good Reason or the Company terminates his employment without cause, he will be entitled to be paid his base salary plus benefits, as severance pay, during the 18 months after his employment is terminated and a bonus equal to 3 months of his base salary payable on a pro rata basis over the 18 month period. "Good Reason" means that there has been a material diminution in his salary, benefits, or job responsibilities, a change in control of the Company, or he is required to move outside of the Indianapolis area.

         David O. Hicks was promoted to serve as the Company's chief operating officer in January 2000. . At such time, we entered into an agreement with Mr. Hicks. This agreement is for a two year term, which is automatically renewed for successive two year terms unless terminated by the Company or Mr. Hicks.

         Mr. Hicks is to receive an annual salary of $176,000, in addition to being eligible to receive stock options.

         If Mr. Hicks terminates his employment without Good Reason or is terminated by the Company for cause, he is entitled to be paid, as severance pay, seventy-five percent of his base salary during the 12 months following his termination. If Mr. Hicks terminates his employment for Good Reason or the Company terminates his employment without cause, he will be entitled to be paid his base salary plus benefits, as severance pay, during the 18 months after his employment is terminated and a bonus equal to 3 months of his base salary payable on a pro rata basis over the 18 month period. "Good Reason" means that there has been a material diminution in his salary, benefits, or job responsibilities, a change in control of the Company, or he is required to move outside of the Indianapolis area.

         Timothy A. Gregory, chief marketing officer, resigned effective October 31, 2000 and began receiving compensation under his employment agreement at that time. The employment agreement provides for continued salary payments for a period of eighteen months, a bonus equal to three months salary and certain insurance benefits.

         Sidney V. Corder, former president and chief executive officer, filed suit against the Company in September 2000 claiming, among other things, that the Company was in breach of the employment agreement between the Company and Mr. Corder. The employment agreement provided for the Company to pay Mr. Corder severance benefits based on his then current salary (which was $300,000 in January 2000), in the event of certain types of terminations. The duration of the severance benefits ranged from 24 months to 36 months depending on the circumstances, and no severance was payable under other circumstances. Under certain circumstances, the agreement provided for a payment equal to the amount of bonuses received during the 24 months prior to termination (which was an aggregate of $656,040 for the fiscal years ended September 30, 1998 and 1999), and in other circumstances, no bonus payments were required. Mr. Corder also has asserted the right to continued benefits and vesting of stock options. The Company has asserted defenses to payment of all of these amounts and benefits.

         John J. Dillon, former chief administrative officer, began receiving compensation under his employment agreement upon his resignation in September 2000. The employment agreement provides for continued salary payments for a period of eighteen months, a bonus equal to three months salary and certain insurance benefits.

         Randal J. Sage, former executive vice president, received a one-year severance agreement upon his resignation in April 2000.

REPORT OF THE COMPENSATION COMMITTEE

         The compensation committee follows established rationale and policies for compensating the Company's executive officers. The following report of the compensation committee describes these policies and rationales with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2000.

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

         Bonuses. On September 26, 1991, the compensation committee adopted an incentive bonus plan for its executive officers. The incentive bonus plan is based on the year-to-year growth in net profit and the return on equity. Though no bonuses were paid under the plan in fiscal 2000, a total of $100,000 was paid to executive officers at the discretion of the Board of Directors.

         Stock Option Plans. The Company has the Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan, the Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, the Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and the Analytical Surveys, Inc. Year 2000 Stock Incentive Plan, as amended and supplemented. The option plans are long-term incentive plans for employees and are intended to align shareholder and employee interests by establishing a direct link between long-term rewards and the value of the Company's stock. The compensation committee believes that long-term stock incentives for executive officers and employees are an important factor in retaining valued employees and in achieving growth in share value. The options utilize vesting periods that encourage employees to continue in the employ of the Company. Because the value of an option bears a direct relationship to the Company's stock price, the compensation committee believes that options motivate officers and employees to manage the Company in a manner that will benefit all shareholders.

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

        CEO Compensation. The compensation of J. Norman Rokosh, president and chief executive officer consists of base salary, quarterly bonuses and occasionally stock options. The board of directors periodically reviews Mr. Rokosh's base salary and bonus and revises his compensation based on the board's overall evaluation of his performance toward the achievement of the Company's financial, strategic and other goals, with consideration given to chief executive officer compensation information at similar companies. The compensation committee believes that the Company's success is dependent in part upon the efforts of its chief executive officer. Beginning in fiscal 2000, Mr. Rokosh earned an annual base salary of $250,000 as recommended by the compensation committee and approved by the board of directors. No bonus had been paid as of the end of fiscal 2000. Mr. Rokosh received 150,000 stock options in fiscal 2000.

         Deductibility of Executive Compensation. The compensation committee is responsible for addressing the issues raised by Internal Revenue Code Section 162(m). Section 162 (m) limits to $1 million the Company's deduction for compensation paid to certain executive officers of the Company which does not qualify as "performance-based." To qualify as performance based under Section 162(m), compensation payments must be made pursuant to a plan that is administered by a committee of outside directors and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by shareholders, and the compensation committee must certify that the performance goals were achieved before payments can be awarded. The Company believes that all compensation paid to its executive officers listed in the summary compensation table in fiscal 1998 is fully deductible and that compensation paid under the plans will continue to be deductible. The committee's present intention is to comply with the requirements of Section 162(m) unless and until the committee determines that compliance would not be in the best interest of the Company and its shareholders.


                                             By the Compensation Committee
                                                Richard P. MacLeod, Chair
                                                Willem H.J. Andersen
                                                Robert H. Keeley
                                                James T. Rothe

         A line graph plotting the points shown in the chart below which compares the yearly percentage change in the cumulative total shareholder return on the Common Stock against the cumulative total return of the Nasdaq Stock Market (U.S.) Index ("Total U.S.") and the index of the Nasdaq Computer and Data Processing Services Stock ("DP&S") for the period commencing October 1, 1995 and ending September 30, 2000.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
      AMONG ANALYTICAL SURVEYS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

                                    [GRAPH]

         The following data points were used in constructing the performance graph:

                          2000     1999     1998     1997      1996      1995
                          ----     ----     ----     ----      ----      ----

The Company              40.00    315.00   465.00   457.50   220.00    100.00

Nasdaq DP&S             358.89    270.44   165.52   162.92   118.68    100.00

Nasdaq Total U.S.       464.40    369.38   217.53   167.84   124.02    100.00

* $100 INVESTED ON 9/30/95 IN STOCK OR INDEX-
INCLUDED REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING SEPTEMBER 30.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPANY

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10 percent of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes of ownership of the Company's common stock.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during fiscal 2000, all such filing requirements were met with the exception of Form 3 for J. Norman Rokosh and Michael A. Renninger, which were filed late.

ITEM 11.      EXECUTIVE COMPENSATION.

         This table sets forth a summary of certain information regarding the compensation of the Chief Executive Officer of the Company and other executive officers whose salary and bonus exceeded $100,000 during fiscal 2000 (the "named executive officers") for the fiscal years ended September 30, 2000, 1999, and 1998.

                                                       Annual Compensation                    Long Term
                                                                                             Compensation
                                                                                                Awards
                                                                                                ------
          Name and                                                      Other Annual             Stock              All Other
         Principal                          Salary         Bonus      Compensation (1)         Options(2)          Compensation
          Position               Year          $             $                $                   (#)                    $
          --------               ----          -             -                -                   ----                   -
J. Norman Rokosh                 2000      47,115(3)      133,333            --                 150,000                  --
  President and Chief            1999         N/A              --            --                      --                  --
  Executive Officer              1998         N/A              --            --                      --                  --

Michael A. Renninger             2000     134,538(4)           --            --                  40,000               2,200(5)
  Chief Financial Officer        1999         N/A              --            --                      --                  --
                                 1998         N/A              --            --                      --                  --

David O. Hicks                   2000     169,975          50,000            --                  27,500               2,277(6)
  Chief Operating Officer        1999     135,000          50,000            --                      --                  --
  /Chief Technical Officer       1998         N/A              --            --                      --                  --

Timothy Gregory(7)               2000     184,378          50,000            --                  27,500                 220
  Chief Marketing Officer        1999     150,384          75,000          50,000                                     2,582
                                 1998         N/A              --            --                       0                  --

Sidney V. Corder(8)              2000     114,168              --            --                      --             122,192(9)
  Former Chairman of the         1999     298,461              --            --                      --              10,917
  Board, President and           1998     239,393         656,040            --                 200,000               9,740
  Chief Executive
  Officer

Sol C. Miller(10)                2000     110,769              --            --                   9,000(11)              --
  Former Interim Chief           1999         N/A              --            --                   9,000                  --
  Executive Officer              1998         N/A              --            --                   9,000                  --

John J. Dillon, III(12)          2000     168,893              --            --                   5,000              42,865(13)
  Former Chief                   1999     174,647              --            --                  10,000                  --
  Administrative Officer         1998     149,950         171,820            --                  60,000               2,695

Randal J. Sage(14)               2000     101,083              --            --                      --              85,878(15)
  Former Executive Vice          1999     213,513              --            --                      --               3,910
  President                      1998     188,248         203,060            --                  60,000               2,527

(1) Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns in any of the fiscal years reported, except as indicated.

(2) Long term compensation consists only of stock options. There were no grants of restricted stock or payments from other long term incentive plans, therefore columns for "Restricted Stock Awards" and "LTIP Payouts" are omitted.

(3) Mr. Rokosh began employment with the Company on July 11, 2000. Accordingly, salary information included in the table represents only salary from that date through September 30, 2000.

(4) Mr. Renninger began employment with the Company on February 8, 2000. Accordingly, salary information included in the table represents only salary from that date through September 30, 2000

(5) Other compensation for fiscal 2000 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $2,200.

(6) Other compensation for fiscal 2000 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $2,057.

(7)      Timothy Gregory resigned effective October 31, 2000.

(8) Mr. Corder served as chief executive officer until his resignation in January 2000.

(9) Other compensation for fiscal 2000 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $2,117 and $6,536 in life insurance premiums and approximately $80,000 in severance and $35,508 unused vacation paid in cash.

(10) Mr. Miller served as interim chief executive officer from January 2000 until July 2000.

(11)     Stock options given to Mr. Miller for directorship.

(12) Mr. Dillon served as chief administrative officer until his resignation in September 2000.

(13) Other compensation includes approximately $15,000 in severance and $19,861 in unused vacation paid in cash.

(14) Mr. Sage served as executive vice president until his resignation in April 2000.

(15) Other compensation includes approximately $64,000 in severance and $15,200 in unused vacation paid in cash.

ITEM 12.      SECURITY OWNERSHIP OF OTHER BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of January 10, 2001, certain information with respect to the ownership of the common stock of the Company by
(i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock (based on filings with the Securities and Exchange Commission), (ii) each director of the Company, (iii) each of the Company's named executive officers and (iv) all executive officers and directors of the Company as a group. Except as otherwise noted in the table, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable, and the address of each holder of more than 5% of the Company's common stock is c/o Analytical Surveys, Inc., 941 North Meridian Street, Indianapolis, Indiana 46204.

            NAME OF BENEFICIAL OWNER                       SHARES     PERCENT OF
            ------------------------                       ------     ----------
                                                        BENEFICIALLY    CLASS
                                                        ------------    -----
                                                            OWNED
                                                            -----

            Sol C. Miller                                755,500(1)     10.8%
            John A. Thorpe                               492,489(2)      7.0%
            Willem H. J. Andersen                         50,550(3)        *
            Robert H. Keeley                              38,250(4)        *
            Richard P. MacLeod                            76,352(5)        *
            James T. Rothe                                61,654(6)        *
            J. Norman Rokosh                              37,500(7)        *
            Michael A. Renninger                          23,000(8)        *
            David O. Hicks                                28,525(9)        *

            All directors and executive officers       1,563,820        21.3%
            as a group (9 persons)


-------------
*     Less than 1%

(1) Includes 13,500 shares of common stock underlying options that are exercisable within 60 days of January 10, 2001. Includes 37,000 shares held by the SCM Family Limited Partnership of which Mr. Miller and his wife are the sole general partners.

(2) Includes 52,125 shares of common stock underlying options that are exercisable within 60 days of January 10, 2001. Includes 122,249 shares of common stock held by the Thorpe Family Limited Partnership of which Mr. Thorpe and his wife are the sole general partners and 52,000 shares of common stock held by a charitable remainder trust of which Mr. Thorpe is a trustee.

(3) Includes 47,250 shares of common stock underlying options that are exercisable within 60 days of January 10, 2001.

(4) Includes 33,750 shares of common stock underlying options that are exercisable within 60 days of January 10, 2001 and 4,500 shares held by Dr. Keeley's wife.

(5) Includes 70,500 shares of common stock underlying options that are exercisable within 60 days of January 10, 2001.

(6) Includes 59,404 shares of common stock underlying options that are exercisable within 60 days of January 10, 2001.

(7) Includes 37,500 shares of common stock underlying options that are exercisable within 60 days of January 10, 2001.

(8) Includes 20,000 shares of common stock underlying options that are exercisable within 60 days of January 10, 2001.

(9) Includes 28,125 shares of common stock underlying options that are exercisable within 60 days of January 10, 2001.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Miller, a director of the Company, received an annual consulting fee as a consultant to the Company. In the initial agreement, such fee was $150,000 per year beginning July 1997 for one year, plus medical benefits. In July 1998, the agreement was extended to July 1999 and the fee was reduced to $100,000, plus medical benefits. Mr. Miller's consulting services were concluded in July 1999 at the expiration of the agreement.

         The Company's headquarters facilities are leased from MSE Realty, LLC, a company owned by Mr. Miller, under an operating lease that expires June 30, 2002. Rental expense for this lease was $1,334,160 in fiscal 2000. The Company has guaranteed the repayment of the mortgage loan that MSE Realty, LLC has on the facilities it leases to the Company. As of September 30, 2000, the mortgage loan was $580,797.


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

         (3)      Exhibits

                  The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

         3.1 Articles of Incorporation and By-Laws, as amended (incorporated by reference to ASI's Registration Statement on Form S-18, (Registration No. 2-93108-D).)

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

       10.10 Amendment No. 2 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of October 20, 1998 (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended September 30, 1998).

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

       10.14 Employment Agreement dated February 9, 2000, between ASI and Michael A. Renninger.

       10.15  Employment Agreement dated January 31, 2000 between ASI and David
              O. Hicks.

       10.16 Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and form of stock option agreement.

       10.17 Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement.

       10.18 Amendment No. 4 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of January 1, 1999.

       10.19 Amendment No. 5 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of March 6, 2000 (incorporated by reference to ASI's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

       10.20 Amendment No. 6 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 30, 2000.

       10.21 Amendment No. 7 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of August 1, 2000

       10.22 Amendment No. 8 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of September 8, 2000.

       10.24 Amendment No. 9 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2000.

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

         Analytical Surveys, Inc.

         By: /s/ Joseph N. Rokosh                        Date: January 29, 2001
            --------------------------------------
             Joseph N. Rokosh,
             President and Chief Executive Officer

         By: /s/ Michael A. Renninger                    Date: January 29, 2001
            --------------------------------------
             Michael A. Renninger
             Chief Financial Officer