Form 10-Q
period 2000-12-31
ANALYTICAL SURVEYS INC
filed 2001-02-14
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
  X            Quarterly Report Pursuant to Section 13 or 15(d)
-----                of the Securities Exchange Act of 1934


                         For the quarterly period ended
                                DECEMBER 31, 2000
                                       or
                Transition Report Pursuant to Section 13 or 15(d)
-----                of the Securities Exchange Act of 1934
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


The number of shares of common stock outstanding as of February 14, 2001 was 6,977,794.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                 December 31,     September 30,
                                                    2000              2000
                                                    ----              ----
                                                 (Unaudited)
ASSETS
------
Current assets:
     Cash                                        $        849            2,825
     Accounts receivable, net of allowance
         for doubtful accounts of $401 and $434        13,026           12,840
     Revenue in excess of billings                     17,530           18,018
     Deferred income taxes                              1,968            1,968
     Income tax receivable                              2,541            3,145
     Prepaid expenses and other                           599              517
                                                 ------------     ------------

         Total current assets                          36,513           39,313
                                                 ------------     ------------

Equipment and leasehold improvements, at cost:
     Equipment                                         15,567           15,363
     Furniture and fixtures                             1,720            1,720
     Leasehold improvements                             1,104            1,104
                                                 ------------     ------------
                                                       18,391           18,187
     Less accumulated depreciation
         and amortization                             (12,649)         (11,872)
                                                 ------------     ------------
                                                        5,742            6,315
                                                 ------------     ------------

Deferred income taxes                                     603              432
Goodwill net of accumulated amortization
     of $4,990 and $4,911                               3,783            3,862
Investment securities                                     201              340
                                                 ------------     ------------

         Total assets                            $     46,842           50,262
                                                 ============     ============

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 December 31,     September 30,
                                                     2000            2000
                                                     ----            ----
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Lines-of-credit                             $      6,340            5,890
     Current portion of long-term debt                 16,857           13,555
     Billings in excess of revenue                      1,905            1,850
     Accounts payable and other
         accrued liabilities                            6,407            7,833
     Accrued payroll and related benefits               2,990            3,112
                                                 ------------     ------------

         Total current liabilities                     34,499           32,240

Long-term debt, less current portion                    1,141            5,952
                                                 ------------     ------------

         Total liabilities                             35,640           38,192
                                                 ------------     ------------

Stockholders' equity:
     Common stock; no par value. Authorized
         100,000 shares; 6,978 and 6,974 shares
         issued and outstanding at December 31,
         and September 30, respectively                32,191           32,185
     Accumulated other comprehensive loss                (258)            (119)
     Retained earnings (accumulated deficit)          (20,731)         (19,996)
                                                 ------------     ------------
         Total stockholders' equity                    11,202           12,070
                                                 ------------     ------------

         Total liabilities and
            stockholders' equity                 $     46,842           50,262
                                                 ============     ============

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                     2000             1999
                                                     ----             ----

Revenues                                         $     14,741           16,843
                                                 ------------     ------------

Costs and expenses
     Salaries, wages and related benefits               7,688           12,540
     Subcontractor costs                                3,153            2,962
     Other general and administrative                   3,145            3,715
     Depreciation and amortization                        852            1,252
                                                 ------------     ------------
                                                       14,838           20,469
                                                 ------------     ------------
                  Loss from operations                    (97)          (3,626)
                                                 ------------     ------------

Other income (expense)
     Interest expense, net                               (679)            (501)
     Other                                                 41              (25)
                                                 ------------     ------------
                                                         (638)            (526)
                                                 ------------     ------------

                  Loss before income taxes               (735)          (4,152)
Income tax expense (benefit)                               --           (1,475)
                                                 ------------     ------------

                  Net loss                               (735)          (2,677)

Other comprehensive income (loss),
     net of income taxes                                 (139)             947
                                                 ------------     ------------

         Comprehensive loss                      $       (874)          (1,730)
                                                 ============     ============

Loss per common shares:
     Basic                                       $      (0.11)           (0.39)
     Diluted                                     $      (0.11)           (0.39)

Weighted average outstanding common shares:
     Basic                                              6,977            6,949
     Diluted                                            6,982            7,085

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                      Three Months Ended
                                                          December 31,
                                                     2000             1999
                                                     ----             ----
Cash flow from operating activities:
     Net loss                                    $       (735)          (2,677)
     Adjustments to reconcile net loss to
       net cash provided by operating
       activities:
         Depreciation and amortization                    852            1,252
         Deferred income tax expense (benefit)           (171)             409
         Tax benefit relating to exercise
              of stock options                             --               17
         Changes in operating assets and
              liabilities:
                  Accounts receivable, net               (186)            (789)
                  Revenue in excess of billings           488            6,699
                  Income taxes                            604           (3,026)
                  Prepaid expenses and other              (82)            (250)
                  Billings in excess of revenue            55               72
                  Accounts payable and other
                    accrued liabilities                (1,426)          (1,434)
                  Accrued payroll and related
                    benefits                             (122)          (1,012)
                                                 ------------     ------------
                      Net cash used by
                        operating activities             (723)            (739)
                                                 ------------     ------------

Cash flows from investing activities:
     Purchase of equipment and leasehold
       improvements                                      (200)            (396)
                                                 ------------     ------------

Cash flows from financing activities:
     Net borrowings under lines-of-credit                 450               --
     Proceeds from issuance of long-term debt              --              307
     Principal payments on long-term debt              (1,509)          (1,821)
     Proceeds from exercise of stock options                6                8
                                                 ------------     ------------

                      Net cash used by
                        financing activities           (1,053)          (1,506)
                                                 ------------     ------------

Net decrease in cash                                   (1,976)          (2,641)

Cash at beginning of period                             2,825            6,659
                                                 ------------     ------------

Cash at end of period                            $        849            4,018
                                                 ============     ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                      $        674              362
                                                 ============     ============
     Cash paid for income taxes, net of refunds  $       (433)           1,192
                                                 ============     ============


See accompanying notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 2000. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc. and subsidiaries at December 31, 2000 and the results of their operations and cash flows for the three months ended December 31, 2000 and 1999.

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

The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. It also claims that the Company has breached an obligation to indemnify the former President in connection with pending securities litigation against the Company and certain of its directors and former officers. No trial date has yet been set.

It is impossible to evaluate the impact that the above actions, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company intends to defend itself vigorously in these actions.

3.       SEGMENT INFORMATION

Management evaluates operations and makes key strategic and resource decisions based on two different operating segments: the Utilities Division which uses its industry expertise and proprietary GIS systems for data conversion for electric, gas and municipal utility customers; and the Land Division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivable and revenue earned in excess of billings. Segment data for fiscal year 2000 has been presented for comparative purposes.

Interest expense and other non-segment specific expenses are not allocated to individual segments in determining the Company's performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes.


                                                               NON-
                                         UTILITIES    LAND    SEGMENT   TOTAL
                                         ---------   ------   -------   -----
THREE MONTHS ENDED DECEMBER 31, 2000
      Operations
      Revenues                            $10,253     4,488        --   14,741
      Loss from operations                    (86)      (11)       --      (97)
      Interest expense, net                    --        --      (679)    (679)
      Other                                    --        --        41       41
                                                                       -------

           Net loss                            --        --        --     (735)
                                                                       =======

      Assets at December 31, 2000
      Segment assets                      $29,399    10,611        --   40,010
      Non-segment assets                       --        --     6,832    6,832
                                                                       -------
      Consolidated Assets                      --        --        --   46,842
                                                                       =======

THREE MONTHS ENDED DECEMBER 31, 1999
      Operations
      Revenues                            $12,029     4,814        --   16,843
      Loss from Operations                 (1,514)   (2,112)       --   (3,626)
      Interest expense, net                    --        --      (501)    (501)
      Other                                    --        --       (25)     (25)
      Income tax expense (benefit)             --        --    (1,475)  (1,475)
                                                                       -------

           Net loss                            --        --        --   (2,677)
                                                                       =======

      Assets at September 30, 2000
      Segment assets                      $29,038    11,997        --   41,035
      Non-segment assets                       --        --     9,227    9,227
                                                                       -------
      Consolidated Assets                      --        --        --   50,262
                                                                       =======

4.       SUBSEQUENT EVENT

On February 2, 2001 the Company announced it had signed a letter of intent to sell substantially all of the assets of its Colorado Springs, Colorado-based land mapping office for $9.0 million in cash and the assumption of certain liabilities. Completion of the transaction, which is contingent on customary approvals, is anticipated before May 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-Q, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY'S STRATEGY, FUTURE SALES, FUTURE EXPENSES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-Q, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-Q. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1. BUSINESS--"RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

OVERVIEW

ASI, a provider of data conversion and digital mapping services to users of customized geographic information systems, was founded in 1981. From 1981 to 1990, the Company experienced steady growth in revenues with periodic fluctuations in financial results. In 1990, the Company implemented a growth strategy, including improving and standardizing operating controls and procedures, investing in infrastructure, upgrading the Company's proprietary software, and establishing capital sources.

In 1995, ASI embarked on an acquisition strategy that included consolidation of the fragmented GIS services industry. The Company completed four strategic acquisitions that expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise.

In conjunction with these acquisitions, the Company recorded goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired in utility business acquisitions. The Company assigned a useful life of 15 years to the goodwill acquired in these business acquisitions, representing the expected period of benefit from the acquisitions. As of December 31, 2000, goodwill, net of accumulated amortization and impairment charges, was $3.8 million. The Company believes the remaining amortization period is appropriate based on the forecasted operating results of the Company and the Utility Division.

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

Backlog increases when new contracts are signed and decreases as revenue is recognized. As of December 31, 2000, backlog was $39.9 million as compared with $53.2 million as of September 30, 2000. Changes in market conditions were encountered in fiscal 1999 and persist through December 31, 2000 that resulted in a reduction of timely order flow to the company and reduced the customer order backlog. Management believes these adverse market conditions were primarily caused by the consolidation in the utility industry, the Company's adverse financial results for fiscal year 2000 and increased competition from companies with offshore operations.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

                                                          Three Months Ended
                                                              December 31
                                                         2000            1999
                                                         ----            ----

PERCENTAGE OF REVENUES:
Revenues                                                100.0%          100.0%
Costs and expenses
     Salaries, wages and related benefits                52.2            74.5
     Subcontractor costs                                 21.4            17.6
     Other general and administrative                    21.3            22.1
     Depreciation and amortization                        5.8             7.4
                                                 ------------     -----------

Loss from operations                                     (0.7)          (21.6)
Other expense, net                                       (4.3)           (3.1)
                                                 ------------     -----------

Loss before income taxes                                 (5.0)          (24.7)
Income tax expense (benefit)                               --            (8.8)
                                                 ------------     -----------

Net loss                                                 (5.0)%         (15.9)%
                                                 ============     ===========


THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES. The Company's revenues are recognized as services are performed. Revenues decreased $2.1 million to $14.7 million for the first three months of fiscal 2001 from $16.8 million for the first three months of fiscal 2000 as a result of a reduction in revenue generating capacity and a lower level of new contract signings during fiscal 2000.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 38.7% to $7.7 million for the first three months of fiscal 2001 from $12.5 million for the first three months of fiscal 2000, as a result of reductions in the Company's workforce. The reductions in the workforce were a result of reduced anticipated revenue volume and the Company's decision to subcontract a higher percentage of its production work to offshore subcontractors. As a percentage of revenues, salaries, wages and related benefits decreased to 52.2% for the first three months of fiscal 2001 from 74.5% for the first three months of fiscal 2000.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 6.4% to $3.2 million for the first three months of fiscal 2001 from $3.0 million for the first three months of fiscal 2000, and increased as a percentage of revenues to 21.4% for the first three months of fiscal 2001 from 17.6% for the first three months of fiscal 2000. The percentage of subcontractor costs as a percentage of revenues was higher as a result of the Company's transition to subcontracting a greater percentage of its production offshore.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 15.3% to $3.2 million for the first three months of fiscal 2001 from $3.7 million for the first three months of fiscal 2000, as a result of reductions in workforce. As a percentage of revenues, other general and administrative costs decreased to 21.3% for the first three months of fiscal 2001 from 22.1% for the first three months of fiscal 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, less a $16.5 million valuation allowance established in September 2000, as well as depreciation of certain of the Company's operating assets. For the first three months of fiscal 2001, depreciation and amortization decreased 31.9% to $852,000 from $1.3 million for the first three months of fiscal 2000 due to lower asset amounts after the valuation allowance. As a percentage of revenues, depreciation and amortization decreased to 5.8% for the first three months of fiscal 2001 from 7.4% in the first three months of fiscal 2000.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 35.5% to $679,000 for the first three months of fiscal 2001 from $501,000 for the first three months of fiscal 2000, as a result of increased borrowings outstanding and higher interest rates.

INCOME TAXES. As a result of the uncertainty that sufficient taxable income can be recognized to realize additional deferred tax assets, no income tax benefit is recognized for the first three months of fiscal 2001. In comparison, an income tax benefit of $1.5 million was recognized for the first three months of fiscal 2000. The Company's effective income tax rate for the first three months of fiscal 2001 was 0.0%, in comparison to 35.5% for fiscal 2000.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) relates to the after tax change in value of marketable equity securities owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. As of December 31, 2000, the Company had $6.3 million in borrowings outstanding on its working capital lines-of-credit and $14.9 million on its term debt.

The Company was in violation of certain financial covenants at times during fiscal 2000. The Company and its senior lenders renegotiated the terms and conditions of the debt facility through a series of waivers and amendments to the debt facility. The debt facility contains restrictive covenants that require, among other things, the maintenance of certain financial ratios and include limitations on capital expenditures, asset sales, incremental debt and dividend payments. The debt facility is secured by substantially all assets of the Company.

The lines-of-credit provided for borrowings of $7,500,000 at December 31, 2000 and September 30, 2000. The interest rate was prime rate plus 2.00% (11.50%) at December 31, 2000. The availability of borrowings at December 31, 2000 is based on eligible accounts receivable, which exceeds $7,500,000 at December 31, 2000. The line-of-credit agreement expires September 1, 2001.

The term debt requires quarterly installments with interest based on prime rate plus 2.00% (11.50%) at December 31, 2000. The terms of the debt facility were further amended on December 28, 2000 when senior lenders extended principal payments totaling $5,225,000 until March 1, 2001 (or under certain circumstances to April 1, 2001). The interest rate increased an additional 1.50% per annum beginning January 1, 2001 on the total line-of-credit and term debt balance and remains in effect until the principal payment is made. The term debt matures October 1, 2001.

On February 2, 2001 the Company announced it had signed a letter of intent to sell substantially all of the assets of its Colorado Springs, Colorado-based land mapping office for $9.0 million in cash and the assumption of certain liabilities. The proceeds will be used to reduce corporate debt burden and to reduce interest costs. Completion of the transaction, which is contingent on customary approvals, is anticipated before May 2001. Management expects senior lenders to approve postponement of the principal payment until the transaction is completed.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and the first quarter of fiscal 2001, the Company experienced significant losses with corresponding reductions in working capital and net worth and a substantial portion of its bank debt is included in current liabilities as of December 31, 2000 because it is due within one year. The Company's revenues and backlog has also decreased substantially since 1999. Also, the Company is a defendant in a shareholder class action that could adversely impact its financial position. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Since joining the Company in July 2000, the Chief Executive Officer and the Company's new management team have been developing operational and financial restructuring plans designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. Under this new leadership, the Company implemented plans to reduce non-core spending activities, reduce overhead, outsource certain components of projects and renegotiate its bank agreements. The Company is also actively pursuing additional financing alternatives that include new strategic investors, or potentially selling substantial company assets. Although management has developed strategies to meet the revised principal payments, there is no certainty that such strategies will be successful in the planned timeframe. The bank's willingness to further postpone principal payments cannot be assured.

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

Net cash used by the Company's operating activities was $0.7 million for the first three months of both fiscal years 2001 and 2000, respectively. At December 31, 2000, the working capital in contract-related accounts was equivalent to 177 days sales outstanding, up from 176 days at September 30, 2000. The Company believes that this level of investment is reflective of the normal operating range of days sales outstanding.

Cash used by investing activities for the first three months of fiscal year 2001 was $200,000 and $396,000 in 2000. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash used by financing activities for the first three months of fiscal year 2001 was $1.1 million as compared to $1.5 million used by financing activities for the first three months of fiscal 2000. Financing activities consisted primarily of net borrowings and payments under lines-of-credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $21.2 million was outstanding as of December 31, 2000.

Assuming December 31, 2000 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's annual interest expense by $212,000.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

The Company and certain of its directors and former officers have been named as defendants in thirteen putative securities class action complaints that were filed in the United States District Court for the Southern District of Indiana (the "Court") beginning on February 2, 2000. On May 12, 2000, the Court consolidated the thirteen actions into one complaint. On July 26, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint on behalf of themselves and a putative class consisting of all persons, other than defendants and their affiliates, who purchased the Company's common stock on the open market during the period from January 25, 1999, through and including March 7, 2000. The plaintiff's allege that the Company and the individual defendants violated the federal securities laws, which prohibit fraud in connection with the purchase or sale of securities, by knowingly or recklessly issuing financial statements that failed to comply with generally accepted accounting principles. The plaintiffs seek an award of compensatory damages, including interest thereon, and attorneys' fees and other costs.

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

The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. It also claims that the Company has breached an obligation to indemnify the former President in connection with pending securities litigation against the Company and certain of its directors and former officers. No trial date has yet been set. The Company intends to defend itself vigorously in this matter.


ITEM 5.  OTHER INFORMATION.

On February 2, 2001 the Company announced it had executed a letter of intent to sell substantially all of the assets of its Colorado Springs, Colorado office to The Sanborn Map Company, Inc. The press release is set forth as an Exhibit in
Item 6 below.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 99: Press Release dated February 2, 2001 announcing the Letter of Intent to sell substantially all of the assets of the Colorado Springs office.

Forms 8-K:   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Analytical Surveys, Inc.
                                                                   (Registrant)


             Date: February 14, 2001                      /s/ J. Norman Rokosh
                                         -------------------------------------
                                                              J. Norman Rokosh
                                         President and Chief Executive Officer



             Date: February 14, 2001                 /s/  Michael A. Renninger
                                         -------------------------------------
                                                          Michael A. Renninger
                                                       Chief Financial Officer