Form 10-Q
period 2001-03-31
ANALYTICAL SURVEYS INC
filed 2001-05-15
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
           X    Quarterly Report Pursuant to Section 13 or 15(d)
          ---        of the Securities Exchange Act of 1934


                         For the quarterly period ended
                                 MARCH 31, 2001
                                       or
          ---   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
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


The number of shares of common stock outstanding as of May 15, 2001 was 6,977,794.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                            March 31,   September 30,
                                                              2001          2000
                                                              ----          ----
                                                          (Unaudited)
ASSETS
Current assets:
     Cash                                                   $  1,108         2,825
     Accounts receivable, net of allowance for doubtful
         accounts of $1,077 and $434                          10,139        12,840
     Revenue in excess of billings                            15,525        18,018
     Deferred income taxes                                     1,968         1,968
     Income tax receivable                                        35         3,145
     Prepaid expenses and other                                  435           517
                                                            --------      --------

         Total current assets                                 29,210        39,313
                                                            --------      --------

Equipment and leasehold improvements, at cost:
     Equipment                                                15,676        15,363
     Furniture and fixtures                                    1,648         1,720
     Leasehold improvements                                    1,104         1,104
                                                            --------      --------
                                                              18,428        18,187
     Less accumulated depreciation and amortization          (13,309)      (11,872)
                                                            --------      --------
                                                               5,119         6,315
                                                            --------      --------

Deferred income taxes                                            726           432
Goodwill net of accumulated amortization
     of $5,065 and $4,911                                      3,708         3,862
Investment securities                                             74           340
                                                            --------      --------

         Total assets                                       $ 38,837        50,262
                                                            ========      ========

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 March 31,   September 30,
                                                                   2001          2000
                                                                   ----          ----
                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Lines-of-credit                                             $  7,100         5,890
     Current portion of long-term debt                              9,337        13,555
     Billings in excess of revenue                                    882         1,850
     Accounts payable and other accrued liabilities                 6,104         7,833
     Accrued payroll and related benefits                           3,108         3,112
                                                                 --------      --------

         Total current liabilities                                 26,531        32,240

Long-term debt, less current portion                                5,489         5,952
                                                                 --------      --------

         Total liabilities                                         32,020        38,192
                                                                 --------      --------

Stockholders' equity:
     Common stock; no par value.  Authorized 100,000 shares;
         6,978 and 6,974 shares issued and outstanding
         at March 31, and September 30, respectively               32,191        32,185
     Accumulated other comprehensive loss                            (385)         (119)
     Accumulated deficit                                          (24,989)      (19,996)
                                                                 --------      --------
         Total stockholders' equity                                 6,817        12,070
                                                                 --------      --------

         Total liabilities and stockholders' equity              $ 38,837        50,262
                                                                 ========      ========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    MARCH 31,                   MARCH 31,
                                                               2001          2000          2001          2000
                                                               ----          ----          ----          ----
Revenues                                                     $ 11,849        17,955        26,589        34,798

Costs and expenses
     Salaries, wages and related benefits                       7,470        13,004        15,158        25,544
     Subcontractor costs                                        2,680         2,755         5,833         5,717
     Other general and administrative                           3,499         4,019         6,645         7,733
     Depreciation and amortization                                792         1,229         1,643         2,481
     Severance and related costs                                  210         1,755           210         1,755
                                                             --------      --------      --------      --------
                                                               14,651        22,762        29,489        43,230
                                                             --------      --------      --------      --------

                  Loss from operations                         (2,802)       (4,807)       (2,900)       (8,432)
                                                             --------      --------      --------      --------

Other income (expense)
     Interest expense, net                                       (672)         (610)       (1,351)       (1,111)
     Litigation settlement costs                                 (748)           --          (748)           --
     Other                                                        (35)          (66)            6           (91)
                                                             --------      --------      --------      --------
                                                               (1,455)         (676)       (2,093)       (1,202)
                                                             --------      --------      --------      --------

                  Loss before income taxes and
                     extraordinary item                        (4,257)       (5,483)       (4,993)       (9,634)

Income tax benefit                                                 --         2,142            --         3,617
                                                             --------      --------      --------      --------

                  Loss before extraordinary item               (4,257)       (3,341)       (4,993)       (6,017)

Extraordinary loss on extinguishment of debt, net of tax           --           209            --           209
                                                             --------      --------      --------      --------

                  Net loss                                     (4,257)       (3,550)       (4,993)       (6,226)


Other comprehensive income (loss), net of income taxes           (127)         (616)         (266)          331
                                                             --------      --------      --------      --------

                  Comprehensive loss                         $ (4,384)       (4,166)       (5,259)       (5,895)
                                                             ========      ========      ========      ========
Basic and diluted loss per common share:
     Loss before extraordinary item                          $  (0.61)        (0.48)        (0.72)        (0.87)
     Extraordinary loss                                            --         (0.03)           --         (0.03)
     Net loss                                                $  (0.61)        (0.51)        (0.72)        (0.90)

Weighted average common shares:
     Basic                                                      6,978         6,956         6,978         6,953
                                                             ========      ========      ========      ========
     Diluted                                                    6,983         7,048         6,983         7,067
                                                             ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                 March 31,
                                                                             2001         2000
                                                                             ----         ----
Cash flow from operating activities:
     Net loss                                                              $(4,993)      (6,226)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                       1,643        2,481
         Extraordinary loss on extinguishment of debt                           --          209
         Deferred income tax benefit                                          (294)      (2,084)
         Tax benefit relating to exercise of stock options                      --           37
         Changes in operating assets and liabilities:
                  Accounts receivable, net                                   2,701          111
                  Revenue in excess of billings                              2,493          238
                  Income taxes                                               3,110       (3,017)
                  Prepaid expenses and other                                    82          419
                  Billings in excess of revenue                               (968)       1,019
                  Accounts payable and other accrued liabilities            (1,729)       2,558
                  Accrued payroll and related benefits                          (4)        (808)
                                                                           -------      -------
                      Net cash provided/(used) by operating
                           activities                                        2,041       (5,063)
                                                                           -------      -------

Cash flow from investing activities:
     Purchase of equipment and leasehold improvements                         (293)      (1,443)
     Proceeds from sale of equipment                                            --          178
                                                                           -------      -------
                      Net cash used by investing activities                   (293)      (1,265)
                                                                           -------      -------

Cash flow from financing activities:
     Net borrowings under lines-of-credit                                    1,210        4,350
     Principal payments on long-term debt                                   (4,681)      (3,457)
     Proceeds from exercise of stock options                                     6           87
                                                                           -------      -------

                      Net cash provided/(used) by financing activities      (3,465)         980
                                                                           -------      -------

Net decrease in cash                                                        (1,717)      (5,348)

Cash at beginning of period                                                  2,825        6,659
                                                                           -------      -------

Cash at end of period                                                      $ 1,108        1,311
                                                                           =======      =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                $ 2,097          925
                                                                           =======      =======
     Cash paid for income taxes, net of refunds                            $(2,816)       1,192
                                                                           =======      =======


See accompanying notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 2000. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2000.

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc. and subsidiaries at March 31, 2001 and the results of their operations and cash flows for the six months ended March 31, 2001 and 2000.

2.   LITIGATION

The Company has been named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On April 4, 2001, the Company entered into an agreement in principle to settle this lawsuit against the Company and certain of its directors and former officers. The proposed settlement provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4 million, of which the Company is contributing $100,000 of cash, and approximately 1,256,000 shares of the Company's common stock for the class of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash is being contributed by the Company's insurance company. The agreement in principle with the plaintiffs is subject to various conditions, including execution of a Memorandum of Understanding and Stipulation of Settlement, preliminary approval by the Court, notice to the class and final approval by the Court after a hearing. The Company's cost of this settlement is estimated at $748,000 based on the cash contribution, and the value of the common shares on the date of the agreement in principle. This cost has been included in the financial results of the Company in the fiscal quarter ended March 31, 2001.

The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. It also claims that the Company has breached an obligation to indemnify Mr. Corder in connection with pending securities lawsuit against the Company and certain of its directors and former officers. A trial date of November 13, 2001 has been set. It is impossible to evaluate what the impact of this action, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company intends to defend itself vigorously in this action.

3.   SEGMENT INFORMATION

Management evaluates operations and makes key strategic and resource decisions based on two different operating segments: the Utilities Division which uses its industry expertise and proprietary GIS systems for data conversion for electric, gas and municipal utility customers; and the Land Division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. On April 27, 2001, the Company sold substantially all the assets of the Land Division. See Note 4, Subsequent Events, for further information. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivable and revenue earned in excess of billings.

Interest expense and other non-segment specific expenses are not allocated to individual segments in determining the Company's performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes.




                                                                              NON-
                                               UTILITIES        LAND        SEGMENT        TOTAL
                                               ---------        ----        -------        -----
THREE MONTHS ENDED MARCH 31, 2001
      Operations
      Revenues                                 $  7,666         4,182            --        11,848
      Loss from operations                       (1,688)       (1,114)           --        (2,802)
      Interest expense, net                          --            --          (672)         (672)
      Litigation settlement costs                    --            --          (748)         (748)
      Other                                          --            --           (35)          (35)
                                                                                         --------

           Net loss                                  --            --            --        (4,257)
                                                                                         ========

SIX MONTHS ENDED MARCH 31, 2001
      Operations
      Revenues                                 $ 17,919         8,670                      26,589
      Loss from operations                       (1,774)       (1,126)           --        (2,900)
      Interest expense, net                          --            --        (1,351)       (1,351)
      Litigation settlement costs                    --            --          (748)         (748)
      Other                                          --            --             6             6
                                                                                         --------

           Net loss                                  --            --            --        (4,993)
                                                                                         ========

      Assets at March 31, 2001
      Segment assets                           $ 24,996         9,495            --        34,491
      Non-segment assets                             --            --         4,346         4,346
                                                                                         --------
      Consolidated Assets                            --            --            --        38,837
                                                                                         ========

                                                                              NON-
                                               UTILITIES        LAND        SEGMENT        TOTAL
                                               ---------        ----        -------        -----
THREE MONTHS ENDED MARCH 31, 2000
      Operations
      Revenues                                 $ 12,661         5,294            --        17,955
      Loss from operations                       (2,033)       (2,774)           --        (4,807)
      Interest expense, net                          --            --          (610)         (610)
      Other                                          --            --           (66)          (66)
      Income tax benefit                             --            --         2,142         2,142
      Extraordinary loss on extinguishment
        of debt                                      --            --          (209)         (209)
                                                                                         --------

           Net loss                                  --            --            --        (3,550)
                                                                                         ========
SIX MONTHS ENDED MARCH 31, 2000
      Operations
      Revenues                                 $ 24,690        10,108            --        34,798
      Loss from operations                       (3,547)       (4,885)           --        (8,432)
      Interest expense, net                          --            --        (1,111)       (1,111)
      Other                                          --            --           (91)          (91)
      Income tax benefit                             --                       3,617         3,617
      Extraordinary loss on extinguishment
        of debt                                      --            --          (209)         (209)
                                                                                         --------

           Net loss                                  --            --            --        (6,226)
                                                                                         ========

      Assets at September 30, 2000
      Segment assets                           $ 29,038        11,997            --        41,035
      Non-segment assets                             --            --         9,227         9,227
                                                                                         --------
      Consolidated Assets                            --            --            --        50,262
                                                                                         ========

4.   SUBSEQUENT EVENTS

On April 27, 2001, the Company completed the sale of substantially all of the assets of its Colorado Springs, Colorado-based land mapping office for an aggregate of approximately $9.0 million in cash and the assumption of certain liabilities. The Company transferred approximately $2.4 million of net working capital and $2.2 million of net book value of equipment and leasehold improvements to the buyer, and is expected to record a gain on sale of approximately $3.1 million after transaction and other expenses. The Company used the proceeds of the transaction to reduce its line of credit, lease and term debt by a total of $6.0 million, pay Colorado-related liabilities of approximately $1.2 million, pay transaction expenses of approximately $700,000, and fund other operating expenses.

On May 1, 2001, the Company announced it had completed a Waiver Agreement and Amendment No. 10 to Credit Agreement and Other Loan and Lease Documents with its Senior Lenders. The Agreement is dated April 26, 2001 but is effective March 31, 2001. The Agreement waives any financial covenant and payment defaults, lowers interest rates, changes loan maturity dates, and reduces the total amount available on the line of credit to the amount outstanding on April 26, 2001 of $4.4 million. The most significant default which was waived related to delinquent principal payments resulting from the delay in consummating the sale of the Colorado Springs office. Upon the completion of that transaction, the Company fulfilled its obligation to pay a total of $6.0 million of the proceeds of the transaction as principal payments on the line of credit, term and lease debt. The interest rate on $5.0 million of term debt has been reduced to zero. The remaining term debt will bear interest at prime rate plus 1.0%. The non-interest bearing portion of term debt has been extended to October 1, 2002 and the interest-bearing portion is due December 31, 2001. The Agreement requires the Company to obtain a commitment letter from a replacement lender for its line of credit by May 31, 2001 and to repay the Senior Lenders' line of credit balance by June 30, 2001. The Company is working with potential lending and equity sources, but there is no assurance it will be successful within the time constraints and that the Senior Lenders will not accelerate the maturity of the loans.


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

In conjunction with these acquisitions, the Company recorded goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired in utility business acquisitions. The Company assigned a useful life of 15 years to the goodwill acquired in these business acquisitions, representing the expected period of benefit from the acquisitions. As of March 31, 2001, goodwill, net of accumulated amortization and impairment charges, was $3.7 million. The Company believes the remaining amortization period is appropriate based on the forecasted operating results of the Company and the Utility Division.

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

Backlog increases when new contracts are signed and decreases as revenue is recognized. As of March 31, 2001, backlog was $35.6 million as compared with $78.3 million as of March 31, 2000. Changes in market conditions were encountered in fiscal 1999 and have persisted through March 31, 2001. Management believes these adverse market conditions were primarily caused by the consolidation in the utility industry, and increased competition from companies with offshore operations. Those market changes, together with the impact of the Company's adverse financial results for fiscal year 2000 and the securities litigation, have resulted in a reduction of timely order flow to the Company and reduced the customer order backlog.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenues:

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   MARCH 31,               MARCH 31,
                                               2001        2000        2001        2000
                                               ----        ----        ----        ----
PERCENTAGE OF REVENUES:
Revenues                                      100.0%      100.0%      100.0%      100.0%
Costs and expenses
     Salaries, wages and related benefits      63.0        72.4        57.0        73.4
     Subcontractor costs                       22.6        15.3        21.9        16.4
     Other general and administrative          29.5        22.4        25.0        22.2
     Depreciation and amortization              6.7         6.8         6.2         7.1
     Severance and related costs                1.8         9.8         0.8         5.1
                                              -----       -----       -----       -----

Loss from operations                          (23.6)      (26.7)      (10.9)      (24.2)

Litigation settlement costs                    (6.3)         --        (2.8)         --
Other (expense), net                           (6.0)       (3.8)       (5.1)       (3.5)
                                              -----       -----       -----       -----

Loss before income taxes
     And extraordinary loss                   (35.9)      (30.5)      (18.8)      (27.7)
Income tax benefit                               --        11.9          --        10.4
                                              -----       -----       -----       -----

Loss before extraordinary loss                (35.9)      (18.6)      (18.8)      (17.3)

Extraordinary loss                               --         1.2          --          .6
                                              =====       =====       =====       =====

Net loss                                      (35.9%)     (19.8%)     (18.8%)     (17.9%)
                                              =====       =====       =====       =====


THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES. The Company's revenues are recognized as services are performed. Revenues decreased $6.2 million to $11.8 million for the three months ended March 31, 2001 from $18.0 million for the same three month period of fiscal 2000 as a result of a reduction in revenue generating capacity and a lower level of new contract signings during fiscal 2001.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 42.6% to $7.5 million for the three months ended March 31, 2001 from $13.0 million for the three months ended March 31, 2000, as a result of reductions in the Company's workforce. The reductions in the workforce were a result of reduced anticipated revenue volume and the Company's decision to subcontract a higher percentage of its production work to offshore subcontractors. As a percentage of revenues, salaries, wages and related benefits decreased to 63.0% for the three months ended March 31, 2001 from 72.4% for the same three month period of fiscal 2000.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 2.7% to $2.7 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000, and increased as a percentage of revenues to 22.6% for the three months ended March 31, 2001 from 15.3% for the same period of fiscal 2000. The percentage of subcontractor costs as a percentage of revenues was higher as a result of the Company's transition to subcontracting a greater percentage of its production offshore.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 12.9% to $3.5 million for the three months ended March 31, 2001 from $4.0 million for the same period of fiscal 2000, as a result of reductions in workforce. As a percentage of revenues, other general and administrative costs increased to 29.5% for the three months ended March 31, 2001 from 22.4% for the same period of fiscal 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, less a $16.5 million valuation allowance established in September 2000, as well as depreciation of certain of the Company's operating assets. For the three months ended March 31, 2001, depreciation and amortization decreased 35.6% to $792,000 from $1.2 million for the same period of fiscal 2000 due to lower asset amounts after a valuation allowance. As a percentage of revenues, depreciation and amortization decreased to 6.7% for the three months ended March 31, 2001 from 6.8% in the same period of fiscal 2000.

SEVERANCE AND RELATED COSTS. The Company incurred one-time officer severance costs of $210,000 for the three months ended March 31, 2001 and one-time officer severance, legal, accounting and consulting expenses of $1.8 million associated with officer resignations and the in-depth review of contract cost-of-completion assumptions and accounting systems for the three months ended March 31, 2000. Severance and related costs represent 1.8% of revenues for the three months ended March 31, 2001 compared to 9.8% for the three months ended March 31, 2000.

LITIGATION SETTLEMENT COSTS. Litigation settlement costs of $748,000 relate to the Company's cost to settle a consolidated putative securities class action lawsuit against the Company and certain of its directors and former officers. Such costs include a $100,000 cash payment and the value of 1,256,000 common shares on the date of the agreement in principle. Litigation settlement costs represent 6.3% of revenues for the three months ended March 31, 2001.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 10.2% to $672,000 for the three months ended March 31, 2001 from $610,000 for the same period of fiscal 2000, as a result of increases in interest rates more than offsetting debt reduction.

INCOME TAXES. As a result of the uncertainty that sufficient taxable income can be recognized to realize additional deferred tax assets, no income tax benefit is recognized for the three months ended March 31, 2001. In comparison, an income tax benefit of $2.1 million was recognized for the same period of fiscal 2000. The Company's effective income tax rate for the three months ended March 31, 2001 was 0.0%, in comparison to 41.6% for the same period of fiscal 2000.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) relates to the after tax change in value of marketable equity securities owned by the Company.


SIX MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES. The Company's revenues are recognized as services are performed. Revenues decreased $8.2 million to $26.6 million for the first six months of fiscal 2001 from $34.8 million for the first six months of fiscal 2000 as a result of a reduction in revenue generating capacity and a lower level of new contract signings during fiscal 2001.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 40.7% to $15.2 million for the first six months of fiscal 2001 from $25.5 million for the first six months of fiscal 2000, as a result of reductions in the Company's workforce. The reductions in the workforce were a result of reduced anticipated revenue volume and the Company's decision to subcontract a higher percentage of its production work to offshore subcontractors. As a percentage of revenues, salaries, wages and related benefits decreased to 57.0% for the first six months of fiscal 2001 from 73.4% for the first six months of fiscal 2000.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 2.0% to $5.8 million for the first six months of fiscal 2001 from $5.7 million for the first six months of fiscal 2000, and increased as a percentage of revenues to 21.9% for the first six months of fiscal 2001 from 16.4% for the first six months of fiscal 2000. The percentage of subcontractor costs as a percentage of revenues was higher as a result of the Company's transition to subcontracting a greater percentage of its production offshore.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 14.1% to $6.6 million for the first six months of fiscal 2001 from $7.7 million for the first six months of fiscal 2000, as a result of reductions in workforce. As a percentage of revenues, other general and administrative costs increased to 25.0% for the first six months of fiscal 2001 from 22.2% for the first six months of fiscal 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, less a $16.5 million valuation allowance established in September 2000, as well as depreciation of certain of the Company's operating assets. For the first six months of fiscal 2001, depreciation and amortization decreased 33.8% to $1.6 million from $2.5 million for the first six months of fiscal 2000 due to lower asset amounts after a valuation allowance. As a percentage of revenues, depreciation and amortization decreased to 6.2% for the first six months of fiscal 2001 from 7.1% in the first six months of fiscal 2000.

SEVERANCE AND RELATED COSTS. The Company incurred one-time officer severance costs of $210,000 for the six months ended March 31, 2001 and one-time officer severance, legal, accounting and consulting expenses of $1.8 million associated with officer resignations and the in-depth review of contract cost-of-completion assumptions and accounting systems for the six months ended March 31, 2000. Severance and related costs represent 0.8% of revenues for the six months ended March 31, 2001 compared to 5.1% for the six months ended March 31, 2000.

LITIGATION SETTLEMENT COSTS. Litigation settlement costs of $748,000 relate to the Company's cost to settle a consolidated putative securities class action lawsuit against the Company and certain of its directors and former officers. Such costs include a $100,000 cash payment and the value of 1,256,000 common shares on the date of the agreement in principle. Litigation settlement costs represent 2.8% of revenues for the six months ended March 31, 2001.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense increased 21.6% to $1.4 million for the first six months of fiscal 2001 from $1.1 million for the first six months of fiscal 2000, as a result of increases in interest rates more than offsetting debt reduction.

INCOME TAXES. As a result of the uncertainty that sufficient taxable income can be recognized to realize additional deferred tax assets, no income tax benefit is recognized for the first six months of fiscal 2001. In comparison, an income tax benefit of $3.6 million was recognized for the first six months of fiscal 2000. The Company's effective income tax rate for the first six months of fiscal 2001 was 0.0%, in comparison to 38.0% for fiscal 2000.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) relates to the after tax change in value of marketable equity securities owned by the Company.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. As of March 31, 2001, the Company had $7.1 million in borrowings outstanding on its working capital lines-of-credit and $12.5 million on its term debt. The effective interest rate on the line of credit and term debt was prime rate plus 3.5% (11.5% at March 31, 2001). The availability of the line of credit is based on eligible accounts receivable, which exceeds $7.1 million at March 31, 2001.

On May 1, 2001, the Company announced it had completed a Waiver Agreement and Amendment No. 10 to Credit Agreement and Other Loan and Lease Documents with its Senior Lenders. The Agreement was dated April 26, 2001 but is effective March 31, 2001. The Agreement waives any financial covenant defaults, lowers interest rates, and changes loan maturity dates. The most significant financial covenant default related to delinquent principal payments resulting from the delay in consummating the sale of the Colorado Springs office. Upon the completion of that transaction, the Company fulfilled its obligation to pay a total of $6.0 million of the proceeds of the transaction as principal payments on the line of credit, term and lease debt. The interest rate on $5.0 million of term debt has been reduced to zero. The remaining term debt, the balance of which is $5.1 million after the transaction, bears interest at prime rate plus 1.0%. The non-interest bearing portion of term debt has been extended to October 1, 2002 and the interest-bearing portion is due December 31, 2001. The total amount available under the line of credit was reduced to the amount outstanding on April 26, 2001 of $4.4 million and the Agreement requires the Company to obtain a replacement lender for its line of credit by May 31, 2001. The Company is working with potential lending and equity sources but there is no assurance it will be successful within the time constraints and that the Senior Lenders will not accelerate the maturity of the loans. The debt facility is secured by substantially all assets of the Company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and the first half of fiscal 2001, the Company experienced significant losses with corresponding reductions in working capital and net worth, and a substantial portion of its bank debt is included in current liabilities as of March 31, 2001 because it is due within one year. The Company's revenues and backlog have also decreased substantially since 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Since joining the Company in July 2000, the Chief Executive Officer and the Company's new management team have been developing operational and financial restructuring plans designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. Under this new leadership, the Company implemented plans to reduce non-core spending activities, reduce overhead, outsource certain components of projects and renegotiate its bank agreements. The Company is also actively pursuing additional financing alternatives that include new strategic investors, or potentially selling additional assets. Although management has developed strategies to meet the revised plan, there is no certainty that such strategies will be successful in the planned timeframe.

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

Net cash provided by the Company's operating activities was $2.0 million for the first six months of fiscal 2001 as compared to $5.1 million used for operations in the first six months of fiscal 2000. Cash provided from operations in fiscal 2001 is primarily attributable to the receipt of $2.8 million in tax refunds and more aggressive management of customer receivables and billings.

Cash used by investing activities for the first six months of fiscal year 2001 was $293,000 and $1.3 million in 2000. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash used by financing activities for the first six months of fiscal year 2001 was $3.5 million as compared to $1.0 million provided by financing activities for the first six months of fiscal 2000. Financing activities consisted primarily of net borrowings and payments under lines-of-credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $19.6 million was outstanding as of March 31, 2001. Assuming March 31, 2001 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's annual interest expense by $196,000.

                                     PART II
ITEM 1.  LEGAL PROCEEDINGS.

The Company and certain of its directors and former officers were named as defendants in thirteen putative securities class action complaints that were filed in the United States District Court for the Southern District of Indiana (the "Court") beginning on February 2, 2000. On May 12, 2000, the Court consolidated the thirteen actions into one complaint. On July 26, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint on behalf of themselves and a putative class consisting of all persons, other than defendants and their affiliates, who purchased the Company's common stock on the open market during the period from January 25, 1999, through and including March 7, 2000. The plaintiff's allege that the Company and the individual defendants violated the federal securities laws, which prohibit fraud in connection with the purchase or sale of securities, by knowingly or recklessly issuing financial statements that failed to comply with generally accepted accounting principles. The plaintiffs seek an award of compensatory damages, including interest thereon, and attorneys' fees and other costs.

On September 11, 2000, the Company and the named individual defendants filed motions to dismiss the plaintiffs' Consolidated Amended Class Action. On October 24, 2000, the plaintiffs filed a Memorandum in Opposition to Defendants' Motions to Dismiss the Consolidated Amended Class Action Complaint. The Court has not yet ruled on these motions.

On April 4, 2001, the Company entered into an agreement in principle to settle this lawsuit against the Company and certain of its directors and former officers. The proposed settlement provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4 million, of which the Company is contributing $100,000, and approximately 1,256,000 shares of the Company's common stock for the class of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The agreement in principle with the plaintiffs is subject to various conditions, including execution of a Memorandum of Understanding and Stipulation of Settlement, preliminary approval by the Court, notice to the class and final approval by the Court after a hearing. The Company's cost of this settlement is estimated at $748,000, based on the cash contribution, and the value of the common shares on the date of the agreement in principle. This cost has been included in the financial results of the Company in the fiscal quarter ended March 31, 2001.

The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. It also claims that the Company has breached an obligation to indemnify Mr. Corder in connection with pending securities lawsuit against the Company and certain of its directors and former officers. A trial date of November 13, 2001 has been set. The Company intends to defend itself vigorously in this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 10.25: Waiver Agreement and Amendment No. 10 to Credit Agreement and
               Other Loan and Lease documents between ASI and Bank One, Colorado, N.A. dated as of April 26, 2001.

Exhibit 99: Press Release dated April 5, 2001 announcing "Analytical Surveys Reaches Agreement in Principle to Settle Shareholder Lawsuit."

Forms 8-K:     Date of Report May 2, 2001 Press Release dated April 27, 2001 stating "Analytical Surveys Completes Sale of Colorado Springs office."

               Date of Report May 2, 2001 Press Release dated May 1, 2001 announcing "Analytical Surveys Obtains New Waiver Agreement and Amendment to Credit Agreement from Senior Lenders."


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Analytical Surveys, Inc.
                                          (Registrant)


                Date: May 15, 2001        /s/ J. Norman Rokosh
                                          -------------------------------------
                                          J. Norman Rokosh
                                          President and Chief Executive Officer



                Date: May 15, 2001        /s/ Michael A. Renninger
                                          -------------------------------------
                                          Michael A. Renninger
                                          Chief Financial Officer