Form 10-Q
period 2001-06-30
ANALYTICAL SURVEYS INC
filed 2001-08-14
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  X              Quarterly Report Pursuant to Section 13 or 15(d)
-----                of the Securities Exchange Act of 1934


                         For the quarterly period ended
                                  JUNE 30, 2001
                                       or
-----            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
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


The number of shares of common stock outstanding as of August 14, 2001 was 6,977,794.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         June 30,  September 30,
                                                           2001        2000
                                                           ----        ----
                                                       (Unaudited)
ASSETS
Current assets:
     Cash                                              $     867       2,825
     Accounts receivable, net of allowance for
         doubtful accounts of $1,066 and $434              9,643      12,840
     Revenue in excess of billings                        10,352      18,018
     Deferred income taxes                                 1,968       1,968
     Income tax receivable                                    33       3,145
     Prepaid expenses and other                            1,209         517
                                                       ---------    --------

         Total current assets                             24,072      39,313
                                                       ---------    --------

Equipment and leasehold improvements, at cost:
     Equipment                                             8,101      15,363
     Furniture and fixtures                                  830       1,720
     Leasehold improvements                                  713       1,104
                                                       ---------    --------
                                                           9,644      18,187
     Less accumulated depreciation and amortization       (7,147)    (11,872)
                                                       ---------    --------
                                                           2,497       6,315
                                                       ---------    --------

Deferred income taxes                                        726         432
Goodwill net of accumulated amortization
     of $5,140 and $4,911                                  3,633       3,862
Investment securities                                        123         340
                                                       ---------    --------

         Total assets                                  $  31,051      50,262
                                                       =========    ========

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   June 30,    September 30,
                                                                     2001          2000
                                                                     ----          ----
                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Lines-of-credit                                               $  4,400          5,890
     Current portion of long-term debt                               10,932         13,555
     Billings in excess of revenue                                      733          1,850
     Accounts payable and other accrued liabilities                   4,820          7,833
     Accrued payroll and related benefits                             2,165          3,112
                                                                   --------        -------

         Total current liabilities                                   23,050         32,240

Long-term debt, less current portion                                    293          5,952
                                                                   --------        -------

         Total liabilities                                           23,343         38,192
                                                                   --------        -------

Stockholders' equity:
     Common stock; no par value. Authorized 100,000 shares;
         6,978 and 6,974 shares issued and outstanding
         at June 30, and September 30, respectively                  32,191         32,185
     Accumulated other comprehensive loss                              (336)          (119)
     Accumulated deficit                                            (24,147)       (19,996)
                                                                   --------        -------
         Total stockholders' equity                                   7,708         12,070
                                                                   --------        -------

         Total liabilities and stockholders' equity                $ 31,051         50,262
                                                                   ========        =======

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          JUNE 30,                   JUNE 30,
                                                                      2001         2000         2001          2000
                                                                      ----         ----         ----          ----
Revenues                                                          $   7,751        11,708       34,340       46,506

Costs and expenses
     Salaries, wages and related benefits                             5,496        10,118       20,654       35,662
     Subcontractor costs                                              1,550         5,724        7,383       11,441
     Other general and administrative                                 2,327         3,424        8,971       11,339
     Depreciation and amortization                                      551         1,501        2,195        3,982
     Severance and related costs                                         20            --          230        1,755
                                                                  ----------    ----------   ---------    ---------
                                                                      9,944        20,767       39,433       64,179
                                                                  ---------     ---------    ---------    ---------

                  Loss from operations                               (2,193)       (9,059)      (5,093)     (17,673)
                                                                  ----------    ---------    ----------   ----------

Other income (expense)
     Gain on sale of Colorado assets                                  3,342            --        3,342           --
     Interest expense, net                                             (316)         (588)      (1,667)      (1,699)
     Litigation settlement costs                                         --            --         (748)          --
     Other                                                                9           153           15          244
                                                                  ----------    ---------    ---------    ---------
                                                                      3,035          (435)         942       (1,455)
                                                                  ----------    ---------    ---------    ----------

                  Income (loss) before income taxes and
                     extraordinary item                                 842        (9,494)      (4,151)     (19,128)

Income tax benefit                                                       --            --           --       (3,617)
                                                                  ----------    ----------   ---------    ----------

                  Income (loss) before extraordinary item               842        (9,494)      (4,151)     (15,511)

Extraordinary loss on extinguishment of debt, net of tax                 --            --           --          209
                                                                  ----------    ---------    ---------    ---------

                  Net income (loss)                                     842        (9,494)      (4,151)     (15,720)


Other comprehensive income (loss), net of income taxes                   49          (336)        (217)          (5)
                                                                  ---------     ---------    ----------   ----------

                  Comprehensive income (loss)                     $     891        (9,830)      (4,368)     (15,725)
                                                                  =========     ==========   ==========   ==========
Basic and diluted income (loss) per common share:
     Income (loss) before extraordinary item                      $     .12         (1.36)        (.59)       (2.23)
     Extraordinary loss                                           $      --            --           --          .03
     Net income (loss)                                            $     .12         (1.36)        (.59)       (2.26)

Weighted average common shares:
     Basic                                                            6,978         6,974        6,978        6,960
                                                                  =========     =========    =========    =========
     Diluted                                                          6,979         7,040        6,981        7,058
                                                                  =========     =========    =========    =========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                      June 30,
                                                                                2001            2000
                                                                                ----            ----
Cash flow from operating activities:
     Net loss                                                                $  (4,151)       (15,720)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Gain on sale of Colorado assets                                        (3,342)            --
         Depreciation and amortization                                           2,195          3,982
         Extraordinary loss on extinguishment of debt                               --            209
         Deferred income tax benefit                                              (294)        (1,267)
         Tax benefit relating to exercise of stock options                          --             37
         Changes in operating assets and liabilities:
                  Accounts receivable, net                                       1,558           (617)
                  Revenue in excess of billings                                  5,041          8,195
                  Income taxes                                                   3,112            321
                  Prepaid expenses and other                                      (740)           443
                  Billings in excess of revenue                                   (692)          (260)
                  Accounts payable and other accrued liabilities                (2,149)         3,176
                  Accrued payroll and related benefits                            (804)          (285)
                                                                             ---------        -------
                      Net cash used by operating
                           activities                                             (266)        (1,786)
                                                                             ---------        -------

Cash flow from investing activities:
     Purchase of equipment and leasehold improvements                             (329)        (1,821)
     Proceeds from sale of equipment                                                --            178
     Proceeds from sale of Colorado assets                                       8,403             --
                                                                             ---------        -------
                      Net cash provided (used) by investing activities           8,074         (1,643)
                                                                             ---------        -------

Cash flow from financing activities:
     Net borrowings (payments) under lines-of-credit                            (1,490)         4,450
     Principal payments on long-term debt                                       (8,282)        (7,252)
     Proceeds from exercise of stock options                                         6            123
                                                                             ---------        -------

                      Net cash used by financing activities                     (9,766)        (2,679)
                                                                             ---------        -------

Net decrease in cash                                                            (1,958)        (6,108)

Cash at beginning of period                                                      2,825          6,659
                                                                             ---------        -------

Cash at end of period                                                        $     867            551
                                                                             =========        =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                  $   1,825          1,550
                                                                             =========        =======
     Cash paid for income taxes, net of refunds                              $  (2,819)        (2,847)
                                                                             =========        ========

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

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc. and subsidiaries at June 30, 2001 and the results of their operations for the three months and nine months ended June 30, 2001 and 2000 and cash flows for the nine months ended June 30, 2001 and 2000.

2.       LITIGATION

The Company has been named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On April 4, 2001, the Company entered into an agreement in principle to settle this lawsuit against the Company and certain of its directors and former officers. The proposed settlement provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4 million, of which the Company is contributing $100,000 of cash, and approximately 1,256,000 shares of the Company's common stock for the class of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash is being contributed by the Company's insurance company. The agreement in principle with the plaintiffs is subject to final approval by the Court after a hearing. The Company's cost of this settlement, excluding legal fees, is estimated at $748,000 based on the cash contribution and the value of the common shares on the date of the agreement in principle. This cost has been included in the financial results of the Company in the fiscal quarter ended March 31, 2001.

The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. The Court has limited the award under the Colorado Wage Claim Act to a maximum of approximately $88,000. The suit also claims that the Company has breached an obligation to indemnify Mr. Corder in connection with a pending securities lawsuit against the Company and certain of its directors and former officers. A trial date of November 13, 2001 has been set. It is impossible to evaluate what the impact of this action, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company intends to defend itself vigorously in this action.

Two shareholders of the Company, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana, Cause No. 29001-0105 CP 289) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with the Company's acquisition of Cartotech, Inc., in June 1998. The four defendants have sent the Company written demands for indemnification. The Company has tendered the defense of these claims to its insurer. The Company has not been named a party to the suit.

3.       SEGMENT INFORMATION

Management evaluates operations and makes key strategic and resource decisions based on two different operating segments: the Utilities Division which uses its industry expertise and proprietary GIS systems for data conversion for electric, gas and municipal utility customers; and the Land Division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. On April 27, 2001, the Company sold substantially all the assets of the Land Division. See Note 4, Sale of Colorado Assets, for further information. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivable and revenue earned in excess of billings. Management intends to reassess its internal segment reporting based on the sale of the Colorado operation.

Interest expense and other non-segment specific expenses are not allocated to individual segments in determining the Company's performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes.


                                                                NON-
                                        UTILITIES    LAND     SEGMENT    TOTAL
THREE MONTHS ENDED JUNE 30, 2001
      Operations
      Revenues                          $  6,344     1,407        --      7,751
      Loss from operations                (1,518)     (675)       --     (2,193)
      Gain on sale of Colorado assets         --        --     3,342      3,342
      Interest expense, net                   --        --      (316)      (316)
      Litigation settlement costs             --        --        --         --
      Other                                   --        --         9          9
                                                                        -------

           Net income                         --        --        --        842
                                                                        =======

                                                                NON-
                                        UTILITIES    LAND     SEGMENT    TOTAL
NINE MONTHS ENDED JUNE 30, 2001
      Operations
      Revenues                            24,263    10,077        --     34,340
      Loss from operations                (3,292)   (1,801)       --     (5,093)
      Gain on sale of Colorado assets         --        --     3,342      3,342
      Interest expense, net                   --        --    (1,667)    (1,667)
      Litigation settlement costs             --        --      (748)      (748)
      Other                                   --        --        15         15
                                                                        -------

           Net loss                           --        --        --     (4,151)
                                                                        =======

      Assets at June 30, 2001
      Segment assets                      24,288     1,837        --     26,125
      Non-segment assets                      --        --     4,926      4,926
                                                                        -------
      Consolidated Assets                     --        --        --     31,051
                                                                        =======


THREE MONTHS ENDED JUNE 30, 2000
      Operations
      Revenues                          $ 12,000      (292)       --     11,708
      Loss from operations                (6,431)   (2,628)       --     (9,059)
      Interest expense, net                   --        --      (588)      (588)
      Other                                   --        --       153        153
      Income tax benefit                      --        --        --         --
      Extraordinary loss on
        extinguishment of debt                --        --        --         --
                                                                        -------

           Net loss                           --        --        --     (9,494)
                                                                        =======

NINE MONTHS ENDED JUNE 30, 2000
      Operations
      Revenues                          $ 36,690     9,816        --     46,506
      Loss from operations               (10,107)   (7,566)       --    (17,673)
      Interest expense, net                   --        --    (1,699)    (1,699)
      Other                                   --        --       244        244
      Income tax benefit                      --        --     3,617      3,617
      Extraordinary loss on
        extinguishment of debt                --        --      (209)      (209)
                                                                        -------

           Net loss                           --        --        --    (15,720)
                                                                        =======

      Assets at September 30, 2000
      Segment assets                    $ 29,038    11,997        --     41,035
      Non-segment assets                      --        --     9,227      9,227
                                                                        -------
      Consolidated Assets                     --        --        --     50,262
                                                                        =======

4.       SALE OF COLORADO ASSETS

On April 27, 2001, the Company completed the sale of substantially all of the assets of its Colorado Springs, Colorado-based land mapping office for an aggregate sales price of approximately $9.9 million, including cash proceeds of $8.4 million and the assumption of $1.5 million of certain liabilities. The Company transferred approximately $2.9 million of net working capital and $2.2 million of net book value of equipment and leasehold improvements to the buyer and recorded a gain on sale of approximately $3.3 million after transaction and other expenses. The Company used the proceeds of the transaction to reduce its line of credit, lease and term debt by a total of $6.0 million, pay Colorado-related liabilities of approximately $1.2 million, pay transaction expenses of approximately $700,000 and fund other operating expenses.

The following summarized pro forma unaudited information represents the historical operating results of Analytical Surveys, Inc. assuming the sale of the Colorado assets had occurred at the beginning of the periods presented, adjusted to give effect to events that are directly attributable to the transaction. The pro forma financial information presented is not necessarily indicative of what the Company's actual operating results would have been had the sale of the Colorado assets occurred before such periods (in thousands, except per share amounts):

                                                    2001           2000
Nine months ended June 30                       (Pro Forma)     (Pro Forma)
                                                -----------     -----------

Revenues                                         $ 25,966          36,831
Net loss                                         $ (8,375)        (13,251)
Weighted average shares outstanding:
         Basic                                      6,978           6,960
         Diluted                                    6,981           7,058
Net loss per common share:
         Basic                                   $  (1.20)          (1.90)
         Diluted                                 $  (1.20)          (1.90)


5.       SUBSEQUENT EVENTS

On July 27, 2001, the Company announced it had completed a Waiver Agreement and Amendment No. 11 to Credit Agreement and Other Loan and Lease Documents with its Senior Lenders. The Agreement was dated July 26, 2001 but is effective May 31, 2001. The Agreement waives any financial covenant defaults, changes loan maturity dates and offers the Company principal prepayment incentives. Under this Agreement, the maturities of ASI's bank credit facilities have been extended initially to November 1, 2001. An additional extension of those maturities to January 31, 2002 becomes effective upon a $1 million principal payment to the senior lenders by November 1, 2001. Payments previously scheduled to be made by ASI to its senior lenders prior to November 1, 2001, including the required full payment of ASI's revolving line of credit, have been deferred to the new maturity dates.

ASI's Senior Lenders also have agreed to forgive a portion of ASI's loan indebtedness, with the amount of the forgiveness determined based on the amount of principal paid by ASI to the Senior Lenders after July 1, 2001 and on or prior to the November 1, 2001 and January 31, 2002 scheduled maturity dates. If ASI is able to take full advantage of this debt forgiveness commitment, it can obtain maximum debt forgiveness from its senior lenders in the approximate amount of $10.9 million. The scheduled maturity date for the unpaid balance of ASI's credit facilities, if reduced to $5 million or less by January 31, 2002, will be extended to October 1, 2002.

6.       CURRENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets." Among other matters, Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting, thus eliminating the pooling-of-interests method. The statement is effective for all business combinations initiated after June 30, 2001.

Statement No. 142 states that goodwill and intangible assets with indefinite lives should be assigned to reporting units and should not be amortized but should be tested for impairment at least annually using a fair-value-based test at the reporting unit level. Recognized intangible assets are to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121. The Company will adopt Statement No. 142 on October 1, 2002, at which time the Company will cease amortizing its existing goodwill and begin testing the recorded goodwill for impairment at the reporting unit level.

Other than the cessation of the amortizing of goodwill, the adoption of Statements No. 141 and 142 is not expected to have a material effect on the Company's financial position, results of operations, and cash flows.

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

In conjunction with these acquisitions, the Company recorded goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired in utility business acquisitions. The Company assigned a useful life of 15 years to the goodwill acquired in these business acquisitions, representing the expected period of benefit from the acquisitions. A goodwill valuation allowance of $16.5 million was established on September 30, 2000. As of June 30, 2001, goodwill, net of accumulated amortization and impairment charges, was $3.6 million. The Company believes the remaining amortization period is appropriate based on the forecasted operating results of the Company.

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

Backlog increases when new contracts are signed and decreases as revenue is recognized. As of June 30, 2001, backlog was $26.8 million as compared with $63.4 million as of June 30, 2000. Major factors impacting backlog include the sale of the Colorado Springs office, reduced new bookings resulting from the Company's adverse financial results for fiscal year 2000, the securities litigation suit, increased competition from competitors with offshore operations and overall softening of new investment by utility industry companies.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenues:

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 2001          2000        2001         2000
                                                 ----          ----        ----         ----
PERCENTAGE OF REVENUES:
Revenues                                         100.0%        100.0%      100.0%       100.0%
Costs and expenses
     Salaries, wages and related benefits         70.9          86.4        60.1         76.7
     Subcontractor costs                          20.0          48.9        21.5         24.6
     Other general and administrative             30.0          29.2        26.1         24.4
     Depreciation and amortization                 7.1          12.8         6.4          8.5
     Severance and related costs                   0.3            --         0.7          3.8
                                                -------      -------     --------      ------

Loss from operations                             (28.3)        (77.3)      (14.8)       (38.0)

Gain on sale of Colorado assets                   43.1            --         9.7           --
Litigation settlement costs                         --            --        (2.2)          --
Other (expense), net                              (3.9)         (3.7)       (4.8)        (3.1)
                                                -------      -------     -------       ------

Income (loss) before income taxes
     and extraordinary loss                       10.9         (81.0)      (12.1)       (41.1)
Income tax benefit                                  --            --          --         (7.7)
                                                -------      -------     -------       ------

Income (loss) before extraordinary loss           10.9         (81.0)      (12.1)       (33.4)

Extraordinary loss                                  --           --           --          0.4
                                                =======      =======     =======       ======

Net income (loss)                                 10.9%        (81.0%)     (12.1%)      (33.8%)
                                                =======      =======     =======       ======


THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES. The Company's revenues are recognized as services are performed. Revenues decreased $3.9 million to $7.8 million for the three months ended June 30, 2001 from $11.7 million for the same three month period of fiscal 2000 as a result of a reduction in revenue generating capacity, a lower level of new contract signings during fiscal 2001 and the sale of the Colorado office.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 45.7% to $5.5 million for the three months ended June 30, 2001 from $10.1 million for the three months ended June 30, 2000, as a result of reductions in the Company's workforce. The reductions in the workforce were a result of reduced anticipated revenue volume, the Company's decision to subcontract a higher percentage of data conversion work to offshore subcontractors and the sale of the Colorado office. As a percentage of revenues, salaries, wages and related benefits decreased to 70.9% for the three months ended June 30, 2001 from 86.4% for the same three month period of fiscal 2000.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 72.9% to $1.6 million for the three months ended June 30, 2001 from $5.7 million for the three months ended June 30, 2000, and decreased as a percentage of revenues to 20.0% for the three months ended June 30, 2001 from 48.9% for the same period of fiscal 2000. The percentage of subcontractor costs as a percentage of revenues was lower as a result of lower revenues, completing backlog that utilized subcontractor labor and the sale of the Colorado office contracts.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 32.0% to $2.3 million for the three months ended June 30, 2001 from $3.4 million for the same period of fiscal 2000, as a result of reductions in workforce and the sale of the Colorado office. As a percentage of revenues, other general and administrative costs increased to 30.0% for the three months ended June 30, 2001 from 29.2% for the same period of fiscal 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, less a $16.5 million valuation allowance established in September 2000, as well as depreciation of certain of the Company's operating assets. For the three months ended June 30, 2001, depreciation and amortization decreased 63.3% to $551,000 from $1.5 million for the same period of fiscal 2000 due to lower asset amounts after a valuation allowance and the sale of the Colorado office. As a percentage of revenues, depreciation and amortization decreased to 7.1% for the three months ended June 30, 2001 from 12.8% in the same period of fiscal 2000.

SEVERANCE AND RELATED COSTS. The Company incurred net one-time officer severance costs of $20,000 for the three months ended June 30, 2001. Severance and related costs represent 0.3% of revenues for the three months ended June 30, 2001. There were no comparable expenses for the same period last year.

GAIN ON SALE OF COLORADO ASSETS. On April 27, 2001, the Company completed the sale of substantially all of the assets of its Colorado Springs, Colorado land mapping office, resulting in a gain of approximately $3.3 million. See Footnote 4-Sale of Colorado Assets, for additional information.

INTEREST EXPENSE, NET. Net interest expense decreased 46.3% to $316,000 for the three months ended June 30, 2001 from $588,000 for the same period of fiscal 2000, as a result of decreases in interest rates and debt reduction from application of the proceeds of the sale of the Colorado assets to pay down debt.

INCOME TAXES. As a result of the uncertainty that sufficient taxable income can be recognized to realize additional deferred tax assets, no income tax benefit is recognized for the three months ended June 30, 2001 and for the same period ending June 30, 2000.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) relates to the after tax change in value of marketable equity securities owned by the Company.


NINE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES. The Company's revenues are recognized as services are performed. Revenues decreased $12.2 million to $34.3 million for the first nine months of fiscal 2001 from $46.5 million for the first nine months of fiscal 2000 as a result of a reduction in revenue generating capacity, a lower level of new contract signings during fiscal 2001 and the sale of the Colorado office.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 42.1% to $20.7 million for the first nine months of fiscal 2001 from $35.7 million for the first nine months of fiscal 2000, as a result of reductions in the Company's workforce and the sale of the Colorado office. The reductions in the workforce were a result of reduced anticipated revenue volume and the Company's decision to subcontract a higher percentage of data conversion work to offshore subcontractors. As a percentage of revenues, salaries, wages and related benefits decreased to 60.1% for the first nine months of fiscal 2001 from 76.7% for the first nine months of fiscal 2000.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 35.5% to $7.4 million for the first nine months of fiscal 2001 from $11.4 million for the first nine months of fiscal 2000, and decreased as a percentage of revenues to 21.5% for the first nine months of fiscal 2001 from 24.6% for the first nine months of fiscal 2000. The percentage of subcontractor costs as a percentage of revenues was lower as a result of the Company's decrease in revenue, completing backlog that utilized subcontractor labor and the sale of the Colorado office.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 20.9% to $9.0 million for the first nine months of fiscal 2001 from $11.3 million for the first nine months of fiscal 2000, as a result of reductions in workforce, various cost containment initiatives and the sale of the Colorado office. As a percentage of revenues, other general and administrative costs increased to 26.1% for the first nine months of fiscal 2001 from 24.4% for the first nine months of fiscal 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, less a $16.5 million valuation allowance established in September 2000, as well as depreciation of certain of the Company's operating assets. For the first nine months of fiscal 2001, depreciation and amortization decreased 44.9% to $2.2 million from $4.0 million for the first nine months of fiscal 2000 due to lower asset amounts after a valuation allowance and the sale of Colorado depreciable assets. As a percentage of revenues, depreciation and amortization decreased to 6.4% for the first nine months of fiscal 2001 from 8.5% in the first nine months of fiscal 2000.

SEVERANCE AND RELATED COSTS. The Company incurred net one-time officer severance costs of $230,000 for the nine months ended June 30, 2001 and one-time officer severance, legal, accounting and consulting expenses of $1.8 million associated with officer resignations and the in-depth review of contract cost-of-completion assumptions and accounting systems for the nine months ended June 30, 2000. Severance and related costs represent 0.7% of revenues for the nine months ended June 30, 2001 compared to 3.8% for the nine months ended June 30, 2000.

GAIN ON SALE OF COLORADO ASSETS. On April 27, 2001, the Company completed the sale of substantially all of the assets of its Colorado Springs, Colorado land mapping office, resulting in a gain of approximately $3.3 million. See Footnote 4 - Sale of Colorado Assets, for additional information.

LITIGATION SETTLEMENT COSTS. Litigation settlement costs of $748,000 relate to the Company's cost to settle a consolidated putative securities class action lawsuit against the Company and certain of its directors and former officers. Such costs include a $100,000 cash payment and the value of 1,256,000 common shares on the date of the agreement in principle. Litigation settlement costs, excluding legal fees, represent 2.2% of revenues for the nine months ended June 30, 2001.

INTEREST EXPENSE, NET. Net interest expense was approximately $1.7 million for the nine months ended June 30, 2001 and for the same period in fiscal 2000. Interest expense increased during the first six months of fiscal 2001 as a result of increases in interest rates more than offsetting debt reduction. Interest expense decreased during the three months ended June 30, 2001 as a result of decreases to interest rates and debt reduction from application of the proceeds of the sale of the Colorado assets.

INCOME TAXES. As a result of the uncertainty that sufficient taxable income can be recognized to realize additional deferred tax assets, no income tax benefit is recognized for the first nine months of fiscal 2001. In comparison, an income tax benefit of $3.6 million was recognized for the first nine months of fiscal 2000. The Company's effective income tax rate for the first nine months of fiscal 2001 was 0.0%, in comparison to 18.9% for fiscal 2000.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) relates to the after tax change in value of marketable equity securities owned by the Company.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. As of June 30, 2001, the Company had $4.4 million in borrowings outstanding on its working capital lines-of-credit and $10.1 million on its term debt, of which $5.0 million is non-interest bearing. The effective interest rate on the line of credit and the interest bearing portion of term debt was prime rate plus 2.0% and 1.0%, respectively (8.75% and 7.75%, respectively at June 30, 2001). The availability of the line of credit is based on eligible accounts receivable, which exceeds $4.4 million at June 30, 2001.

On July 27, 2001, the Company announced it had completed a Waiver Agreement and Amendment No. 11 to Credit Agreement and Other Loan and Lease Documents with its Senior Lenders. The Agreement was dated July 26, 2001 but is effective May 31, 2001. The Agreement waives any financial covenant defaults, changes loan maturity dates and offers the Company principal prepayment incentives. Under this Agreement, the maturities of ASI's bank credit facilities have been extended initially to November 1, 2001. An additional extension of those maturities to January 31, 2002 becomes effective upon a $1.0 million principal payment to the senior lenders by November 1, 2001. Payments previously scheduled to be made by ASI to its senior lenders prior to November 1, 2001, including the required full payment of ASI's revolving line of credit, have been deferred to the new maturity dates.

ASI's Senior Lenders also have agreed to forgive a portion of ASI's loan indebtedness, with the amount of the forgiveness determined based on the amount of principal paid by ASI to the Senior Lenders after July 1, 2001 and on or prior to the November 1, 2001 and January 31, 2002 scheduled maturity dates. If ASI is able to take full advantage of this debt forgiveness commitment, it can obtain maximum debt forgiveness from its senior lenders in the approximate amount of $10.9 million. The scheduled maturity date for the unpaid balance of ASI's credit facilities, if reduced to $5 million or less by January 31, 2002, will be extended to October 1, 2002.

The Company is working with potential lending and equity sources to secure funds to repay Senior Lenders and to take advantage of the debt forgiveness opportunity, but there is no assurance it will be successful within the time constraints. The debt facility is secured by substantially all assets of the Company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and the first three quarters of fiscal 2001, the Company experienced significant losses with corresponding reductions in working capital and net worth, and a substantial portion of its bank debt is included in current liabilities as of June 30, 2001 because it is due within one year. The Company's revenues and backlog have also decreased substantially since 1999.

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

Net cash used by the Company's operating activities was $266,000 for the first nine months of fiscal 2001 as compared to $1.8 million used for operations in the first nine months of fiscal 2000. Cash used by operations in fiscal 2001 is primarily attributable to the decrease in contract assets (accounts receivables and revenue in excess of billings) and income tax receivables and decreases to accounts payable and other accrued liabilities.

Cash provided from investing activities for the first nine months of fiscal year 2001 was $8.1 million as compared to $1.6 million used by investing activities in 2000. Cash provided from investing activities in fiscal 2001 is primarily attributable to the $8.4 million in proceeds from the sale of the Colorado office.

Cash used by financing activities for the first nine months of fiscal year 2001 was $9.8 million as compared to $2.7 million used by financing activities for the first nine months of fiscal 2000. Financing activities consisted primarily of net borrowings and payments under lines-of-credit for working capital purposes and net borrowings and payments of long-term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $9.5 million was outstanding as of June 30, 2001. Assuming June 30, 2001 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's annual interest expense by $95,000.


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.

The Company has been named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On April 4, 2001, the Company entered into an agreement in principle to settle this lawsuit against the Company and certain of its directors and former officers. The proposed settlement provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4 million, of which the Company is contributing $100,000 of cash, and approximately 1,256,000 shares of the Company's common stock for the class of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash is being contributed by the Company's insurance company. The agreement in principle with the plaintiffs is subject to final approval by the Court after a hearing. The Company's cost of this settlement, excluding legal fees, is estimated at $748,000 based on the cash contribution and the value of the common shares on the date of the agreement in principle. This cost has been included in the financial results of the Company in the fiscal quarter ended March 31, 2001.

The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. The Court has limited the award under the Colorado Wage Claim Act to a maximum of approximately $88,000. The suit also claims that the Company has breached an obligation to indemnify Mr. Corder in connection with a pending securities lawsuit against the Company and certain of its directors and former officers. A trial date of November 13, 2001 has been set. It is impossible to evaluate what the impact of this action, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company intends to defend itself vigorously in this action.

Two shareholders of the Company, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana, Cause No. 29001-0105 CP 289) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with the Company's acquisition of Cartotech, Inc., in June 1998. The four defendants have sent the Company written demands for indemnification. The Company has tendered the defense of these claims to its insurer. The Company has not been named a party to the suit.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 10.25: Waiver Agreement and Amendment No. 11 to Credit Agreement and Other Loan and Lease Documents dated as of July 26, 2001

Exhibit 99: Press Release dated May 9, 2001 announcing "ASI Leads with Experience".

                  Press Release dated May 16, 2001 announcing "Analytical Surveys Announces Second Quarter and Six-Month Results".

                  Press Release dated May 25, 2001 announcing "Two Shareholders File Lawsuit Against Former Officers".

                  Press Release dated May 29, 2001 announcing "Reliant Energy Awards ASI Data Maintenance Contract".

                  Press Release dated July 27, 2001 announcing "Analytical Surveys Obtains New Waiver Agreement and Amendment to Credit Agreement from Senior Lenders.

Forms 8-K:        Date of Report May 18, 2001 announcing Mr. Willem Andersen resigned as a director effective May 11, 2001.

                  Date of Report July 13, 2001 announcing Unaudited Condensed Consolidated Balance Sheet Information.

                  Date of Report July 27, 2001 Press Release dated July 27, 2001 announcing "Analytical Surveys Obtains New Waiver Agreement and Amendment to Credit Agreement from Senior Lenders" and
                  Exhibit 10.25 pertaining to same subject.


Form 8-KA:        Date of report July 13, 2001 regarding Unaudited Condensed
                  Consolidated Balance Sheet Information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Analytical Surveys, Inc.
                                           (Registrant)


             Date: August 14, 2001         /s/ J. Norman Rokosh
                                           -------------------------------------
                                           J. Norman Rokosh
                                           President and Chief Executive Officer



             Date: August 14, 2001         /s/  Michael A. Renninger
                                           -------------------------------------
                                           Michael A. Renninger
                                           Chief Financial Officer