Form 10-K405
period 2001-09-30
ANALYTICAL SURVEYS INC
filed 2001-12-31
CIK 753048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

--------------------------------------------------------------------------------
           Securities registered pursuant to section 12(g) of the Act:

                                  Common Stock
                             ----------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No    .
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $2,512,006, based on the closing price of the Common Stock on December 21, 2001.

The number of shares outstanding of the registrant's Common Stock, as of December 21, 2001, was 6,977,794.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS



                                                                                                                Page
                                                                                                                ----
                                                      PART I.

Item 1.      Business.............................................................................................1

Item 2.      Property.............................................................................................8

Item 3.      Litigation...........................................................................................8

Item 4.      Submission of Matters to a Vote of Shareholders......................................................9


                                                     PART II.

Item 5.      Market for the Registrant's Common Stock and Related Shareholder Matters.............................9

Item 6.      Selected Financial Data..............................................................................9

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............10

Item 7a.     Quantitative and Qualitative Disclosure about Market Risks..........................................19

Item 8.      Financial Statements and Supplementary Data.........................................................20

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................42



                                                     PART III.

Item 10.     Directors and Executive Officers of the Registrant..................................................42

Item 11.     Executive Compensation..............................................................................42

Item 12.     Security Ownership of Other Beneficial Owners and Management........................................42

Item 13.     Certain Relationships and Related Transactions......................................................42



                                                     PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................42

Signatures.......................................................................................................46

Exhibit 23.......................................................................................................47

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         Analytical Surveys, Inc. ("ASI" or the "Company") is a leading provider of customized data conversion, spatial data management and technical services for the geographic information systems market. A geographic information system ("GIS") is an "intelligent map" that allows users to input, update, query, analyze and display detailed information about a geographic area. ASI helps customers by transforming raw, often confusing information from multiple sources (maps, blueprints, databases, aerial photography, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation that organizations can rely on to make better decisions with speed and confidence. The Company has historically targeted services to utilities and state and local governments, and is implementing strategies to expand the number of markets targeted and the range of GIS-related spatial data management and technical services offered. ASI's current customers include but are not limited to the American Electric Power, Cinergy, ESRI, Northern Indiana Public Service Company, Florida Power Corp, Michigan Consolidated Gas, US West, and Southwestern Bell Telephone.

         The Company believes that the market for geographic information systems has experienced historic growth due to numerous factors, including: growing awareness of the benefits of GIS technology; significant reductions in computer hardware prices; increased capability and reliability of hardware and software; deregulation and consolidation in the utility industry; and increased demand for geographic information systems in growing communities. In addition, the Company believes that GIS users are increasingly outsourcing their data conversion and other GIS service projects to third-party providers such as ASI. The Company provides its customers with a single source for all data conversion services necessary to achieve economic value from their investments in geographic information systems.

         Current global economic conditions have slowed the rate of growth in the GIS market. The Company expects to experience delays in growth consistent with other technology-related companies for an interim period. The Company, however, believes that the long-term outlook for the GIS industry is positive. The technologies utilized by the GIS customer base continue to advance and demand a current and accurate depiction of their spatially-located assets. The Company remains well positioned to serve evolving customer needs.

STRATEGY

         The Company's objective is to maintain and enhance its leadership position in the data conversion and digital mapping industry. This objective is reflected in the following summary of the Company's strategy:

         Turnaround Efforts and Assessment of Strategic Alternatives. The Company's short-term strategy is to return the Company to profitability and positive cash flow. In order to achieve this goal, the Company has settled the class action lawsuit, standardized project management and cost estimation processes, consolidated accounting systems, and reduced corporate borrowing. ASI has also consolidated its production facilities from five offices to three by scaling back its Indiana facility and selling its Colorado Springs, Colorado facility. In conjunction with its turnaround efforts, the Company is assessing its strategic alternatives, which may include raising additional capital and the possible sale of substantial Company assets.

         Expand Business in Existing Markets. The Company believes that there is significant potential within its existing customer base for expanded services and products and intends to add to the services it offers to such customers. The Company also intends to capitalize on the increasing number of GIS users in its core markets of utilities and state and local governments by marketing to new customers in these markets and increasing capacity in order to meet the demands of an expanded customer base.

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

ASI SERVICES

         The Company offers a full range of services to create the databases of related geo-referenced information used in geographic information systems.

         Digital Land Base Maps. ASI uses specialized computers and internally developed proprietary software to create land surveys and legal descriptions. The base maps are created using photogrammetric and cadastral mapping technologies. Cadastral maps illustrate property lines and are prepared by digitizing existing paper maps and converting the legal property descriptions into map coordinates.

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

ACQUISITIONS AND DISPOSITIONS

         In 1995, ASI embarked on a growth strategy, which included consolidation of the fragmented GIS services industry. The Company completed five strategic acquisitions that expanded the Company's geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. The Company acquired Intelligraphics, Inc.
("Intelligraphics") located in Wisconsin in December 1995; Westinghouse Landmark GIS, Inc. ("ASI Landmark") located in North Carolina in July 1996, MSE Corporation ("MSE") located in Indiana in July 1997, Cartotech, Inc. ("Cartotech") located in Texas in June 1998 and the assets of Measurement Sciences, Inc. ("MSI") located in Colorado in December 1998.

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

         In April 2001, the Company sold substantially all the assets of its Colorado Springs, Colorado-based digital orthophotography and photogrammetric mapping office to Sanborn Map Company ("Sanborn") for a total consideration of $10.1 million. The sale agreement contains clauses that prohibit ASI from competing directly with Sanborn in the orthophotography and photogrammetric markets for three years. Both companies agreed to cooperate to complete customer contracts where services are provided by more than one ASI production facility. The sale allowed the Company to reduce debt and to refocus attention on utility and cadastral mapping services.

CUSTOMERS

         The Company derives its revenues primarily from two core markets, utilities and state and local governments, and also serves commercial businesses. From time to time, the revenues earned on a specific contract may exceed 10% of total Company revenues earned in a fiscal year. No customer accounted for more than 10% of the Company's revenues in fiscal 2000 or 2001. See "Risk Factors - Dependence on Certain Customer Markets."

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

         The Company believes that alliances with local businesses or individuals may be important to successful entry into certain markets and intends to continue to seek out such relationships and to market directly to customers. The Company's sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. Most contracts take from 6 to 48 months to complete. See "Risk Factors--Dependence on Business Alliances."

SUBCONTRACTORS

         The Company uses subcontractors when necessary to expand capacity, meet deadlines, reduce production costs and manage workload. ASI entered into a five-year agreement with InfoTech, an India-based company, to assure the Company's continued exclusive access to InfoTech's production capacity for data conversion and other related services. Under the agreement, the Company also licensed certain of its proprietary production technology to InfoTech and provided certain assurances of production volume to InfoTech. As a means of reducing its production costs and developing new services, the Company intends to continue to utilize offshore subcontractors for a large percentage of its production work in fiscal 2002. ASI also employs certain selected foreign and domestic subcontractors for tasks outside its expertise, such as field data surveying. See "Risk Factors--Dependence on Subcontractors," "--Dependence on Offshore Operations" and "--Personnel."

RESEARCH AND DEVELOPMENT

         The Company intends to continue its efforts to develop new technology and to improve its existing technology and procedures, thereby enhancing its ability to expand into additional markets and further improve its production capacity and productivity. The Company engages in several research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract, so that the costs of such efforts are included as an integral part of the Company's services. Such custom designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses, but are expensed as incurred as part of contract costs. The Company retains ownership of such proprietary software or products. Approximately ten employees are substantially engaged in research and development efforts. See "Risk Factors--Reliance on Technology; Limited Protection of Proprietary Rights."

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

         In recent years, the Company has experienced increasing price competition, particularly in the utilities market. This competition came primarily from new entrants to the markets, which perform their work utilizing mostly offshore locations. In order to meet this competition and to improve overall cost efficiencies, the Company will continue to utilize offshore subcontractors for a large percentage of its production work in fiscal 2002. See "Subcontractors."

PERSONNEL

         At September 30, 2001, ASI had approximately 346 employees compared to 672 at September 30, 2000. In addition to transferring 137 employees to the purchaser of the Colorado Springs, Colorado office in April 2001, the Company reduced its workforce and executive ranks primarily as a result of its transition to having a greater percentage of work performed by its offshore subcontractors, its continuing efforts to improve operational efficiencies, and its adjusting expenses to match forecasted revenue volumes. Almost all of the Company's employees work on a full-time basis. ASI does not have a collective bargaining agreement with any of its employees and generally considers relations with its employees to be good. See "Risk Factors--Competition" and "--Dependence on Key Personnel."

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

DEPENDENCE ON FUNDING FROM THIRD PARTIES

         The Company requires additional capital to fund operations and principal payments. The Company and senior lenders have modified credit terms through the course of the fiscal year to defer certain principal payments, increase the cost of borrowing, impose additional restrictions on the Company, and to provide incentives to repay borrowed funds at a discount. Projected internal cash flows will be insufficient to fund the Company's needs. The Company is currently assessing various strategies, including raising additional equity, securing a replacement borrowing facility and the sale of certain assets to fund cash requirements. The Company continues to employ an investment banker to assist in this endeavor. There can be no assurance that the Company will be able to successfully implement these strategies or, if necessary, to negotiate additional modifications to credit terms to complete the Company's turnaround program. See Item 7 - "Liquidity and Capital Resources."

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

COMPETITION

         The GIS services business is highly competitive and highly fragmented. The Company's competitors include small regional companies, independent firms, and large companies with GIS services divisions, customer in-house operations and international low-cost providers of services. Additionally, as the GIS services industry evolves, additional competitors with greater resources than the Company may enter the industry. In addition, other improvements in technology could provide competitors or customers with tools to perform the services provided by the Company and lower the cost of entry into the GIS services industry. The Company is facing increased price competition, particularly in the utilities market, from relatively new entrants to the market, which perform their work utilizing mostly offshore labor. A number of the Company's competitors or potential competitors may have capabilities and resources greater than those of the Company.

TERMS OF CUSTOMER CONTRACTS

         Most of the Company's revenue is earned under long-term, fixed-price contracts. The Company's contractual obligations typically include large projects that will extend over one to four years. The Company's ability to estimate its costs accurately when negotiating the overall price of a project is critical to ensuring the profitability of such project. The Company must also control the costs of performance under such fixed-price contracts. Schedule delays resulting from a customer's lack of available funding or requirement for a compressed schedule may place additional strains on management to hire and train the personnel required for project completion. The Company's contracts with its customers are generally terminable by the customer on relatively short notice, and customers may request that the Company slow down or scale back the scope of a project in order to satisfy the customer's budget or cash flow requirements. In addition, the Company could experience material contract terminations or slowdowns. Long-term, fixed-price contracts for larger projects generally may increase the Company's risk due to inflation. Contracts may be signed with a broad outline of the scope of the work, which is reflected in the detailed specifications that are sometimes prepared after a contract is signed. In preparing the detailed specifications, customers often negotiate to include items in the original contract scope that ASI may not have included when it prepared its bid. To the extent the Company is not successful in negotiating change orders to include additional work as outside the scope of the contract, the Company's profit margin on such contracts is adversely affected.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company has experienced and expects to continue to experience quarterly variations in sales and operating income as a result of many factors, including the timing of customers' budget processes, slowdowns or acceleration of work by customers, the number of operating days in each quarter and the impact of weather conditions on the ability of the Company or subcontractors to obtain satisfactory aerial photography or field data. In addition, the Company has in the past experienced lower sales in its first fiscal quarter (ended December 31) due to certain customers' year-end funding constraints, and seasonal slow downs associated with the year-end holidays. General weak economic conditions may result in customer deferral of projects or cancellation in planned expenditures.

VOLATILITY OF STOCK PRICE

         The Company's common stock has experienced, and is likely to continue to experience, significant price and trading volume fluctuations. The trading price of the common stock has been and may continue to be subject to significant fluctuations in response to actual or anticipated variations in the Company's quarterly operating results and other factors, such as: the introduction of new services or technologies by the Company or its competitors; changes in other conditions in the GIS industry or in the industries of any of the Company's customers; changes in governmental regulation, government spending levels or budgetary procedures; changes in securities analysts' estimates of the future performance of the Company, its competitors or the industry generally; or general market or economic conditions. The trading price of the common stock may vary without regard to the operating performance of the Company. General market price declines or market volatility in the future, or future declines or volatility in the prices of stock for companies in the GIS industry, also could affect the market price of the Common Stock.

RELIANCE ON TECHNOLOGY; LIMITED PROTECTION OF ITS PROPRIETARY RIGHTS

         The Company has devoted significant resources to developing and acquiring specialized data collection and conversion hardware and software. In order to remain competitive, the Company must continue to select, invest in, acquire and develop new and enhanced technology on a timely basis. There can be no assurance that the Company will be successful in these efforts or in anticipating developments in data conversion technology. In addition, competitors could develop similar applications. The Company does not have any patent protection for its products or technology. Third parties could independently develop similar technology, obtain unauthorized access to the Company's proprietary technology or misappropriate technology to which the Company has granted access.

DEPENDENCE ON CERTAIN CUSTOMER MARKETS

         The Company derives its revenues primarily from two core markets, utilities and state and local governments. The ongoing consolidation of the utilities industry has and may continue to increase competition for the GIS services projects of the utilities that remain. Also, to the extent that utilities remain regulated, legal, financial and political considerations may constrain the ability of utilities to fund geographic information systems. Many state and municipal entities are subject to legal constraints on spending, and a multi-year contract with any such entity may be subject to termination in any subsequent year if the entity does not choose to appropriate funds for such contracts in that year. Moreover, fundamental changes in the business practices or capital spending policies of any of these customers, whether due to budgetary, regulatory, technological or other developments or changes in the general economic conditions in the industries in which they operate, could cause a material reduction in demand by such customers for the services offered by the Company. Any such reduction in demand could have a material adverse effect on the Company.

DEPENDENCE ON MAINTAINING A SKILLED LABOR FORCE

         The Company's business is labor-intensive and requires trained employees. There can be no assurance that the Company will be able to continue to hire, train and retain sufficient numbers of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could have a material adverse effect on the Company. Turnover could increase for any of several reasons, including increased competition for labor. Higher turnover among the Company's employees would increase the Company's recruiting and training costs, could affect the Company's ability to perform services and earn revenues on a timely basis and could decrease operating efficiencies and productivity.

DEPENDENCE ON SUBCONTRACTORS

         The Company employs certain selected subcontractors for tasks outside its expertise, such as for the acquisition of aerial photography. The Company also uses subcontractors for work similar to that performed by its own employees such as field data acquisition. These arrangements allow the Company to expand capacity, meet deadlines, reduce production costs, and manage work load. The inability to obtain the services of such qualified subcontractors when needed could have a material adverse effect on the Company.

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

DEPENDENCE ON KEY PERSONNEL

         The success of the Company depends upon the continued service of its key employees. The Company's ability to retain its management team is an important factor in its turnaround program and its ability to pursue its overall business plan.

         While the Company has employment agreements with certain of its key personnel, there is no assurance that the Company will be able to retain the services of such key personnel. The Company does not maintain any key person life insurance policies. Layoffs in fiscal 2000 and 2001 and employees' concerns over the future prospects of the Company may impair the Company's ability to retain and recruit key personnel. The loss of additional key personnel or the inability to obtain additional key personnel could have a material adverse effect on the Company.

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

         On December 28, 2001, the Company issued non-convertible preferred stock in the form of 1.6 million shares of Series A Preferred Stock, no par value per share, at an original issue price of $2.00 per share. The Company is entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. The agreement calls for a mandatory payment of $800,000 by the third anniversary. The preferred stock earns a dividend at the annual rate of 5.00% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

ITEM 2. PROPERTY.

         The Company operates four locations in the United States. The Company leases facilities in Indianapolis, Indiana, San Antonio, Texas, Waukesha, Wisconsin, and Cary, North Carolina.

ITEM 3. LITIGATION.

         The Company was named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On September 21, 2001 the United States District Court of the Southern District of Indiana (the "Court") issued an Order and Final Judgment ratifying the settlement terms of this lawsuit against the Company and certain of its directors and former officers. The settlement, which was agreed to in principle on April 4, 2001, provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4 million, of which the Company is contributing $100,000 of cash, and approximately 1,256,000 shares of the Company's common stock for the class. The class consists of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash was contributed by the Company's insurance company. The Company's cost of this settlement, excluding legal fees, was $748,000 based on the cash contribution and the value of the common shares on the date of the agreement in principle. This cost was included in the financial results of the Company in the fiscal quarter ended March 31, 2001.

         The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. The Court has limited the award under the Colorado Wage Claim Act to a maximum of approximately $88,000. The suit also claims that the Company has breached an obligation to indemnify Mr. Corder in connection with the securities lawsuit described in the preceding paragraph. A trial date of November 13, 2001 was postponed and a new date has not been set. It is impossible to evaluate what the impact of this action, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company intends to defend itself vigorously in this action.

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

         The Company is also subject to various routine litigation. Management does not believe that any of these legal proceedings would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

        None.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated financial data as of and for the years ended September 30, 2001, 2000, 1999, 1998 and 1997 are derived from consolidated financial statements of the Company which have been audited by KPMG LLP, independent auditors. The Company's historical consolidated financial statements as of September 30, 2001 and 2000 and for the years ended September 30, 2001, 2000 and 1999 are contained elsewhere in this Report. The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.


                                                        2001(3)          2000           1999            1998(2)        1997(1)
                                                     ------------    ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:

Revenues                                             $     40,941          60,085         103,254          88,155          40,799

Cost and expenses:
   Salaries, wages and benefits                            25,003          44,027          57,571          42,953          19,792
   Subcontractor costs                                      8,293          14,476          15,628          11,961           5,899
   Other general and administrative                        12,528          19,031          18,112          14,964           7,115
   Depreciation and amortization                            2,849           5,107           5,661           3,860           1,780
   Impairment of goodwill                                      --          16,513              --              --              --
   Gain on sale of assets                                  (3,542)             --          (1,084)             --              --
                                                     ------------    ------------    ------------    ------------    ------------
                                                           45,131          99,154          95,888          73,738          34,586
                                                     ------------    ------------    ------------    ------------    ------------
Earnings (loss) from operations                            (4,190)        (39,069)          7,366          14,417           6,213

Other income (expenses), net                               (3,067)         (2,595)         (2,523)         (2,292)           (770)
                                                     ------------    ------------    ------------    ------------    ------------

Earnings (loss) before income taxes and
   Item                                                    (7,257)        (41,664)          4,843          12,125           5,443

Income taxes (benefit)                                      2,781          (3,294)          2,053           4,894           2,112
                                                     ------------    ------------    ------------    ------------    ------------

Earnings (loss) before extraordinary item                 (10,038)        (38,370)          2,790           7,231           3,331

Extraordinary gain (loss)                                     300            (209)             --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Net earnings (loss)                                  $     (9,738)        (38,579)          2,790           7,231           3,331
                                                     ============    ============    ============    ============    ============

Diluted earnings (loss) per share                    $      (1.40)          (5.54)           0.39            1.06            0.60
                                                     ============    ============    ============    ============    ============

Weighted average common shares outstanding-diluted          6,989           7,049           7,177           6,819           5,562

CONSOLIDATED BALANCE SHEET DATA:

Working capital                                      $     (2,748)          7,073          40,029          40,986          21,085

Total assets                                         $     23,819          50,262          89,242          94,540          50,146

Long-term debt, less current portion                 $        200           5,952          20,339          29,920          14,145

Total stockholders' equity                           $      2,204          12,070          50,663          44,463          23,831

----------

(1) In July 1997, the Company acquired MSE for $12.5 million in cash and 925,000 shares of restricted Common Stock valued at $7.3 million.

(2) In June 1998, the Company acquired Cartotech for $8.1 million in cash and 354,167 shares of restricted Common Stock valued at $8.3 million.

(3) In April 2001, the Company sold substantially all of the assets of the Colorado Springs, Colorado-based mapping office for an aggregate sales price of $10.1 million, including cash proceeds of $8.6 million and the assumption by the buyer of $1.5 million of certain liabilities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-K, or in the documents incorporated by reference into this

Form 10-K, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements in " Business - Overview and - Risk Factors" and statements relating to competition, management of growth, the Company's strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this Form 10-K, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the resolution or outcome of the putative class action litigation, the effect of changes in management in the Company and the ability to retain qualified individuals to serve in key management positions, and those discussed below, in " Business-- Risk Factors," and elsewhere in this Form 10-K.

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

         In conjunction with these acquisitions, the Company recorded goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired in utility business acquisitions. The Company assigned a useful life of 15 years to the goodwill acquired in these business acquisitions, representing the expected period of benefit from the acquisitions. As of October 1, 1999, goodwill, net of accumulated amortization, was $22.1 million. A combination of significant operating losses for fiscal year 2000, potential dispositions of certain operating assets, and a significant decrease in cash flows anticipated from future operations prompted the Company to reevaluate the carrying amount of goodwill. The result of this evaluation was to record a non-cash impairment of goodwill of $16.5 million during the quarter ended September 30, 2000, that reduced the goodwill balance to $3.9 million. The Company believes the remaining amortization period is appropriate based on the forecasted operating results of the Company and the Utility Division.

         The Company recognizes revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of the Company's contracts. This percentage is then multiplied by the contract's total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs. The Company recognizes losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

         The Company experiences yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period. The Company utilized InfoTech Enterprises Ltd., an India-based company, for a significant percentage of its production services in fiscal 2000 and 2001 and expects to continue the use of its services in fiscal 2002.

         Backlog increases when new contracts are signed and decreases as revenues are recognized. Changes in macroeconomic and industry market conditions were encountered in fiscal 2000 and throughout fiscal 2001 that resulted in a reduction of timely order flow to the Company. These factors, together with the transfer of $9.9 million of backlog to the purchaser of the Colorado Springs, Colorado office in April 2001, reduced the customer order backlog from $53.2 million at September 30, 2000 to $22.5 million at September 30, 2001. Management believes these adverse market conditions were primarily caused by the recessionary economic climate, consolidation in the utility industry, the Company's adverse financial results for fiscal year 2000 and increased competition from companies with offshore operations.

         A number of the projects awarded to the Company are greater than $2 million or longer than two years in duration, which can increase the Company's risk due to inflation, as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there is no assurance that the Company will receive all of the revenue anticipated under signed contracts. See Item 1. "Business -- Risk Factors" and "- Risks Associated with Terms of Customer Contracts."

         The Company engages in research and development activities. The majority of these activities occur as the Company develops software or designs a product for a particular contract. These efforts are typically included as an integral part of the Company's services for the particular project and, accordingly, the associated costs are charged to that project. Such custom-designed software can often be applied to projects for other customers. These amounts expended by the Company are not included in research and development expenses but are expensed as incurred as part of contract costs. The Company retains ownership of such proprietary software or products.

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal years ended September 30, selected consolidated statement of operations data expressed as a percentage of sales:


PERCENTAGE OF SALES:                                              2001             2000              1999
--------------------                                          ------------      ------------      ------------

Revenues                                                             100.0%            100.0%            100.0%
Costs and expenses:
   Salaries, wages and benefits                                       61.1              73.2              55.8
   Subcontractor costs                                                20.2              24.1              15.1
   Other general and administrative                                   25.8              23.7              17.5
   Bad debts                                                           4.3               3.8                --
   Depreciation and amortization                                       7.0               8.5               5.5
   Impairment of goodwill                                               --              27.5                --
   Severance and related costs                                         0.5               4.2                --
   Gain on sale of assets                                             (8.7)               --              (1.0)
                                                              ------------      ------------      ------------
Earnings (loss) from operations                                      (10.2)            (65.0)              7.1
Other income (expense), net                                           (7.5)             (4.3)             (2.4)
                                                              ------------      ------------      ------------
Earnings (loss) before income taxes and extraordinary item           (17.7)            (69.3)              4.7
Income taxes (benefit)                                                 6.8              (5.5)              2.0
                                                              ------------      ------------      ------------
Net earnings (loss) before extraordinary item                        (24.5)            (63.8)              2.7
Extraordinary gain (loss)                                              0.7              (0.4)               --
                                                              ------------      ------------      ------------
Net earnings (loss)                                                  (23.8)%           (64.2)%             2.7%
                                                              ============      ============      ============

FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES. The Company's revenues are recognized as services are performed. Revenues recorded in a period are reported net of adjustments to reflect changes in estimated profitability of each project. Revenues decreased 31.9% or $19.1 million to $40.9 million for fiscal 2001 from $60.1 million for fiscal 2000. This decrease was primarily due to a decline in the number and size of customer contracts and the sale of the Colorado office and by downward adjustments in the anticipated profitability of existing contracts. As required by percentage-of-completion accounting guidelines, the revenue impact of these changes in accounting estimates is recorded in the current period.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and benefits decreased 43.2% to $25.0 million for fiscal 2001 from $44.0 million for fiscal 2000. This decrease was primarily due to across the board staff reductions, use of lower cost offshore subcontractor's labor, and the sale of the Colorado office. As a percentage of revenues, salaries, wages and benefits decreased to 61.1% for fiscal 2001 from 73.2% for fiscal 2000.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 42.7% to $8.3 million for fiscal 2001 from $14.5 million for fiscal 2000. This decrease was due to a decreased number of contracts, completing backlog that utilized subcontractor labor and the sale of the Colorado office. Subcontractor costs decreased as a percentage of revenues to 20.2% for fiscal 2001 from 24.1% for fiscal 2000.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 25.8% to $10.6 million for fiscal 2001 from $14.2 million for fiscal 2000. The decrease was primarily attributable to decreases in travel, supplies and certain professional services expenses, which varied with the general decrease in personnel at the Company in fiscal 2001. As a percentage of revenues, other general and administrative costs increased to 25.8% for fiscal 2001 from 23.7% for fiscal 2000.

BAD DEBTS. The Company records losses, or the anticipation of losses, arising from its investment in accounts receivable and revenues in excess of billings in the period in which the possibility of loss is identified. Bad debts decreased 23.3% to $1.7 million in fiscal 2001 from $2.3 million in fiscal 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. The Company's operating assets are comprised primarily of computer hardware and software and office equipment. For fiscal 2001, depreciation and amortization decreased 44.2% to $2.8 million from $5.1 million for fiscal 2000. This decrease was primarily attributable to reductions in depreciation resulting from an increasing percentage of equipment becoming fully depreciated and the sale of the Colorado office. Additionally, amortization of goodwill declined substantially in 2001 due to the $16.5 million impairment charge recorded in fiscal 2000, as described below. As a percentage of revenues, depreciation and amortization decreased to 7.0% for fiscal 2001 from 8.5% for fiscal 2000.

IMPAIRMENT OF GOODWILL. Goodwill represents the excess of the purchase price over the net assets acquired in business combinations and is amortized over a fifteen-year period using the straight-line method. The Company assessed the recoverability of unamortized goodwill and determined that goodwill had been significantly impaired as of September 30, 2000 based on anticipated future cash flows from operations and potential asset dispositions. The impairment of goodwill charge of $16.5 million represented 27.5% of revenues in fiscal 2000. There was no comparable charge in fiscal 2001.

SEVERANCE AND RELATED COSTS. The Company incurred a one-time severance expense of $230,000 in fiscal 2001 and other severance, legal, accounting and consulting expenses of $2.5 million associated with officer resignations and business improvement initiatives in fiscal 2000. These costs represented 0.5% and 4.2% of revenues in fiscal 2001 and fiscal 2000, respectively.

GAIN ON SALE OF ASSETS. On April 27, 2001, the Company completed the sale of substantially all of the assets of its Colorado Springs, Colorado-based land mapping office for an aggregate sales price of approximately $10.1 million, including cash proceeds of $8.6 million and the assumption of $1.5 million of certain liabilities by the buyer. The Company transferred approximately $2.9 million of net working capital and $2.2 million of net book value of equipment and leasehold improvements to the buyer and recorded a gain on sale of approximately $3.5 million after transaction and other expenses. The Company used the proceeds of the transaction to reduce its line of credit, lease and term debt by a total of $6.0 million, pay Colorado-related liabilities of approximately $1.2 million, pay transaction expenses of approximately $700,000 and fund other operating expenses.

OTHER EXPENSE, NET. Other expense, net is primarily comprised of net interest. Interest expense decreased 20.8% to $1.9 million for fiscal 2001 from $2.4 million in fiscal year 2000. This decrease was primarily due to reduced average debt outstanding and lower interest rates in fiscal 2001.

INCOME TAX EXPENSE (BENEFIT). As a result of the uncertainty that sufficient taxable income can be recognized to realize the deferred tax assets, tax expense of $2.8 million is recognized for fiscal 2001 as a result of an increase in the tax valuation allowance as compared to an income tax benefit of $3.3 million for fiscal 2000. The income tax benefit, which resulted from the Company's loss in fiscal 2000, was recognized to the extent that net operating losses could be used to recover previously paid taxes and that future operations were expected to generate sufficient taxable income to realize deferred tax assets.

EXTRAORDINARY GAIN (LOSS) ON EXTINGUISHMENT OF DEBT, NET OF TAX. The extraordinary gain of $300,000 in fiscal 2001 represents the debt forgiveness related to a $100,000 debt payment under the Company's debt agreement in effect at September 30, 2001. The extraordinary loss of $209,000 in fiscal 2000 relates to the write-off of unamortized bank fees and cash payments made to amend the Company's lending agreement in March, 2000.

FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Revenues decreased 41.8% or $43.2 million to $60.1 million for fiscal 2000 from $103.3 million for fiscal 1999. This decrease was primarily due to a decline in the number and size of customer contracts, and downward adjustments in the anticipated profitability of existing contracts. Throughout fiscal 2000, the Company began an effort to standardize the processes and methodologies used in estimating costs to complete. As required by percentage-of-completion accounting guidelines, the revenue impact of these changes in accounting estimates is recorded in the current period. The Company recorded significant reductions in estimated gross margins on many contracts in fiscal 2000 as a result of these refinements of the estimating process and recognition of changing conditions and new developments. The impact of these changes was more significant due to the relative maturity of the Company's existing contracts.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits decreased 23.5% to $44.0 million for fiscal 2000 from $57.6 million for fiscal 1999. This decrease was primarily due to across the board staff reductions resulting from lower than expected sales and increased use of lower cost offshore labor. As a percentage of revenues, salaries, wages and benefits increased to 73.2% for fiscal 2000 from 55.8% for fiscal 1999.

SUBCONTRACTOR COSTS. Subcontractor costs decreased 7.4% to $14.5 million for fiscal 2000 from $15.6 million for fiscal 1999. The percentage decrease was significantly less than the year-to-year revenues and salaries, wages and related benefits declines, reflecting increased emphasis on offshore labor. Subcontractor costs increased as a percentage of revenues to 24.1% for fiscal 2000 from 15.1% for fiscal 1999.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs decreased 21.4% to $14.2 million for fiscal 2000 from $18.1 million for fiscal 1999. The decrease was primarily attributable to decreases in travel, supplies and certain professional services expenses, primarily as a result of the general decrease in personnel at the Company in fiscal 2000. As a percentage of revenues, other general and administrative costs increased to 23.7% for fiscal 2000 from 17.5% for fiscal 1999.

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

IMPAIRMENT OF GOODWILL. The Company assessed the recoverability of unamortized goodwill and determined that goodwill had been significantly impaired as of September 30, 2000 based on anticipated future cash flows from operations and potential asset dispositions. Impairment of goodwill represented 27.5% of revenues.

SEVERANCE AND RELATED COSTS. The Company incurred one-time officer severance, legal, accounting and consulting expenses of $2.5 million associated with officer resignations and business improvement initiatives in fiscal 2000. These costs represented 4.2% of revenues in fiscal 2000.

GAIN ON SALE OF ASSETS. The gain on sale of assets of $1.1 million in fiscal 1999 primarily resulted from the sale of the Cartographic Sciences unit in that year.

OTHER EXPENSE, NET. Other expense, net is mainly comprised of net interest expense. Interest expense decreased 11.4% to $2.4 million for fiscal 2000 from $2.7 million in fiscal year 1999. This decrease was primarily due to reduced average debt outstanding, partially offset by higher interest rates in fiscal 2000.

INCOME TAX EXPENSE (BENEFIT). The Company recognized an income tax benefit of $3.3 million for fiscal 2000 compared to expense of $2.1 million for fiscal 1999. The income tax benefit, which resulted from the Company's loss in fiscal 2000, was recognized to the extent that net operating losses could be used to recover previously paid taxes and that future operations were expected to generate sufficient taxable income to realize deferred tax assets. Due to the uncertainty surrounding the Company's future profitability, the Company recognized a valuation allowance in 2000 of over $8 million.

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT, NET OF TAX. The extraordinary item of $209,000 relates to the write-off of unamortized bank fees and cash payments made to amend the Company's lending agreement in March, 2000. Such amounts are reported net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines of credit. As of September 30, 2001, the Company had $4.4 million in borrowings outstanding on its working capital line-of-credit and $9.7 million on its term debt.

         The Company was in violation of certain financial covenants at various times in fiscal 2001. The Company and its senior lenders renegotiated the terms and conditions of the debt facility through a series of waivers and amendments to the debt facility. The debt facility contains restrictive covenants that require, among other things, the maintenance of certain financial ratios and include limitations on capital expenditures, asset sales, incremental debt and dividend payments. The debt facility is secured by substantially all assets of the Company.

         The line-of-credit provided for borrowings of $4.4 million and $7.5 million at September 30, 2001 and 2000, respectively. The interest rate was prime rate plus 2.00% at September 30, 2001 and 2000 (8.00% and 11.50%, respectively). The availability of the borrowings at September 30, 2001 is based on eligible accounts receivable.

         The term debt of $9.7 million at September 30, 2001 consists of $5.1 million bearing interest based on prime rate plus 1.00% (7.00%) and $4.6 million bearing no interest. The term debt at September 30, 2000 bore interest based on prime rate plus 2.00% (11.50%).

         Subsequent to September 30, 2001, the Company was unable to make a scheduled principal payment and later modified repayment terms of its line-of-credit and note payable with its senior lenders. Under the agreement, senior lenders accepted a cash payment of $1,250,000 and non-convertible preferred stock with a face value of $3,200,000 in payment of the $4,400,000 line of credit and all but $3,000,000 of the note payable. The agreement provides for the remaining $3,000,000 note payable to be reduced to zero with a cash payment of up to $875,000 by March 31, 2002, after which time the entire remaining balance is due. Until the amount is repaid, the note payable bears interest at prime rate plus 1.00%.

         The preferred stock was issued in the form of 1.6 million shares of Series A Preferred Stock, no par value per share, at an original issue price of $2.00 per share. The Company is entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. The agreement calls for a mandatory payment of $800,000 by the third anniversary. The preferred stock earns a dividend at the annual rate of 5.00% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2001 and 2000, the Company experienced significant operating losses with corresponding reductions in working capital and net worth and a substantial portion of its bank debt is included in current liabilities as of September 30, 2001 because it is due within one year. Management has determined that its internal cash flows will be insufficient to fund working capital requirements and debt payments in 2002. The Company's revenues and backlog have also decreased significantly during 1999, 2000 and 2001. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

         Since joining the Company in July 2000, the new Chief Executive Officer and the Company's new management team have been developing operational and financial restructuring plans designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. Under this new leadership, the Company implemented plans to reduce non-core spending activities, reduce overhead, outsource certain components of projects and renegotiate its bank agreements. The Company is also actively pursuing additional financing alternatives that include new strategic investors, or potentially selling substantial company assets. There is no certainty that such strategies will be successful in the planned timeframe and senior lenders will further postpone principal payments, if necessary.

         The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. However, management believes that its turnaround efforts, if successful, will improve operations and may generate sufficient cash to meet its obligations in a timely manner.

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

         The Company's operating activities provided cash flow of $0.3 million in fiscal 2001, breakeven in fiscal 2000, and provided $9.4 million in fiscal 1999. Contract-related accounts described in the previous paragraph declined $8.7 million, $15.0 million and $9.7 million in fiscal 2001, 2000 and 1999, respectively. A significant portion of this decline in 2000 and 1999 resulted from contract cost-to-complete adjustments, which reduced revenues in excess of billing without providing cash flow. Accounts payable and accrued expenses decreased $3.5 million in fiscal 2001, increased $1.8 million in fiscal 2000 and decreased $4.8 million in fiscal 1999. The decrease in fiscal 2001 reflects the Company's reduced size of operations, in part due to the sale of it's Colorado Springs, Colorado office.

         Cash provided by investing activities principally consisted of proceeds from sales of assets, offset by the purchases of equipment and leasehold improvements. In fiscal year 2001, the Company enhanced cash flow by $8.6 million from the sale of assets, primarily from the sale of Colorado assets. The Company raised $3.6 million in 1999 from the sale of assets associated with the Mid-States Engineering and Cartographic Sciences units. The Company purchased equipment and leasehold improvements totaling $0.4 million, $1.7 million and $3.3 million in 2001, 2000 and 1999, respectively.

         Cash used by financing activities for fiscal years 2001, 2000 and 1999 was $10.1 million, $2.1 million and $5.3 million, respectively. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used in operations and the purchase of equipment and leasehold improvements. The Company reduced debt by $6.0 million with proceeds from the sale of its Colorado Springs, Colorado office.

QUARTERLY FINANCIAL INFORMATION

         Selected quarterly financial data for the years ended September 30, 2001 and 2000 are as follows (in thousands, except per share amounts):


                                           FIRST          SECOND            THIRD           FOURTH
                                          QUARTER         QUARTER          QUARTER          QUARTER           TOTAL
                                       ------------     ------------     ------------     ------------     ------------
2001

Revenues                               $     14,741     $     11,849     $      7,751     $      6,600     $     40,941
Earnings (loss) before income taxes
  and extraordinary item                       (735)          (4,257)             842           (3,107)          (7,257)
Net earnings (loss)                            (735)          (4,257)             842           (5,588)          (9,738)

Net earnings (loss) per share
  Basic                                       (0.11)           (0.61)             .12            (0.80)           (1.40)
  Diluted                                     (0.11)           (0.61)             .12            (0.80)           (1.40)

2000

Revenues                               $     16,843     $     17,955     $     11,708     $     13,579     $     60,085
Earnings (loss) before income taxes
  and extraordinary item                     (4,152)          (5,483)          (9,494)         (22,535)         (41,664)
Net loss                                     (2,677)          (3,550)          (9,494)         (22,858)         (38,579)

Net earnings (loss) per share
  Basic                                       (0.39)           (0.51)           (1.36)           (3.28)           (5.54)
  Diluted                                     (0.39)           (0.51)           (1.36)           (3.28)           (5.54)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

         The Company is required to adopt the provisions of Statement 142 effective October 1, 2002, but currently plans to elect to early adopt effective October 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting literature prior to the full adoption of Statement 142.

         The Company will be required to test goodwill for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         Amortization expense related to goodwill was $305,000, $1.7 million, and $1.5 million for the years ended September 30, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. However, the adoption of this Statement could have a material effect on the recorded balance of goodwill.

         In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

         The Company is required to adopt Statement 144 no later than the fiscal year ended September 30, 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques is used for speculative or trading purposes and the amounts involved are not considered material. Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $9.5 million was outstanding as of September 30, 2001. Assuming September 30, 2001 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's annual interest expense by $95,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Analytical Surveys, Inc.:

We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 13 to the consolidated financial statements, the Company has suffered significant losses in 2001 and 2000 and has determined that internal cash flows will be insufficient to fund working capital requirements and debt payments in 2002, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP
Indianapolis, Indiana
December 21, 2001 (except as to note 14, which is as of December 28, 2001)

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 2001 and 2000
                                 (In thousands)


                           ASSETS                                      2001             2000
                                                                   ------------     ------------
Current assets:
     Cash and cash equivalents                                     $      1,351            2,825
     Accounts receivable, net of allowance for doubtful
         accounts of $2,070 and $434                                      6,110           12,840
     Revenue earned in excess of billings                                10,567           18,018
     Deferred income taxes                                                   --            1,968
     Income taxes refundable                                                 20            3,145
     Prepaid expenses and other                                             619              517
                                                                   ------------     ------------
         Total current assets                                            18,667           39,313
                                                                   ------------     ------------

Equipment and leasehold improvements:
     Equipment                                                            7,202           15,363
     Furniture and fixtures                                                 594            1,720
     Leasehold improvements                                                 429            1,104
                                                                   ------------     ------------
                                                                          8,225           18,187
     Less accumulated depreciation and amortization                      (6,750)         (11,872)
                                                                   ------------     ------------
         Net equipment and leasehold improvements                         1,475            6,315
                                                                   ------------     ------------

Deferred income taxes                                                        --              432
Goodwill, net of accumulated amortization of $5,216 and $4,911            3,557            3,862
Investment securities                                                       120              340
                                                                   ------------     ------------

         Total assets                                                    23,819           50,262
                                                                   ============     ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line-of-credit                                                       4,400            5,890
     Current portion of long-term debt                                   10,366           13,555
     Billings in excess of revenue earned                                   244            1,850
     Accounts payable and other accrued liabilities                       4,445            7,833
     Accrued payroll and related benefits                                 1,960            3,112
                                                                   ------------     ------------
         Total current liabilities                                       21,415           32,240

Long-term debt, less current portion                                        200            5,952
                                                                   ------------     ------------

         Total liabilities                                               21,615           38,192
                                                                   ------------     ------------

Stockholders' equity:
     Common stock, no par value. Authorized 100,000 shares;
         issued and outstanding 6,978 and 6,974 shares                   32,191           32,185
     Accumulated other comprehensive loss                                  (253)            (119)
     Accumulated deficit                                                (29,734)         (19,996)
                                                                   ------------     ------------
         Total stockholders' equity                                       2,204           12,070
                                                                   ------------     ------------

Commitments and contingencies

         Total liabilities and stockholders' equity                $     23,819           50,262
                                                                   ============     ============


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended September 30, 2001, 2000 and 1999
                    (In thousands, except per share amounts)


                                                                       2001             2000               1999
                                                                   ------------     ------------     ------------

Revenues                                                           $     40,941           60,085          103,254
                                                                   ------------     ------------     ------------

Costs and expenses:
     Salaries, wages and benefits                                        25,003           44,027           57,571
     Subcontractor costs                                                  8,293           14,476           15,628
     Other general and administrative                                    10,558           14,231           18,112
     Bad debts                                                            1,740            2,268               --
     Depreciation and amortization                                        2,849            5,107            5,661
     Impairment of goodwill                                                  --           16,513               --
     Severance and related costs                                            230            2,532               --
     Gain on sale of assets                                              (3,542)              --           (1,084)
                                                                   ------------     ------------     ------------
                                                                         45,131           99,154           95,888
                                                                   ------------     ------------     ------------

         Earnings (loss) from operations                                 (4,190)         (39,069)           7,366
                                                                   ------------     ------------     ------------

Other income (expense):

     Interest expense, net                                               (1,916)          (2,391)          (2,698)
     Litigation settlement costs                                           (748)              --               --
     Other, net                                                            (403)            (204)             175
                                                                   ------------     ------------     ------------
                                                                         (3,067)          (2,595)          (2,523)
                                                                   ------------     ------------     ------------

         Earnings (loss) before income taxes and
              extraordinary item                                         (7,257)         (41,664)           4,843

Income tax expense (benefit)                                              2,781           (3,294)           2,053
                                                                   ------------     ------------     ------------

         Earnings (loss) before extraordinary item                      (10,038)         (38,370)           2,790

Extraordinary gain (loss) on extinguishment of debt, net of tax             300             (209)              --
                                                                   ------------     ------------     ------------

         Net earnings (loss)                                       $     (9,738)         (38,579)           2,790
                                                                   ============     ============     ============

Basic earnings (loss) per common share:
         Earnings (loss) before extraordinary item                 $      (1.44)           (5.51)            0.41
         Extraordinary item                                        $        .04             (.03)              --
         Net earnings (loss)                                       $      (1.40)           (5.54)            0.41

Diluted earnings (loss) per common share:
         Earnings (loss) before extraordinary item                 $      (1.44)           (5.51)            0.39
         Extraordinary item                                        $        .04             (.03)              --
         Net earnings (loss)                                       $      (1.40)           (5.54)            0.39

Weighted average common shares:
         Basic                                                            6,978            6,963            6,833
         Diluted                                                          6,989            7,049            7,177

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                  Years ended September 30, 2001, 2000 and 1999
                                 (In thousands)



                                                    COMMON STOCK                            ACCUMULATED
                                            ----------------------------                       OTHER
                                                                             RETAINED      COMPREHENSIVE
                                               SHARES          AMOUNT        EARNINGS          LOSS             TOTAL
                                            ------------    ------------   ------------    -------------   ------------
Balances at October 1, 1998                        6,732    $     28,670         15,793              --          44,463
Net earnings                                          --              --          2,790              --           2,790
Common stock issued in connection
     with business combination (note 2)               22             514             --              --             514
Exercise of stock options                            194           1,595             --              --           1,595
Tax benefit relating to exercise of stock
     options                                          --           1,301             --              --           1,301
                                            ------------    ------------   ------------    ------------    ------------

Balances at September 30, 1999                     6,948          32,080         18,583              --          50,663
Net loss                                              --              --        (38,579)             --         (38,579)
Unrealized change in investment
     securities, net of tax                           --              --             --            (119)           (119)
                                                                                                           ------------
Comprehensive loss                                                                                              (38,698)
Exercise of stock options                             26              68             --              --              68
Tax benefit relating to exercise of stock
     options                                          --              37             --              --              37
                                            ------------    ------------   ------------    ------------    ------------

Balances at September 30, 2000                     6,974          32,185        (19,996)           (119)         12,070
Net loss                                              --              --         (9,738)             --          (9,738)
Unrealized change in investment
     securities, net of tax                           --              --             --            (134)           (134)
                                                                                                           ------------
Comprehensive loss                                                                                               (9,872)
Exercise of stock options                              4               6             --              --               6
                                            ------------    ------------   ------------    ------------    ------------

Balances at September 30, 2001                     6,978    $     32,191        (29,734)           (253)          2,204
                                            ============    ============   ============    ============    ============


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Years ended September 30, 2001, 2000, and 1999
                                 (In thousands)


                                                                             2001            2000            1999
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
     Net earnings (loss)                                                 $     (9,738)        (38,579)          2,790
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
              Gain on sale of assets                                           (3,542)             --          (1,084)
              Depreciation and amortization                                     2,849           5,107           5,661
              Extraordinary (gain) loss on extinguishment of debt                (300)            209              --
              Loss on sale of equipment                                           416              --              --
              Deferred income taxes                                             2,486          (1,408)           (470)
              Tax benefit relating to exercise of stock options                    --              37           1,301
              Impairment of goodwill                                               --          16,513              --
              Changes in operating assets and liabilities:
                  Accounts receivable, net                                      5,091           2,234           1,138
                  Revenue earned in excess of billings                          4,826          12,880           7,718
                  Income taxes refundable or payable                            3,125             940          (3,369)
                  Prepaid expenses and other                                     (150)            418            (336)
                  Billings in excess of revenue earned                         (1,181)           (158)            866
                  Accounts payable and other accrued liabilities               (2,524)          2,770          (2,835)
                  Accrued payroll and related benefits                         (1,009)           (961)         (1,956)
                                                                         ------------    ------------    ------------
                      Net cash provided by operating activities                   349               2           9,424
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                            (376)         (1,697)         (3,295)
     Cash proceeds from sales of subsidiaries                                      --              --           3,578
     Cash proceeds from sale of Colorado assets                                 8,603              --              --
     Cash proceeds from sale of equipment                                          75              --              --
                                                                         ------------    ------------    ------------
                      Net cash provided (used) by investing activities          8,302          (1,697)            283
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
     Net borrowings (payments) under lines-of-credit                           (1,490)          5,890          (5,750)
     Proceeds from issuance of long-term debt                                      --              --           4,003
     Principal payments on long-term debt                                      (8,641)         (8,097)         (5,139)
     Proceeds from exercise of stock options                                        6              68           1,595
                                                                         ------------    ------------    ------------
                      Net cash (used) by financing activities                 (10,125)         (2,139)         (5,291)
                                                                         ------------    ------------    ------------

                      Net increase (decrease) in cash                          (1,474)         (3,834)          4,416

Cash and cash equivalents at beginning of year                                  2,825           6,659           2,243
                                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                                 $      1,351           2,825           6,659
                                                                         ============    ============    ============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                              $      2,066           2,391           2,567
                                                                         ============    ============    ============
     Cash paid for income taxes, net of refunds                          $     (2,831)         (2,845)          4,295
                                                                         ============    ============    ============
     Common stock issued in connection with
         business combinations                                           $         --              --             514
                                                                         ============    ============    ============
     Equity securities received in sale of subsidiary                    $         --              --             535
                                                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999




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

              The preparation of the financial statements in conformity with accounting principles generally accepted in the United Sates of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999


       (d)    GOODWILL

              Goodwill represents the excess of the purchase price over the net assets acquired in utility business combinations and is being amortized over a fifteen-year period using the straight-line method. The recoverability of goodwill is evaluated at the Utility Division and enterprise-level at least annually and whenever significant events or changes occur, such as significant decreases in anticipated cash flow, which might impair recovery of recorded costs. An impairment loss is recognized when estimated undiscounted future cash flows from operations and potential dispositions before interest costs, expected to be generated through the remaining amortization period is less than the net book value of long-lived assets. Measurement of an impairment loss is based on the fair value of the long-lived assets, using discounted cash flows over the remaining amortization period or estimated market values. Based on this measurement at the Utility Division level, the Company recorded an impairment loss of $16.5 million for the year ended September 30, 2000.

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

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



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

       (j)    FINANCIAL INSTRUMENTS

              The carrying amounts of financial instruments are estimated to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates and short-term maturities of these instruments.

(2)    SALE OF SUBSIDIARIES AND SALE OF COLORADO ASSETS

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

       On April 27, 2001, the Company completed the sale of substantially all of the assets of its Colorado Springs, Colorado-based land mapping office for an aggregate sales price of approximately $10.1 million, including cash proceeds of $8.6 million and the assumption by the buyer of $1.5 million of certain liabilities. The Company transferred approximately $2.9 million of net working capital and $2.2 million of net book value of equipment and leasehold improvements to the buyer and recorded a gain on the sale of approximately $3.5 million after transaction and other expenses. The Company used the proceeds of the transaction to reduce its line of credit, lease and term debt by a total of $6.0 million, pay Colorado-related liabilities of approximately $1.2 million, pay transaction expenses of approximately $700,000 and fund other operating expenses.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999


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


                                                  2001            2000
       Twelve months ended September 30:       (Pro Forma)    (Pro Forma)
                                              ------------    ------------

       Revenues                               $     32,567          48,000
       Net loss                               $    (14,162)        (34,718)
       Weighted average shares outstanding:
                Basic                                6,978           6,963
                Diluted                              6,989           7,049
       Net loss per common share:
                Basic                         $      (2.03)          (4.99)
                Diluted                       $      (2.03)          (4.99)


(3) ACCOUNTS RECEIVABLE, REVENUE EARNED IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF REVENUE EARNED

       At September 30, 2001, the estimated period to complete contracts in process ranges from one month to thirty-six months, and the Company expects to collect substantially all related accounts receivable and revenue earned in excess of billings within one year. Reserves on revenues earned in excess of billings total $478,000 and $1,627,000 for the years ended September 30, 2001 and 2000, respectively, which are netted with revenues earned in excess of billings. During 2001, $549,000 in reserves was written off against revenue earned in excess of billings, $700,000 was transferred to accounts receivable reserves and new reserves of $100,000 were established.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



       The following summarizes contracts in process at September 30 (in thousands):


                                                       2001            2000
                                                   ------------    ------------
       Costs incurred on uncompleted contracts     $    108,345          88,071
       Estimated earnings                                38,421          31,446
                                                   ------------    ------------
                                                        146,766         119,517
       Less billings to date                           (136,443)       (103,349)
                                                   ------------    ------------
                                                   $     10,323          16,168
                                                   ============    ============
       Included in the accompanying consolidated
         Balance Sheets as follows:
            Revenue earned in excess of billings   $     10,567          18,018
            Billings in excess of revenue earned           (244)         (1,850)
                                                   ------------    ------------
                                                   $     10,323          16,168
                                                   ============    ============

(4)    DEBT

       The line-of-credit, note payable and capital lease obligation represent the three components of a debt facility with the Company's senior lenders and are summarized as follows (in thousands).


       SHORT-TERM DEBT                2001            2000
                                  ------------    ------------

       Line-of-credit             $      4,400           5,890
                                  ============    ============

       LONG-TERM DEBT
       Note payable               $      9,733          15,927
       Capital lease obligation            596           3,260
       Other                               237             320
                                  ------------    ------------
                                        10,566          19,507
       Less current portion            (10,366)        (13,555)
                                  ------------    ------------
                                  $        200           5,952
                                  ============    ============


       The Company was in violation of certain financial covenants at various times in fiscal 2001, and the Company and its senior lenders renegotiated the terms and conditions of the debt facility through a series of waivers and amendments. The amended debt facility contains restrictive covenants that require, among other things, the maintenance of certain financial ratios and include limitations on capital expenditures, asset sales, incremental debt and dividend payments. The debt facility is secured by substantially all assets of the Company. The terms and conditions of each component of the debt facility are as follows:

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999


         The line-of-credit provides for borrowings of $4,400,000 and $7,500,000 at September 30, 2001 and 2000, respectively. The interest rate was prime rate plus 2.00% at September 30, 2001 and 2000 (8.5% and 11.50%, respectively). The availability of the borrowings at September 30, 2001 is based on eligible accounts receivable.

         The note payable of $9,733,000 at September 30, 2001 consists of $5,133,000 bearing interest at the prime rate plus 1.00% (7.00%) and $4,600,000 bearing no interest. The note payable at September 30, 2000 bore interest based on prime rate plus 2.00% (11.50%).

         The capital lease obligation is under a leasing facility that bears interest at effective rates ranging from 7.37% to 9.00%, payable in monthly installments through December 2002.

         Required principal payments on long-term debt are $10,366,000 for the year ending September 30, 2002; $87,000 in 2003; $66,000 in 2004 and
         $47,000 in 2005.

         Subsequent to September 30, 2001, the Company was unable to make a scheduled principal payment and later amended its line-of-credit and note payable with its senior lenders which modified repayment terms as discussed in note 14.

(5)      OPERATING LEASES

         The Company leases its facilities and certain equipment under operating leases. Amounts due under non-cancelable operating leases with terms of one year or more at September 30, 2001 are as follows (in thousands):

                 Years ending September 30:

                          2002                                             $      773
                          2003                                                    367
                          2004                                                     32
                          2005                                                      6
                          2006                                                      4
                                                                           ----------
                          Total minimum operating lease payments           $    1,182
                                                                           ==========

         Rent expense totaled $2,131,000, $2,651,000, and $2,780,000, for the years ended September 30, 2001, 2000, and 1999, respectively.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



(6)   INCOME TAXES

      Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):


                                    2001            2000            1999
                                ------------    ------------    ------------
      Current:
           Federal              $        294          (1,644)          2,177
           State and local                --            (242)            346
                                ------------    ------------    ------------
                                         294          (1,886)          2,523
                                ------------    ------------    ------------
      Deferred:
           Federal                     2,168          (1,227)           (400)
           State and local               319            (181)            (70)
                                ------------    ------------    ------------
                                       2,487          (1,408)           (470)
                                ------------    ------------    ------------

                                $      2,781          (3,294)          2,053
                                ============    ============    ============

      The exercise of non-qualified stock options results in state and federal income tax deductions to the Company equal to the difference between the market price at the date of exercise and the option exercise price. The benefit of such deductions is recorded as an increase to stockholders' equity and totaled approximately $1,301,000 and $37,000 in fiscal 1999 and 2000. No benefit was recorded in fiscal 2001.

      Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):


                                                        2001      2000     1999
                                                      -------   -------   -----

      Computed "expected" income tax expense          $(2,467)  (14,166)  1,647
      State income taxes, net of federal tax effect       213      (279)    182
      Amortization of non-deductible goodwill             101       318     315
      Impairment of non-deductible goodwill                --     2,693      --
      Change in deferred tax valuation allowance        5,415     8,051      --
      Other, net                                         (481)       89     (91)
                                                      -------   -------   -----

      Actual income tax expense (benefit)             $ 2,781    (3,294)  2,053
                                                      =======   =======   =====

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30 are as follows (in thousands):


                                                                          2001            2000
                                                                      ------------    ------------
          Deferred tax assets:
          Accrued liabilities, primarily due to accrued compensated
              absences for financial statement purposes               $        258             411
          Severance accruals                                                   229             523
          Bad debt and revenue earned in excess of billing
              allowances                                                     1,091             804
          NOL carryforward                                                   8,866           5,460
          Impairment of deductible goodwill                                  3,056           3,351
          Unrealized loss on investment securities                             163              75
          Other, net                                                           106             230
          Valuation allowance                                              (13,466)         (8,051)
                                                                      ------------    ------------

              Total deferred tax assets                                        303           2,803
                                                                      ------------    ------------

          Deferred tax liabilities:
          Equipment and leasehold improvements, primarily due to
              differences in depreciation                                     (303)           (403)
                                                                      ------------    ------------

              Net deferred tax asset                                  $         --           2,400
                                                                      ============    ============

         At September 30, 2001, the Company had net operating loss carryforwards of approximately $22.0 million that will expire through September 30, 2021. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the uncertainty surrounding the Company's ability to generate sufficient future taxable income to fully realize the deferred tax assets.

(7)      STOCKHOLDERS' EQUITY AND STOCK OPTIONS

         The Company may issue up to 2.6 million shares of preferred stock, no par value, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders. Subsequent to September 30, 2001, the Company issued 1.6 million shares of preferred stock to its senior lenders as partial consideration to reduce its outstanding debt. Terms of the issuance are more fully discussed in note 14.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999

         The Company currently has five nonqualified stock option plans with 873,300 shares available for grant as of September 30, 2001. The exercise price of the options is established by the Board of Directors on the date of grant. Options vest at 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from date of grant. The options may vest earlier under certain circumstances, such as a change in control.

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


                                              YEAR ENDED SEPTEMBER 30,
                                     ------------------------------------------
                                        2001            2000           1999
                                     ------------   ------------   ------------

         Net earnings (loss)              (11,576)       (41,096)            (4)
         Diluted earnings per share         (1.66)         (5.90)           .00

         The weighted average fair value of options granted during 2001, 2000 and 1999 was $1.29, $1.99 and $11.70 per share, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of three years, 146% volatility and a risk-free interest rate ranging from 5% to 6%.

         The above pro forma disclosures are not necessarily representative of the effect on the historical net earnings for future periods because options vest over several years, and additional awards are made each year. In addition, compensation cost for options granted prior to October 1, 1995, which vest after that date has not been considered.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



         Stock option activity for the plans for the years ended September 30 are summarized as follows (shares in thousands):


                                                            WEIGHTED
                                                            AVERAGE
                                          NUMBER OF      EXERCISE PRICE
                                           OPTIONS          PER SHARE
                                        ------------     --------------

         Balance, October 1, 1998              1,773      $      21.94
             Granted                             257             24.03
             Exercised                          (194)             8.24
             Canceled                             (5)            21.90
                                        ------------      ------------

         Balance, September 30, 1999           1,831             20.80
             Granted                             749              4.38
             Exercised                           (44)             3.78
             Canceled                           (825)            21.97
                                        ------------      ------------

         Balance, September 30, 2000           1,711             13.53
             Granted                             597              1.47
             Exercised                            (3)             1.58
             Canceled                           (578)            14.24
                                        ------------      ------------

         Balance, September 30, 2001           1,727      $       8.37
                                        ============      ============

         A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 2001 is as follows (shares in thousands):


                               NUMBER                    WEIGHTED       NUMBER
                             OUTSTANDING    WEIGHTED     AVERAGE      EXERCISABLE    WEIGHTED
              RANGE OF            AT        AVERAGE     REMAINING         AT         AVERAGE
              EXERCISE      SEPTEMBER 30,   EXERCISE   CONTRACTUAL   SEPTEMBER 30,   EXERCISE
               PRICE             2001        PRICE     LIFE (YEARS)      2001         PRICE
          ----------------  -------------  ---------   ------------  -------------  ---------
          $ 0.52 - 10.00          1,206    $    2.46            7            560    $    2.90
           10.01 - 20.00            226        12.37            4            222        12.31
           20.01 - 30.00            199        25.80            5            178        26.02
           30.01 - 40.00             60        33.00            6             60        33.00
           40.01 - 44.00             36        44.00            7             36        44.00
          ----------------    ---------    ---------    ---------      ---------    ---------
          $ 0.52 - 44.00          1,727    $    8.37            7          1,056    $   11.88
          ----------------    ---------    ---------    ---------      ---------    ---------

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



(8)      EMPLOYEE BENEFIT PLAN

         The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches 50% of employee contributions up to 4% of their compensation. The Company contributed $314,000, $521,000 and $661,000 to the plan in fiscal 2001, 2000 and
         1999, respectively.

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

(10)     LITIGATION

         The Company was named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On September 21, 2001, the United States District Court of the Southern District of Indiana (the "Court") issued an Order and Final Judgment ratifying the settlement terms of this lawsuit against the Company and certain of its directors and former officers. The settlement, which was agreed to in principle on April 4, 2001, provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4 million, of which the Company is contributing $100,000 of cash, and approximately 1,256,000 shares of the Company's common stock for the class. The class consists of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash is being contributed by the Company's insurance company. The Company's cost of this settlement, excluding legal fees, of $748,000 was based on the cash contribution and the value of the common shares on the date of the agreement in principle. This cost was included in the financial results of the Company in the fiscal quarter ended March 31, 2001.

         The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. The Court has limited the award under the Colorado Wage Claim Act to a maximum of approximately $88,000. The suit also claims that the Company has breached an obligation to indemnify Mr. Corder in connection with the securities lawsuit described in the preceding paragraph. A trial date of November 13, 2001 was postponed and a new date has not

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



         been set. It is impossible to evaluate what the impact of this action, or any future, related actions, may have on the Company. However, it is reasonably possible that an unfavorable outcome in the present litigation, or in any related future actions, could have a material adverse impact on the Company's financial condition or results of operations in one or more future reporting periods. The Company intends to defend itself vigorously in this action.

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

         The Company is also subject to various routine litigation. Management does not believe that any of these legal proceedings would have a material adverse effect on the Company's financial condition or results of operations.

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

         Interest expense and other non-segment specific expenses are not allocated to individual segments in determining the Company's performance measure. Non-segment assets to reconcile to total assets consists of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



                                                                                           NON-
                                                    UTILITIES              LAND           SEGMENT         TOTAL
                                                    ---------              ----           -------         -----
2001
       Operations
       Revenues                                    $     30,143            10,798              --          40,941
       Loss from Operations                              (5,465)           (2,267)          3,542          (4,190)
       Interest expense, net                                                               (1,916)         (1,916)
       Litigation settlement costs                                                           (748)           (748)
       Other                                                                                 (403)           (403)
       Income tax expense                                                                  (2,781)         (2,781)
       Extraordinary gain on
           extinguishment of debt                                                             300             300
                                                                                                    -------------

       Net loss                                                                                            (9,738)
                                                                                                    =============

       Assets
       Segment assets                              $     19,644             2,065              --          21,709
       Non-segment assets                                    --                --           2,110           2,110
                                                                                                    -------------
       Consolidated Assets                                                                                 23,819
                                                                                                    =============


                                                                                           NON-
                                                    UTILITIES              LAND           SEGMENT         TOTAL
                                                    ---------              ----           -------         -----
2000
       Operations
       Revenues                                    $     45,658            14,427              --          60,085
       Loss from Operations                             (28,204)          (10,865)             --         (39,069)
       Interest expense, net                                 --                --          (2,391)         (2,391)
       Other                                                 --                --            (204)           (204)
       Income tax benefit                                    --                --           3,294           3,294
       Extraordinary loss on
         extinguishment of debt                              --                --            (209)           (209)
                                                                                                    -------------

         Net (loss)                                          --                --              --         (38,579)
                                                                                                    =============

       Assets
       Segment assets                              $     29,038            11,997              --          41,035
       Non-segment assets                                    --                --           9,227           9,227
                                                                                                    -------------
       Consolidated Assets                                                                                 50,262
                                                                                                    =============

1999
       Operations
       Revenues                                    $     69,753            33,501              --         103,254
       Earnings (loss) from Operations                     (431)            6,713           1,084           7,366
       Interest expense, net                                 --                --          (2,698)         (2,698)
       Other                                                 --                --             175             175
       Income tax expense                                    --                --          (2,053)         (2,053)
                                                                                                    -------------

         Net income                                          --                --              --           2,790
                                                                                                    =============

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



(12)     IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

         The Company is required to adopt the provisions of Statement 142 effective October 1, 2002, but currently plans to elect to early adopt effective October 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting literature prior to the full adoption of Statement 142.

         The Company will be required to test goodwill for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



         determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         Amortization expense related to goodwill was $305,000, $1.7 million, and $1.5 million for the years ended September 30, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. However, the adoption of this Statement could have a material effect on the recorded balance of goodwill.

         In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



         The Company is required to adopt Statement 144 no later than the fiscal year ended September 30, 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

(13)     LIQUIDITY

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2001, the Company experienced significant operating losses with corresponding reductions in working capital and net worth and a substantial portion of its bank debt is included in current liabilities as of September 30, 2001 because it is due within one year. Management has determined that its internal cash flows will be insufficient to fund working capital requirements and debt payments in 2002. The Company's revenues and backlog have also decreased substantially during 2001, 2000, and 1999. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

         Since joining the Company in July 2000, the new chief executive officer and the Company's new management team have been developing operational and financial restructuring plans designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. Under this new leadership, the Company implemented plans to reduce non-core spending activities, reduce overhead, outsource certain components of projects and renegotiate its bank agreements. The Company is also actively pursuing additional financing alternatives that include new strategic investors, or potentially selling substantial Company assets. There is no assurance that such strategies will be successful in the planned timeframe or that senior lenders will further postpone principal payments, if necessary.

         The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. However, management believes that its turnaround efforts, if successful, will improve operations and generate sufficient cash to meet its obligations in a timely manner.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 2001, 2000 and 1999



(14)     SUBSEQUENT EVENT

         On December 28, 2001, the Company completed a Waiver Agreement and Amendment No. 12 to Credit Agreement and Other Loan and Lease Documents (the "Agreement") with its senior lenders. The Agreement waives all financial covenant defaults, changes loan maturity dates and continues principal prepayment incentives. Under this Agreement, senior lenders accepted a cash payment of $1,250,000 and non-convertible preferred stock with a face value of $3,200,000 in payment of the $4,400,000 line of credit and all but $3,000,000 of the note payable. The Agreement provides for the remaining $3,000,000 note payable to be reduced to zero with a cash payment of up to $875,000 by March 31, 2002, after which time the entire remaining balance is due. Until the amount is repaid, the note payable bears interest at prime rate plus 1.00%.

         The preferred stock was issued in the form of 1.6 million shares of Series A Preferred Stock, no par value per share, at an original issue price of $2.00 per share. The Company is entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. The Agreement calls for a mandatory payment of $800,000 by the third anniversary. The preferred stock earns a dividend at the annual rate of 5.00% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

         This Company will recognize an extraordinary gain in the form of debt forgiveness income in the fiscal quarter ending December 31, 2001 as a result of this Agreement.

         The Company has the opportunity to realize additional debt forgiveness income in the fiscal quarter ending March 31, 2002 of between $2,225,000 and $2,125,000 in the event the note payable is repaid by March 31, 2002.

         The Company is working with potential lending and equity sources to secure funds for operations and to repay senior lenders to take advantage of the debt forgiveness opportunity, but there is no assurance it will be successful within the time constraints. The debt facility is secured by substantially all assets of the Company.

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

                  Included in Part II of this Report:

                  Independent Auditors' Report
                  Consolidated Balance Sheets, September 30, 2001 and 2000

                  Consolidated Statements of Operations, Years Ended September 30, 2001, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity, Years Ended September 30, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows, Years Ended September 30, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements, September 30, 2001, 2000 and 1999

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

         10.14 Employment Agreement dated February 9, 2000, between ASI and Michael A. Renninger.

         10.15 Employment Agreement dated January 31, 2000 between ASI and David O. Hicks.

         10.16 Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and form of stock option agreement.

         10.17 Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement.

         10.18 Amendment No. 4 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of January 1, 1999 (incorporated by reference to ASI's Annual Report on Form 10-KA for the year ended September 30, 2000).

         10.19 Amendment No. 5 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of November 24, 1998 (incorporated by reference to ASI's Annual Report on Form 10-KA for the year ended September 30, 2000).

         10.20 Amendment No. 6 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 30, 2000 (incorporated by reference to ASI's Annual Report on Form 10-KA for the year ended September 30, 2000).

         10.21 Amendment No. 7 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of August 1, 2000 (incorporated by reference to ASI's Annual Report on Form 10-KA for the year ended September 30, 2000).

         10.22 Amendment No. 8 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of September 8, 2000 (incorporated by reference to ASI's Annual Report on Form 10-KA for the year ended September 30, 2000).

         10.23 Exhibit A-1 to Promissory Note dated as of September 8, 2000 (incorporated by reference to ASI's Annual Report on Form 10-KA for the year ended September 30, 2000).

         10.24 Amendment No. 9 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2000.

         10.25 Amendment No. 10 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of March 31, 2001.

         10.26 Amendment No. 11 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 31, 2001.

         10.27 Employment Agreement dated July 10, 2001, between ASI and J. Norman Rokosh.

         10.28 Amendment No. 12 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2001.


         23.      Consent of Experts and Counsel:

                       Consent of KPMG LLP.


(b)      Reports on Form 8-K filed during the quarter ended September 30, 2001.

         8-K filed July 13, 2001 -- Unaudited Condensed Consolidated Balance Sheet Information

         8-K/A filed July 16, 2001 -- Revised Unaudited Condensed Consolidated Balance Sheet Information

         8-K filed August 7, 2001 -- Waiver Agreement and Amendment No. 11 to Credit Agreement and Other Loan and Lease Documents

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Analytical Surveys, Inc.

         By:    /s/ Joseph N. Rokosh                     Date: December 31, 2001
              ---------------------------------------          -----------------
                Joseph N. Rokosh,
                President and Chief Executive Officer

         By:    /s/ Michael A. Renninger                 Date: December 31, 2001
              ---------------------------------------          -----------------
                Michael A. Renninger
                Chief Financial Officer