Form 10-K405/A
period 2001-11-30
ANALYTICAL SURVEYS INC
filed 2002-02-08
CIK 753048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         COMMISSION FILE NUMBER 0-13111

                            ANALYTICAL SURVEYS, INC.
             (Exact name of registrant as specified in its charter)

         Colorado                                    84-0846389
         ---------------------------                 ---------------------------
         State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization               Identification No.)

     941 N. Meridian Street, Indianapolis, IN        46204
     ---------------------------------------------------------------------------
     (Address or principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (317) 634-1000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class           Name of each exchange on which registered



     --------------------------------------------------------------------------
           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock
          -------------------------------------------------------------
                                (Title of class)


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

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                TABLE OF CONTENTS

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant....................1

Item 11.     Executive Compensation................................................2

Item 12.     Security Ownership of Other Beneficial Owners and Management.........10

Item 13.     Certain Relationships and Related Transactions ......................11

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following lists the directors of Analytical Surveys, Inc. ("ASI" or the "Company"), their ages, and a description of their business experience and positions held as of September 30, 2001. The Board consists of five directors. Directors are elected to a one-year term. The date the present term of office expires for each director is the date of the Annual Meeting of the Company's shareholders or until successors are elected and qualified.

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

         Richard P. MacLeod, 64, has served as a director of the Company since December 1987. From May 1985 until his retirement in April 1997, Mr. MacLeod was president of the United States Space Foundation, a private foundation. He served 24 years in the U.S. Air Force, most recently as Chief of Staff, North American Aerospace Defense Command, and as the first Air Force Space Command Chief of Staff.

         Sol C. Miller, 64, has served as a director of the Company since August 1997. From January 24, 2000 through July 11, 2000, Mr. Miller served as interim chief executive officer of the Company. He was a co-founder of MSE Corporation and was chairman of the board from 1960 until its acquisition by the Company in July 1997. He is the president of SCM Real Estate Development Corporation.

         Dr. James T. Rothe, 58, has served as a director of the Company since December 1987 and chairman of the board since January 24, 2000. Dr. Rothe has been a Professor of Business at the College of Business and Administration, University of Colorado at Colorado Springs since August 1986, where he served as Dean until June 1994. From 1988 to 1999, Dr. Rothe was a principal in Phillips-Smith Specialty Retail, Inc., a venture capital firm. He is presently serving as a Distinguished Visiting Professor at the American Graduate School of International Management. He is a director of NeoCore, LLC, an information technology company, and of Optika, Inc., an electronic commerce software and solutions company. He is also a trustee of the Janus Funds.

         John A. Thorpe, 67, the founder of ASI, has served as a director of the Company since February 1981. From January 24, 2000 through July 11, 2000, he served as assistant chief executive officer of the Company. He served as chairman of the board of the Company from February 1981 until March 1997. Prior to founding the Company, Mr. Thorpe owned and operated Photosurveys (Pty.) Ltd., an aerial survey company located in Johannesburg, South Africa. From 1993 until August 1998, Mr. Thorpe also devoted part of his time as the chief technical officer of the Company. Mr. Thorpe is a certified photogrammetrist and owner of Sundeer Yachts, LLC, a boat building company.

EXECUTIVE OFFICERS

         The following is certain information concerning the executive officers of the Company, as of September 30, 2001, based on information furnished by them.

         J. Norman Rokosh, 42, president and chief executive officer. Mr. Rokosh joined the Company in July 2000 as its president and chief executive officer. From January 1999 until July 2000, Mr. Rokosh was employed by PricewaterhouseCoopers LLP as a vice president, financial advisory services division. From January 1998 to December 1998, Mr. Rokosh was vice president, business development at Intermap Technologies Limited, a provider of mapping and GIS products and services. From 1996 to 1997, Mr. Rokosh was a vice president at BOVAR Inc., an environmental consulting firm. From 1991 to 1996, Mr. Rokosh was financial director at Intera Information Technologies Limited, a provider of mapping products. Prior to 1991, Mr. Rokosh was employed by international firms in positions of engineering and finance.

         Michael A. Renninger, 42, chief financial officer. Mr. Renninger joined the Company in February 2000 as its chief financial officer. Prior to joining the Company, Mr. Renninger was a principal at Renninger & Associates, LLC, a mergers and acquisitions consulting firm. From 1998 to 1999, Mr. Renninger was vice president, corporate finance at City Securities Corporation. From 1993 to 1998, Mr. Renninger was employed at David A. Noyes & Co. as vice president, capital markets group. From 1989 to 1993, Mr. Renninger was chief financial officer at Citizens Banking Company. Prior to that, Mr. Renninger served in various audit management capacities at Crowe Chizek and Company and Coopers & Lybrand. Mr. Renninger is a certified public accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPANY

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10 percent of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes of ownership of the Company's common stock.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during fiscal 2001, all such filing requirements were met.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

         This table sets forth a summary of certain information regarding the compensation of the Chief Executive Officer of the Company and other executive officers whose salary and bonus exceeded $100,000 during fiscal 2001 (the "named executive officers") for the fiscal years ended September 30, 2001, 2000, and 1999.

                               Annual Compensation


                                                                                            Long Term
                                                                                          Compensation
                                                                                             Awards
         Name and                                                      Other Annual           Stock             All Other
          Title                   Year     Salary          Bonus       Compensation(1)      Options(2)        Compensation
          -----                   ----     ------          -----       ------------       ------------        ------------
                                              $              $               $                 (#)                 $
                                           ------          -----       ------------       ------------        ------------
J. Norman Rokosh                  2001     250,000        200,000             --               200,000            4,808(3)
  President and                   2000      47,115(4)     133,333             --               150,000               --
  Chief Executive Officer         1999         N/A             --             --                    --               --

Michael A. Renninger              2001     220,000         81,016             --                60,000            4,400(5)
  Chief Financial Officer         2000     134,538(6)          --             --                40,000            2,200
                                  1999         N/A             --             --                    --               --


(1) Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns in any of the fiscal years reported, except as indicated.

(2) Long term compensation consists only of stock options. There were no grants of restricted stock or payments from other long-term incentive plans, therefore columns for "Restricted Stock Awards" and "LTIP Payouts" are omitted.

(3) Other compensation for fiscal 2001 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $4,808.

(4) Mr. Rokosh began employment with the Company on July 11, 2000. Accordingly, salary information included in the table represents only salary from that date through September 30, 2000.

(5) Other compensation for fiscal 2001 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $4,400.

(6) Mr. Renninger began employment with the Company on February 8, 2000. Accordingly, salary information included in the table represents only salary from that date through September 30, 2000.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         This table sets forth certain information with respect to grants made by the Company of stock options to the named executive officers during fiscal 2001. No stock appreciation rights ("SARs") were granted to the named executive officers during fiscal 2001.



                                                                                           Potential Realizable Value(2)
                                Number of                                                     at Assumed Annual Rates
                                Securities      Percent of                                     of Stock Appreciation
                                Underlying    Total Options     Exercise                          for Option Term
                                 Options       to Employees      Price       Expiration    -----------------------------
           Name                 Granted (1)   in Fiscal Year     ($/sh)         Date           5% ($)          10% ($)
           ----                 -----------   --------------    ---------    -----------      -------          -------
J. Norman Rokosh                 100,000           33.47           2.00       10/24/10        115,680          302,667
                                 100,000                           1.00        8/23/11         53,116          143,812

Michael Renninger                 20,000           10.04           2.00       10/24/10         23,136           60,533
                                  40,000                            .70        9/11/11              0                0



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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         This table provides certain information regarding the exercise of stock options by the named executive officers during fiscal 2001, and the number and value of unexercised stock options at September 30, 2001. There were no unexercised options that were in-the-money at fiscal year end. As of that date, no SARs were outstanding.



                     Shares                  Number of Securities Underlying               Value of Unexercised
                    Acquired                     Unexercised Options                        in-the-Money Options
                      on         Value           at Fiscal Year End (#)                    at Fiscal Year End ($)
                    Exercise    Realized     --------------------------------          ------------------------------
      Name            (#)         ($)         Exercisable       Unexercisable           Exercisable     Unexercisable
      ----         ---------    --------     --------------    --------------          -------------------------------
J. Norman Rokosh         0            0         100,000            250,000                       --              --
Michael Renninger        0            0          25,000             75,000                       --              --


DIRECTORS

         Non-employee directors receive a quarterly retainer of $6,125 for participation in board and committee meetings. Directors who are also employees of the Company do not receive any additional compensation for their service on the board of directors.

         Non-employee directors also participate in the Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan. Each non-employee director is granted options to purchase 9,000 shares of common stock annually at an exercise price equal to the fair market value at the date of grant.

EMPLOYMENT CONTRACTS

Chief Executive Officer

         Effective July 10, 2001, the Company entered into a new employment agreement with Mr. Rokosh, providing for a base salary of $250,000. The term of the employment agreement extends until September 30, 2002. Mr. Rokosh is entitled to participate in a bonus plan under which he may receive a bonus of up to $65,000 for each quarter, depending on whether performance objectives determined by the Board of Directors are satisfied. Mr. Rokosh also participates in any and all other plans that are maintained by the Company for the benefit of the Company's executives or employees in general.

         Under the employment agreement, Mr. Rokosh has agreed that he will not at any time disclose any confidential information or trade secrets of the Company, and that all of his rights to inventions relating to the Company's business belong to the Company.

Chief Financial Officer

         Effective February 9, 2000, the Company entered into an employment agreement with Mike Renninger, providing for a base salary of $220,000. The term of the employment agreement extends until February 9, 2002, and is automatically extended for successive two-year periods thereafter if not terminated. Mr. Renninger is "eligible for bonuses in 2002 and thereafter, if any, as approved by the Company, with respect to work performed on and after January 1, 2001, in the same manner as other executive officers of Employer." Mr. Renninger also participates in other plans that are maintained by the Company for the benefit of the Company's executives or employees in general.

         Upon termination of Mr. Renninger's employment without cause or if he resigns his employment for "good reason," Mr. Renninger will continue to receive salary and benefits for 18 months, and will receive a bonus during such period equal to the equivalent of three months' additional salary. If Mr. Renninger is terminated by the Company for "cause" (as defined in the employment agreement) or if he terminates his employment without "good reason," he will be entitled to receive severance pay for one year after the effective date of termination, at a rate equal to 75% of his then current salary. In return for these severance payment obligations, Mr. Renninger has agreed not to compete with the Company for a period of one year after his termination of employment with the Company.

         Mr. Renninger's employment agreement contains substantially the same provisions as the provisions of Mr. Rokosh's employment agreement relating to confidential information, trade secrets, and inventions.


REPORT OF THE COMPENSATION COMMITTEE

         The compensation committee follows established rationale and policies for compensating the Company's executive officers. The following report of the compensation committee describes these policies and rationales with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2001.

         Officer Compensation Policy. The compensation committee's fundamental policy is to provide a compensation program for executive officers that will enable the Company to attract and retain the services of highly-qualified individuals and offer the Company's executive officers competitive compensation opportunities based upon overall Company performance and their individual contribution to the financial success of the Company. It is the committee's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon such officer's own level of performance.

         Employment Agreements. The executive officers are employed pursuant to written employment agreements. The compensation committee has considered the advisability of using employment agreements and has determined that it is in the best interests of the Company because it permits us to achieve our desired goals of motivating and retaining the best possible executive talent. Because of extraordinary events affecting the Company in recent years, the compensation committee has determined that the use of employment agreements may be necessary in certain cases to ensure the retention of key executive officers and to attract additional executive talent to the Company. Each employment agreement separately reflects the terms that the compensation committee felt were appropriate and/or necessary to recruit and retain the services of the particular executive officer, within the framework of the Company's compensation policies.

         Components of Executive Compensation. Each executive officer's compensation package is comprised of three elements: base salary, which is designed to be competitive with salary levels of similar companies that compete with the Company for executive talent and reflects individual performance and the executive's contribution; performance bonuses, which is based on the terms of employment agreements; and long-term stock option awards, which create common interests for the executive officers and the shareholders.

         Base Salary. The salaries paid to the executive officers in fiscal 2001 were based on the terms of their employment agreements and are set forth in the summary compensation table.

         Bonuses. On September 26, 1991, the compensation committee adopted an incentive bonus plan for its executive officers. The incentive bonus plan is based on the year-to-year growth in net profit and the return on equity. No bonuses were paid under the plan in fiscal 2001. The executive officers are entitled to annual bonuses based upon the terms of their employment agreements (see "Employment Contracts and Termination, Severance and Change of Control Arrangements".) The bonuses paid to executive officers in fiscal 2001 under the terms of their employment agreements or at the discretion of the Board of Directors are set forth in the Summary Compensation Table.

         Stock Option Plans. The Company has the Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan, the Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, the Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and the Analytical Surveys, Inc. Year 2000 Stock Incentive Plan, as amended and supplemented. The option plans are long-term incentive plans for employees and are intended to align shareholder and employee interests by establishing a direct link between long-term rewards and the value of the Company's stock. The compensation committee believes that long-term stock incentives for executive officers and employees are an important factor in retaining valued employees. Because the value of an option bears a direct relationship to the Company's stock price, the compensation committee believes that options motivate officers and employees to manage the Company in a manner that will benefit all shareholders.

         The options granted to the executive officers in fiscal 2001 were made in accordance with the terms of their employment agreements (see "Employment Contracts and Termination, Severance and Change of Control Arrangement") or at the discretion of the Board. Information with respect to option grants in fiscal 2001 to the executive officers is set forth in the Option Grants Table. The compensation committee views stock option grants as an important component of its long-term, performance-based compensation philosophy.

         CEO Compensation. The compensation paid to Mr. Rokosh during fiscal 2001 is based upon the terms of his employment agreement. Such agreement is described under "Employment Contracts and Termination, Severance and Change of Control Arrangements." Pursuant to the terms of the employment agreement, Mr. Rokosh's annual base salary for fiscal 2001 was

$250,000. In addition, he was granted options and paid an annual bonus as set forth in the Options Grants Table and the Summary Compensation Table, respectively, pursuant to the terms of the employment agreement.

         Deductibility of Executive Compensation. The compensation committee is responsible for addressing the issues raised by Internal Revenue Code Section 162(m). Section 162 (m) limits to $1 million the Company's deduction for compensation paid to certain executive officers of the Company which does not qualify as "performance-based." To qualify as performance based under Section 162(m), compensation payments must be made pursuant to a plan that is administered by a committee of outside directors and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by shareholders, and the compensation committee must certify that the performance goals were achieved before payments can be awarded. The Company believes that all compensation paid to its executive officers listed in the summary compensation table in fiscal 2001 is fully deductible and that compensation paid under the plans will continue to be deductible. The committee's present intention is to comply with the requirements of Section 162(m) unless and until the committee determines that compliance would not be in the best interest of the Company and its shareholders.



                                                 By the Compensation Committee
                                                    Richard P. MacLeod, Chair
                                                    Robert H. Keeley
                                                    James T. Rothe

PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company's common stock with the index of the cumulative total return for the Nasdaq Stock Market (U.S.) ("Total U.S.") and the index of the Nasdaq Computer and Data Processing Services Stocks ("DP&S"). The graph assumes that $100 was invested on October 1, 1996, and that all dividends, if any, were reinvested.



                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                        AMONG ANALYTICAL SURVEYS, INC.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX


                              [PERFORMANCE GRAPH]



The following data points were used in constructing the performance graph:



                                                          Cumulative Total Return
                                       --------------------------------------------------------
                                           9/96      9/97    9/98      9/99     9/00      9/01
ANALYTICAL SURVEYS, INC.                 100.00    207.95  211.36    143.18    18.18      6.27
NASDAQ STOCK MARKET (U.S.)               100.00    137.28  139.45    227.82   302.48    123.63
NASDAQ COMPUTER & DATA PROCESSING        100.00    135.36  175.47    297.85   373.69    134.08

ITEM 12. SECURITY OWNERSHIP OF OTHER BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 30, 2001, certain information with respect to the ownership of the common stock of the Company by
(i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock (based on filings with the Securities and Exchange Commission), (ii) each director of the Company, (iii) each named executive officer and (iv) all executive officers and directors of the Company as a group. Except as otherwise noted in the table, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable, and the address of each holder of more than 5% of the Company's common stock is c/o Analytical Surveys, Inc., 941 North Meridian Street, Indianapolis, Indiana 46204.


                                                         SHARES
                                                      BENEFICIALLY    PERCENT OF
         NAME OF BENEFICIAL OWNER                       OWNED(1)         CLASS
         ------------------------                     ------------    ----------

         Sol C. Miller                                   764,500(2)      10.4
         John A. Thorpe                                  508,059(3)       6.9
         Robert H. Keeley                                 47,250(4)       0.6
         Richard P. MacLeod                               70,352(5)       1.0
         James T. Rothe                                   72,904(6)       1.0
         J. Norman Rokosh                                100,000(7)       1.4
         Michael A. Renninger                             33,000(8)       0.4

         All directors and executive officers as a     1,596,065         21.6%
         group (7 persons)

-----------

(1) Based on 6,977,794 shares of common stock outstanding as of September 30, 2001 and a total of 396,481 shares of common stock underlying options as disclosed below.

(2) Includes 22,500 shares of common stock underlying options that are exercisable within 60 days of September 30, 2001. Includes 37,000 shares held by the SCM Family Limited Partnership of which Mr. Miller and his wife are the sole general partners.

(3) Includes 66,077 shares of common stock underlying options that are exercisable within 60 days of September 30, 2001. Includes 122,249 shares of common stock held by the Thorpe Family Limited Partnership of which Mr. Thorpe and his wife are the sole general partners and 52,000 shares of common stock held by a charitable remainder trust of which Mr. Thorpe is a trustee.

(4) Includes 42,750 shares of common stock underlying options that are exercisable within 60 days of September 30, 2001 and 4,500 shares held by Dr. Keeley's wife.

(5) Includes 64,500 shares of common stock underlying options that are exercisable within 60 days of September 30, 2001.

(6) Includes 70,654 shares of common stock underlying options that are exercisable within 60 days of September 30, 2001.

(7) Includes 100,000 shares of common stock underlying options that are exercisable within 60 days of September 30, 2001.

(8) Includes 30,000 shares of common stock underlying options that are exercisable within 60 days of September 30, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         The Company's headquarters facilities are leased from MSE Realty, LLC, a company owned by Mr. Miller, under an operating lease that expires June 30, 2002. This lease was negotiated effective June 30, 2001 to reduce monthly rental expense from $110,786 to $25,000 per month in exchange for reduced occupancy. Rental expense for this lease was $1,072,080 in fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Analytical Surveys, Inc. has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Analytical Surveys, Inc.
(Registrant)


By:  /s/ Michael A. Renninger                         Date:  February 7, 2002


---------------------------------
Chief Financial Officer