Form 10-Q
period 2001-12-31
ANALYTICAL SURVEYS INC
filed 2002-02-14
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
 X              Quarterly Report Pursuant to Section 13 or 15(d)
---
                     of the Securities Exchange Act of 1934


                         For the quarterly period ended
                                DECEMBER 31, 2001
                                       or
                Transition Report Pursuant to Section 13 or 15(d)
---                  of the Securities Exchange Act of 1934
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


The number of shares of common stock outstanding as of February 14, 2002 was 6,977,794.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                  December 31, September 30,
                                                                     2001           2001
                                                                  ------------ -------------
                                                                  (Unaudited)
ASSETS
Current assets:
     Cash                                                           $  1,049       1,351
     Accounts receivable, net of allowance for doubtful
         accounts of $807 and $2,070                                   3,179       6,110
     Revenue in excess of billings                                    10,317      10,567
     Income tax receivable                                              --            20
     Prepaid expenses and other                                          352         619
                                                                    --------    --------

         Total current assets                                         14,897      18,667
                                                                    --------    --------

Equipment and leasehold improvements, at cost:
     Equipment                                                         7,230       7,202
     Furniture and fixtures                                              594         594
     Leasehold improvements                                              429         429
                                                                    --------    --------
                                                                       8,253       8,225
     Less accumulated depreciation and amortization                   (7,043)     (6,750)
                                                                    --------    --------
         Net equipment and leasehold improvements                      1,210       1,475
                                                                    --------    --------

Goodwill, net of accumulated amortization of $5,216                     --         3,557
Investment securities                                                    426         120
                                                                    --------    --------

         Total assets                                               $ 16,533      23,819
                                                                    ========    ========

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                             December 31, September 30,
                                                                 2001          2001
                                                             -----------  -------------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Lines-of-credit                                           $     --       4,400
     Current portion of long-term debt                            3,426      10,366
     Billings in excess of revenue                                  317         244
     Accounts payable and other accrued liabilities               3,900       4,445
     Accrued payroll and related benefits                         1,875       1,960
                                                               --------    --------

         Total current liabilities                                9,518      21,415

Long-term debt, less current portion                                158         200
                                                               --------    --------

         Total liabilities                                        9,676      21,615
                                                               --------    --------

Redeemable preferred stock; no par value. Authorized 2,500
     shares; and 1,600 shares issued and outstanding at
     December 31 (liquidation value $1,600)                         300          --
                                                               --------    --------

Stockholders' equity:
     Common stock; no par value. Authorized 100,000 shares;
         and 6,978 shares issued and outstanding
         at December 31, and September 30, respectively          32,191      32,191
     Accumulated other comprehensive income (loss)                   53        (253)
     Retained earnings (accumulated deficit)                    (25,687)    (29,734)
                                                               --------    --------
         Total stockholders' equity                               6,557       2,204
                                                               --------    --------

         Total liabilities and stockholders' equity            $ 16,533      23,819
                                                               ========    ========


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                    Three Months Ended
                                                                       December 31,
                                                                    2001        2000
                                                                  --------    --------
Revenues                                                          $  5,635      14,741

Costs and expenses
     Salaries, wages and related benefits                            4,106       7,688
     Subcontractor costs                                             1,080       3,153
     Other general and administrative                                1,985       3,145
     Depreciation and amortization                                     293         852
                                                                  --------    --------
                                                                     7,464      14,838
                                                                  --------    --------
                  Loss from operations                              (1,829)        (97)
                                                                  --------    --------

Other income (expense)
     Interest expense, net                                            (174)       (679)
     Other                                                              24          41
                                                                  --------    --------
                                                                      (150)       (638)
                                                                  --------    --------

                  Loss before income taxes                          (1,979)       (735)

Income taxes                                                            --          --
                                                                  --------    --------

Loss before extraordinary item and cumulative effect of a
     change in accounting principle                                 (1,979)       (735)
Extraordinary gain on extinguishment of debt, net of tax of $ 0      9,583          --
                                                                  --------    --------

Earnings (loss) before cumulative effect of a change in
     accounting principle                                            7,604        (735)

Cumulative effect of a change in accounting principle               (3,557)         --
                                                                  --------    --------

     Net earning (loss)                                              4,047        (735)

Other comprehensive earnings (loss), net of tax of $0                  306        (139)
                                                                  --------    --------

     Comprehensive earnings (loss)                                $  4,353        (874)
                                                                  ========    ========

Basic and diluted earnings (loss) per common share:
     Loss before extraordinary item and cumulative effect
         of a change in accounting principle                      $   (.28)       (.11)
     Extraordinary gain                                           $   1.37          --
     Cumulative effect of a change in accounting principle        $   (.51)         --
                                                                  --------    --------
     Net earnings (loss)                                          $    .58        (.11)
                                                                  ========    ========

Weighted average outstanding common shares:
     Basic                                                           6,978       6,977
     Diluted                                                         6,978       6,982



See accompanying notes to consolidated financial statements

                             ANALYTICAL SURVEYS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                              Three Months Ended
                                                                 December 31,
                                                                2001       2000
                                                               -------    -------
Cash flow from operating activities:
     Net earnings (loss)                                       $ 4,047       (735)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Extraordinary gain on extinguishment of debt           (9,583)        --
         Cumulative effect of change in accounting principle     3,557         --
         Depreciation and amortization                             293        852
         Changes in operating assets and liabilities:
              Accounts receivable, net                           2,931       (186)
              Revenue in excess of billings                        250        488
              Income taxes                                          20        433
              Prepaid expenses and other                           267        (82)
              Billings in excess of revenue                         73         55
              Accounts payable and other accrued liabilities      (545)    (1,426)
              Accrued payroll and related benefits                 (85)      (122)
                                                               -------     ------
                  Net cash provided by (used in) operating
                      activities                                 1,225       (723)
                                                               -------     ------


Cash flows from investing activities:
     Purchase of equipment and leasehold improvements              (28)      (200)
                                                               -------     ------

                  Net cash used in investing activities            (28)      (200)
                                                               -------     ------

Cash flows from financing activities:
     Net borrowings under lines-of-credit                           --        450
     Principal payments on long-term debt                       (1,499)    (1,509)
     Proceeds from exercise of stock options                        --          6
                                                               -------     ------

                  Net cash used in financing activities         (1,499)    (1,053)
                                                               -------     ------

Net decrease in cash                                              (302)    (1,976)

Cash at beginning of period                                      1,351      2,825
                                                               -------     ------

Cash at end of period                                          $ 1,049        849
                                                               =======     ======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $   185        674
                                                               =======     ======
     Refunds of income taxes                                   $    20        433
                                                               =======     ======
     Issuance of preferred stock to retire debt                $   300         --
                                                               =======     ======



See accompanying notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's annual report for the year ended September 30, 2001. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at December 31, 2001 and the results of their operations and cash flows for the three months ended December 31, 2001 and 2000.

2. SALE OF COLORADO ASSETS

On April 27, 2001, the Company completed the sale of substantially all of the assets of its Colorado Springs, Colorado-based land mapping office for an aggregate sales price of approximately $10.1 million, including cash proceeds of $8.6 million and the assumption of $1.5 million of certain liabilities by the buyer. The Company transferred approximately $2.9 million of net working capital and $2.2 million of net book value of equipment and leasehold improvements to the buyer and recorded a gain on sale of approximately $3.5 million after transaction and other expenses. The Company used the proceeds of the transaction to reduce its line-of-credit, lease and term debt by a total of $6.0 million, pay Colorado-related liabilities of approximately $1.2 million, pay transaction expenses of approximately $700,000 and fund other operating expenses.

The following summarized pro forma unaudited information represents the historical operating results of Analytical Surveys, Inc. assuming the sale of the Colorado assets had occurred at the beginning of the period presented below, adjusted to give effect to events that are directly attributable to the transaction. The pro forma financial information presented is not necessarily indicative of what the Company's actual operating results would have been had the sale of the Colorado assets occurred before such period (in thousands, except per share amounts):

        THREE MONTHS ENDED DECEMBER 31:                      2000
                                                          (Pro Forma)
                                                          -----------

        Revenues                                          $    11,016
        Net loss                                          $    (1,499)
        Weighted average shares outstanding:
             Basic                                              6,977
             Diluted                                            6,982
        Net loss per common share:
             Basic                                        $      (.21)
             Diluted                                      $      (.21)


3. GOODWILL IMPAIRMENT

The Company has elected early adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of this election, the Company tested the carrying value of its goodwill for impairment under the provisions of FASB No. 142 as of October 1, 2001. The Company determined the goodwill recorded at October 1, 2001 was primarily associated with indefinite lived intangible assets resulting from the acquisitions in its Utilities Division. The Company used the quoted market value of its stock on October 1, 2001 at a discounted value to reflect the lack of float in available shares and the going-concern issues at that date to determine the fair value of the Company as a whole. The fair value of the reporting units (i.e. individual offices) in the Utilities Division was determined by allocating the fair value of the Company by each reporting unit's respective portion of the Company's contract assets (i.e. accounts receivables and revenue in excess of billings). The fair value of each reporting unit was then compared to the net assets of the respective reporting unit (including allocated Corporate net assets) to determine if reporting unit level goodwill was impaired. The Company determined that impairment had occurred in each of the respective reporting units and that an impairment loss of $3.6 million should be reflected as a Cumulative Effect of a Change in Accounting Principle at October 1, 2001.

   THREE MONTHS ENDED DECEMBER 31:                       2002         2001
                                                       --------      ------
   (In thousands except for per share amounts)

   Net earnings (loss)                                 $  4,047      (735)
   Add back:  Goodwill amortization                          --        79
                                                       --------      -----

   Adjusted net earnings (loss)                        $  4,047      (656)
                                                       ========      =====

   Basic and diluted earnings (loss) for common share:
   Net earnings (loss)                                 $    .58      (.11)
   Goodwill amortization                                     --       .01
                                                       --------      -----
   Adjusted net earnings (loss)                        $    .58      (.10)
                                                       ========      =====

4. DEBT

The line-of-credit, note payable and capital lease obligation represent the three components of a debt facility with the Company's senior lenders and are summarized as follows (in thousands).


                                   December 31, 2001   September 30, 2001
                                   -----------------   ------------------
        SHORT-TERM DEBT
        Line-of-credit                     $    --          4,400
                                           =======        =======

        LONG-TERM DEBT
        Note payable                       $ 3,000          9,733
        Capital lease obligation               365            596
        Other                                  219            237
                                           -------        -------
                                             3,584         10,566
        Less current portion                (3,426)       (10,366)
                                           -------        -------
                                           $   158            200
                                           =======        =======

During the fiscal quarter ending December 31, 2001, the Company was unable to make a scheduled principal payment and was in violation of certain financial covenants. On December 28, 2001, the Company completed a Waiver Agreement and Amendment No. 12 to Credit Agreement and Other Loan and Lease Documents (the "Agreement") with its senior lenders. Under the agreement, senior lenders waived all existing financial covenant defaults, the loan maturity dates were changed, and the principal prepayment incentives were continued. Under the agreement, senior lenders accepted a cash payment of $1.25 million and non-convertible preferred stock with a face value of $3.2 million (See footnote 5) in payment of the $4.4 million line-of-credit and all but $3.0 million of the note payable. The agreement provides for the remaining $3.0 million note payable to be reduced to zero with a cash payment of up to $875,000 by March 31, 2002 (which is the maturity date); if payment is made after March 31, 2002, the entire remaining balance must be paid.

The amended debt facility contains restrictive covenants that require, among other things, the maintenance of certain financial ratios and include limitations on capital expenditures, asset sales, incremental debt and dividend payments. The debt facility is secured by substantially all assets of the Company, except investment securities. The terms and conditions of each component of the debt facility are as follows:

The note payable of $3.0 million at December 31, 2001 bears interest based on prime plus 1.00% (5.75%).

The agreement with senior lenders resulted in an extraordinary gain on extinguishment of debt in the quarter ended December 31, 2001, which is calculated as follows (in thousands):

     Outstanding debt:
          Line-of-credit                               $  4,400
          Note payable                                    9,733
                                                       --------
              Total                                      14,133
                                                       --------

     Less:
          Cash paid                                      (1,250)
          Fair value preferred stock (See Note 5)          (300)
          Remaining note payable                         (3,000)
                                                       ---------
     Extraordinary gain on extinguishment of debt      $  9,583
                                                       ========

Total tax expense for fiscal year 2002 is projected to be zero and accordingly, no income taxes have been recorded related to the extraordinary gain or loss from operations.

5. REDEEMABLE PREFERRED STOCK

Pursuant to the agreement with senior lenders described in Note 4, the Company as of December 28, 2001 issued preferred stock in the form of 1.6 million shares of Series A Preferred Stock, no par value per share, at an original issue price of $2.00 per share. The Company is entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. The Agreement calls for a mandatory payment of $800,000 by the third anniversary of the issuance of the shares. The preferred stock earns a dividend at the annual rate of 5.00% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.

The carrying value for Preferred Stock is $300,000 at December 31, 2001, which represents the estimated fair market value of the stock on the date of issuance plus issuance costs. The fair market value is based on the present value of required cash flows using a discount rate of 80%. The discount rate was selected by the Company based on discussions with third parties which took into account market conditions for similar securities, the current economic climate and the Company's financial condition and performance as major factors.

6. LITIGATION

The Company was named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On September 21, 2001, the United States District Court of the Southern District of Indiana (the "Court") issued an Order and Final Judgment ratifying the settlement terms of this lawsuit against the Company and certain of its directors and former officers. The settlement provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4.0 million, of which the Company contributed $100,000 of cash, and approximately 1,256,000 shares of the Company's common stock for the class. The class consisted of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash was contributed by the Company's insurance company. The Company's cost of this settlement, excluding legal fees, of $748,000 was based on the cash contribution and the value of the common shares on April 4, 2001, on the date of the agreement in principle for settlement of the suit. This cost was included in the financial results of the Company in the fiscal quarter ended March 31, 2001.

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

Two shareholders of the Company, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana, Cause No. 29001-0105 CP 289) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with the Company's acquisition of Cartotech, Inc., in June 1998. The four defendants have sent the Company written demands for indemnification. The Company has tendered these claims to its insurer. The Company has not been named a party to the suit.

The Company is also subject to various routine litigation. Management does not believe that any of these legal proceedings would have a material adverse effect on the Company's financial condition or results of operations.

7. SEGMENT INFORMATION

Management evaluates operations and makes key strategic and resource decisions based on two different operating segments: the Utilities Division which uses its industry expertise and proprietary GIS systems for data conversion for electric, gas and municipal utility customers; and the Land Division which creates cadastral maps for mainly municipal customers. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivable and revenue earned in excess of billings. Segment data for fiscal year 2001 has been presented for comparative purposes.

Interest expense and other non-segment specific expenses are not allocated to individual segments in determining the Company's performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).


                                                                      Non-
                                           Utilities      Land      Segment       Total
                                           ---------      ----      -------       -----
THREE MONTHS ENDED DECEMBER 31, 2001
      Operations
      Revenues                             $  4,965         670          --       5,635
      Loss from operations                   (1,113)       (716)         --      (1,829)
      Interest expense, net                      --          --        (174)       (174)
      Other                                      --          --          24          24
         Extraordinary gain on
             extinguishment of debt              --          --       9,583       9,583
         Cumulative change in accounting
             principle                       (3,557)         --          --      (3,557)
                                                                                 ------

           Net income                                                             4,047
                                                                                 ======

      Assets at December 31, 2001
      Segment assets                       $ 13,220       1,486          --      14,706
      Non-segment assets                         --          --       1,827       1,827
                                                                                 ------
      Consolidated Assets                                                        16,533
                                                                                 ======

THREE MONTHS ENDED DECEMBER 31, 2000
      Operations
      Revenues                             $ 10,253       4,488          --      14,741
      Loss from Operations                      (86)        (11)         --         (97)
      Interest expense, net                      --          --        (679)       (679)
      Other                                      --          --          41          41
      Income tax expense (benefit)               --          --          --          --
                                                                                 ------

           Net loss                                                                (735)
                                                                                 ------

      Assets at September 30, 2001
      Segment assets                       $ 19,644       2,065          --      21,709
      Non-segment assets                         --          --       2,110       2,110
                                                                                 ------
      Consolidated Assets                                                        23,819
                                                                                 ======


8. CONCENTRATION OF CREDIT RISK

At December 31, 2001, approximately 32% of revenue in excess of billings related to one customer for which the Company performs various field inventory and mapping services. Approximately 10% of revenues in the first quarter were earned from this customer.

9. SUBSEQUENT EVENT

On January 23, 2002, the Company announced that the Securities and Exchange Commission has commenced a formal investigation of the Company, certain of its former officers, directors and others in connection with the Company's accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, the Company restated earnings for the fiscal year ended September 30, 1999. The Company intends to cooperate fully with the SEC in this investigation. The Company may have a responsibility to indemnify certain individuals and groups for defense and other costs in connection with this investigation.

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

Backlog increases when new contracts are signed and decreases as revenues are recognized. Changes in macroeconomic and industry market conditions were encountered in fiscal 2000 and throughout fiscal 2001 that resulted in a reduction of timely order flow to the Company. As of December 31, 2001, backlog was $20.0 million as compared with $22.5 million at September 30, 2001. Management believes these adverse market conditions were primarily caused by the recessionary economic climate, consolidation in the utility industry, the Company's adverse financial results for fiscal years 2000 and 2001 and increased competition from companies with offshore operations.

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

At December 31, 2001, approximately 32% of revenue in excess of billings related to one customer for which the Company performs various field inventory and mapping services. Approximately 10% of revenues in the first quarter were earned from this customer.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:


                                                      Three Months Ended
                                                        December 31
                                                       2001       2000
                                                      ------     ------
PERCENTAGE OF REVENUES:
Revenues                                               100.0%     100.0%
Costs and expenses
     Salaries, wages and related benefits               72.9       52.2
     Subcontractor costs                                19.1       21.4
     Other general and administrative                   35.2       21.3
     Depreciation and amortization                       5.2        5.8
                                                       -----       ----

Loss from operations                                   (32.4)      (0.7)
Other expense, net                                      (2.7)      (4.3)
                                                       -----       ----

Loss before income taxes                               (35.1)      (5.0)
Income tax benefit                                        --         --
                                                       -----       ----

Loss before extraordinary items and cumulative
     effect of a change in accounting principle        (35.1)      (5.0)

Extraordinary gain                                     170.0         --
                                                       -----       ----
Income (loss) before cumulative change in
     accounting principle                              134.9       (5.0)
Cumulative effect of change in accounting principle    (63.1)        --
                                                       -----       ----
Net earnings (loss)                                     71.8%      (5.0)%
                                                       =====       ====


THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUES. The Company's revenues are recognized as services are performed. Revenues decreased $9.1 million to $5.6 million for the first three months of fiscal 2002 from $14.7 million for the first three months of fiscal 2001 as a result of a reduction in revenue generating capacity, a lower level of new contract signings during fiscal 2001, and the sale of the Colorado office in April 2001.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 46.6% to $4.1 million for the first three months of fiscal 2002 from $7.7 million for the first three months of fiscal 2001, as a result of reductions in the Company's workforce and the sale of the Colorado office. The reductions in the workforce were a result of reduced anticipated revenue volume and the Company's decision to subcontract a higher percentage of its production work to offshore subcontractors. As a percentage of revenues, salaries, wages and related benefits increased to 72.9% for the first three months of fiscal 2002 from 52.2% for the first three months of fiscal 2001.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 65.7% to $1.1 million for the first three months of fiscal 2002 from $3.2 million for the first three months of fiscal 2001. This decrease was due to a decline in the number and size of customer contracts, completing backlog that utilized subcontractor labor and the sale of the Colorado office. Subcontractor costs decreased as a percentage of revenues to 19.1% for the first three months of fiscal 2002 from 21.4% for the first three months of fiscal 2001.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 36.9% to $2.0 million for the first three months of fiscal 2002 from $3.2 million for the first three months of fiscal 2001, as a result of reductions in workforce and the sale of the Colorado office. As a percentage of revenues, other general and administrative costs increased to 35.2% for the first three months of fiscal 2002 from 21.3% for the first three months of fiscal 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the first three months of fiscal 2001 consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, less a $16.5 million valuation allowance established in September 2000, as well as depreciation of certain of the Company's operating assets. For the first three months of fiscal 2002, goodwill amortization was discontinued, due to the change in accounting principle to apply the provisions of SFAS 142. Depreciation decreased $480,000 to $293,000 from $773,000 for the first three months of fiscal 2001 due to equipment becoming fully depreciated and the sale of the Colorado office. As a percentage of revenues, depreciation and amortization decreased to 5.2% for the first three months of fiscal 2002 from 5.8% in the first three months of fiscal 2001.

OTHER EXPENSE, NET. Other expense, net is comprised primarily of net interest expense. Net interest expense decreased 74.4% to $174,000 for the first three months of fiscal 2002 from $679,000 for the first three months of fiscal 2001, as a result of decreased borrowings outstanding and lower interest rates.

INCOME TAXES. Total tax expense for fiscal year 2002 is projected to be zero and based on this an effective tax rate of 0% was recorded for the three months ended December 31, 2001. Also, as a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit is recognized for the three months ended December 31, 2001 and for the same period ending December 31, 2000.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain of $9.6 million in the first three months of fiscal 2002 represents the debt forgiveness related to a $1.25 million cash payment and the issuance of a non-convertible preferred stock with a fair value of $300,000 to fully retire debt of $11.1 million under the Company's debt agreement in place as of December 28, 2001. This gain reflects net tax of $0 due to the Company's estimated effective tax rate for the year.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The Company elected early adoption of FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets, as of October 1, 2001. The Company has determined that goodwill has been significantly impaired under the provisions of FASB 142 and has recognized a loss of $3.6 million as the cumulative effect of this change in accounting principle during the first three months of fiscal 2002.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) relates to the change in value of marketable equity securities owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. As of December 31, 2001, the Company did not have a working capital line-of-credit and had $3.0 million outstanding on its note payable.

The note payable of $3.0 million at December 31, 2001 bears interest based on prime plus 1.00% (5.75%). The note payable of $9.7 million at September 30, 2001 consisted of $5.1 million bearing interest based on prime rate plus 1.00% (7.00%) and $4.6 million bearing no interest.

During the fiscal quarter ending December 31, 2001, the Company was unable to make a scheduled principal payment and was in violation of certain financial covenants. On December 28, 2001, the Company announced it had completed a Waiver Agreement and Amendment No. 12 to Credit Agreement and Other Loan and Lease Documents with its senior lenders. Under the agreement, senior lenders accepted a cash payment of $1.25 million and non-convertible preferred stock with a face value of $3.2 million in payment of the $4.4 million line-of-credit and all but $3.0 million of the note payable. The agreement provides for the remaining $3.0 million note payable to be reduced to zero with a cash payment of up to $875,000 by March 31, 2002, after which time the entire remaining balance is due.

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

The Company is working with potential lending and equity sources to secure funds to repay Senior Lenders and to take advantage of the debt forgiveness opportunity, but there is no assurance it will be successful within the time constraints. The note payable is secured by all assets of the Company, except investment securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since 2000, the Company has experienced significant operating losses with corresponding reductions in working capital and net worth and its bank debt is included in current liabilities as of December 31, 2001 because it is due within one year. Management has determined that its internal cash flows will be insufficient to fund working capital requirements and debt payments in 2002. The Company's revenues and backlog have also decreased significantly during 1999, 2000 and 2001. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

Net cash provided by the Company's operating activities was $1.2 million for the first three months of fiscal 2002, compared to net cash of $0.7 million used in the same period in fiscal 2001.

Cash used by investing activities for the first three months of fiscal year 2002 was $28,000 and $200,000 in the same period in fiscal 2001. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash used by financing activities for the first three months of fiscal year 2002 was $1.5 million as compared to $1.1 million used by financing activities for the first three months of fiscal 2001. Financing activities consisted primarily of net borrowings and payments under lines-of-credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $3.0 million was outstanding as of December 31, 2001. Assuming December 31, 2001 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's annual interest expense by $30,000.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company was named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On September 21, 2001, the United States District Court of the Southern District of Indiana (the "Court") issued an Order and Final Judgment ratifying the settlement terms of this lawsuit against the Company and certain of its directors and former officers. The settlement provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4.0 million, of which the Company contributed $100,000 of cash, and approximately 1,256,000 shares of the Company's common stock for the class. The class consisted of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash was contributed by the Company's insurance company. The Company's cost of this settlement, excluding legal fees, of $748,000 was based on the cash contribution and the value of the common shares on April 4,

2001, on the date of the agreement in principle for settlement of the suit. This cost was included in the financial results of the Company in the fiscal quarter ended March 31, 2001.

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

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 99:

Forms 8-K:        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Analytical Surveys, Inc.
                                                                    (Registrant)


                    Date: February 14, 2002                 /s/ J. Norman Rokosh
                                                       -------------------------
                                                                J. Norman Rokosh
                                                             President and Chief
                                                               Executive Officer



                    Date: February 14, 2002            /s/  Michael A. Renninger
                                                       -------------------------
                                                            Michael A. Renninger
                                                        Chief Financial Officer