Form 10-Q
period 2002-03-31
ANALYTICAL SURVEYS INC
filed 2002-05-15
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
    X            Quarterly Report Pursuant to Section 13 or 15(d)
---------             of the Securities Exchange Act of 1934



                         For the quarterly period ended
                                 MARCH 31, 2002
                                       or
               Transition Report Pursuant to Section 13 or 15(d)
---------          of the Securities Exchange Act of 1934
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


The number of shares of common stock outstanding as of May 15, 2002 was 7,385,933.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                MARCH 31,        SEPTEMBER 30,
                                                                  2002              2001
                                                                  ----              ----
                                                               (UNAUDITED)
ASSETS
Current assets:
     Cash                                                       $    380             1,351
     Accounts receivable, net of allowance for doubtful
         accounts of $526 and $2,070                               2,595             6,110

     Revenue in excess of billings                                10,703            10,567
     Income tax receivable                                         1,122                20
     Prepaid expenses and other                                      317               619
                                                                --------          --------

         Total current assets                                     15,117            18,667
                                                                --------          --------

Equipment and leasehold improvements, at cost:
     Equipment                                                     6,824             7,202

     Furniture and fixtures                                          533               594
     Leasehold improvements                                          375               429
                                                                --------          --------
                                                                   7,732             8,225
     Less accumulated depreciation and amortization               (6,698)           (6,750)
                                                                --------          --------
         Net equipment and leasehold improvements                  1,034             1,475
                                                                --------          --------

Goodwill, net of accumulated amortization of $5,216                 --               3,557
Investment securities                                                626               120
                                                                --------          --------

         Total assets                                           $ 16,777            23,819
                                                                ========          ========

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    MARCH 31,         SEPTEMBER 30,
                                                                      2002                2001
                                                                      ----                ----
                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Lines-of-credit                                                 $   --               4,400
     Current portion of long-term debt                                  3,258            10,366
     Billings in excess of revenue                                        138               244
     Accounts payable and other accrued liabilities                     3,950             4,445
     Accrued payroll and related benefits                               1,764             1,960
                                                                     --------          --------

         Total current liabilities                                      9,110            21,415

Long-term debt, less current portion                                      143               200
                                                                     --------          --------

         Total liabilities                                              9,253            21,615
                                                                     --------          --------

Redeemable preferred stock; no par value.  Authorized 2,500
     shares; and 1,600 shares issued and outstanding at
     March 31 (liquidation value $1,600)                                  400              --
                                                                     --------          --------

Stockholders' equity:
     Common stock; no par value.  Authorized 100,000 shares;
         7,386 and 6,978 shares issued and outstanding
         at March 31, and September 30, respectively                   32,402            32,191
     Accumulated other comprehensive income (loss)                        253              (253)
     Retained earnings (accumulated deficit)                          (25,531)          (29,734)
                                                                     --------          --------
         Total stockholders' equity                                     7,124             2,204
                                                                     --------          --------

         Total liabilities and stockholders' equity                  $ 16,777            23,819
                                                                     ========          ========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        MARCH 31,                     MARCH 31,
                                                                  2002            2001           2002           2001
                                                                  ----            ----           ----           ----
Revenues                                                        $  4,968         11,849         10,604         26,589

Costs and expenses
     Salaries, wages and related benefits                          3,526          7,470          7,632         15,158
     Subcontractor costs                                             806          2,680          1,886          5,833
     Other general and administrative                              1,313          3,499          3,298          6,645
     Depreciation and amortization                                   252            792            546          1,643
     Severance and related costs                                    --              210           --              210
                                                                --------       --------       --------       --------
                                                                   5,897         14,651         13,362         29,489
                                                                --------       --------       --------       --------
                  Loss from operations                              (929)        (2,802)        (2,758)        (2,900)
                                                                --------       --------       --------       --------
Other income (expense)
     Interest expense, net                                           (52)          (672)          (226)        (1,351)
     Litigation settlement costs                                    --             (748)          --             (748)
     Other                                                            (3)           (35)            21              6
                                                                --------       --------       --------       --------
                                                                     (55)        (1,455)          (205)        (2,093)
                                                                --------       --------       --------       --------
                  Loss before income taxes                          (984)        (4,257)        (2,963)        (4,993)

Income tax benefit                                                 1,240           --            1,240           --
                                                                --------       --------       --------       --------
Earnings (loss) before extraordinary item and cumulative
     effect of a change in accounting principle                      256         (4,257)        (1,723)        (4,993)

Extraordinary gain on extinguishment of debt,
     net of tax of $0                                               --             --            9,583           --
                                                                --------       --------       --------       --------
Earnings (loss) before cumulative effect of a change in
     accounting principle                                            256         (4,257)         7,860         (4,993)

Cumulative effect of a change in accounting principle               --             --           (3,557)          --
                                                                --------       --------       --------       --------
                  Net earnings (loss)                                256         (4,257)         4,303         (4,993)

Accretion of discount on preferred shares                           (100)          --             (100)          --
                                                                --------       --------       --------       --------
                  Net earnings (loss) available to
                  common shareholders                           $    156         (4,257)         4,203         (4,993)
                                                                ========       ========       ========       ========

Basic and diluted earnings (loss) per common share:
     Earnings (loss) available to common shareholders before
          extraordinary item and cumulative effect of a
          change in accounting principle                        $   0.02          (0.61)         (0.22)         (0.72)
     Extraordinary gain                                         $   --             --             1.35           --
     Cumulative effect of a change in accounting principle      $   --             --            (0.50)          --
                                                                --------       --------       --------       --------
     Net earnings (loss) available to common shareholders       $   0.02          (0.61)          0.59          (0.72)
                                                                ========       ========       ========       ========

Weighted average common shares:
     Basic                                                         7,245          6,978          7,112          6,978
                                                                ========       ========       ========       ========
     Diluted                                                       7,246          6,983          7,112          6,983
                                                                ========       ========       ========       ========


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE GAIN (LOSS)

                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 ACCUMULATED
                                                                                  ACCUM-            OTHER
                                                        COMMON STOCK              ULATED         COMPREHENSIVE
                                                    SHARES        AMOUNT          DEFICIT         GAIN (LOSS)        TOTAL
                                                    ------        ------          -------         -----------        -----
Balances at September 30, 2001                      6,978         $32,191         (29,734)            (253)           2,204

Comprehensive earnings:

Net earnings                                         --              --             4,303             --              4,303


Unrealized change in investment
   securities, net of tax                            --              --              --                506              506
                                                                                                                    -------

Total comprehensive earnings                                                                                          4,809

Issuance of common shares in
   litigation settlement                              408             211            --               --                211

Accretion of discount on preferred shares            --              --              (100)            --               (100)
                                                  -------         -------         -------          -------          -------

Balances at March 31, 2002                          7,386         $32,402         (25,531)             253            7,124
                                                  =======         =======         =======          =======          =======


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                             MARCH 31,
                                                                       2002             2001
                                                                       ----             ----
Cash flow from operating activities:
     Net earnings (loss)                                             $ 4,303           (4,993)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Extraordinary gain on extinguishment of debt                 (9,583)            --
         Cumulative effect of change in accounting principle           3,557             --
         Depreciation and amortization                                   546            1,643
         Deferred income tax benefit                                    --               (294)
         Changes in operating assets and liabilities:
              Accounts receivable, net                                 3,515            2,701
              Revenue in excess of billings                             (136)           2,493
              Income taxes receivable                                 (1,102)           3,110
              Prepaid expenses and other                                 302               82
              Billings in excess of revenue                             (106)            (968)
              Accounts payable and other accrued liabilities            (284)          (1,729)
              Accrued payroll and related benefits                      (196)              (4)
                                                                     -------          -------
                  Net cash provided by operating
                      activities                                         816            2,041
                                                                     -------          -------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                   (105)            (293)
                                                                     -------          -------

                  Net cash used in investing activities                 (105)            (293)
                                                                     -------          -------

Cash flows from financing activities:
     Net borrowings under lines-of-credit                               --              1,210
     Principal payments on long-term debt                             (1,682)          (4,681)
     Proceeds from exercise of stock options                            --                  6
                                                                     -------          -------

                  Net cash used in financing activities               (1,682)          (3,465)
                                                                     -------          -------

Net decrease in cash                                                    (971)          (1,717)

Cash at beginning of period                                            1,351            2,825
                                                                     -------          -------


Cash at end of period                                                $   380            1,108
                                                                     =======          =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                          $   195            1,371
                                                                     =======          =======
     Refunds of income taxes                                         $    15            2,816
                                                                     =======          =======
     Issuance of preferred stock to retire debt                      $   300             --
                                                                     =======          =======
     Issuance of common stock in litigation settlement               $   211             --
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

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at March 31, 2002 and the results of their operations and cash flows for the three months and six months ended March 31, 2002 and 2001.

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

                                           Three Months Ended         Six Months Ended
                                               March 31,                  March 31,
                                                 2001                       2001
                                              (Pro Forma)                (Pro Forma)
                                              -----------                -----------

Revenues                                        $ 8,144                     19,159
Net loss                                        $(4,306)                    (5,806)
Weighted average shares outstanding:
         Basic                                    6,978                      6,978
         Diluted                                  6,983                      6,983
Net loss per common share:
         Basic                                  $ (0.62)                     (0.83)
         Diluted                                $ (0.62)                     (0.83)


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

THREE MONTHS ENDED MARCH 31:                               2002          2001
                                                           ----          ----
(In thousands except for per share amounts)

Net earnings (loss) available to common shareholders      $   156        (4,257)
   Add back:  Goodwill amortization                          --              75
                                                          -------      --------
Adjusted net earnings (loss) available to common
   shareholders                                           $   156        (4,182)
                                                          =======      ========

Basic and diluted earnings (loss) for common share:
Net earnings (loss) available to common shareholders      $  0.02         (0.61)
   Goodwill amortization                                     --            0.01
                                                          -------      --------
Adjusted net earnings (loss) available to common
   shareholders                                           $  0.02         (0.60)
                                                          =======      ========


SIX MONTHS ENDED MARCH 31:                                 2002          2001
                                                           ----          ----
(In thousands except for per share amounts)

Net earnings (loss) available to common shareholders      $ 4,203        (4,993)
   Add back:  Goodwill amortization                            --           154
                                                          -------      --------
Adjusted net earnings (loss) available to common
   shareholders                                           $ 4,203        (4,839)
                                                          =======      ========

Basic and diluted earnings (loss) for common share:
Net earnings (loss) available to common shareholders      $  0.59         (0.72)
   Goodwill amortization                                       --          0.02
                                                          -------      --------
Adjusted net earnings (loss) available to common
   shareholders                                           $  0.59         (0.70)
                                                          =======      ========


4. DEBT

The line-of-credit, note payable and capital lease obligation represent the three components of a debt facility with the Company's senior lenders and are summarized as follows (in thousands).


                              March 31,    September 30,
                                2002           2001
                                ----           ----
SHORT-TERM DEBT
Line-of-credit                $   --            4,400
                              ========       ========

LONG-TERM DEBT
Note payable                  $  3,000          9,733
Capital lease obligation           197            596
Other                              204            237
                              --------       --------
                                 3,401         10,566
Less current portion            (3,258)       (10,366)
                              --------       --------
                              $    143            200
                              ========       ========


On December 28, 2001, the Company completed a Waiver Agreement and Amendment No. 12 to Credit Agreement and Other Loan and Lease Documents (the "Agreement") with its senior lenders. Under the Agreement, senior lenders waived all existing financial covenant defaults, the loan maturity dates were changed, and the principal prepayment incentives were continued. Under the Agreement, senior lenders accepted a cash payment of $1.25 million and non-convertible preferred stock with a face value of $3.2 million (See Note 5) in payment of the $4.4 million line-of-credit and all but $3.0 million of the note payable. The Agreement provided for the remaining $3.0 million note payable to be reduced to zero with a cash payment of up to $875,000 by March 31, 2002

(which is the maturity date); if payment was made after March 31, 2002 (later amended to April 2, 2002), the entire remaining balance must be paid. As more fully addressed in Note 11, the $3 million note payable was paid off on April 2, 2002.

The agreement with senior lenders resulted in an extraordinary gain on extinguishment of debt in the quarter ended December 31, 2001, which is calculated as follows (in thousands):


Outstanding debt:
     Line-of-credit                               $  4,400
     Note payable                                    9,733
                                                  --------
         Total                                      14,133
                                                  --------

Less:
     Cash paid                                      (1,250)
     Fair value preferred stock (See Note 5)          (300)
     Remaining note payable                         (3,000)
                                                  --------
Extraordinary gain on extinguishment of debt      $  9,583
                                                  ========


Total tax expense for fiscal year 2002 is projected to be zero and accordingly, no income taxes have been recorded related to the extraordinary gain or loss from operations.

5. REDEEMABLE PREFERRED STOCK

Pursuant to the agreement with senior lenders described in Note 4, the Company as of December 28, 2001 issued preferred stock in the form of 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. The Company is entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. The Agreement calls for a mandatory payment of $800,000 by the third anniversary of the issuance of the shares. The preferred stock earns a dividend at the annual rate of 5.00% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.

The carrying value for Preferred Stock is $400,000 and $300,000 at March 31, 2002 and December 31, 2001, respectively. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. The discount rate was selected by the Company based on discussions with third parties that took into account market conditions for similar securities, the current economic climate and the Company's financial condition and performance as major factors. Accretion is effected by a charge to retained earnings, and the rate of accretion approximates the interest method.

6. SEGMENT INFORMATION

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


                                                 Utilities         Land        Non-Segment    Total
                                                 ---------         ----        -----------    -----
THREE MONTHS ENDED MARCH 31, 2002
      Operations
      Revenues                                   $  4,543            425           --            4,968
      Loss from operations                           (308)          (621)          --             (929)
      Interest expense, net                          --             --              (52)           (52)
      Other                                          --             --             (103)          (103)
      Income tax benefit                             --             --            1,240          1,240
      Extraordinary gain on
        extinguishment of debt                       --             --             --             --
      Cumulative change in accounting
        principle                                    --             --             --             --
                                                                                              --------
           Net earnings available to
              common shareholders                                                                  156
                                                                                              ========



SIX MONTHS ENDED MARCH 31, 2002
      Operations
      Revenues                                   $  9,509          1,095           --           10,604
      Loss from operations                         (1,421)        (1,337)          --           (2,758)
      Interest expense, net                          --             --             (226)          (226)
      Other                                          --             --              (79)           (79)
      Income tax benefit                             --             --            1,240          1,240
      Extraordinary gain on
        extinguishment of debt                       --             --            9,583          9,583
      Cumulative change in accounting
        principle                                  (3,557)          --             --           (3,557)
                                                                                              --------
           Net earnings available to
              common shareholders                                                                4,203
                                                                                              ========

      Assets at March 31, 2002
      Segment assets                             $ 13,273          1,059           --           14,332
      Non-segment assets                             --             --            2,445          2,445
                                                                                              --------
      Consolidated Assets                                                                       16,777
                                                                                              ========

THREE MONTHS ENDED MARCH 31, 2001
      Operations
      Revenues                                   $  7,666          4,183           --           11,849
      Loss from Operations                         (1,688)        (1,114)          --           (2,802)
      Interest expense, net                          --             --             (672)          (672)
      Litigation settlement costs                    --             --             (748)          (748)
      Other                                          --             --              (35)           (35)
                                                                                              --------

           Net loss available to common
              shareholders                                                                     (4,257)
                                                                                              ========

SIX MONTHS ENDED MARCH 31, 2001
      Operations
      Revenues                                   $ 17,919          8,670           --           26,589
      Loss from operations                         (1,774)        (1,126)          --           (2,900)
      Interest expense, net                          --             --           (1,351)        (1,351)
      Litigation settlement costs                    --             --             (748)          (748)
      Other                                          --             --                6              6
                                                                                              --------

           Net loss available to common
              shareholders                                                                     (4,993)
                                                                                              ========

      Assets at September 30, 2001
      Segment assets                             $ 19,644          2,065           --           21,709
      Non-segment assets                             --             --            2,110          2,110
                                                                                              --------
      Consolidated Assets                                                                       23,819
                                                                                              ========


7. LITIGATION

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

Two shareholders of the Company, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana, Cause No. 29001-0105 CP 289) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with the Company's acquisition of Cartotech, Inc., in June 1998. The four defendants have sent the Company written demands for indemnification. The Company has tendered these claims to its insurer. On or about May 8, 2002, the Court issued an Order granting motions filed by Messrs. Corder and Sage to dismiss the Complaint for failure to state a claim and/or failure to join a necessary party as required by trial rules and case law. Plaintiffs have thirty days in which to file an amended complaint. The Company has not been named a party to the suit, but the plaintiffs and another former Cartotech shareholder, Albert Naumann, III (a former officer of ASI and is now employed by a competitor to the Company), have threatened to bring claims against the Company. The Company intends to challenge any such claims.

The Company is also subject to various routine litigation. Management does not believe that any of these legal proceedings would have a material adverse effect on the Company's financial condition or results of operations.

8. SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

On January 23, 2002, the Company announced that the Securities and Exchange Commission has commenced a formal investigation of the Company, certain of its former officers, directors and others in connection with the Company's accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, the Company restated earnings for the fiscal year ended September 30, 1999. The Company continues to cooperate fully with the SEC in this investigation. The Company may have a responsibility to indemnify certain individuals and groups for defense and other costs in connection with this investigation.

9. CONCENTRATION OF CREDIT RISK

At March 31, 2002, the Company had multiple contracts with three customers that represented 60% (31%, 15% and 14%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these three customers for the fiscal quarter ended March 31, 2002 were 42% (15%, 14% and 13%, respectively) of total revenue. At September 30, 2001, these customers represented 44% (18%, 14% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. The Company anticipates that sufficient billing milestones will be achieved by December 31, 2002 such that revenue in excess of billings for these customer contracts will begin to decline.

10. INCOME TAX BENEFIT

The Company has recorded an income tax benefit of $1,240,000 in the fiscal quarter ending March 31, 2002 as a result of a recent change in federal tax regulations. New regulations allowed the Company to claim a refund of taxes paid in prior years by increasing the carryback period of its federal net operating loss generated in fiscal year 2001 from two years to five years.

11. SUBSEQUENT EVENT

On April 2, 2002, the Company completed the sale of a $2 million senior secured convertible promissory note and warrants to purchase common stock. The Company used the proceeds to repay $700,000 to its senior lenders, pay transaction expenses of approximately $95,000 and fund operations. Senior lenders accepted the $700,000 cash payment and a $175,000 unsecured promissory note in full satisfaction of the $3 million note payable outstanding at March 31, 2002. As a result, the Company will recognize a $2,125,000 extraordinary gain on extinguishment of debt in April, 2002.

The $175,000 unsecured promissory note matures on March 31, 2003 and bears interest at prime rate plus one percent. The $2 million senior secured convertible promissory note matures April 2, 2005, bears interest at an annual rate of five percent and is secured by substantially all assets of the Company. The purchaser of the convertible note and warrants will own a majority of the Company's common stock if the note is fully converted and the warrants are exercised.

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

The Company continued to streamline operations throughout the fiscal quarter, announcing and completing the consolidation of its Cary, North Carolina facility into the Texas and Wisconsin service centers. The principal activity of the North Carolina facility has been cadastral and photogrammetric mapping. ASI currently employs approximately 225 full-time employees.

Backlog increases when new contracts are signed and decreases as revenues are recognized. Changes in macroeconomic and industry market conditions were encountered in fiscal 2000 and 2001 and have continued in fiscal 2002 that resulted in a reduction of timely order flow to the Company. As of March 31, 2002, backlog was $15.1 million as compared with $22.5 million at September 30, 2001. Management believes these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, the Company's adverse financial results for fiscal years 2000 and 2001 and increased competition from companies with offshore operations.

A number of the projects awarded to the Company are greater than $2 million or longer than two years in duration, which can increase the Company's risk due to inflation, as well as changes in customer expectations and funding availability. The Company's contracts are generally terminable on short notice, and while in the Company's experience such termination is rare, there is no assurance that the Company will receive all of the revenue anticipated under signed contracts. In the fiscal quarter ending March 31, 2002, backlog was reduced by $2 million to reflect the reduction in contract value of three projects. In one case, ASI was serving as a subcontractor, but the project was cancelled due to the prime contractor's inability to perform. The other projects related to the North Carolina facility, one of which ASI assigned to another vendor, and the other involved a customer electing to reduce the scope of their project.

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

The Company's cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an "account receivable" is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. "Revenues in excess of billings" occur when the Company has performed under a contract even though a billing event has not been triggered. "Billings in excess of revenues" occur when the Company receives an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by ASI in its business, affect the Company's cash flow as projects are signed, performed, billed and collected. At March 31, 2002, the Company had multiple contracts with three customers that represented 60% (31%, 15% and 14%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. At September 30, 2001, these customers represented 44% (18%, 14% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones. The Company anticipates that sufficient billing milestones will be achieved by December 31, 2002 such that revenue in excess of billings for these customer contracts will begin to decline.

Net cash provided by the Company's operating activities was $816,000 for the first six months of fiscal 2002, compared to net cash of $2.0 million used in the same period in fiscal 2001.

Cash used by investing activities for the first six months of fiscal year 2002 was $105,000 and $293,000 in the same period in fiscal 2001. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash used by financing activities for the first six months of fiscal year 2002 was $1.7 million as compared to $3.5 million used by financing activities for the first six months of fiscal 2001. Financing activities consisted primarily of net borrowings and payments under lines-of-credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt. Variable interest rate debt of $3.0 million was outstanding as of March 31, 2002. Assuming March 31, 2002 debt levels, an increase or decrease in interest rates of one percentage point would impact the Company's annual interest expense by $30,000.


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

Two shareholders of the Company, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana, Cause No. 29001-0105 CP 289) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with the Company's acquisition of Cartotech, Inc., in June 1998. The four defendants have sent the Company written demands for indemnification. The Company has tendered the defense of these claims to its insurer. On or about May 8, 2002, the Court issued an Order granting motions filed by Messrs. Corder and Sage to dismiss the Complaint for failure to state a claim and/or failure to join a necessary party as required by trial rules and case law. Plaintiffs have thirty days in which to file an amended complaint. The Company has not been named a party to the suit, but the plaintiffs and another former Cartotech shareholder, Albert Naumann, III (a former officer of ASI and is now employed by a competitor to the Company), have threatened to bring claims against the Company. The Company intends to challenge any such claims.

The Company is also subject to various routine litigation. Management does not believe that any of these legal proceedings would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits have been incorporated by reference on Form 8-K dated March 22, 2002 and filed on March 22, 2002.

EXHIBIT
NUMBER    EXHIBIT
------    -------

4.1 Note and Warrant Purchase Agreement dated as of March 21, 2002 by and between Analytical Surveys, Inc., and Tonga Partners, L.P. (the "Purchaser") (material exhibits provided below; remaining exhibits omitted).

4.2       Form of Senior Secured Convertible Promissory Note of Analytical
          Surveys, Inc.

4.3       Form of Warrant to Purchase Shares of Common Stock of Analytical
          Surveys, Inc.

4.4 Form of Registration Rights Agreement by and between Analytical Surveys, Inc. and the Purchaser.

4.5 Form of Security Agreement by and between Analytical Surveys, Inc. and the Purchaser.


Forms 8-K filed during the quarter ended March 31, 2002:

Form 8-K dated January 2, 2002 was filed pursuant to Item 5 on January 2, 2002.

Form 8-K dated February 25, 2002 was filed pursuant to Item 5 on February 25, 2002.

Form 8-K dated March 22, 2002 was filed pursuant to Item 1 on March 22, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Analytical Surveys, Inc.
                                           (Registrant)


                    Date: May 15, 2002                      /s/ J. Norman Rokosh
                                           -------------------------------------
                                                                J. Norman Rokosh
                                           President and Chief Executive Officer


                    Date: May 15, 2002                  /s/ Michael A. Renninger
                                           -------------------------------------
                                                            Michael A. Renninger
                                                         Chief Financial Officer