Form 10-Q
period 2002-06-30
ANALYTICAL SURVEYS INC
filed 2002-08-14
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    X           Quarterly Report Pursuant to Section 13 or 15(d)
  -----             of the Securities Exchange Act of 1934



                         For the quarterly period ended
                                  JUNE 30, 2002
                                       or
  -----         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         Commission File Number 0-13111


                            ANALYTICAL SURVEYS, INC.
        (Exact name of small business issuer as specified in its charter)


     COLORADO                                                         84-0846389
     (State of incorporation)                  (IRS Employer Identification No.)

     11595 NORTH MERIDIAN STREET
     CARMEL, INDIANA                                                       46032
     (Address of principal executive offices)                         (Zip Code)

     (317) 571-9700
     (Issuer's telephone number)


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


The number of shares of common stock outstanding as of August 14, 2002 was 7,385,933.

                                     PART I
                                     ------

ITEM 1.  FINANCIAL STATEMENTS



                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             JUNE 30,     SEPTEMBER 30,
                                                               2002           2001
                                                               ----           ----
                                                           (UNAUDITED)
ASSETS
Current assets:
     Cash                                                    $  1,659          1,351
     Accounts receivable, net of allowance for doubtful
         accounts of $479 and $2,070                            3,604          6,110

     Revenue in excess of billings                              9,787         10,567
     Income tax receivable                                         --             20

     Prepaid expenses and other                                   121            619
                                                             --------       --------


         Total current assets                                  15,171         18,667
                                                             --------       --------

Equipment and leasehold improvements, at cost:
     Equipment                                                  6,101          7,202

     Furniture and fixtures                                       484            594
     Leasehold improvements                                       267            429
                                                             --------       --------
                                                                6,852          8,225
     Less accumulated depreciation and amortization            (6,046)        (6,750)
                                                             --------       --------
         Net equipment and leasehold improvements                 806          1,475
                                                             --------       --------

Goodwill, net of accumulated amortization of $5,216                --          3,557
Investment securities                                              --            120
                                                             --------       --------

         Total assets                                        $ 15,977         23,819
                                                             ========       ========

                            ANALYTICAL SURVEYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   JUNE 30,   SEPTEMBER 30,
                                                                     2002         2001
                                                                     ----         ----
                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Lines-of-credit                                              $     --          4,400
     Current portion of long-term debt                                 327         10,366
     Billings in excess of revenue                                     387            244
     Accounts payable and other accrued liabilities                  2,743          4,445
     Accrued payroll and related benefits                            1,476          1,960
                                                                  --------       --------

         Total current liabilities                                   4,933         21,415

Long-term debt, less current portion                                 1,945            200
                                                                  --------       --------

         Total liabilities                                           6,878         21,615
                                                                  --------       --------

Redeemable preferred stock; no par value.  Authorized 2,500
     shares; 1,600 shares issued and outstanding at
     June 30 (liquidation value $1,600)                                600             --
                                                                  --------       --------

Stockholders' equity:
     Common stock; no par value.  Authorized 100,000 shares;
         7,386 and 6,978 shares issued and outstanding
         at June 30, and September 30, respectively                 32,602         32,191
     Accumulated other comprehensive income (loss)                      --           (253)
     Retained earnings (accumulated deficit)                       (24,103)       (29,734)
                                                                  --------       --------
         Total stockholders' equity                                  8,499          2,204
                                                                  --------       --------

         Total liabilities and stockholders' equity               $ 15,977         23,819
                                                                  ========       ========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                                   2002         2001        2002        2001
                                                                   ----         ----        ----        ----
Revenues                                                          $ 4,304       7,751      14,907      34,340

Costs and expenses
     Salaries, wages and related benefits                           2,795       5,496      10,427      20,654
     Subcontractor costs                                              835       1,550       2,721       7,383
     Other general and administrative                               1,003       2,327       4,300       8,971
     Depreciation and amortization                                    208         551         754       2,195
     Severance and related costs                                       --          20          --         230
                                                                  -------       -----      ------      ------
                                                                    4,841       9,944      18,202      39,433
                                                                  -------       -----      ------      ------
                  Loss from operations                               (537)     (2,193)     (3,295)     (5,093)
                                                                  -------       -----      ------      ------

Other income (expense)
     Gain on sale of Colorado assets                                   --       3,342          --       3,342
     Interest expense, net                                            (38)       (316)       (264)     (1,667)
     Litigation settlement costs                                       --          --          --        (748)
     Other income, net                                                117           9         139          15
                                                                  -------       -----      ------      ------
                                                                       79       3,035        (125)        942
                                                                  -------       -----      ------      ------
                  Earnings (loss) before income taxes                (458)        842      (3,420)     (4,151)
Income tax benefit                                                     --          --       1,240          --
                                                                  -------       -----      ------      ------
Earnings (loss) before extraordinary item and
   cumulative effect of a change in accounting principle             (458)        842      (2,180)     (4,151)
Extraordinary gain on extinguishment of debt, net of tax of $0      2,125          --      11,708          --
                                                                  -------       -----      ------      ------
Earnings (loss) before cumulative effect of a change in
   accounting principle                                             1,667         842       9,528      (4,151)
Cumulative effect of a change in accounting principle                  --          --      (3,557)         --
                                                                  -------       -----      ------      ------
                                Net earnings (loss)                 1,667         842       5,971      (4,151)

Accretion of discount and dividends on preferred shares              (220)         --        (340)         --
                                                                  -------       -----      ------      ------
                  Net earnings (loss) available to common
                  shareholders                                    $ 1,447         842       5,631      (4,151)
                                                                  =======       =====      ======      ======

                            ANALYTICAL SURVEYS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


Basic earnings (loss) per common share:
     Earnings (loss) available to common shareholders before
            extraordinary item and cumulative effect of a
            change in accounting principle                         $    (0.09)          0.12       (0.35)        (0.59)
     Extraordinary gain                                                  0.29             --        1.62            --
     Cumulative effect of a change in accounting principle         $       --             --       (0.49)           --
                                                                   ----------           ----      ------         -----
     Net earnings (loss) available to common shareholders          $     0.20           0.12        0.78         (0.59)
                                                                   ==========           ====      ======         =====

Diluted earnings (loss) per common share:
        Earnings (loss) available to common shareholders before
            extraordinary item and cumulative effect of a
            change in accounting principle                         $    (0.04)          0.12       (0.25)        (0.59)
        Extraordinary gain                                               0.13             --        1.16            --
        Cumulative effect of a change in accounting principle              --             --       (0.35)           --
                                                                   ----------           ----      ------         -----
        Net earnings (loss) available to common shareholders             0.09           0.12        0.56         (0.59)
                                                                   ==========           ====      ======         =====

Weighted average common shares:
     Basic                                                              7,386          6,978       7,203         6,978
                                                                   ==========           ====      ======         =====
     Diluted                                                           15,949          6,979      10,058         6,981
                                                                   ==========           ====      ======         =====


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE GAIN (LOSS)

                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      COMMON STOCK
                                                                      ------------                   ACCUMULATED
                                                                                          ACCUM-        OTHER
                                                                                          ULATED     COMPREHENSIVE
                                                                      SHARES   AMOUNT     DEFICIT     GAIN (LOSS)    TOTAL
                                                                      ------   ------     -------    ------------    -----
Balances at September 30, 2001                                        6,978    $32,191    (29,734)       (253)      2,204

Comprehensive earnings:

     Net earnings                                                        --         --      5,971          --       5,971

     Realized change in investment
        securities, net of reclassification
        adjustment of $168, net of
        income taxes of $0                                               --         --         --         253         253
                                                                                                                  -------
          Total comprehensive earnings                                                                              6,224

Issuance of common shares in
   litigation settlement                                                408        211         --          --         211

Accretion of discount and dividends on  preferred
   shares                                                                --         --       (340)         --        (340)
Issuance of warrants in connection
   with convertible debt                                                 --        200         --          --         200
                                                                    -------    -------    -------     -------     -------
Balances at June 30, 2002                                             7,386    $32,602    (24,103)         --       8,499
                                                                    =======    =======    =======     =======     =======


See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                             JUNE 30,
                                                                       2002            2001
                                                                       ----            ----
Cash flow from operating activities:
     Net earnings (loss)                                             $  5,971         (4,151)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Extraordinary gain on extinguishment of debt                 (11,708)            --
         Cumulative effect of change in accounting principle            3,557             --
         Gain on sale of Colorado assets                                   --         (3,342)
         Depreciation and amortization                                    754          2,195
         Deferred income tax benefit                                       --           (294)
         Changes in operating assets and liabilities:
              Accounts receivable, net                                  2,506          1,558
              Revenue in excess of billings                               780          5,041
              Income taxes receivable                                      20          3,112
              Prepaid expenses and other                                  498           (740)
              Billings in excess of revenue                               143           (692)
              Accounts payable and other accrued liabilities           (1,531)        (2,149)
              Accrued payroll and related benefits                       (484)          (804)
                                                                     --------       --------
                  Net cash provided (used) by operating
                      activities                                          506           (266)
                                                                     --------       --------
Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                     (85)          (329)
     Proceeds from sales of Colorado assets                                --          8,403
     Proceeds from sales of assets                                        373             --
                                                                     --------       --------
                  Net cash provided by investing activities               288          8,074
                                                                     --------       --------
Cash flows from financing activities:
     Net payments under lines-of-credit                                    --         (1,490)
     Principal payments on long-term debt                              (2,486)        (8,282)
     Proceeds from exercise of stock options                               --              6
     Proceeds from issuance of senior secured convertible debt          2,000             --
                                                                     --------       --------
                  Net cash used in financing activities                  (486)        (9,766)
                                                                     --------       --------

Net increase (decrease) in cash                                           308         (1,958)
Cash at beginning of period                                             1,351          2,825
                                                                     --------       --------
Cash at end of period                                                $  1,659            867
                                                                     ========       ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                          $    247          1,825
                                                                     ========       ========
     Refunds of income taxes                                         $  1,255          2,819
                                                                     ========       ========
     Issuance of preferred stock to retire debt                      $    300             --
                                                                     ========       ========
     Issuance of common stock in litigation settlement               $    211             --
                                                                     ========       ========

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

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at June 30, 2002 and the results of their operations and cash flows for the three months and nine months ended June 30, 2002 and 2001.

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

                                           Three Months      Nine Months
                                          Ended June 30,    Ended June 30,
                                               2001              2001
                                           (Pro Forma)       (Pro Forma)
                                           -----------       -----------

Revenues                                      $ 6,808            25,966
Net loss                                      $(2,567)           (8,375)
Weighted average shares outstanding:
         Basic                                  6,978             6,978
         Diluted                                6,979             6,981
Net loss per common share:
         Basic                                $ (0.37)            (1.20)
         Diluted                              $ (0.37)            (1.20)

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

         THREE MONTHS ENDED JUNE 30:                           2002       2001
         (In thousands except for per share amounts)           ----       ----

         Net earnings available to common shareholders        $ 1,447       842
            Add back:  Goodwill amortization                       --        76
                                                              -------    ------
         Adjusted net earnings available to common
            shareholders                                      $ 1,447       918
                                                              =======    ======

         Basic earnings for common share:
         Net earnings available to common shareholders        $  0.20      0.12
            Goodwill amortization                                  --      0.01
                                                              -------    ------
         Adjusted net earnings available to common
            shareholders                                      $  0.20      0.13
                                                              =======    ======

         NINE MONTHS ENDED JUNE 30:                             2002      2001
         (In thousands except for per share amounts)            ----      ----

         Net earnings (loss) available to common shareholders $ 5,631    (4,151)
            Add back:  Goodwill amortization                       --       230
                                                              -------    ------
         Adjusted net earnings (loss) available to common
            shareholders                                      $ 5,631    (3,921)
                                                              =======    ======

         Basic earnings (loss) for common share:
         Net earnings (loss) available to common shareholders $  0.78     (0.59)
            Goodwill amortization                                  --      0.03
                                                              -------    ------
         Adjusted net earnings (loss) available to common
            shareholders                                      $  0.78     (0.56)
                                                              =======    ======


4.       DEBT

The Company's debt is summarized as follows (in thousands).

                                               June 30,     September 30,
                                                 2002           2002
                                                 ----           ----
         SHORT-TERM DEBT
         Line-of-credit                        $     --          4,400
                                               ========       ========

         LONG-TERM DEBT
         Note payable                          $    175          9,733
         Senior secured convertible
            note                                  1,800             --
         Capital lease obligation                    83            596
         Other                                      214            237
                                               --------       --------
                                                  2,272         10,566
         Less current portion                      (327)       (10,366)
                                               --------       --------
                                               $  1,945            200
                                               ========       ========

On December 28, 2001, the Company completed a Waiver Agreement and Amendment No. 12 to Credit Agreement and Other Loan and Lease Documents (the "Agreement") with senior lenders providing the line-of-credit, note payable and capital lease obligation. Under the Agreement, senior lenders accepted a cash payment of $1.25 million and non-convertible redeemable preferred stock with a face value of $3.2 million (See Note 5) in payment of the $4.4 million line-of-credit and all but $3.0 million of the note payable. The Agreement provided for the remaining $3.0 million note payable to be reduced to zero with a cash payment of up to $875,000 by March 31, 2002 (later amended to April 2, 2002).

On April 2, 2002, the Company completed the sale of a $2.0 million senior secured convertible note and warrants to purchase common stock. The Company used the proceeds to repay $700,000 to its senior lenders, pay transaction expenses of approximately $95,000 and fund operations. Senior lenders accepted the $700,000 cash payment and a $175,000 unsecured promissory note in full satisfaction of the $3.0 million note payable outstanding at March 31, 2002.

The $175,000 unsecured promissory note matures on March 31, 2003 and bears annual interest at prime rate plus one percent (5.75% at June 30, 2002). The senior secured convertible note matures April 2, 2005, bears interest at an annual rate of five percent, but interest is not payable until maturity or may be converted to Common Stock as described below.

The senior secured convertible note has a face value of $2.0 million and is convertible at any time into common stock of ASI (Common Stock) at a price equal to the least of (i) $0.40, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the 3 trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $0.40 per share, ASI would issue 5.0 million shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of ASI.

The holder of the senior secured convertible note (Holder) also received warrants to purchase an additional 5.0 million shares of Common Stock (subject to adjustment). One whole warrant entitles the Holder to acquire an additional share of Common Stock at an exercise price equal to 115% of the conversion price of the note. Assuming an exercise price of $0.46 per share (115% of $0.40), the aggregate exercise price for the warrants would be $2.3 million for the issuance of 5.0 million shares of Common Stock, but the shares issuable upon conversion of the note and exercise of warrants are to be no less than 55% of the outstanding Common Stock (unless the Holder exercises the warrants in a cashless exercise where the Holder uses the value of some of the warrants to pay the exercise price for other warrants).

If at the time of conversion of the note, the price of the Common Stock has dropped below $0.40 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if ASI issues shares of Common Stock at a price of less than $0.40 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase.

ASI is required to register the shares underlying the note and warrants. Also, ASI is generally restricted from issuing additional equity securities without the Holder's consent, and the Holder has a right of first refusal as to certain subsequent financings.

As part of the transaction, the Holder was granted the opportunity to appoint a majority of ASI's board of directors and, as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI.

The carrying value of the senior secured convertible note is $1.8 million at June 30, 2002 and represents the cash received of $2.0 million less the estimated fair value of the warrants of $200,000 which was recorded in common stock. The carrying value of the senior secured convertible note is being accreted to the face amount by charges to interest expense through the maturity date.

The agreement with senior lenders resulted in an extraordinary gain on extinguishment of debt in the three months and nine months ended June 30, 2002, which is calculated as follows (in thousands):

                                                 Three Months      Nine Months
                                                     Ended            Ended
                                                 June 30, 2002    June 30, 2002
                                                 -------------    -------------
Outstanding debt:
     Line-of-credit                                 $   --           $ 4,400
     Note payable                                    3,000             9,733
                                                    ------           -------
         Total                                       3,000            14,133
                                                    ------           -------

Less:
     Cash paid                                        (700)           (1,950)
     Fair value preferred stock (See Note 5)            --              (300)
     Remaining note payable                           (175)             (175)
                                                    ------           -------
Extraordinary gain on extinguishment of debt        $2,125           $11,708
                                                    ======           =======

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

The carrying value for Preferred Stock is $600,000 at June 30, 2002. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. The discount rate was selected by the Company based on discussions with third parties that took into account market conditions for similar securities, the current economic climate and the Company's financial condition and performance as major factors. Accretion is effected by a charge to retained earnings, and the rate of accretion approximates the interest method.

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

                                                                         Non-
                                          Utilities        Land        Segment      Total
                                          ---------        ----        -------      -----
THREE MONTHS ENDED JUNE 30, 2002
      Operations
      ----------
      Revenues                             $ 4,240           64           --        4,304
      Loss from operations                    (273)        (264)          --         (537)
      Interest expense, net                     --           --          (38)         (38)
      Other                                     --           --         (103)        (103)
      Income tax benefit                        --           --           --           --
      Extraordinary gain on
        extinguishment of debt                  --           --        2,125        2,125
      Cumulative change in accounting
        principle                               --           --           --           --
                                                                                  -------
           Net earnings available to
             common shareholders                                                    1,447
                                                                                  =======

NINE MONTHS ENDED JUNE 30, 2002
       Operations
       ----------
       Revenues                                $ 14,148           759            --        14,907
       Loss from operations                      (1,728)       (1,567)           --        (3,295)
       Interest expense, net                         --            --          (264)         (264)
       Other                                         --            --          (201)         (201)
       Income tax benefit                            --            --         1,240         1,240
       Extraordinary gain on
         extinguishment of debt                      --            --        11,708        11,708
       Cumulative change in accounting
         principle                               (3,557)           --            --        (3,557)
                                                                                         --------
           Net earnings available to
             common shareholders                                                            5,631
                                                                                         ========

      Assets at June 30, 2002
      -----------------------
      Segment assets                           $ 13,126         1,071            --        14,197
      Non-segment assets                             --            --         1,780         1,780
                                                                                         --------
      Consolidated Assets                                                                  15,977
                                                                                         ========

THREE MONTHS ENDED JUNE 30, 2001
      Operations
      ----------
      Revenues                                 $  6,344         1,407            --         7,751
      Loss from Operations                       (1,518)         (675)           --        (2,193)
      Gain on sale of Colorado assets                --            --         3,342         3,342
      Interest expense, net                          --            --          (316)         (316)
      Litigation settlement costs                    --            --            --            --
      Other                                          --            --             9             9
                                                                                         --------
           Net income available to common
             shareholders                                                                     842
                                                                                         ========

NINE MONTHS ENDED JUNE 30, 2001
      Operations
      ----------
      Revenues                                 $ 24,263        10,077            --        34,340
      Loss from operations                       (3,292)       (1,801)           --        (5,093)
      Gain on sale of Colorado assets                --            --         3,342         3,342
      Interest expense, net                          --            --        (1,667)       (1,667)
      Litigation settlement costs                    --            --          (748)         (748)
      Other                                          --            --            15            15
                                                                                         --------
              Net loss available to common
                shareholders                                                               (4,151)
                                                                                         ========

      Assets at September 30, 2001
      ----------------------------
      Segment assets                           $ 19,644         2,065            --        21,709
      Non-segment assets                             --            --         2,110         2,110
                                                                                         --------
      Consolidated Assets                                                                  23,819
                                                                                         ========

7.       LITIGATION

The Company was named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On September 21, 2001, the United States District Court of the Southern District of Indiana (the "Court") issued an Order and Final Judgment ratifying the settlement terms of this lawsuit against the Company and certain of its directors and former officers. The settlement provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4.0 million, of which the Company contributed $100,000 of cash, and approximately 1,256,000 shares of the Company's common stock for the class. The class consisted of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash was contributed by the Company's insurance company. The Company's cost of this settlement, excluding legal fees, of $748,000 was based on the cash contribution and the value of the common shares on April 4, 2001, on the date of the agreement in principle for settlement of the suit. This cost was included in the financial results of the Company in the fiscal quarter ended March 31, 2001. Plaintiffs' counsel were awarded legal fees consisting of cash and shares. As of June 30, 2002, the Company has issued 408,000 shares to plaintiffs' counsel and approximately 848,000 shares will be issued to plaintiffs before September 30, 2002.

The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. The suit also claims that the Company has breached an obligation to indemnify Mr. Corder in connection with the securities lawsuit described in the preceding paragraph. As of June 30, 2002, the parties were conducting settlement discussions. As more fully described in Note 11, the parties reached a settlement on July 23, 2002.

Two shareholders of the Company, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana, Cause No. 29001-0105 CP 289) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with the Company's acquisition of Cartotech, Inc., in June 1998. The four defendants have sent the Company written demands for indemnification. The Company has tendered these claims to its insurer. On or about May 8, 2002, the Court issued an Order granting motions filed by Messrs. Corder and Sage to dismiss the Complaint for failure to state a claim and/or failure to join a necessary party as required by trial rules and case law. Plaintiffs filed an amended complaint on or about May 31, 2002. On June 26, 2002, the plaintiffs filed a Demand for Arbitration against the Company, seeking damages of over $5.5 million. Another former Cartotech shareholder, Albert Naumann, III (a former officer of ASI and is now employed by a competitor to the Company), has threatened to bring claims against the Company. The Company intends to challenge any such claims.

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

9.       CONCENTRATION OF CREDIT RISK

At June 30, 2002, the Company had multiple contracts with three customers that represented 59% (34%, 14% and 11%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these three customers for the fiscal quarter ended June 30, 2002 were 50% (17%, 14% and 19%, respectively) of total revenue. At September 30, 2001, these customers represented 44% (18%, 14% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. The Company anticipates that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

10.      INCOME TAX BENEFIT

The Company recorded an income tax benefit of $1,240,000 in the fiscal quarter ending March 31, 2002 as a result of a recent change in federal tax regulations. New regulations allowed the Company to claim a refund of taxes paid in prior years by increasing the carryback period of its federal net operating loss generated in fiscal year 2001 from two years to five years. The refund was received by the Company in May, 2002.

11.      SUBSEQUENT EVENT

On July 23, 2002, the Company entered into a Settlement Agreement and Mutual General Release to settle a lawsuit filed by Sidney V. Corder against the Company and certain of its former officers and directors. The settlement provides for, among other things, the payment of certain amounts to Mr. Corder by the Company and its insurance carrier, the mutual release of present or future actions, suits or claims, and a waiver by Mr. Corder to seek indemnification for any present or future actions, suits or claims arising out of his employment.

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

OVERVIEW

The Company, founded in 1981, is a provider of data conversion and digital mapping services to users of customized geographic information systems.

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

The Company experiences yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period. The Company utilizes InfoTech Enterprises Ltd., an India-based company, for a significant percentage of its production services.

Backlog increases when new contracts are signed and decreases as revenues are recognized. Changes in macroeconomic and industry market conditions were encountered in fiscal 2000 and 2001 and have continued in fiscal 2002 that resulted in a reduction of timely order flow to the Company. As of June 30, 2002, backlog was $16.1 million as compared with $22.5 million at September 30, 2001. Management believes these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, the Company's adverse financial results for fiscal years 2000 and 2001 and increased competition from companies with offshore operations.

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

At June 30, 2002, the Company had multiple contracts with three customers that represented 50% (17%, 14% and 19%, respectively) of total revenue for the fiscal quarter ended June 30, 2002.

The Company continued to streamline operations throughout the current fiscal year, reducing from four main production centers to two. In the second fiscal quarter, ASI announced and completed the consolidation of its Cary, North Carolina facility into the Texas and Wisconsin solution centers. The principal activity of the North Carolina facility has been cadastral and photogrammetric mapping. In the third fiscal quarter, the Company completed the consolidation and relocation of its Indiana staff to smaller, lower cost facilities. ASI currently employs approximately 220 full-time employees.

On May 3, 2002, the Company announced the election of four new members to the Company's Board of Directors. The appointment of three of the four directors was in compliance with the terms and conditions of the senior secured convertible note as described in Note 4. Four of the five long-term board members resigned in favor of the new appointees.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                2002        2001        2002       2001
                                              -------     -------     -------     -------
PERCENTAGE OF REVENUES:
Revenues                                        100.0%      100.0%      100.0%      100.0%
Costs and expenses
     Salaries, wages and related benefits        64.9        70.9        69.9        60.1
     Subcontractor costs                         19.4        20.0        18.3        21.5
     Other general and administrative            23.4        30.0        28.8        26.1
     Depreciation and amortization                4.8         7.1         5.1         6.4
     Severance and related costs                 --           0.3        --           0.7
                                              -------     -------     -------     -------
Loss from operations                            (12.5)      (28.3)      (22.1)      (14.8)

Other income (expense)
      Gain on sale of Colorado assets            --          43.1        --           9.7
      Litigation settlement costs                --          --          --          (2.2)
      Other income (expense), net                 1.8        (3.9)       (0.8)       (4.8)
                                              -------     -------     -------     -------
Earnings (loss) before income taxes             (10.7)       10.9       (22.9)      (12.1)

Income tax benefit                               --          --           8.3        --
                                              -------     -------     -------     -------

Earnings (loss) before extraordinary
      item and cumulative effect of a
      change in accounting principle            (10.7)       10.9       (14.6)      (12.1)

Extraordinary gain on extinguishment
      of debt                                    49.4        --          78.5        --
                                              -------     -------     -------     -------

Earnings (loss) before cumulative
      change in accounting principle             38.7        10.9        63.9       (12.1)

Cumulative effect of a change in
      accounting principle                       --          --         (23.9)       --
                                              -------     -------     -------     -------
Net earnings (loss)                              38.7        10.9        40.0       (12.1)

Accretion of discount and dividends on
      preferred shares                           (5.1)       --          (2.2)       --
                                              -------     -------     -------     -------
Net earnings (loss) available to common
      shareholders                               33.6%       10.9%       37.8%      (12.1)%
                                              =======     =======     =======     =======


THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES. The Company's revenues are recognized as services are performed. Revenues decreased $3.5 million or 44.5% to $4.3 million for the three months ended June 30, 2002 from $7.8 million for the same three month period of fiscal 2001 as a result of a lower level of new contract signings during fiscal 2001 and continuing in fiscal 2002, and the sale of the Colorado office in April 2001. The Company reduced its operations from four primary production centers to two in response to weaker market conditions.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 49.1% to $2.8 million for the three months ended June 30, 2002 from $5.5 million for the same three month period of fiscal 2001, as a result of reductions in the Company's workforce in all offices and the sale of the Colorado office. The reductions in the workforce were a result of reduced anticipated revenue. As a percentage of revenues, salaries, wages and related benefits decreased to 64.9% for the three months ended June 30, 2002 from 70.9% for the same three-month period of fiscal 2001.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 46.1% to $835,000 for the three months ended June 30, 2002 from $1.6 million for the same three-month period of fiscal 2001. This decrease was due to a decline in the number and size of customer contracts, completing backlog that utilized subcontractor labor and the sale of the Colorado office. Subcontractor costs decreased as a percentage of revenues to 19.4% for the three months ended June 30, 2002 from 20.0% for the same three-month period of fiscal 2001.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 56.9% to $1.0 million for the three months ended June 30, 2002 from $2.3 million for the same three month period of fiscal 2001, as a result of reductions in workforce in all offices, the consolidation of the North Carolina and Indiana offices and the sale of the Colorado office. As a percentage of revenues, other general and administrative costs decreased to 23.4% for the three months ended June 30, 2002 from 30.0% for the same three-month period of fiscal 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the three months ended June 30, 2001 consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For fiscal 2002, goodwill amortization was discontinued due to the change in accounting principle to apply the provisions of SFAS 142. For the three months ended June 30, 2002 depreciation decreased $343,000 to $208,000 from $551,000 for the same three month period of fiscal 2001 due to equipment becoming fully depreciated, the sale of the Colorado office, and the consolidation from four production centers to two. As a percentage of revenues, depreciation and amortization was 4.8% for the three months ended June 30, 2002 and 7.1% for the same three-month period ending June 30, 2001.

SEVERANCE AND RELATED COSTS. The Company incurred one-time officer severance costs of $20,000 for the three months ended June 30, 2001. Severance and related costs represent 0.3% of revenues for the three months ended June 30, 2001. There were no severance and related costs for the three months ended June 30, 2002.

GAIN ON SALE OF COLORADO ASSETS. On April 27, 2001, the Company completed the sales of substantially all of the assets of its Colorado Springs, Colorado land mapping office, resulting in a gain of approximately $3.3 million. See Footnote 2 - Sale of Colorado Assets, for additional information.

INTEREST EXPENSE, NET. Net interest expense decreased 88.0% to $38,000 for the three months ended June 30, 2002 from $316,000 for the same three month of fiscal 2001, as a result of decreased borrowings outstanding and lower interest rates.

OTHER INCOME, NET. Other income, net is comprised primarily of a net gain of $168,000 on the sale of investment securities offset by a net write-down of approximately $98,000 for equipment and leasehold improvements related to the relocation of the Indiana operations and corporate headquarters. There were no related events in the same three-month period in fiscal 2001.

INCOME TAX BENEFIT. The Company continues to project zero tax expense for fiscal 2002. Also, as a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no additional income tax benefit has been recognized for the three months ended June 30, 2002 and for the same period ending June 30, 2001.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The Company recognized an extraordinary gain of $2.1 million in the three months ended June 30, 2002. Such gain is a result of the debt forgiveness related to a $700,000 cash payment and the issuance of a $175,000 unsecured promissory note in full satisfaction of the $3 million note payable balance.

NINE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES. Revenues decreased $19.4 million or 56.6% to $14.9 million for the first nine months of fiscal 2002 from $34.3 million for the first nine months of fiscal 2001 as a result of a lower level of new contract signings during fiscal 2001 and continuing in fiscal 2002, and the sale of the Colorado office in April 2001. The Company reduced its operations from four production centers to two in response to weaker demand.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits decreased 49.5% to $10.4 million for the first nine months of fiscal 2002 from $20.7 million for the first nine months of fiscal 2001, as a result of reductions in the Company's workforce in all offices and the sale of the Colorado office in April 2001. The reductions in the workforce were a result of reduced anticipated revenue. As a percentage of revenues, salaries, wages and related benefits increased to 69.9% for the first nine months of fiscal 2002 from 60.1% for the first nine months of fiscal 2001.

SUBCONTRACTOR COSTS. Subcontractor costs decreased 63.1% to $2.7 million for the first nine months of fiscal 2002 from $7.4 million for the first nine months of fiscal 2001, and decreased as a percentage of revenues to 18.3% for the first nine months of fiscal 2002 from 21.5% for the first nine months of fiscal 2001. This decrease was due to a decline in the number and size of customer contracts, completing the backlog that utilized subcontractor labor and the sale of the Colorado office.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs decreased 52.1% to $4.3 million for the first nine months of fiscal 2002 from $9.0 million for the first nine months of fiscal 2001, as a result of reductions in workforce in all offices, the consolidation of the North Carolina and Indiana offices and the sale of the Colorado office. As a percentage of revenues, other general and administrative costs increased to 28.8% for the first nine months of fiscal 2002 from 26.1% for the first nine months of fiscal 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the first six months of fiscal 2001 consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For the first nine months of fiscal 2002, goodwill amortization was discontinued due to the change in accounting principle to apply the provisions of SFAS 142. Depreciation decreased $1.2 million to $754,000 from $2.0 million for the first nine months of fiscal 2001 due to equipment becoming fully depreciated, the sale of the Colorado office, and the consolidation from four production facilities to two. As a percentage of revenues, depreciation and amortization decreased to 5.1% for the first nine months of fiscal 2002 from 6.4% in the first nine months of fiscal 2001.

SEVERANCE AND RELATED COSTS. The Company incurred one-time officer severance costs of $230,000 for the nine months ended June 30, 2001. Severance and related costs represent 0.7% of revenues for the nine months ended June 30, 2001.
There were no severance and related costs for the nine months ended June 30, 2002.

GAIN ON SALE OF COLORADO ASSETS. On April 27, 2001, the Company completed the sales of substantially all of the assets of its Colorado Springs, Colorado land mapping office, resulting in a gain of approximately $3.3 million. See Footnote 2 - Sale of Colorado Assets, for additional information.

INTEREST EXPENSE, NET. Net interest expense decreased 84.2% to $264,000 for the first nine months of fiscal 2002 from $1.7 million for the first nine months of fiscal 2001, as a result of decreased borrowings outstanding and lower interest rates.

LITIGATION SETTLEMENT COSTS. Litigation settlement costs of $748,000 relate to the Company's cost to settle a consolidated putative securities class action lawsuit against the Company and certain of its directors and former officers. Such costs include a $100,000 cash payment and the value of 1,256,000 common shares on the date of the agreement in principle. Litigation settlement costs represent 2.2% of revenues for the nine months ended June 30, 2001. There were no comparable costs for the first nine months of fiscal 2002.

OTHER INCOME, NET. Other income, net is comprised primarily of a net gain of $168,000 on the sale of investment securities offset by a net write-down of approximately $83,000 on the sale and disposal of equipment and leasehold improvements related to the consolidation of the North Carolina office and the relocation of the Indiana operations and corporate headquarters during the nine-months ended June 30, 2002. There were no related events in the same nine-month period in fiscal 2001.

INCOME TAX BENEFIT. The Company has recorded an income tax benefit of $1,240,000 in the first nine months of fiscal 2002 as a result of a recent change in federal tax regulations. New regulations allowed the Company to claim a refund of taxes paid in prior years by increasing the carryback period of its federal net operating loss generated in fiscal year 2001 from two years to five years. The Company continues to project zero tax expense for fiscal 2002. Also, as a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no additional income tax benefit has been recognized for the nine months ended June 30, 2002 and for the same period ending June 30, 2001.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The Company recognized an extraordinary gain of $11.7 million in fiscal 2002. Such gain is a result of the debt forgiveness related to a $1.95 million cash payment, the issuance of a $175,000 unsecured promissory note, and the issuance of a non-convertible preferred stock with an original fair value of $300,000 to fully retire debt of $14.1 million. This gain reflects net tax of $0 due to the Company's estimated effective tax rate for the year.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The Company elected early adoption of FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets, as of October 1, 2001. The Company has determined that goodwill has been significantly impaired under the provisions of FASB 142 and has recognized a loss of $3.6 million as the cumulative effect of this change in accounting principle during fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. Though the Company did not have a working capital line-of-credit as of June 30, 2002, other borrowings consisted of a $1.8 million senior secured convertible note and $175,000 unsecured promissory note.

The $175,000 unsecured promissory note matures on March 31, 2003 and bears interest at prime rate plus one percent (5.75% at June 30, 2002). The $1.8 million senior secured convertible note, which has a face value of $2.0 million maturing April 2, 2005, bears interest at an annual rate of five percent, but interest is not payable until maturity or may be converted to Common Stock as described below.

The senior secured convertible note is convertible at any time into common stock of ASI (Common Stock) at a price equal to the least of (i) $0.40, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the 3 trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $0.40 per share, ASI would issue 5.0 million shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of ASI.

The holder of the senior secured convertible note (Holder) also received warrants to purchase an additional 5.0 million shares of Common Stock (subject to adjustment). One whole warrant entitles the Holder to acquire an additional share of Common Stock at an exercise price equal to 115% of the conversion price of the note. Assuming an exercise price of $0.46 per share (115% of $0.40), the aggregate exercise price for the warrants would be $2.3 million for the issuance of 5.0 million shares of Common Stock, but the shares issuable upon conversion of the note and exercise of warrants are to be no less than 55% of the outstanding Common Stock (unless the Holder exercises the warrants in a cashless exercise where the Holder uses the value of some of the warrants to pay the exercise price for other warrants).

If at the time of conversion of the note, the price of the Common Stock has dropped below $0.40 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if ASI issues shares of Common Stock at a price of less than $0.40 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase.

ASI is required to register the shares underlying the note and warrants. Also, ASI is generally restricted from issuing additional equity securities without the Holder's consent, and the Holder has a right of first refusal as to certain subsequent financings.

As part of the transaction, the Holder was granted the opportunity to appoint a majority of ASI's board of directors and, as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI.

On December 28, 2001, the Company issued 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. The Company is entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. The agreement calls for a mandatory payment of $800,000 by the third anniversary. The preferred stock earns a dividend at the annual rate of 5.00% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since fiscal 2000, the Company has experienced significant operating losses with corresponding reductions in working capital. The Company's revenues and backlog decreased significantly during that time. These factors among others have resulted in our independent auditors issuing an audit opinion in the September 30, 2001 financial statements which emphasized substantial doubt about the Company's ability to continue as a going concern.

To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position the Company for profitable operations. Financial steps include restructuring the Company's bank debt through the issuance of preferred stock and convertible debt, subsequent collection of the federal income tax refund and sale of non-core assets. Operational steps include the consolidation of production services to two solution centers, reduction of corporate and non-core spending activities, outsourcing certain components of projects and deploying a new sales and marketing team.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. However, management believes that its turnaround efforts, if successful, will improve operations and generate sufficient cash to meet its obligations in a timely manner.

The Company's cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an "account receivable" is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. "Revenues in excess of billings" occur when the Company has performed under a contract even though a billing event has not been triggered. "Billings in excess of revenues" occur when the Company receives an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by ASI in its business, affect the Company's cash flow as projects are signed, performed, billed and collected. At June 30, 2002, the Company had multiple contracts with three customers that represented 59% (34%, 14% and 11%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. At September 30, 2001, these customers represented 44% (18%, 14% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones. The Company anticipates that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

Net cash provided by the Company's operating activities was $506,000 for the first nine months of fiscal 2002, compared to net cash of $266,000 used in the same period in fiscal 2001.

Cash provided by investing activities for the first nine months of fiscal year 2002 was $288,000 and $8.1 million in the same period in fiscal 2001. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements. The cash provided in fiscal 2001 included the proceeds from the sale of the Colorado assets.

Cash used by financing activities for the first nine months of fiscal year 2002 was $486,000 as compared to $9.8 million used by financing activities for the first nine months of fiscal 2001. Financing activities consisted primarily of net borrowings and payments under lines-of-credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

The Company was named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On September 21, 2001, the United States District Court of the Southern District of Indiana (the "Court") issued an Order and Final Judgment ratifying the settlement terms of this lawsuit against the Company and certain of its directors and former officers. The settlement provides for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4.0 million, of which the Company contributed $100,000 of cash, and approximately 1,256,000 shares of the Company's common stock for the class. The class consisted of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash was contributed by the Company's insurance company. The Company's cost of this settlement, excluding legal fees, of $748,000 was based on the cash contribution and the value of the common shares on April 4, 2001, on the date of the agreement in principle for settlement of the suit. This cost was included in the financial results of the Company in the fiscal quarter ended March 31, 2001. Plaintiffs' counsel were awarded legal fees consisting of cash and shares. As of June 30, 2002, the Company has issued 408,000 shares to plaintiffs' counsel and approximately 848,000 shares will be issued to plaintiffs before September 30, 2002.

The Company and certain directors have been named as defendants in an action that was filed by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claims that the Company violated the Colorado Wage Claim Act and breached contractual obligations. The suit also claims that the Company has breached an obligation to indemnify Mr. Corder in connection with the securities lawsuit described in the preceding paragraph. As of June 30, 2002, the parties were conducting settlement discussions. As more fully described in Note 11, the parties reached a settlement on July 23, 2002.

Two shareholders of the Company, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana, Cause No. 29001-0105 CP 289) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with the Company's acquisition of Cartotech, Inc., in June 1998. The four defendants have sent the Company written demands for indemnification. The Company has tendered the defense of these claims to its insurer. On or about May 8, 2002, the Court issued an Order granting motions filed by Messrs. Corder and Sage to dismiss the Complaint for failure to state a claim and/or failure to join a necessary party as required by trial rules and case law. Plaintiffs filed an amended complaint on or about May 31, 2002. On June 26, 2002, the plaintiffs filed a Demand for Arbitration against the Company, seeking damages of over $5.5 million. Another former Cartotech shareholder, Albert Naumann, III (a former officer of ASI and is now employed by a competitor to the Company), has threatened to bring claims against the Company. The Company intends to challenge any such claims.

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

                                           Analytical Surveys, Inc.
                                           (Registrant)


         Date: August 14, 2002             /s/ J. Norman Rokosh
                                           -------------------------------------
                                           J. Norman Rokosh
                                           President and Chief Executive Officer


         Date: August 14, 2002             /s/  Michael A. Renninger
                                           -------------------------------------
                                           Michael A. Renninger
                                           Chief Financial Officer