Form 10-K
period 2002-09-30
ANALYTICAL SURVEYS INC
filed 2002-12-19
CIK 753048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________


                         COMMISSION FILE NUMBER 0-13111


                            ANALYTICAL SURVEYS, INC.
             (Exact name of registrant as specified in its charter)


   Colorado                                           84-0846389
   ------------------------------                     --------------------------
   State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization                      Identification No.)

11595 N. Meridian St., Carmel, IN                     46032
--------------------------------------------------------------------------------
(Address or principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (317) 571-9700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class            Name of each exchange on which registered

           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock
           -----------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No      .
    -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $789,397, based on the closing price of the Common Stock on December 13, 2002.

The number of shares outstanding of the registrant's Common Stock, as of December 13, 2002, was 823,720.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----

                                                 PART I.

Item 1.   Business..................................................................................1

Item 2.   Property..................................................................................9

Item 3.   Litigation................................................................................9

Item 4.   Submission of Matters to a Vote of Shareholders..........................................10


                                                PART II.

Item 5.   Market for the Registrant's Common Stock and Related Shareholder Matters.................11

Item 6.   Selected Financial Data..................................................................11

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....13

Item 7a.  Quantitative and Qualitative Disclosure about Market Risks...............................23

Item 8.   Financial Statements and Supplementary Data..............................................23

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....50


                                                PART III.

Item 10.  Directors and Executive Officers of the Registrant.......................................50

Item 11.  Executive Compensation...................................................................50

Item 12.  Security Ownership of Other Beneficial Owners and Management.............................50

Item 13.  Certain Relationships and Related Transactions...........................................50


                                                PART IV.

Item 14.  Controls and Procedures..................................................................50

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................50

Signatures and Certifications......................................................................55

Exhibit 23.........................................................................................60

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Analytical Surveys, Inc. ("ASI", "we", "our" or the "Company"), formed in 1981, provides customized data conversion, spatial data management and technical services for the geographic information systems market. A geographic information system ("GIS") is an "intelligent map" that allows users to input, update, query, analyze and display detailed information about a geographic area. We help customers by transforming raw, often confusing information from multiple sources (maps, blueprints, databases, aerial photography, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation that organizations can rely on to make better decisions with speed and confidence. We have historically targeted services to utilities and state and local governments, and are implementing strategies to expand the number of markets targeted and the range of GIS-related spatial data management and technical services offered.

We believe that the market for geographic information systems and services has historically grown due to:

     -    Growing awareness of the benefits of GIS technology;
     -    Significant reductions in computer hardware prices;
     -    Increased capability and reliability of hardware and software;
     -    Deregulation and consolidation in the utility industry; and
     - Increased demand for geographic information systems in growing communities.

We also believe that GIS users are increasingly outsourcing their data conversion and other GIS service projects to third-party providers such as ASI. We provide customers with a single source for all data conversion services necessary to achieve economic value from their investments in geographic information systems.

Current global economic conditions have slowed the rate of growth in the GIS market. We expect delays in growth consistent with other technology-related companies until our customers resume spending on information technology products and services. The technologies utilized by the GIS customer base continue to advance and demand a current and accurate depiction of their spatially-located assets. We believe, therefore, that the long-term outlook for the GIS industry is positive and that we are well positioned to serve evolving customer needs.

STRATEGY

Our objective is to maintain and enhance our leadership position in the data conversion and digital mapping industry. This objective is reflected in the following summary of the our strategy:

     Turnaround Efforts. Our near-term strategy is to return the Company to profitability and positive cash flow. To achieve this goal, we have:

     -    Reduced corporate borrowing;
     -    Settled a class action lawsuit;
     -    Standardized project management and cost estimation processes;
     -    Consolidated accounting systems;
     - Streamlined operations by reducing from five main production centers in the beginning of fiscal 2001 to two centers at the end of fiscal 2002;
     - Strengthened operational management and reduced corporate and overhead expenses; and

     - Focused on the government and utility conversion and data management sectors of the market.

     Expand Business in Existing Markets. We plan to provide expanded products and services to our existing customer base. We will continue to promote our services to potential customers to capitalize on the increasing sophistication and number of GIS users in our core utilities markets. In addressing our market, we have adopted a more technical focus and consultative approach to marketing and business development.

     Continue to Maintain and Develop Technological and Operational Leadership. We developed and acquired proprietary software and procedures that automate portions of otherwise labor-intensive data conversion processes, enabling us to provide cost-effective and high-quality services on a timely basis. We will continue to develop new technology and to improve existing technology and procedures. These activities will enhance our ability to expand into additional markets and further improve our production capacity and productivity. See "Research and Development."

ASI SERVICES

We offer a full range of services to create the databases of related geo-referenced information used in geographic information systems.

Digital Land Base Maps. ASI uses specialized computers and internally developed proprietary software to create land surveys and legal descriptions. The base maps are created using photogrammetric and cadastral mapping technologies. Cadastral maps illustrate property lines and are prepared by digitizing existing paper maps and converting the legal property descriptions into map coordinates.

Other Geo-Referenced Information. Once the base map is produced, links to tabular databases are created, and other geo-referenced data, such as buildings, telephone poles and zoning restrictions, are collected, verified, converted into digital format and added to the base map to create a GIS. We provide an experienced field inventory staff to collect and verify information and use computerized and manual techniques to verify and digitize data from paper sources. Once a GIS is completed, users can view the base map and any or all of the layers of data on a computer screen and can retrieve selected data concerning any desired location appearing on the screen or all data matching one or more variables. We maintain these databases for customers on an as-needed basis.

ACQUISITIONS AND DISPOSITIONS

In 1995, ASI embarked on a growth strategy, which included consolidation of the fragmented GIS services industry. The Company completed five strategic acquisitions that expanded its geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. The Company acquired:

     -    Intelligraphics, Inc. located in Wisconsin in December 1995;
     -    Westinghouse Landmark GIS, Inc. located in North Carolina in July
          1996;
     -    MSE Corporation ("MSE") located in Indiana in July 1997;
     -    Cartotech, Inc. located in Texas in June 1998; and
     - The assets of Measurement Sciences, Inc. located in Colorado in December 1998.

In 1999, the Company sold the Phillips Design Group and Mid-States Engineering subsidiaries (both acquired as parts of MSE Corporation), as these units were not core business competencies. We also sold the Cartographic Sciences Group located in Mumbai, India, to InfoTech Enterprises, Ltd. in 1999.

In April 2001, we sold substantially all of the assets of the Colorado Springs, Colorado-based digital orthophotography and photogrammetric mapping facility to Sanborn Map Company for a total consideration of $10.1 million. The sale agreement contains clauses that prohibit ASI from competing directly with the buyer in the orthophotography and photogrammetric markets for three years. Both companies agreed to cooperate to complete customer contracts where services are provided by more than one ASI production facility. The sale allowed the Company to reduce debt and to refocus attention on utility and cadastral mapping services.

In March 2002, we consolidated the Cary, North Carolina facility and transferred existing project work to the Texas and Wisconsin facilities. The principal activity of the North Carolina facility has been cadastral and photogrammetric mapping.

In June 2002, we consolidated and relocated the Indianapolis, Indiana office to smaller office space. We consolidated offices in response to reduced demand for technology services in the government and utility marketplace. Existing project work in Indiana was also transferred to the Texas and Wisconsin facilities.

Effective January 1, 2003, we plan to move our corporate headquarters to the San Antonio, Texas facility to give the executive team closer proximity to production staff.

CUSTOMERS

We derive revenues primarily from two core markets, utilities and state and local governments, and we also serve commercial businesses. Current customers include American Electric Power Service Corporation, ESRI, KeySpan Corporate Services, LLC, Logica, Inc., Michigan Consolidated Gas Company, SBC Services, Inc., SchlumbergerSema, and Worldwide Services, Inc. (a division of Intergraph), among others. Three of these customers each accounted for more than 10% of our consolidated revenues in fiscal 2002. The same three customers accounted for 72% of total accounts receivable and revenue in excess of billings at September 30, 2002. The loss of any of these three customers would have a material adverse effect on the Company. See "Risk Factors - Dependence on Certain Customer Markets" and "- Terms of Customer Contracts," and note 10 - "Concentrations of Credit Risk."

SALES AND MARKETING

We market our products and services in domestic and international markets primarily through an internal sales force. We augment direct sales efforts by:

     - Maintaining relationships and forming alliances with regional businesses offering complementary services;
     - Obtaining referrals, either directly or indirectly, from consultants in the GIS industry;
     -    Maintaining memberships in professional and trade associations; and
     -    Actively participating in industry conferences.

Our sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. Most contracts take from 6 to 48 months to complete. See "Risk
Factors--Dependence on Business Alliances."

SUBCONTRACTORS

We use subcontractors when necessary to expand capacity, meet deadlines, reduce production costs and manage workload. We are in the third year of a five-year agreement with InfoTech Enterprises, Ltd., an India-based company. The agreement provides us with exclusive access to InfoTech's production capacity for data conversion and other related services. Under the agreement, we licensed certain proprietary production technology and provided certain assurances of production volume to InfoTech. We intend to continue to utilize offshore subcontractors for a large percentage of our production work in fiscal 2003 to reduce production costs and develop new services. We also employ certain select foreign and domestic subcontractors for tasks outside its expertise, or to augment in-house capacity (such as field data surveying). See "Risk Factors--Dependence on Subcontractors," "--Dependence on Offshore Operations" and "--Personnel."

RESEARCH AND DEVELOPMENT

We continue to develop new technology and to improve existing technology and procedures to enhance our ability to expand into additional markets and further improve our production capacity and productivity. We engage in several research and development activities. Most of these activities occur as we develop software or design a product or process for a particular contract. The costs of such efforts are generally included in project expenses, and are not charged to research and development expenses. We retain ownership of such proprietary software and products and often apply them to projects for other customers. Approximately seven employees are substantially engaged in research and development efforts. See "Risk Factors--Reliance on Technology; Limited Protection of Proprietary Rights."

COMPETITION

The GIS services business is highly competitive and highly fragmented. Competitors include small regional firms, independent firms, large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services.

We seek to compete on the basis of:

     -    The quality of our products and the breadth of our services;
     - The accuracy, responsiveness and efficiency with which we provide services to customers; and
     -    Our capacity to perform large complex projects.

We use internally developed proprietary production software and commercially available software to automate much of the otherwise labor-intensive GIS production process. We believe this automated approach enables it to achieve more consistent quality and greater efficiencies than more manually intensive methods.

To compete against low-cost providers, the Company minimizes costs by using offshore subcontractors for a large percentage of its production work. See "Risk Factors--Dependence on Subcontractors."

PERSONNEL

At September 30, 2002, we had approximately 200 employees compared to 346 at September 30, 2001. We reduced the workforce and executive ranks as we:

     - Transitioned a greater percentage of work to less expensive offshore subcontractors;
     -    Continued efforts to improve operational efficiencies;
     -    Adjusted expenses to match forecasted revenues; and
     - Flattened our organizational structure to shorten the internal communications hierarchy.

We believe that retention of highly qualified managers and executive officers is critical to our ability to compete in the GIS data conversion industry. Almost all of our employees work on a full-time basis. We do not have a collective bargaining agreement with any of our employees and generally consider relations with our employees to be good. See "Risk Factors--Competition" and "--Dependence on Key Personnel."


                                  RISK FACTORS

In addition to the other information set forth in this Form 10-K, the issues and risks described below should be considered carefully in evaluating the Company's outlook and future.

DEPENDENCE ON CASH RESOURCES FOR LIQUIDITY

The Company currently does not have a line of credit with any lender. The terms of the senior secured convertible note restricts our ability to secure additional debt and also contain certain immediate call provisions that are outside of the Company's control, which if triggered and exercised, would make it difficult for the Company to meet the debt payments. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2002, the Company experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness. The Company's revenues and backlog have also decreased substantially during the same period. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. We rely solely on cash flow from operations to fund future operations and expenditures. We attempt to negotiate new contracts to minimize negative cash flow and frequently monitor and forecast our cash availability. There is no assurance that the cash flow from operations will be sufficient to meet our capital requirements. See "Risk Factors--Terms of Customer Contracts" and Item 7 - "Liquidity and Capital Resources."

DEPENDENCE ON SUCCESSFUL IMPLEMENTATION OF TURNAROUND EFFORTS

The successful implementation of the Company's turnaround efforts requires the cooperation of customers, subcontractors, vendors, lenders, outside professionals and employees. There can be no assurance that the specific strategies designed to return the Company to profitability and positive cash flow can be implemented to the extent and in the timeframe planned. Delays and difficulties in achieving sales targets, realizing cost savings, maintaining funding, retaining employees and other turnaround efforts could have a material adverse effect on the Company.

COMPETITION

As the GIS services industry evolves, additional competitors may enter the industry. In addition, other improvements in technology could provide competitors or customers with tools to perform the services provided by the Company and lower the cost of entry into the GIS services industry. The Company is facing increased price competition, particularly in the utilities market, from relatively new entrants to the market, which perform their work utilizing mostly offshore labor. A number of the Company's competitors or potential competitors may have capabilities and resources greater than those of the Company.

TERMS OF CUSTOMER CONTRACTS

Most of the Company's revenue is earned under long-term, fixed-price contracts. The Company's contractual obligations typically include large projects that will extend over six months to four years. These long-term contracts entail significant risks, including:

     - The Company's ability to estimate its costs accurately is critical to ensuring the profitability of projects.
     - The Company must control costs under such fixed-price contracts once in production.
     - Contracts may be signed with a broad outline of the scope of the work, with detailed specifications prepared after a contract is signed. In preparing the detailed specifications, customers often negotiate specifications that reduce ASI's planned project profitability.
     - Customers may increase the scope of contracts and ASI must negotiate change orders to maintain planned project profit margins and cash flows.
     - Customers may request the Company slow down or scale back the scope of a project to satisfy their budget or cash constraints. Schedule delays and scope reductions may interrupt work flow, create inefficiencies, and increase cost.
     - Customers may require a compressed schedule that may place additional strains on cash availability and management's ability to hire and train personnel required to meet deadlines.
     - Contracts are generally terminable by the customer on relatively short notice, and the terms of some contracts may make it difficult for the Company to recoup its investment in a project terminated prior to completion.
     - Large, long-term, fixed-price contracts generally increase the Company's exposure to the effects of inflation and currency exchange rate fluctuation.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company has experienced and expects to continue to experience quarterly variations in revenues and operating income as a result of many factors, including the timing of customers' budget processes, slowdowns or acceleration of work by customers, the number of operating days in each quarter and the impact of weather conditions on the ability of the Company or subcontractors to obtain satisfactory aerial photography or field data. In addition, the Company has in the past experienced lower sales in its first fiscal quarter (ended December 31) due to certain customers' year-end funding constraints, and seasonal slow downs associated with the year-end holidays. General weak economic conditions may result in customer deferral of projects or cancellation in planned expenditures.

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

DEPENDENCE ON CERTAIN CUSTOMER MARKETS

The Company derives its revenues primarily from two core markets, utilities and state and local governments. The ongoing consolidation and reduced technology budgets of the utilities industry has and may continue to increase competition and reduce profitability for the GIS services projects of current and potential customers. Also, to the extent that utilities remain regulated, legal, financial and political considerations may constrain the ability of utilities to fund geographic information systems. Many state and municipal entities are subject to legal constraints on spending, and a multi-year contract with any such entity may be subject to termination in any subsequent year if the entity does not choose to appropriate funds for such contracts in that year. Moreover, fundamental changes in the business practices or capital spending policies of any of these customers, whether due to budgetary, regulatory, technological or other developments or changes in the general economic conditions in the industries in which they operate, could cause a material reduction in demand by such customers for the services offered by the Company. Any such reduction in demand could have a material adverse effect on the Company.

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

While the Company has employment agreements with certain of its key personnel, there is no assurance that the Company will be able to retain the services of such key personnel. The Company does not maintain any key person life insurance policies. Layoffs in recent years may impair the Company's ability to retain and recruit key personnel. The loss of additional key personnel or the inability to obtain additional key personnel could have a material adverse effect on the Company. The Company's Chief Financial Officer resigned effective January 4, 2003. The Company is in the process of recruiting a replacement.

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

DEPENDENCE ON OFFSHORE OPERATIONS

The Company utilizes subcontractors in India and may from time to time use subcontractors in other overseas locations to perform certain tasks such as data conversion and photogrammetric interpretation at lower costs than could be achieved in the United States. The ability of the Company to perform services under some existing contracts on a profitable basis is dependent upon the continued availability of its overseas subcontractors. For example, India has in the past experienced significant inflation, civil unrest and regional conflicts. Events or governmental actions that would impede or prohibit the operations of the Company's subcontractors could have a material adverse effect on the Company. The Company is in the third year of a five-year exclusive agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services. Under the agreement, the Company had provided certain assurances of production volume to InfoTech. ASI is not meeting these production volume commitments due to the weakened demand for services from its customer base.

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

EFFECT OF PREFERRED STOCK PROVISIONS

The Company's Articles of Incorporation allow the Board of Directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the 1.6 million shares of preferred stock that the Company has previously issued and any preferred stock that may be issued by the Company in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

VOLATILITY OF STOCK PRICE

The trading price and volume of the common stock has been and may continue to be subject to significant fluctuations in response to:

     - Actual or anticipated variations in the Company's quarterly operating results;
     - The introduction of new services or technologies by the Company or its competitors;
     - Changes in other conditions in the GIS industry or in the industries of any of the Company's customers;
     - Changes in governmental regulation, government spending levels or budgetary procedures;
     - Changes in the industry generally; or seasonal, general market or economic conditions.

The trading price of the common stock may vary without regard to the operating performance of the Company.

RISK OF LOSS OF NASDAQ LISTING

Our common stock is traded on the Nasdaq SmallCap Market. Under Nasdaq rules, if the aggregate market value of our publicly-held common stock falls below $1,000,000 for a period of 30 consecutive business days, Nasdaq may give notice to the Company of such deficiency. During the 90-day period following the Company's receipt of such notice, the aggregate market value of the Company's common stock must exceed $1,000,000 for a period of 10 consecutive business days during the 90-day compliance period in order for the Company's common stock to continue to be listed on the Nasdaq SmallCap Market. As of December 13, 2002, the aggregate market value of our publicly-held common stock has been below $1,000,000 for a period of 24 consecutive business days. If the Company were unable to meet the requirements described above, the Company's stock would be de-listed and would trade on the Over-The-Counter Bulletin Board. Any such de-listing could adversely affect the liquidity and price of our common stock. In addition, the Company is obligated to continue the listing of its common stock on the Nasdaq SmallCap Market pursuant to the Note and Warrant Purchase Agreement entered into with Tonga Partners, L.P., its controlling beneficial shareholder, and any breach of this obligation might result in the acceleration of the Company's obligations under the senior secured convertible note payable to Tonga Partners, L.P.

ITEM 2. PROPERTY.

The Company operates three offices in the United States. The Company leases facilities in Carmel, Indiana, San Antonio, Texas and Waukesha, Wisconsin.

ITEM 3. LITIGATION.

The Company was named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On September 21, 2001 the United States District Court of the Southern District of Indiana (the "Court") issued an Order and Final Judgment ratifying the settlement terms of this lawsuit against the Company and certain of its directors and former officers. The settlement, which was agreed to in principle on April 4, 2001, provided for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4 million, of which the Company contributed $100,000 of cash, and 125,600 shares of the Company's common stock for the class. The class consisted of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash was contributed by the Company's insurance company. The Company's cost of this settlement, excluding legal fees, was $748,000 based on the cash contribution and the value of the common shares on the date of the agreement in principle. This cost was included in the financial results of the Company in the fiscal quarter ended March 31, 2001. The settlement proceeds were distributed in fiscal 2002. Pursuant to the settlement, the litigation has been dismissed.

The Company and certain former directors had been named as defendants in an action that was filed on September 20, 2000 by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claimed that the Company violated the Colorado Wage Claim Act and breached contractual obligations. The suit also claimed that the Company has breached an obligation to indemnify Mr. Corder in connection with the securities lawsuit described in the preceding paragraph. On July 23, 2002, the Company entered into a Settlement Agreement and Mutual General Release to settle the lawsuit. The settlement provided for, among other things, the payment of approximately $200,000 to Mr. Corder by the Company and its insurance carrier, the mutual release of present or future actions, suits or claims, and a waiver by Mr. Corder to seek indemnification for any present or future actions, suits or claims arising out of his employment. Pursuant to the settlement, the litigation has been dismissed.

Two shareholders of the Company, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with the Company's acquisition of Cartotech, Inc., in June 1998. The four defendants have sent the Company written demands for indemnification. The Company has no further obligation to indemnify Mr. Corder as specified in the Settlement Agreement described above. The Company has put its insurance carrier on notice of these claims and has requested coverage. In response, the insurance carrier has reserved its rights to deny or limit coverage. On or about May 8, 2002, the Court issued an Order granting motions filed by Messrs. Corder and Sage to dismiss the Complaint for failure to state a claim and/or failure to join a necessary party as required by trial rules and case law. Plaintiffs filed an amended complaint and a motion for reconsideration of the Court's order of May 8, 2002, on or about May 31, 2002. Defendants have moved for dismissal of the amended complaint. The Court has these motions under consideration.

On June 26, 2002, The Epner Family Limited Partnership and the Braverman Limited Partnership ("Claimants") initiated arbitration proceedings against the Company. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of the Company. In the Statement of Claim they filed with the American Arbitration Association, Claimants allege that certain representations and warranties made by the Company in the Cartotech merger agreement were false because the financial condition of the Company allegedly was worse than depicted in its financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They allege that the restatement of the Company's financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. Claimants assert that the Company violated the Texas Securities Act and the Indiana Securities Act. They also allege that the Company breached warranties in the merger agreement. The Claimants seek "recission or damages" in the "principal amount" of "approximately $5,546,533," which allegedly is the net loss in value of the Company stock they received in the merger, and attorneys' fees. The Company has filed a response to the Claimants' Statement of Claim denying its material allegations and intends to vigorously assert defenses. The arbitration hearing is presently scheduled to occur in September, 2003.

Another former Cartotech shareholder, Albert Naumann, III (a former officer of
ASI) has threatened to bring claims against the Company. The Company intends to vigorously defend any such claims.

Robert Montgomery, a former officer of ASI, filed suit on July 19, 2002 in Marion County Superior Court, State of Indiana, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. The Company did not receive a copy of the complaint until October 24, 2002. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs, interest and attorneys' fees. The Company has responded to the lawsuit and denies all claims in the action. The parties have not yet begun discovery. Therefore, at this time we are unable to form a conclusion that an unfavorable outcome in this matter is either probable or remote.

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

The Company is also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

None.

                                    PART II.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

Since June 6, 2002 our common stock has traded on the NASDAQ SmallCap Market under the symbol "ANLT." Prior to that date, our common stock traded on the NASDAQ National Market under the same symbol. As of December 10, 2002, we had 1,753 holders of record. The following table sets forth the high and low bid prices for our common stock as reported on NASDAQ for the period we were quoted on the NASDAQ SmallCap Market and the high and low sale prices for the period we were quoted on the NASDAQ National Market System. Prices have been adjusted to reflect the one-for-ten reverse split effective October 2, 2002.

Year Ended September 30, 2002                        High               Low
-----------------------------                       ------             -----

First quarter                                        $ 6.70            $2.80
Second quarter                                        14.00             3.70
Third quarter                                          4.30             2.00
Fourth quarter                                         4.00             1.60

Year Ended September 30, 2001

First quarter                                         23.13             2.50
Second quarter                                        23.75             3.75
Third quarter                                         22.00             3.80
Fourth quarter                                        14.80             5.10

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On April 2, 2002, we issued a senior secured convertible promissory note to Tonga Partners, L.P. in the original principal amount of $2,000,000. As part of the same transaction, we issued to Tonga warrants to purchase 500,000 shares of our Common Stock. The sale and issuance of such securities were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. In connection with the transaction, Tonga Partners, L.P. established to our satisfaction that it is an accredited investor.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data as of and for the years ended September 30, 2002, 2001, 2000, 1999 and 1998 are derived from the consolidated financial statements of the Company which have been audited by KPMG LLP, independent auditors. The Company's historical consolidated financial statements as of September 30, 2002 and 2001 and for the years ended September 30, 2002, 2001 and 2000 are contained elsewhere in this Report. The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and with Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. (Amounts in thousands, except for per share data.)

                                                      2002            2001(2)        2000          1999            1998(1)
                                                   ----------       ----------    ----------    ----------       ----------
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:

Revenues                                           $   19,072           40,941        60,085       103,254           88,155

Cost and expenses:
   Salaries, wages and benefits                        13,081           25,003        44,027        57,571           42,953
   Subcontractor costs                                  3,617            8,293        14,476        15,628           11,961
   Other general and administrative                     5,669           12,528        19,031        18,112           14,964
   Depreciation and amortization                          915            2,849         5,107         5,661            3,860
   Impairment of goodwill                                  --               --        16,513            --               --
   Gain on sale of assets                                  --           (3,542)           --        (1,084)              --
                                                   ----------       ----------    ----------    ----------       ----------
                                                       23,282           45,131        99,154        95,888           73,738
                                                   ----------       ----------    ----------    ----------       ----------
Earnings (loss) from operations                        (4,210)          (4,190)      (39,069)        7,366           14,417

Other income (expenses), net                             (130)          (3,067)       (2,595)       (2,523)          (2,292)
                                                   ----------       ----------    ----------    ----------       ----------

Earnings (loss) before income taxes and
   extraordinary item                                  (4,340)          (7,257)      (41,664)        4,843           12,125

Income taxes (benefit)                                 (1,240)           2,781        (3,294)        2,053            4,894
                                                   ----------       ----------    ----------    ----------       ----------

Earnings (loss) before extraordinary
   item and cumulative effect of a change
   in accounting principle                             (3,100)         (10,038)      (38,370)        2,790            7,231

Extraordinary gain (loss) on extinguishment of
   debt, net of tax                                    11,708              300          (209)           --               --

Cumulative effect of a change in accounting
   principle                                           (3,557)              --            --            --               --
                                                   ----------       ----------    ----------    ----------       ----------

Net earnings (loss)                                     5,051           (9,738)      (38,579)        2,790            7,231

Accretion of discount and dividends on
   preferred shares                                      (560)              --            --            --               --
                                                   ----------       ----------    ----------    ----------       ----------

Net earnings available to common shareholders ..   $    4,491           (9,738)      (38,579)        2,790            7,231
                                                   ==========       ==========    ==========    ==========       ==========

Basic earnings (loss) per share(3)                 $     6.14           (13.95)       (55.43)         4.08            11.39
                                                   ==========       ==========    ==========    ==========       ==========
Diluted earnings (loss) per share(3)               $     6.14           (13.95)       (55.43)         3.89            10.60
                                                   ==========       ==========    ==========    ==========       ==========

Weighted average common shares outstanding:(3)
   Basic                                                  731              698           696           683              635
   Diluted                                                731              698           696           718              682

CONSOLIDATED BALANCE SHEET DATA:

Working capital                                    $    9,710           (2,748)        7,073        40,029           40,986

Total assets                                       $   15,503           23,819        50,262        89,242           94,540

Long-term debt, less current portion               $    1,960              200         5,952        20,339           29,920

Redeemable preferred stock                         $      800               --            --            --               --

Total stockholders' equity                         $    7,796            2,204        12,070        50,663           44,463

----------
(1) In June 1998, the Company acquired Cartotech for $8.1 million in cash and 35,417 shares of restricted Common Stock valued at $8.3 million.

(2) In April 2001, the Company sold substantially all of the assets of the Colorado Springs, Colorado-based mapping office for an aggregate sales price of $10.1 million, including cash proceeds of $8.6 million and the assumption by the buyer of $1.5 million of certain liabilities.

(3) Information for all five years reflects the one-for-ten reverse stock split effective October 2, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-K, or in the documents incorporated by reference into this Form 10-K, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements in " Business - Overview and - Risk Factors" and statements relating to competition, management of growth, the Company's strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this Form 10-K, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the resolution or outcome of the lawsuits described in "Litigation" above, the effect of changes in management in the Company and the ability to retain qualified individuals to serve in key management positions, and those discussed below, in " Business-- Risk Factors," and elsewhere in this Form 10-K.

OVERVIEW

The Company, founded in 1981, is a provider of data conversion and digital mapping services to users of customized geographic information systems.

The Company experiences yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period. The Company utilizes InfoTech Enterprises Ltd., an India-based company, for a significant percentage of its offshore production services.

Backlog increases when new contracts are signed and decreases as revenues are recognized. Changes in macroeconomic and industry market conditions were first encountered in fiscal 2000 and have continued through fiscal 2002. These changes have resulted in a reduction of timely order flow to the Company. At September 30, 2002, backlog was $19.5 million as compared with $22.5 million at September 30, 2001. Management believes these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, the Company's adverse financial results for fiscal years 2000 and 2001 and increased competition from companies with offshore operations.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION. The Company recognizes revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. The cost estimation process requires substantial judgements. The duration of the contracts and the technical challenges included in certain contracts affect the Company's ability to estimate costs precisely. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of the Company's contracts. This percentage is then multiplied by the contract's total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs. The Company recognizes losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

VALUATION OF ACCOUNTS RECEIVABLE. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management routinely assesses the financial condition of the Company's customers and the markets in which these customers participate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

LITIGATION. The Company is subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and its legal counsel. When estimates of the Company's exposure for claims or pending or threatened litigation matters meet the criteria of SFAS 5, amounts are recorded as charges to net earnings. The ultimate resolution of any exposure to the Company may change as further facts and circumstances become known.

INCOME TAXES. The year 2002 was the first year out of the last three in which we have reported net income (and taxable income). These prior year losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $16.7 million as of September 30, 2002.

Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to our recent history of unprofitable operations and to the continuing uncertainties surrounding our future operations as discussed above, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 40% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

IMPAIRMENT OF GOODWILL. Long-lived assets, goodwill and other intangibles are evaluated for impairment when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows to be generated by those assets are less than their carrying value. If the undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. The determination of undiscounted cash flows is based on the businesses' strategic plans and long-range planning forecasts. The Company has written off all remaining goodwill in 2002.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years ended September 30, 2002, 2001 and 2000, selected consolidated statement of operations data expressed as a percentage of sales:

PERCENTAGE OF SALES:                                              2002           2001           2000
-------------------                                            ----------     ----------     ----------

Revenues                                                            100.0%         100.0%         100.0%
Costs and expenses:
   Salaries, wages and benefits                                      68.6           61.1           73.2
   Subcontractor costs                                               19.0           20.2           24.1
   Other general and administrative                                  28.9           25.8           23.7
   Bad debts                                                          0.3            4.3            3.8
   Depreciation and amortization                                      4.8            7.0            8.5
   Impairment of goodwill                                              --             --           27.5
   Severance and related costs                                        0.5            0.5            4.2
   Gain on sale of assets                                              --           (8.7)            --
                                                               ----------     ----------     ----------
Earnings (loss) from operations                                     (22.1)         (10.2)         (65.0)
Other income (expense), net                                          (0.7)          (7.5)          (4.3)
                                                               ----------     ----------     ----------
Earnings (loss) before income taxes, extraordinary item and
   cumulative effect of a change in accounting principle            (22.8)         (17.7)         (69.3)
Income taxes (benefit)                                               (6.5)           6.8           (5.5)
                                                               ----------     ----------     ----------
Net earnings (loss) before extraordinary item and cumulative
   effect of a change in accounting principle                       (16.3)         (24.5)         (63.8)
Extraordinary gain (loss)                                            61.4            0.7           (0.4)
Cumulative effect of a change in accounting principle               (18.6)            --             --
                                                               ----------     ----------     ----------
Net earnings (loss)                                                  26.5%         (23.8)%        (64.2)%
                                                               ==========     ==========     ==========

FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES. The Company's revenues are recognized as services are performed. Revenues recorded in a period are reported net of adjustments to reflect changes in estimated profitability of each project. Revenues decreased 53.4% or $21.9 million to $19.1 million for fiscal 2002 from $40.9 million for fiscal 2001. This decrease was primarily due to a decline in the number and size of customer contracts and the sale of the Colorado office and by downward adjustments in the anticipated profitability of existing contracts. As required by percentage-of-completion accounting guidelines, the revenue impact of these changes in accounting estimates is recorded in the current period.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and benefits decreased 47.7% to $13.1 million for fiscal 2002 from $25.0 million for fiscal 2001. This decrease was primarily due to across-the-board staff reductions and the sale of the Colorado office. As a percentage of revenues, salaries, wages and benefits increased to 68.6% for fiscal 2002 from 61.1% for fiscal 2001.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 56.4% to $3.6 million for fiscal 2002 from $8.3 million for fiscal 2001. This decrease was due to a decreased number of contracts, completing backlog that utilized subcontractor labor and the sale of the Colorado office. Subcontractor costs decreased as a percentage of revenues to 19.0% for fiscal 2002 from 20.2% for fiscal 2001.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 47.9% to $5.5 million for fiscal 2002 from $10.6 million for fiscal 2001. The decrease was primarily attributable to decreases in travel, supplies and certain professional services expenses, which varied with the general decrease in personnel at the Company in fiscal 2002. As a percentage of revenues, other general and administrative costs increased to 28.9% for fiscal 2002 from 25.8% for fiscal 2001.

BAD DEBTS. The Company records losses, or the anticipation of losses, arising from its investment in accounts receivable and revenues in excess of billings in the period in which the possibility of loss is identified. Bad debts were $68,000 in fiscal 2002 versus $1.7 million in fiscal 2001. Bad debt expense in fiscal 2001 related primarily to the write-down of a receivable on a terminated contract.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in 2001 consists primarily of amortization of goodwill incurred in connection with the Company's acquisitions, as well as depreciation of certain of the Company's operating assets. For fiscal 2002, goodwill amortization was discontinued due to the change in accounting principle to apply the provisions of SFAS 142. (See discussion on the cumulative effect of a change in accounting principle below.) For fiscal 2002, depreciation decreased $1.6 million to $915,000 from $2.5 million for 2001 due to equipment becoming fully depreciated, the sale of the Colorado office, and the consolidation from four production centers to two. As a percentage of revenues, depreciation and amortization was 4.8% for fiscal 2002 and 7.0% for fiscal 2001.

SEVERANCE AND RELATED COSTS. The Company incurred severance expense of $97,000 in fiscal 2002 and $230,000 in fiscal 2001. These costs represented 0.5% of revenues in both fiscal 2002 and fiscal 2001.

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

OTHER EXPENSE, NET. Other expense, net is primarily comprised of net interest. Interest expense decreased to $277,000 for fiscal 2002 from $1.9 million in fiscal year 2001. This decrease was primarily due to reduced debt outstanding and lower interest rates in fiscal 2002. Most of the interest expense in fiscal 2002 is non-cash in nature as it relates to accretion of discount or payment is deferred.

INCOME TAX BENEFIT. The Company has recorded income tax benefit of $1.2 million in fiscal 2002 as a result of a recent change in federal tax regulations. New regulations allowed the Company to claim a refund of taxes paid in prior years by increasing the carryback period of its federal net operating loss generated in fiscal year 2001 from two years to five years. The Company continues to project zero tax expense for fiscal 2002, excluding the benefit from this change in tax law. Also, as a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no additional income tax benefit has been recognized for fiscal 2002. In fiscal 2001, tax expense of $2.8 million was recognized to reflect the uncertainty that sufficient taxable income could be recognized to realize the deferred tax asset.

EXTRAORDINARY GAIN (LOSS) ON EXTINGUISHMENT OF DEBT, NET OF TAX. The Company recognized an extraordinary gain of $11.7 million in fiscal 2002. Such gain is a result of the debt forgiveness related to a $1.95 million cash payment, the issuance of a $175,000 unsecured promissory note and the issuance of non-convertible preferred stock with an original fair value of $300,000 to fully retire debt of $14.1 million. This gain reflects net tax of $0 due to the Company's estimated effective tax rate for the year. The extraordinary gain of $300,000 in fiscal 2001 represents the debt forgiveness related to a $100,000 debt payment under the Company's debt agreement in effect at September 30, 2001.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The Company elected early adoption of FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets, as of October 1, 2001. The Company has determined that goodwill has been impaired under the provisions of FASB 142 and has recognized a loss of $3.6 million as the cumulative effect of this change in accounting principle during fiscal 2002.

NET EARNINGS (LOSS). Net earnings of $5.1 million in fiscal 2002 is a $14.8 million improvement over the $9.7 million net loss in fiscal 2001. As discussed above, non-operational items accounted for the variance.

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

SEVERANCE AND RELATED COSTS. The Company incurred severance expense of $230,000 in fiscal 2001 and other severance, legal, accounting and consulting expenses of $2.5 million associated with officer resignations and business improvement initiatives in fiscal 2000. These costs represented 0.5% and 4.2% of revenues in fiscal 2001 and fiscal 2000, respectively.

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

NET EARNINGS (LOSS). Net loss of $9.7 million in fiscal 2001 is a $28.9 million improvement over the $38.6 million net loss in fiscal 2000. As discussed above, significant non-recurring events and improved operational results contributed to the variance.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal source of liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. Though the Company did not have a working capital line-of-credit as of September 30, 2002, other borrowings consisted of a $1.8 million senior secured convertible note and a $175,000 unsecured promissory note.

The $175,000 unsecured promissory note matures on March 31, 2003 and bears interest at prime rate plus one percent (5.75% at September 30, 2002). The $1.8 million senior secured convertible note, which has a face value of $2.0 million maturing April 2, 2005, bears interest at an annual rate of five percent, but interest is not payable until maturity. The senior secured convertible note may be converted to Common Stock as described below.

The senior secured convertible note is convertible at any time into common stock of the Company at a price equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date of April 2, 2002 (calculated to be $4.69), and (iii) 90% of the average closing bid prices for the 3 trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $4.00 per share, ASI would issue 500,000 shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of the Company. All amounts and prices have been adjusted to reflect the one-for-ten reverse split of common stock that became effective October 2, 2002.

The holder of the senior secured convertible note (Holder) also received warrants to purchase an additional 500,000 shares of Common Stock (subject to adjustment). One whole warrant entitles the Holder to acquire an additional share of Common Stock at an exercise price equal to 115% of the conversion price of the note. Assuming an exercise price of $4.60 per share (115% of $4.00), the aggregate exercise price for the warrants would be $2.3 million for the issuance of 500,000 shares of Common Stock, but the shares issuable upon conversion of the note and exercise of warrants are to be no less than 55% of the outstanding Common Stock (unless the Holder exercises the warrants in a cashless exercise where the Holder uses the value of some of the warrants to pay the exercise price for other warrants).

If at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if ASI issues shares of Common Stock at a price of less than $4.00 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase.

ASI is required to register the shares underlying the note and warrants. Also, ASI is generally restricted from issuing additional equity securities without the Holder's consent, and the Holder has a right of first refusal as to certain subsequent financings. In addition, the Company is obligated to continue the listing of its common stock on the Nasdaq SmallCap Market pursuant to the Note and Warrant Purchase Agreement entered into with Tonga Partners, L.P., its controlling beneficial shareholder, and any breach of this obligation might result in the acceleration of the Company's obligations under the senior secured convertible note payable to Tonga Partners, L.P.

As part of the transaction, the Holder was granted the opportunity to appoint a majority of ASI's board of directors and, as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI.

On December 28, 2001, the Company issued 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. The Company is entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. As of the date of this Report, we have not redeemed the shares. The agreement calls for a mandatory payment of $800,000 by the third anniversary. The preferred stock earns a dividend at the annual rate of 5.00% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2002, the Company experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and does not currently have any external financing in place to support operating cash flow requirements. The Company's revenues and backlog have also decreased substantially during the same period. The Company's senior secured convertible note also has certain immediate call provisions that are outside the Company's control, which if triggered and exercised, would make it difficult for the Company to meet these debt payments. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

To address the potential going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position the Company for profitable operations. Financial steps included restructuring the Company's bank debt through the issuance of preferred stock and convertible debt, subsequent collection of the federal income tax refund and sale of non-core assets. Operational steps included the consolidation of production services to two solution centers, reduction of corporate and non-core spending activities, outsourcing certain components of projects and deploying a new sales and marketing team.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. However, management believes that its turnaround efforts, if successful, will improve operations and generate sufficient cash to meet its obligations in a timely manner.

In the absence of a line of credit and limitations on securing additional debt, the Company depends on internal cash flow to sustain operations. Internal cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in internal cash flow are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting:

     - "Accounts receivable" is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing.
     - "Revenues in excess of billings" occur when the Company has performed under a contract even though a billing event has not been triggered.
     - "Billings in excess of revenues" occur when the Company receives an advance or deposit against work yet to be performed.

These accounts, which represent a significant investment by ASI in its business, affect the Company's cash flow as projects are signed, performed, billed and collected. At September 30, 2002, the Company had multiple contracts with three customers that represented 72% (43%, 17% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. At September 30, 2001, these customers represented 44% (18%, 14% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones. The Company anticipates that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

The Company's operating activities provided positive cash flow of $2.3 million in fiscal 2002, $0.3 million in fiscal 2001 and breakeven in fiscal 2000. Contract-related accounts described in the previous paragraph declined $6.0 million, $8.7 million and $15.0 million in fiscal 2002, 2001 and 2000, respectively. A significant portion of this decline in 2000 resulted from contract cost-to-complete adjustments, which reduced revenues in excess of billing without providing cash flow. Accounts payable and accrued expenses decreased $2.0 million in fiscal 2002, $3.5 million in fiscal 2001 and increased $1.8 million in fiscal 2000. The decrease in fiscal 2001 reflects the Company's reduced size of operations, in part due to the sale of its Colorado Springs, Colorado office.

Cash provided by investing activities principally consisted of proceeds from sales of assets, offset by the purchases of equipment and leasehold improvements. In fiscal year 2001, the Company enhanced cash flow by $8.6 million from the sale of assets, primarily from the sale of Colorado assets. The Company purchased equipment and leasehold improvements totaling $0.4 million, $0.4 million and $1.7 million in 2002, 2001 and 2000, respectively.

Cash used by financing activities for fiscal years 2002, 2001 and 2000 was $0.5 million, $10.1 million and $2.1 million, respectively. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used in operations and the purchase of equipment and leasehold improvements. The Company reduced debt by $6.0 million with proceeds from the sale of its Colorado Springs, Colorado office in fiscal 2001.

QUARTERLY FINANCIAL INFORMATION

Selected quarterly financial data for the years ended September 30, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                         FIRST        SECOND         THIRD         FOURTH     FISCAL YEAR
                                        QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                                       ----------    ----------    ----------    ----------   -----------
2002
Revenues                               $    5,635    $    4,968    $    4,304    $    4,165    $   19,072
Earnings (loss) before income taxes,
  extraordinary item and cumulative
  effect of a change in accounting
  principle                                (1,979)         (984)         (458)         (919)       (4,340)
Net earnings (loss) available to
  common shareholders                       4,047           156         1,447        (1,159)        4,491

Net earnings (loss) per share
  Basic                                      5.80          0.20          2.00         (1.52)         6.14
  Diluted                                    5.80          0.20          2.00         (1.52)         6.14

2001
Revenues                               $   14,741    $   11,849    $    7,751    $    6,600    $   40,941
Earnings (loss) before income taxes
  and extraordinary item                     (735)       (4,257)          842        (3,107)       (7,257)
Net earnings (loss) available to
  common shareholders                        (735)       (4,257)          842        (5,588)       (9,738)

Net earnings (loss) per share
  Basic                                     (1.10)        (6.10)         1.20         (7.95)       (13.95)
  Diluted                                   (1.10)        (6.10)         1.20         (7.95)       (13.95)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations". SFAS 141 is effective for all business combinations completed after June 30, 2001. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques is used for speculative or trading purposes and the amounts involved are not considered material. Short-term interest rate changes would have little impact on the Company's interest expense due to its lack of any material variable interest rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Analytical Surveys, Inc.:

We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(d) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 14 to the consolidated financial statements, the Company has suffered significant operating losses in 2002 and 2001 and does not currently have any external financing in place to fund working capital and debt requirements, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP
Indianapolis, Indiana
December 6, 2002

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 2002 and 2001
                                 (In thousands)

                                                                2002          2001
                                                             ----------    ----------
                           ASSETS                                  2002          2001
Current assets:
     Cash and cash equivalents                               $    3,114         1,351
     Accounts receivable, net of allowance for doubtful
         accounts of $479 and $2,070                              2,444         6,110
     Revenue earned in excess of billings                         8,915        10,567
     Prepaid expenses and other                                     184           639
                                                             ----------    ----------

         Total current assets                                    14,657        18,667
                                                             ----------    ----------

Equipment and leasehold improvements:
     Equipment                                                    6,296         7,202
     Furniture and fixtures                                         484           594
     Leasehold improvements                                         267           429
                                                             ----------    ----------
                                                                  7,047         8,225
     Less accumulated depreciation and amortization              (6,201)       (6,750)
                                                             ----------    ----------
         Net equipment and leasehold improvements                   846         1,475
                                                             ----------    ----------

Goodwill, net of accumulated amortization of $5,216                  --         3,557
Investment securities                                                --           120
                                                             ----------    ----------

         Total assets                                            15,503        23,819
                                                             ==========    ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line-of-credit                                                  --         4,400
     Current portion of long-term debt                              270        10,366
     Billings in excess of revenue earned                           887           244
     Accounts payable and other accrued liabilities               2,214         4,445
     Accrued payroll and related benefits                         1,576         1,960
                                                             ----------    ----------
         Total current liabilities                                4,947        21,415

Long-term debt, less current portion                              1,960           200
                                                             ----------    ----------

         Total liabilities                                        6,907        21,615
                                                             ----------    ----------

Redeemable preferred stock; no par value. Authorized
     2,500 shares; 1,600 shares issued and outstanding
     at September 30, 2002 (liquidation value $1,600)               800            --
                                                             ----------    ----------

Stockholders' equity:
     Common stock, no par value. Authorized 10,000 shares;
         issued and outstanding 824 and 698 shares               33,039        32,191
     Accumulated other comprehensive loss                            --          (253)
     Accumulated deficit                                        (25,243)      (29,734)
                                                             ----------    ----------
         Total stockholders' equity                               7,796         2,204
                                                             ----------    ----------

Commitments and contingencies

         Total liabilities and stockholders' equity          $   15,503        23,819
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended September 30, 2002, 2001 and 2000
                    (In thousands, except per share amounts)

                                                                       2002          2001          2000
                                                                    ----------    ----------    ----------

Revenues                                                            $   19,072        40,941        60,085
                                                                    ----------    ----------    ----------

Costs and expenses:
     Salaries, wages and benefits                                       13,081        25,003        44,027
     Subcontractor costs                                                 3,617         8,293        14,476
     Other general and administrative                                    5,504        10,558        14,231
     Bad debts                                                              68         1,740         2,268
     Depreciation and amortization                                         915         2,849         5,107
     Impairment of goodwill                                                 --            --        16,513
     Severance and related costs                                            97           230         2,532
     Gain on sale of assets                                                 --        (3,542)           --
                                                                    ----------    ----------    ----------
                                                                        23,282        45,131        99,154
                                                                    ----------    ----------    ----------

         Loss from operations                                           (4,210)       (4,190)      (39,069)
                                                                    ----------    ----------    ----------

Other income (expense):

     Interest expense, net                                                (277)       (1,916)       (2,391)
     Litigation settlement costs                                            --          (748)           --
     Other, net                                                            147          (403)         (204)
                                                                    ----------    ----------    ----------
                                                                          (130)       (3,067)       (2,595)
                                                                    ----------    ----------    ----------

         Loss before income taxes                                       (4,340)       (7,257)      (41,664)


Income tax expense (benefit)                                            (1,240)        2,781        (3,294)
                                                                    ----------    ----------    ----------

         Loss before extraordinary item and cumulative
         effect of a change in accounting principle                     (3,100)      (10,038)      (38,370)

Extraordinary gain (loss) on extinguishment of debt, net of tax         11,708           300          (209)

Cumulative effect of a change in accounting principle                   (3,557)           --            --
                                                                    ----------    ----------    ----------

         Net earnings (loss)                                             5,051        (9,738)      (38,579)

Accretion of discount and dividends on preferred shares                   (560)           --            --
                                                                    ----------    ----------    ----------

         Net earnings (loss) available to common shareholders       $    4,491        (9,738)      (38,579)
                                                                    ==========    ==========    ==========

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

                  Consolidated Statements of Operations (cont.)

                 Years ended September 30, 2002, 2001, and 2000
                  (In thousands, except for per share amounts)

                                                                    2002          2001          2000
                                                                 ----------    ----------    ----------
Basic earnings (loss) per common share:
         Earnings (loss) available to common shareholders
            before extraordinary item and cumulative effect of
            a change in accounting principle                     $    (5.01)       (14.38)       (55.13)
         Extraordinary item                                           16.02           .43          (.30)
         Cumulative effect of a change in accounting principle        (4.87)           --            --
                                                                 ----------    ----------    ----------

         Net earnings (loss) available to common shareholders    $     6.14        (13.95)       (55.43)
                                                                 ==========    ==========    ==========

Diluted earnings (loss) per common share:
         Earnings (loss) available to common shareholders
            before extraordinary item and cumulative effect of
            a change in accounting principle                     $    (5.01)       (14.38)       (55.13)
         Extraordinary item                                           16.02           .43          (.30)
         Cumulative effect of a change in accounting principle        (4.87)           --            --
                                                                 ----------    ----------    ----------

         Net earnings (loss) available to common shareholders    $     6.14        (13.95)       (55.43)
                                                                 ==========    ==========    ==========

Weighted average common shares:
         Basic and diluted                                              731           698           696
                                                                 ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                  Years ended September 30, 2002, 2001 and 2000
                                 (In thousands)

                                                                                        ACCUMULATED
                                                     COMMON STOCK                          OTHER
                                                ------------------------    RETAINED   COMPREHENSIVE
                                                  SHARES        AMOUNT      EARNINGS        LOSS          TOTAL
                                                ----------    ----------   ----------  -------------   ----------

Balances at October  1, 1999                           694    $   32,080       18,583            --        50,663
Net loss                                                --            --      (38,579)           --       (38,579)
Unrealized change in investment
     securities, net of tax                             --            --           --          (119)         (119)
                                                                                                       ----------
Comprehensive loss                                                                                        (38,698)
Exercise of stock options                                3            68           --            --            68
Tax benefit relating to exercise of stock
     options                                            --            37           --            --            37
                                                ----------    ----------   ----------    ----------    ----------

Balances at September 30, 2000                         697        32,185      (19,996)         (119)       12,070
Net loss                                                --            --       (9,738)           --        (9,738)
Unrealized change in investment
     securities, net of tax                             --            --           --          (134)         (134)
                                                                                                       ----------
Comprehensive loss                                                                                         (9,872)
Exercise of stock options                                1             6           --            --             6
                                                ----------    ----------   ----------    ----------    ----------

Balances at September 30, 2001                         698        32,191      (29,734)         (253)        2,204

Net earnings                                            --            --        5,051            --         5,051
Realized change in investment securities, net
      of reclassification adjustment of $168,
      net of income taxes of $0                         --            --           --           253           253
                                                                                                       ----------
Comprehensive earnings                                                                                      5,304
Issuance of common shares in litigation
      settlement                                       126           648           --            --           648

Accretion of discount and dividends on
      preferred shares                                  --            --         (560)           --          (560)

Issuance of warrants in connection with
      convertible debt                                  --           200           --            --           200
                                                ----------    ----------   ----------    ----------    ----------

Balances at September 30, 2002                         824    $   33,039      (25,243)           --         7,796
                                                ==========    ==========   ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Years ended September 30, 2002, 2001, and 2000
                                 (In thousands)

                                                                            2002          2001          2000
                                                                         ----------    ----------    ----------
Cash flows from operating activities:
     Net earnings (loss)                                                 $    5,051        (9,738)      (38,579)
     Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities:
              Gain on sale of assets                                             --        (3,542)           --
              Depreciation and amortization                                     914         2,849         5,107
              Extraordinary (gain) loss on extinguishment of debt           (11,708)         (300)          209
              Cumulative effect of a change in accounting principle           3,557            --            --
              Loss on sale of equipment                                          70           416            --
              Deferred income taxes                                              --         2,486        (1,408)
              Tax benefit relating to exercise of stock options                  --            --            37
              Impairment of goodwill                                             --            --        16,513
              Changes in operating assets and liabilities:
                  Accounts receivable, net                                    3,666         5,091         2,234
                  Revenue earned in excess of billings                        1,652         4,826        12,880
                  Income taxes refundable or payable                             --         3,125           940
                  Prepaid expenses and other                                    455          (150)          418
                  Billings in excess of revenue earned                          643        (1,181)         (158)
                  Accounts payable and other accrued liabilities             (1,643)       (2,524)       (2,770)
                  Accrued payroll and related benefits                         (384)       (1,009)         (961)
                                                                         ----------    ----------    ----------
                      Net cash provided by operating activities               2,273           349             2
                                                                         ----------    ----------    ----------

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                          (434)         (376)       (1,697)
     Cash proceeds from sale of Colorado assets                                  --         8,603            --
     Cash proceeds from sale of assets                                          452            75            --
                                                                         ----------    ----------    ----------
                      Net cash provided (used) by investing activities           18         8,302        (1,697)
                                                                         ----------    ----------    ----------

Cash flows from financing activities:
     Net borrowings (payments) under lines-of-credit                             --        (1,490)        5,890
     Principal payments on long-term debt                                    (2,528)       (8,641)       (8,097)
     Proceeds from issuance of senior secured convertible debt                2,000            --            --
     Proceeds from exercise of stock options                                     --             6            68
                                                                         ----------    ----------    ----------
                      Net cash (used) by financing activities                  (528)      (10,125)       (2,139)
                                                                         ----------    ----------    ----------

                      Net increase (decrease) in cash                         1,763        (1,474)       (3,834)

Cash and cash equivalents at beginning of year                                1,351         2,825         6,659
                                                                         ----------    ----------    ----------

Cash and cash equivalents at end of year                                 $    3,114         1,351         2,825
                                                                         ==========    ==========    ==========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                              $      249         2,066         2,391
                                                                         ==========    ==========    ==========
     Refund of income taxes                                              $    1,255         2,831         2,845
                                                                         ==========    ==========    ==========
     Issuance of preferred stock to retire debt                          $      300            --            --
                                                                         ==========    ==========    ==========
     Issuance of common stock in litigation settlement                   $      648            --            --
                                                                         ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


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

     (c)  REVENUE AND COST RECOGNITION
          Contract revenues are recognized using the percentage of completion method based on the cost-to-cost method, whereby the percentage complete is based on costs incurred in relation to total estimated costs to be incurred. Costs associated with obtaining contracts are expensed as incurred. The Company generally does not combine or segment contracts for purposes of recognizing revenue.

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

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     (d)  GOODWILL IMPAIRMENT
          The Company has elected early adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of this election, the Company tested the carrying value of its goodwill for impairment under the provisions of FASB No. 142 as of October 1, 2001. The Company determined the goodwill recorded at October 1, 2001 was primarily associated with indefinite lived intangible assets resulting from the acquisitions in its Utilities Division. The Company used the quoted market value of its stock on October 1, 2001 at a discounted value to reflect the lack of float in available shares and the going-concern issues at that date to determine the fair value of the Company as a whole. The fair value of the reporting units (i.e. individual offices) in the Utilities Division was determined by allocating the fair value of the Company by each reporting unit's respective portion of the Company's contract assets (i.e. accounts receivables and revenue in excess of billings). The fair value of each reporting unit was then compared to the net assets of the respective reporting unit (including allocated corporate net assets) to determine if reporting unit level goodwill was impaired. The Company determined that impairment had occurred in each of the respective reporting units and that an impairment loss of $3.6 million should be reflected as a cumulative effect of a change in accounting principle at October 1, 2001. The impact of goodwill amortization and impairment on net earnings available to common shareholders in prior years is presented below:

TWELVE MONTHS ENDED SEPTEMBER 30:                        2001            2000
                                                     ------------    ------------
(In thousands except for per share amounts)

Net earnings available to common shareholders        $     (9,738)        (38,579)
   Add back:  Goodwill amortization and impairment            306          18,211
                                                     ------------    ------------
Adjusted net earnings available to common
   shareholders                                      $     (9,432)        (20,368)
                                                     ============    ============
Basic and dilutive earnings per common share:
Net earnings available to common shareholders        $     (13.95)         (55.43)
   Goodwill amortization                                     0.44           26.17
                                                     ------------    ------------
Adjusted net earnings available to common
   shareholders                                      $     (13.51)         (29.26)
                                                     ============    ============


          The Company recorded an impairment loss of $16.5 million for the year ended September 30, 2000 in accordance with its previous accounting policy.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


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

          Potential dilutive common shares under the warrant agreement and stock option plans were not included in the calculation of diluted earnings per share as these shares were antidilutive. In addition, the conversion of 1,128,000 shares under the senior convertible debt agreement were antidilutive and were excluded from the calculation of diluted earnings per share a result of the loss before extraordinary item and cumulative effect of a change in accounting principle in the current year.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     (j)  REVERSE STOCK SPLIT
          All shares and per share amounts have been adjusted to reflect the Company's one-for-ten reverse stock split effected in October 2002.

     (k)  FINANCIAL INSTRUMENTS
          The carrying amounts of financial instruments are estimated to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates and short-term maturities of these instruments.

     (l)  OPERATING CYCLE
          In accordance with industry practice, the Company includes in current assets and liabilities amounts relating to long-term contracts which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(2)  SALE OF SUBSIDIARIES AND SALE OF COLORADO ASSETS

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

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


                                                    2001           2000
Twelve months ended September 30:               (Pro Forma)    (Pro Forma)
                                                -----------    ----------

Revenues                                         $   32,567        48,000
Net loss                                         $  (14,162)      (34,718)
Weighted average shares outstanding:
         Basic and diluted                              698           696

Net loss per common share:
         Basic and diluted                       $   (20.29)       (49.88)

(3) ACCOUNTS RECEIVABLE, REVENUE EARNED IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF REVENUE EARNED

     At September 30, 2002, the estimated period to complete contracts in process ranges from one month to thirty-six months, and the Company expects to collect substantially all related accounts receivable and revenue earned in excess of billings within two years. Reserves on revenues earned in excess of billings total $100,000 and $478,000 for the years ended September 30, 2002 and 2001, respectively, which are netted with revenues earned in excess of billings. In fiscal 2002, $878,000 in reserves was written off against revenue earned in excess of billings and $500,000 in new reserves were established. During 2001, $549,000 in reserves was written off against revenue earned in excess of billings, $700,000 was transferred to accounts receivable reserves and new reserves of $100,000 were established.

     The following summarizes contracts in process at September 30 (in thousands):

                                                   2002            2001
                                               ------------    ------------
Costs incurred on uncompleted contracts        $     15,183          31,107
Estimated earnings                                   10,495           8,137
                                               ------------    ------------
                                                     25,678          39,244
Less billings to date                               (17,650)        (28,921)
                                               ------------    ------------
                                               $      8,028          10,323
                                               ============    ============
Included in the accompanying consolidated
  balance sheets as follows:
     Revenue earned in excess of billings      $      8,915          10,567
     Billings in excess of revenue earned              (887)           (244)
                                               ------------    ------------
                                               $      8,028          10,323
                                               ============    ============

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


(4)  DEBT

     The line-of-credit, note payable and capital lease obligation represent the three components of a debt facility with the Company's senior lenders and are summarized as follows (in thousands).

SHORT-TERM DEBT                          2002            2001
                                     ------------    ------------

Line-of-credit                       $         --           4,400
                                     ============    ============

LONG-TERM DEBT
Note payable                         $        175           9,733
Senior secured convertible note             1,833              --
Capital lease obligation                       27             596
Other                                         195             237
                                     ------------    ------------
                                            2,230          10,566
Less current portion                         (270)        (10,366)
                                     ------------    ------------
                                     $      1,960             200
                                     ============    ============

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

     The $175,000 unsecured promissory note matures on March 31, 2003 and bears interest at prime rate plus one percent (5.75% at September 30, 2002). The senior secured convertible note matures April 2, 2005, bears interest at an annual rate of five percent, but interest is not payable until maturity or may be converted to Common Stock as described below.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     The senior secured convertible note has a face value of $2.0 million and is convertible at any time into common stock of ASI (Common Stock) at a price equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date (calculated to be $4.69), and (iii) 90% of the average closing bid prices for the 3 trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $4.00 per share, ASI would issue 500,000 shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of ASI.

     The holder of the senior secured convertible note (Holder) also received warrants to purchase an additional 500,000 shares of Common Stock (subject to adjustment). One whole warrant entitles the Holder to acquire an additional share of Common Stock at an exercise price equal to 115% of the conversion price of the note. Assuming an exercise price of $4.60 per share (115% of $4.00), the aggregate exercise price for the warrants would be $2.3 million for the issuance of 500,000 shares of Common Stock, but the shares issuable upon conversion of the note and exercise of warrants are to be no less than 55% of the outstanding Common Stock (unless the Holder exercises the warrants in a cashless exercise where the Holder uses the value of some of the warrants to pay the exercise price for other warrants).

     If at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if ASI issues shares of Common Stock at a price of less than $4.00 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase.

     ASI is required to register the shares underlying the note and warrants and is generally restricted from issuing additional equity securities without the Holder's consent. The Holder has a right of first refusal as to certain subsequent financings. In addition, the Company is obligated to continue the listing of its common stock on the Nasdaq SmallCap Market pursuant to the Note and Warrant Purchase Agreement entered into with the Holder, and any breach of this obligation might result in the acceleration of the Company's obligations under the terms of the senior secured convertible note payable.

     As part of the transaction, the Holder was granted the opportunity to appoint a majority of ASI's board of directors and, as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     The carrying value of the senior secured convertible note is $1.83 million at September 30, 2002 and represents the cash received of $2.0 million less the estimated fair value of the warrants of $200,000 which was recorded in common stock. The carrying value of the senior secured convertible note is being accreted to the face amount by charges to interest expense through the maturity date.

     The agreement with senior lenders resulted in an extraordinary gain on extinguishment of debt for the year ended September 30, 2002, which is calculated as follows (in thousands):

Outstanding debt at the time of extinguishment:
     Line-of-credit                                             $      4,400
     Note payable                                                      9,733
                                                                ------------
         Total                                                        14,133
                                                                ------------

Less:
     Cash paid                                                        (1,950)
     Fair value of preferred stock issued (See Note 5)                  (300)
     Remaining note payable                                             (175)
                                                                ------------
Extraordinary gain on extinguishment of debt                    $     11,708
                                                                ============

     The line-of-credit provided for borrowings of $4,400,000 at September 30, 2001. The interest rate was prime rate plus 2.00%, or 8.5%, at September 30, 2001. The availability of the borrowings at September 30, 2001 was based on eligible accounts receivable.

     The note payable of $9,733,000 at September 30, 2001 consisted of $5,133,000 bearing interest at the prime rate plus 1.00% (7.00%) and $4,600,000 bearing no interest.

     The capital lease obligation is under a leasing facility that bears interest at effective rates ranging from 7.37% to 9.00%, payable in monthly installments through December 2002.

     Required principal payments on long-term debt are $270,000 for the year ending September 30, 2003; $74,000 in 2004; $2,053,000 in 2005.

(5)  REDEEMABLE PREFERRED STOCK

     Pursuant to the agreement with senior lenders described in Note 4, the Company as of December 28, 2001 issued preferred stock in the form of 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. The Company is entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


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

     The carrying value for Preferred Stock is $800,000 at September 30, 2002. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value at the date of issuance of $300,000 was based on the present value of required cash flows using a discount rate of 80%. The discount rate was selected by the Company based on discussions with third parties that took into account market conditions for similar securities, the current economic climate and the Company's financial condition and performance as major factors. Accretion is effected by a charge to retained earnings, and the rate of accretion approximates the interest method.

(6)  OPERATING LEASES

     The Company leases its facilities and certain equipment under operating leases. Amounts due under non-cancelable operating leases with terms of one year or more at September 30, 2002 are as follows (in thousands):

Years ending September 30:
         2003                                             $      362
         2004                                                     26
         2005                                                      1
         2006                                                     --
         2007                                                     --
                                                          ----------
         Total minimum operating lease payments           $      389
                                                          ==========

     Facility rent expense totaled $766,000, $2,131,000 and $2,651,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


(7)  INCOME TAXES

     Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):

                                2002          2001          2000
                             ----------    ----------    ----------
Current:
     Federal                 $   (1,240)          294        (1,644)
     State and local                 --            --          (242)
                             ----------    ----------    ----------
                                 (1,240)          294        (1,886)
                             ----------    ----------    ----------
Deferred:
     Federal                         --         2,168        (1,227)
     State and local                 --           319          (181)
                             ----------    ----------    ----------
                                     --         2,487        (1,408)
                             ----------    ----------    ----------

                             $   (1,240)        2,781        (3,294)
                             ==========    ==========    ==========

     Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):

                                                   2002          2001          2000
                                                ----------    ----------    ----------

Computed "expected" income tax expense          $    1,296        (2,467)      (14,166)
State income taxes, net of federal tax effect           --           213          (279)
Amortization of non-deductible goodwill                 --           101           318
Impairment of non-deductible goodwill                1,190            --         2,693

Change in deferred tax valuation allowance          (4,188)        5,415         8,051
Other, net                                             462          (481)           89
                                                ----------    ----------    ----------

Actual income tax expense (benefit)             $   (1,240)        2,781        (3,294)
                                                ==========    ==========    ==========

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30 are as follows (in thousands):

                                                               2002          2001
                                                            ----------    ----------
Deferred tax assets:
Accrued liabilities, primarily due to accrued compensated
    absences for financial statement purposes               $      186           258
Severance accruals                                                  42           229
Bad debt and revenue earned in excess of billing
    allowances                                                      78         1,091
NOL carryforward                                                 6,508         8,866
Impairment of deductible goodwill                                2,807         3,056
Unrealized loss on investment securities                            --           163
Other, net                                                          30           106
Valuation allowance                                             (9,277)      (13,466)
                                                            ----------    ----------

    Total deferred tax assets                                      374           303
                                                            ----------    ----------

Deferred tax liabilities:
Equipment and leasehold improvements, primarily due to
    differences in depreciation                                   (374)         (303)
                                                            ----------    ----------

    Net deferred tax asset                                  $       --            --
                                                            ==========    ==========

     The Company has recorded an income tax benefit of $1,240,000 in fiscal 2002 as a result of recent change in federal tax regulations. New regulations allowed the Company to claim a refund of taxes paid in prior years by increasing the carryback period of its federal net operating loss generated in fiscal year 2001 from two years to five years. At September 30, 2002, the Company had net operating loss carryforwards of approximately $16.7 million that will expire through September 30, 2022. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the uncertainty surrounding the Company's ability to generate sufficient future taxable income to fully realize the deferred tax assets.

(8)  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     The Company may issue up to 2.6 million shares of preferred stock, no par value, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders. In December 2001, the Company issued
     1.6 million shares of preferred stock to its senior lenders as partial consideration to reduce its outstanding debt. Terms of the issuance are more fully discussed in note 5.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     The Company currently has five nonqualified stock option plans with 86,113 shares available for grant as of September 30, 2002. The exercise price of the options is established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on that date. Options vest at 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from date of grant. The options may vest earlier under certain circumstances, such as a change in control.

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

                                            YEAR ENDED SEPTEMBER 30,
                                -------------------------------------------------
                                     2002             2001              2000
                                --------------   --------------    --------------
Net earnings (loss) available
  to common shareholders        $        3,741          (11,576)          (41,096)
Diluted earnings per share      $         5.12           (16.58)           (59.05)

     The weighted average fair value of options granted during 2002, 2001 and 2000 was $4.10, $12.90 and $19.90 per share, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of three years, 197% volatility and a risk-free interest rate ranging from 5% to 6%.

     The above pro forma disclosures are not necessarily representative of the effect on the historical net earnings for future periods because options vest over several years, and additional awards are made each year. In addition, compensation cost for options granted prior to October 1, 1998, which vest after that date has not been considered.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     Stock option activity for the plans for the years ended September 30 are summarized as follows (shares in thousands):

                                                              WEIGHTED
                                                              AVERAGE
                                              NUMBER OF    EXERCISE PRICE
                                               OPTIONS       PER SHARE
                                            ------------   --------------

Balance, October 1, 1999                             183    $     208.00
     Granted                                          75           43.80
     Exercised                                        (4)          37.80
     Canceled                                        (83)         219.70
                                            ------------    ------------

Balance, September 30, 2000                          171          135.30
     Granted                                          60           14.70
     Exercised                                        (1)          15.80
     Canceled                                        (57)         142.40
                                            ------------    ------------

Balance, September 30, 2001                          173           83.70
     Granted                                          37            4.46
     Exercised                                        --              --
     Canceled                                        (91)         181.05
                                            ------------    ------------

Balance, September 30, 2002                          119    $      31.00
                                            ============    ============

     A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 2002 is as follows (shares in thousands):

                        NUMBER                   WEIGHTED         NUMBER
                     OUTSTANDING     WEIGHTED     AVERAGE       EXERCISABLE       WEIGHTED
     RANGE OF            AT           AVERAGE    REMAINING          AT             AVERAGE
     EXERCISE       SEPTEMBER 30,    EXERCISE   CONTRACTUAL    SEPTEMBER 30,      EXERCISE
      PRICE              2002          PRICE    LIFE (YEARS)       2002             PRICE
----------------    -------------    --------   ------------   -------------     ----------

$  5.20 - 100.00              112    $  17.10          8.0               52       $  23.20
 100.01 - 200.00                1      124.10          4.6                1         124.10
 200.01 - 300.00                5      255.50          6.1                5         255.50
 300.01 - 440.00                1      440.00          5.5                1         440.00
----------------    -------------    --------   ----------      -----------       --------
$  5.20 - 440.00              119    $  31.00          7.0               59       $  50.80
----------------    -------------    --------   ----------      -----------       --------

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


(9)  EMPLOYEE BENEFIT PLAN

     The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches 50% of employee contributions up to 4% of their compensation. The Company contributed $96,000, $314,000 and $521,000 to the plan in fiscal 2002, 2001 and 2000, respectively.

(10) CONCENTRATIONS OF CREDIT RISK

     At September 30, 2002, the Company had multiple contracts with three customers that represented 72% (43%, 17% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these three customers for the fiscal year ended September 30, 2002 were 45% (13%, 15% and 17%, respectively) of total revenue. At September 30, 2001, these customers represented 44% (18%, 14% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. The Company anticipates that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

(11) LITIGATION AND OTHER CONTINGENCIES

     The Company was named as a defendant in a consolidated putative securities class action alleging a misstatement or omission of material facts concerning the Company's operations and financial results. On September 21, 2001 the United States District Court of the Southern District of Indiana (the "Court") issued an Order and Final Judgment ratifying the settlement terms of this lawsuit against the Company and certain of its directors and former officers. The settlement, which was agreed to in principle on April 4, 2001, provided for the dismissal of the lawsuit in its entirety against all defendants and the establishment of a settlement fund of $4 million, of which the Company contributed $100,000 of cash, and 125,600 shares of the Company's common stock for the class. The class consisted of open market purchasers of the Company's shares between January 25, 1999 and March 7, 2000, inclusive. The remaining $3.9 million of cash was contributed by the Company's insurance company. The Company's cost of this settlement, excluding legal fees, was $748,000 based on the cash contribution and the value of the common shares on the date of the agreement in principle. This cost was included in the financial results of the Company in the fiscal quarter ended March 31, 2001. The settlement proceeds were distributed in fiscal 2002. Pursuant to the settlement, the litigation has been dismissed.

     The Company and certain former directors have been named as defendants in an action that was filed on September 20, 2000 by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claimed that the Company violated the Colorado Wage

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     Claim Act and breached contractual obligations. The suit also claimed that the Company has breached an obligation to indemnify Mr. Corder in connection with the securities lawsuit described in the preceding paragraph. On July 23, 2002, the Company entered into a Settlement Agreement and Mutual General Release to settle the lawsuit. The settlement provides for, among other things, the payment of approximately $200,000 to Mr. Corder by the Company and its insurance carrier, the mutual release of present or future actions, suits or claims, and a waiver by Mr. Corder to seek indemnification for any present or future actions, suits or claims arising out of his employment. Pursuant to the settlement, the litigation has been dismissed.

     Two shareholders of the Company, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with the Company's acquisition of Cartotech, Inc., in June 1998. The four defendants have sent the Company written demands for indemnification. The Company has no further obligation to indemnify Mr. Corder as specified in the Settlement Agreement described above. The Company has put its insurance carrier on notice of these claims and has requested coverage. In response, the insurance carrier has reserved its rights to deny or limit coverage. On or about May 8, 2002, the Court issued an Order granting motions filed by Messrs. Corder and Sage to dismiss the Complaint for failure to state a claim and/or failure to join a necessary party as required by trial rules and case law. Plaintiffs filed an amended complaint and a motion for reconsideration of the Court's order of May 8, 2002, on or about May 31, 2002. Defendants have moved for dismissal of the amended complaint. The Court has these motions under consideration.

     On June 26, 2002, The Epner Family Limited Partnership and the Braverman Limited Partnership ("Claimants") initiated arbitration proceedings against the Company. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of the Company. In the Statement of Claim they filed with the American Arbitration Association, Claimants allege that certain representations and warranties made by the Company in the Cartotech merger agreement were false because the financial condition of the Company allegedly was worse than depicted in its financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They allege that the restatement of the Company's financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. Claimants assert that the Company violated the Texas Securities Act and the Indiana Securities Act. They also allege that the Company breached warranties in the merger agreement. The Claimants seek "recission or damages" in the "principal amount" of "approximately $5,546,533," which allegedly is the net loss in value of the Company stock they received in the merger, and attorneys' fees. The Company has filed a response to the Claimants' Statement of Claim denying its material allegations and intends to

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     vigorously assert defenses. The arbitration hearing is presently scheduled to occur in September, 2003.

     Another former Cartotech shareholder, Albert Naumann, III (a former officer of ASI) has threatened to bring claims against the Company. The Company intends to vigorously defend any such claims.

     Robert Montgomery, a former officer of ASI, filed suit on July 19, 2002 in Marion County Superior Court, State of Indiana, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. The Company did not receive a copy of the complaint until October 24, 2002. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs, interest and attorneys' fees. The Company has responded to the lawsuit and denies all claims in the action. The parties have not yet begun discovery. Therefore, at this time we are unable to form a conclusion that an unfavorable outcome in this matter is either probable or remote.

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

     The Company is also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on the Company's financial condition or results of operations.

(12) SEGMENT INFORMATION

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

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


     Interest expense and other non-segment specific expenses are not allocated to individual segments in determining the Company's performance measure. Non-segment assets to reconcile to total assets consists of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).

                          UTILITIES     UTILITIES    UTILITIES       TOTAL                      NON-
                          LOCATION      LOCATION     LOCATION      UTILITIES       LAND        SEGMENT         TOTAL
                         ----------    ----------   ----------    ----------    ----------    ----------    ----------
                              A             B            C
                         ----------    ----------   ----------
2002
Operations
Revenues                 $    9,346         7,621        1,309        18,276           796            --        19,072
Loss from Operations         (2,012)          301         (837)       (2,548)       (1,662)           --        (4,210)
Interest expense, net            --            --           --            --            --          (277)         (277)
Other                            --            --           --            --            --           147           147
Income tax benefit               --            --           --            --            --         1,240         1,240
Extraordinary gain
  on extinguishment
  of debt                        --            --           --            --            --        11,708        11,708
Cumulative effect of
  a change in
  accounting principle           --            --           --            --            --        (3,557)       (3,557)
                                                                                                            ----------

Net earnings                                                                                                     5,051
                                                                                                            ==========

Assets
Segment assets           $    9,185         2,858          118        12,161            --            --        12,161
Non-segment assets               --            --           --            --            --         3,342         3,342
                                                                                                            ----------
Consolidated Assets                                                                                             15,503
                                                                                                            ==========

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


                               UTILITIES     UTILITIES   UTILITIES        TOTAL                       NON-
                               LOCATION      LOCATION     LOCATION      UTILITIES       LAND        SEGMENT        TOTAL
                              ----------    ----------   ----------    ----------    ----------    ----------    ----------
                                   A             B            C
                              ----------    ----------   ----------
2001
Operations
Revenues                      $   10,611        13,707        5,825        30,143        10,798            --        40,941
Loss from Operations              (3,349)        1,657       (3,773)       (5,465)       (2,267)        3,542        (4,190)
Interest expense, net                 --            --           --            --            --        (1,916)       (1,916)
Litigation settlement costs           --            --           --            --            --          (748)         (748)
Other                                 --            --           --            --            --          (403)         (403)
Income tax expense                    --            --           --            --            --        (2,781)       (2,781)
Extraordinary gain on
    extinguishment of
    debt                              --            --           --            --            --           300           300
                                                                                                                 ----------

Net loss                                                                                                             (9,738)
                                                                                                                 ==========

Assets
Segment assets                $   12,238         4,790        2,060        19,088         2,065            --        21,153
Non-segment assets                    --            --           --            --            --         2,666         2,666
                                                                                                                 ----------
Consolidated Assets                                                                                                  23,819
                                                                                                                 ==========

                              UTILITIES     UTILITIES     UTILITIES       TOTAL                       NON-
                              LOCATION      LOCATION      LOCATION      UTILITIES       LAND        SEGMENT         TOTAL
                             ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                  A             B            C
                             ----------    ----------    ----------
2000
Operations
Revenues                     $   21,517        13,226        10,913        45,656        14,429            --        60,085
Loss from Operations             (8,919)         (436)      (18,846)      (28,201)      (10,868)           --       (39,069)
Interest expense, net                --            --            --            --            --        (2,391)       (2,391)
Other                                --            --            --            --            --          (204)         (204)
Income tax benefit                   --            --            --            --            --         3,294         3,294
Extraordinary loss on
    extinguishment of debt           --            --            --            --            --          (209)         (209)
                                                                                                                 ----------

Net loss                             --            --            --            --            --            --       (38,579)
                                                                                                                 ==========

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


(13) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations". SFAS 141 is effective for all business combinations completed after June 30, 2001. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

     In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

                            ANALYTICAL SURVEYS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000


(14) LIQUIDITY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2002, the Company experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and does not currently have any external financing in place to support operating cash flow requirements. The Company's revenues and backlog have also decreased substantially during the same period. The Company's senior secured convertible note also has certain immediate call provisions that are outside of the Company's control, which if triggered and exercised, would make it difficult for the Company to meet these debt payments. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

     To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position the Company for profitable operations. Financial steps included restructuring the Company's bank debt through the issuance of preferred stock and convertible debt, subsequent collection of the federal income tax refund and sale of non-core assets. Operational steps included the consolidation of production services to two solution centers, reduction of corporate and non-core spending activities, outsourcing certain components of projects and deploying a new sales and marketing team.

     The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. However, management believes that its continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet its obligations in a timely manner.

(15) SUBSEQUENT EVENT

     On November 14, 2002, Michael A. Renninger, the Company's Chief Financial Officer, submitted his resignation that is now effective January 4, 2003, subject to certain transition assistance through January 31, 2003. In addition, he has agreed to provide future consulting services on an as-needed basis. The Company has agreed to pay Mr. Renninger contractual compensation and benefits approximating $264,000. Pursuant to FASB 5, this amount will be expensed in the quarter ended December 31, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III.


The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Shareholders in accordance with General Instruction G (3) of Form 10-K.


                                    PART IV.

ITEM 14. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on the evaluation conducted and subject to the limitations noted above, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934 to be recorded, processed summarized and reported, to the extent applicable, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)   Financial Statements

           Included in Part II of this Report:

           Independent Auditors' Report

           Consolidated Balance Sheets, September 30, 2002 and 2001

           Consolidated Statements of Operations, Years Ended September 30, 2002, 2001 and 2000

           Consolidated Statements of Stockholders' Equity, Years Ended September 30, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows, Years Ended September 30, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements, September 30, 2002, 2001 and 2000

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

     3.1 Articles of Incorporation, as amended (incorporated by reference to ASI's Registration Statement on Form S-18, (Registration No. 2-93108-D).)

     3.3 By-Laws (incorporated by reference to ASI's Registration Statement on Form S-18 (Registration No. 2-93108-D).

     3.3 Amendment to By-laws (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended September 30, 1998).

     4.    Instruments defining the rights of Security Holders including
           Indentures

     4.1 Form of Stock Certificate (incorporated by reference to ASI's Registration Statement on Form S-18 (Registration No. 2-93108-D).)

     4.2 Convertible Senior Secured Promissory Note of Analytical Surveys, Inc., dated April 2, 2002.

     4.3 Warrant to Purchase Shares of Common Stock of Analytical Surveys, Inc., dated April 2, 2002.

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

    10.13 Employment Agreement dated July 10, 2000, between ASI and J. Norman Rokosh (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended September 30, 2001).

    10.14  Employment Agreement dated February 9, 2000, between ASI and Michael
           A. Renninger (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended September 30, 2001).

    10.15 Employment Agreement dated January 31, 2000 between ASI and David O. Hicks (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended September 30, 2001).

    10.16 Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and form of stock option agreement (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended September 30, 2001).

   10.17 Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement (incorporated by reference to ASI's Annual Report on Form 10-K for the year ended September 30, 2001).

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

   10.24 Amendment No. 9 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2000 (incorporated by reference to ASI's quarterly report on form 10-Q for the period ended March 31, 2002).

   10.25 Amendment No. 10 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of March 31, 2001 (incorporated by reference to ASI's quarterly report on form 10-Q for the period ended March 31,
           2002).

   10.26 Amendment No. 11 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 31, 2001 (incorporated by reference to ASI's quarterly report on form 10-Q for the period ended March 31,
           2002).

   10.27 Employment Agreement dated July 10, 2001, between ASI and J. Norman Rokosh (incorporated by reference to ASI's quarterly report on form 10-Q for the period ended March 31, 2002).

   10.28 Amendment No. 12 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2001 (incorporated by reference to ASI's quarterly report on form 10-Q for the period ended March 31, 2002).

   10.29 Note and Warrant Purchase Agreement dated as of March 21, 2002, by and between Analytical Surveys, Inc. and Tonga Partners, L.P. (incorporated by reference to ASI's Current Report on Form 8-K dated March 22, 2002).

    10.30 Registration Rights Agreement by and between Analytical Surveys, Inc. and Tonga Partners, L.P., dated April 2, 2002.

    10.31 Security Agreement by and between Analytical Surveys, Inc. and Tonga Partners, L.P., dated April 2, 2002.

    10.32 First Amendment to Employment Agreement dated September 26, 2002, between ASI and J. Norman Rokosh.

23. Consent of Experts and Counsel:

    Consent of KPMG LLP.

27. Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended September 30, 2002.

    8-K filed August 14, 2002 - Certification by President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
    Section 1350.

    8-K filed September 9, 2002 - concerning award of contract to ASI by KeySpan

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Analytical Surveys, Inc.

By:                                                 Date:    December 19, 2002
   ------------------------------------------             ----------------------
    Joseph N. Rokosh,
    President and Chief Executive Officer

By:                                                 Date:    December 19, 2002
   ------------------------------------------             ----------------------
    Michael A. Renninger
    Chief Financial Officer

                                 CERTIFICATIONS


I, Michael A. Renninger, certify that:

         1. I have reviewed this annual report on Form 10-K of Analytical Surveys, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 19, 2002
     ------------------------------



/s/ Michael A. Renninger
-----------------------------------
Chief Financial Officer

                                 CERTIFICATIONS


I, J. Norman Rokosh, certify that:

         1. I have reviewed this annual report on Form 10-K of Analytical Surveys, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 19, 2002
     ---------------------------



/s/ J. Norman Rokosh
--------------------------------
J. Norman Rokosh
President and CEO