Form 10-K/A
period 2002-09-30
ANALYTICAL SURVEYS INC
filed 2003-01-29
CIK 753048

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

                         COMMISSION FILE NUMBER 0-13111

                            ANALYTICAL SURVEYS, INC.
             (Exact name of registrant as specified in its charter)

                  Colorado                                      84-0846389
                  --------                                      ----------
         State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization                       Identification No.)


     11900 Crownpoint Drive, San Antonio, Texas                     78233
     ------------------------------------------                     -----
        (Address or principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (210) 657-1500
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X]   No [  ].


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $699,916, based on the closing price of the Common Stock on December 31, 2002.

The number of shares outstanding of the registrant's Common Stock, as of December 31, 2002, was 823,957.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                TABLE OF CONTENTS

                                    PART III



Item 10.     Directors and Executive Officers of the Registrant...................................................1

Item 11.     Executive Compensation...............................................................................3

Item 12.     Security Ownership of Certain Beneficial Owners and Management......................................10

Item 13.     Certain Relationships and Related Transactions......................................................14

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following lists the directors of Analytical Surveys, Inc. ("ASI" or the "Company"), their ages, and a description of their business experience and positions held. The Board consists of five directors. Directors are elected to a one-year term. The date the present term of office expires for each director is the date of the Annual Meeting of the Company's shareholders or until successors are elected and qualified.

         J. Livingston Kosberg, 65, has served as a director and chairman of the board of the company since May 1, 2002. Mr. Kosberg has a wide range of business experience in addition to more than forty years of business management experience. In May 2001, he retired as chairman of U.S. Physical Therapy, a publicly-traded company he founded in 1990 and served as president and CEO and for which he provides consulting services. Mr. Kosberg has founded and successfully grown three other enterprises during his career. Mr. Kosberg is a designee of Tonga Partners, L.P.

         Christopher D. (Kit) Illick, 63, has served as a director of the company since May 1, 2002. Mr. Illick has been president of iQ Venture Partners, an investment bank specializing in advising and financing emerging growth businesses since July 2001. He is also a general partner of Illick Brothers, a real estate management business and serves on the board of directors of Shells Seafood Restaurants. Prior to joining iQ Venture Partners, Mr. Illick was a managing director at Brean Murray & Co., an investment banking firm, from 1999 to 2001. From 1996 to 1999, he was a limited partner of Oakes, Fitzwilliams & Co, a London-based investment bank specializing in emerging growth companies. Mr. Illick has more than thirty years of investment banking experience, including as founding president of the U.S. office of Robert Fleming and Associates, an United Kingdom-based investment bank, in 1968. Mr. Illick is a designee of Tonga Partners, L.P.

         Christopher S. Dean, 38, has served as a director of the company since August 13, 2002. Since September 2001, Mr. Dean has been a principal in Dean Consulting, a consulting practice focused on marketing, business development and private equity financing in the technology, consumer products and travel industries. From January to July 2001, Mr. Dean served as senior vice president, business development for Epoch Partners, a boutique technology focused investment bank in San Francisco. From October 1998 to January 2001, he held executive positions with SmartAge.com (later B2SB Technologies) a small business focused B2B internet portal, most recently as executive vice president, e-commerce services. From May 1997 to October 1998, Mr. Dean was a principal in Dean Consulting/Helicon Consulting, an internet and software-focused consulting firm. Prior to May 1997, Mr. Dean held multiple executive roles in technology startups, management consulting firms and venture capital firms. Mr. Dean is a designee of Tonga Partners, L.P.

         Joshua C. Huffard, 33, has served as a director of the company since November 18, 2002. Mr. Huffard is a founder and principal of Prima Capital Partners, LLC, a San Francisco-based private equity investment firm. From 1994 to 2001, Mr. Huffard was one of four principals of

Sterling Payot Company, a venture capital and strategic advisory firm that focused on high technology industries. Mr. Huffard is a designee of Tonga Partners, L.P.

         J. Norman Rokosh, 43, the Company's president and chief executive officer has served as a director since May 1, 2002. Mr. Rokosh joined the Company in July 2000 as its president and chief executive officer. From January 1999 until July 2000, Mr. Rokosh was employed by PricewaterhouseCoopers LLP as a vice president, financial advisory services division. From January 1998 to December 1998, Mr. Rokosh was vice president, business development at Intermap Technologies Limited, a provider of mapping and GIS products and services. From 1996 to 1997, Mr. Rokosh was a vice president at BOVAR Inc., an environmental consulting firm. From 1991 to 1996, Mr. Rokosh was financial director at Intera Information Technologies Limited, a provider of mapping products. Prior to 1991, Mr. Rokosh was employed by international firms in positions of engineering and finance.


EXECUTIVE OFFICERS

         The following is certain information concerning the executive officers of the Company based on information furnished by them.

         Information concerning Mr. Rokosh, our chief executive officer, appears under the heading "Directors" above.

         Lori A. Jones, 45, chief financial officer. Ms. Jones joined the company in January 2003. From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company. From May 2000 to March 2001, Ms. Jones served as the chief financial officer of Worldmerc Incorporated. From January 1999 to May 2000, Ms. Jones was the chief financial officer of billserv Inc., an electronic billing presentation and payment service company. From May 1990 to December 1998, Ms. Jones served in various capacities, including most recently as chief financial officer, at Docucon Incorporated, a document imaging services company.

         Thomas W. Bannon, 38, senior vice president - operations. Mr. Bannon joined the company in October 2001 as senior vice president - operations. From May 1997 to October 2001, Mr. Bannon held a number of management positions with SchlumbergerSema, formerly known as Convergent Group, a provider of end-to-end business transformation solutions, most recently as vice president and executive program director. From 1986 to May 1997, he held account and project managerial positions for Electronic Data Systems.

         Don Fryhover, 48, senior vice president - sales and marketing. Mr. Fryhover joined the company in January 1989 and has held managerial positions in operations, production, and sales and marketing, becoming senior vice president
- sales and marketing in January 21, 2002. Prior to joining the company, he was president and co-owner of Petroleum Research Company, a provider of leasehold management services to the petroleum industry.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10 percent of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes of ownership of the Company's common stock.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during fiscal 2002, all such filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

         This table sets forth a summary of certain information regarding the compensation of the Chief Executive Officer of the Company, the other executive officers and one former executive officer whose salary and bonus exceeded $100,000 during fiscal 2002 (the "named executive officers") for the fiscal years ended September 30, 2002, 2001, and 2000.


                                                  Annual Compensation
                                                  -------------------
                                                                                    Long Term
                                                                                  Compensation
                                                                                     Awards
                                                                                     ------
         Name and                                                  Other Annual       Stock         All Other
          Title               Year        Salary        Bonus      Compensation (1) Options(2)    Compensation
          -----               ----        ------        -----      ------------     ----------    ------------
                                            $             $             $             (#)               $
                                            -             -             -             ----              -
J. Norman Rokosh              2002       250,000            --          --             2,000         5,408(3)
  President and               2001       250,000       200,000          --            20,000         4,808
  Chief Executive Officer     2000        47,115(4)    133,333          --            15,000            --

Michael A. Renninger          2002       220,000         6,000          --             2,000         4,400(5)
  Former Chief Financial      2001       220,000        81,016          --             6,000         4,400
  Officer                     2000       134,538(6)         --          --             4,000         2,200

Thomas W. Bannon              2002       188,462        12,500      57,607(7)         20,000            --
  Senior Vice President -     2001            --            --          --                --            --
  Operations                  2000            --            --          --                --            --

Don Fryhover                  2002       143,494        17,500          --             4,000            --
  Senior Vice President -     2001            --            --          --                --            --
  Sales and Marketing         2000            --            --          --                --            --

(1) Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns in any of the fiscal years reported, except as indicated.

(2) Long term compensation consists only of stock options. There were no grants of restricted stock or payments from other long-term incentive plans, therefore columns for "Restricted Stock Awards" and "LTIP Payouts" are omitted. The number of securities underlying stock options has been adjusted to reflect the Company's one-for-ten reverse stock split effected in October 2002.

(3) Other compensation for fiscal 2002 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $5,408.

(4) Mr. Rokosh began employment with the Company on July 11, 2000. Accordingly, salary information included in the table represents only salary from that date through September 30, 2000.

(5) Other compensation for fiscal 2002 includes employer's matching contributions to the 401(k) Incentive Savings Plan of $4,400.

(6) Mr. Renninger began employment with the Company on February 8, 2000. Accordingly, salary information included in the table represents only salary from that date through September 30, 2000.

(7) Mr. Bannon became an executive officer of the Company on October 2, 2001. Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2002.

(8) The amount shown above has been paid as reimbursement for expenses incurred in connection with the relocation of Mr. Bannon's residence to San Antonio, Texas, the new location of the Company's principal executive offices.

(9) Mr. Fryhover became an executive officer of the Company on January 21, 2002. Compensation information included in the table represents his compensation for all of fiscal 2002.


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         This table sets forth certain information with respect to grants made by the Company of stock options to the named executive officers (including one former executive officer) during fiscal 2002. No stock appreciation rights ("SARs") were granted to the named executive officers during fiscal 2002.

                                                 Percent of
                                 Number of          Total                                    Potential Realizable Value
                                Securities       Options to                                  (2) at Assumed Annual Rates
                                Underlying        Employees      Exercise                     of Stock Appreciation for
                                 Options          in Fiscal       Price      Expiration              Option Term
           Name                Granted (1)          Year         ($/sh)         Date                 -----------
           ----                -----------          ----         ------         ----
                                                                                              5% ($)          10% ($)
                                                                                              ------          -------
J. Norman Rokosh                  2,000              5.42          4.50       03/20/12         5,660          14,345

Michael Renninger                 2,000              5.42          4.50       03/20/12         5,660          14,345

Thomas W. Bannon                 14,000             54.20          7.00       10/09/11        61,631         156,157
                                  2,000                --          4.50       03/20/12         5,660          14,345
                                  4,000                --          2.10       09/27/12         5,283          13,387

Don Fryhover                      4,000             10.84          2.10       09/27/12         5,283          13,387



(1) All options vest as follows: 25% at six months; 25% at one year; 25% at two years, and 25% at three years after date of grant. The number of securities underlying stock options has been adjusted to reflect the Company's one-for-ten reverse stock split effected in October 2002.

(2) "Potential Realizable Value" is calculated based on the assumption that the price of the common stock will appreciate at the rates shown. The 5% and 10% assumed rates are mandated by the rules of the Securities Exchange Commission and do not reflect the Company's estimate or projection of future stock prices. Actual gains, if any, realized upon future exercise of these options will depend on the actual performance of the common stock and the continued employment of the named executive officer through the vesting period of the option. There were no options that were in the money during fiscal 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

          This table provides certain information regarding the number and value of unexercised stock options at September 30, 2002. No options were exercised in 2002 and there were no unexercised options that were in-the-money at fiscal year end. As of that date, no SARs were outstanding.


                               Number of Securities Underlying
                                   Unexercised Options at
                                     Fiscal Year End (1)
                                      ----------------
          Name                 Exercisable      Unexercisable
          ----                 ------------------------------
J. Norman Rokosh                  21,750            15,250
Michael Renninger                  6,500             5,500
Thomas W. Bannon                   4,000            16,000
Don Fryhover                       3,850             6,050

(1) The number of securities underlying stock options has been adjusted to reflect the Company's one-for-ten reverse stock split effected in October 2002.

COMPENSATION OF DIRECTORS

         Beginning effective May 2, 2002, non-employee directors receive a quarterly retainer of $2,500 for participating in Board and Committee meetings. Prior to May 2, 2002, non-employee directors received a quarterly retainer of $6,125 for participation in board and committee meetings. Directors who are also employees of the Company do not receive any additional compensation for their service on the board of directors.

         Non-employee directors also participate in the Analytical Surveys, Inc. 1993 and 1997 Non-Qualified Stock Option Plans. In November 2002, each non-employee director received an annual grant of options to purchase 7,500 shares of common stock at an exercise price equal to the fair market value at the date of grant. In prior years, each non-employee director received an annual grant of options to purchase 900 shares of common stock (as adjusted for the Company's one-for-ten reverse stock split effected in October 2002) at an exercise price equal to the fair market value at the date of grant. All options vest as follows: 25% at six months; 25% at one year; 25% at two years and 25% at three years after the date of the grant.

EMPLOYMENT CONTRACTS

Chief Executive Officer

         Effective July 10, 2001, the company entered into a new employment agreement with Mr. Rokosh, providing for a base salary of $250,000. Pursuant to an amendment to such employment agreement dated as of September 26, 2002, the term of the employment agreement now extends until September 30, 2003. Pursuant to such amendment, Mr. Rokosh is entitled to receive a quarterly bonus of up to $37,500, as determined in the discretion of the Board of Directors, and reimbursement of certain expenses incurred in connection with his relocation to San Antonio, Texas, the new location of the Company's principal executive offices. Mr. Rokosh also participates in any and all other plans that are maintained by the company for the benefit of the company's executives or employees in general.

         Upon termination of Mr. Rokosh's employment without cause or if he resigns his employment for "good reason," (which includes a termination of employment in connection with a change of control), Mr. Rokosh will continue to receive salary for a period of 12 months after such termination or resignation. If Mr. Rokosh is terminated by the company for "cause" (as defined in the employment agreement) or if he terminates his employment voluntarily, Mr. Rokosh will not be entitled to receive severance pay.

         Under the employment agreement, Mr. Rokosh has agreed that he will not at any time disclose any confidential information or trade secrets of the company, and that all of his rights to inventions relating to the company's business belong to the company.


REPORT OF THE COMPENSATION COMMITTEE

         The compensation committee follows established rationale and policies for compensating the Company's executive officers. The following report of the compensation committee describes these policies and rationales with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2002.

         Officer Compensation Policy. The compensation committee's fundamental policy is to provide a compensation program for executive officers that will enable the Company to attract and retain the services of highly-qualified individuals and offer the Company's executive officers competitive compensation opportunities based upon overall Company performance and their individual contribution to the financial success of the Company. The compensation committee uses third party compensation surveys and information to assure that executive compensation is set at levels within the current market range for companies in a similar industry and stage as the Company. It is the committee's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon such officer's own level of performance.

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

         Base Salary. The salaries paid to the executive officers in fiscal 2002 were based on the terms of their employment agreements and are set forth in the summary compensation table.

         Bonuses. The executive officers are entitled to annual bonuses based upon the terms of their employment agreements (see "Employment Contracts and Termination, Severance and Change of Control Arrangements") and discretionary bonuses based on their respective performance. The bonuses paid to executive officers in fiscal 2002 under the terms of their employment agreements or at the discretion of the Board of Directors are set forth in the Summary Compensation Table.

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

         The options granted to the executive officers in fiscal 2002 were made in accordance with the terms of their employment agreements (see "Employment Contracts ") or at the discretion of the Board. Information with respect to option grants in fiscal 2002 to the executive officers is set forth in the Option Grants Table. The compensation committee views stock option grants as an important component of its long-term, performance-based compensation philosophy.

          CEO Compensation. The compensation paid to Mr. Rokosh during fiscal 2002 is based upon the terms of his employment agreement. Such agreement is described under "Employment Contracts." Pursuant to the terms of the employment agreement, Mr. Rokosh's annual base salary for fiscal 2002 was $250,000. Mr. Rokosh is also eligible for bonus compensation pursuant to the terms of the agreement. The bonus is awarded at the discretion of the Board and is based upon the achievement of specific quantifiable objectives, some of which incorporate the overall performance of the company. Mr. Rokosh voluntarily waived the receipt of any bonus compensation in fiscal 2002. In addition, he was granted options as set forth in the Options Grants Table, pursuant to the terms of the employment agreement.

         Deductibility of Executive Compensation. The compensation committee is responsible for addressing the issues raised by Internal Revenue Code Section 162(m). Section 162 (m) limits to $1 million the Company's deduction for compensation paid to certain executive officers of the Company which does not qualify as "performance-based." To qualify as performance based under Section 162(m), compensation payments must be made pursuant to a plan that is administered by a committee of outside directors and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by shareholders, and the compensation committee must certify that the performance goals were achieved before payments can be awarded. The Company believes that all compensation paid to its executive officers listed in the summary compensation table in fiscal 2002 is fully deductible and that compensation paid under the plans will continue to be deductible. The committee's present intention is to comply with the requirements of Section 162(m) unless and until the committee determines that compliance would not be in the best interest of the Company and its shareholders.

                                                   By the Compensation Committee
                                                   Christopher S. Dean, Chairman
                                                   J. Livingston Kosberg
                                                   Christopher D. (Kit) Illick

PERFORMANCE GRAPH

         The following graph compares the cumulative total return on the Company's common stock with the index of the cumulative total return for the Nasdaq Stock Market (U.S.) ("Total U.S.") and the index of the Nasdaq Computer and Data Processing Services Stocks ("DP&S"). The graph assumes that $100 was invested on October 1, 1997, and that all dividends, if any, were reinvested.

The following data points were used in constructing the performance graph:

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
      AMONG ANALYTICAL SURVEYS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

                              [PERFORMANCE GRAPH]


* $100 invested on 10/01/97 in stock or index-including reinvestment of dividends.
Fiscal year ending September 30.

                                                                      Cumulative Total Return
                                                -------------------------------------------------------------------
                                                 10/01/97   10/01/98   10/01/99   10/01/00    10/01/01   10/01/02

ANALYTICAL SURVEYS, INC                           100.00     101.64      68.85        8.74       3.02       0.87
NASDAQ STOCK MARKET (U.S.)                        100.00     101.58     165.95      220.33      90.05      70.89
NASDAQ COMPUTER & DATA PROCESSING                 100.00     129.63     220.04      276.07      99.05      77.91

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2002, certain information with respect to the ownership of the common stock of the Company by
(i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock (based on filings with the Securities and Exchange Commission), (ii) each director of the Company, (iii) each named executive officer and (iv) all executive officers and directors of the Company as a group. Except as otherwise noted in the table, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable, and the address of each holder of more than 5% of the Company's common stock is c/o Analytical Surveys, Inc., 11900 Crownpoint Drive, San Antonio, Texas 78233.


                                            SHARES BENEFICIALLY
                                                   OWNED             PERCENT
NAME OF BENEFICIAL OWNER                           -----           OF CLASS (1)
------------------------                                          ------------
Tonga Partners, L.P.                             3,160,000(2)           79.3%
Sol C. Miller                                       74,200(3)            8.3%
John A. Thorpe                                      54,036(4)            6.2%
J. Livingston Kosberg                                    0               *
Christopher D. (Kit) Illick                              0               *
Christopher S. Dean                                      0               *
Joshua C. Huffard                                        0               *
J. Norman Rokosh                                    24,250(5)            2.9%
Michael A. Renninger                                 8,300(6)            1.0%
Thomas W. Bannon                                     7,500(7)            *
Don Fryhover                                         4,802(8)            *

All directors and executive officers as             44,852(9)            5.2%
a group (8 persons)

------------
*     Denotes less than 1%

(1) Based on 823,957 shares of common stock outstanding as of December 31, 2002.

(2) On April 2, 2002, the Company issued a convertible promissory note in the principal amount of $2,000,000 and warrants to purchase 500,000 shares of common stock to Tonga Partners, L.P. ("Tonga"). Tonga may convert the unpaid principal amount of the promissory note (plus accrued interest) into shares of common stock at any time. As of December 31, 2002, the principal and accrued interest due under the promissory note was $2,074,800. The conversion price of the note is equal to the lesser of (i) $4.00 and (ii) 90% of the average closing bid prices for the company's common stock for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. For purposes of stating the number of shares beneficially owned by Tonga that are attributable to its ownership of the promissory note, the table assumes that Tonga converted the note on December 31, 2002 at a conversion price of $0.78. Also included in the number of shares beneficially owned by Tonga are 500,000 shares that are issuable upon exercise of the warrants granted to Tonga.

(3) Includes 37,000 shares held by the SCM Family Limited Partnership of which Mr. Miller and his wife are the sole general partners.

(4) Includes 12,225 shares of common stock held by the Thorpe Family Limited Partnership of which Mr. Thorpe and his wife are the sole general partners and 5,200 shares of common stock held by a charitable remainder trust of which Mr. Thorpe is a trustee.

(5) Includes 24,250 shares of common stock underlying options that are exercisable within 60 days of December 31, 2002.

(6) Includes 8,000 shares of common stock underlying options that are exercisable within 60 days of December 31, 2002.

(7) Includes 7,500 shares of common stock underlying options that are exercisable within 60 days of December 31, 2002.

(8) Includes 4,575 shares of common stock underlying options that are exercisable within 60 days of December 31, 2002.

(9) Includes 44,325 shares of common stock underlying options that are exercisable within 60 days of December 31, 2002.


CHANGE IN CONTROL

         On April 2, 2002, Tonga Partners, L.P. ("Tonga") invested $2,000,000 in the company in exchange for the company's issuance of a senior secured convertible promissory note in the principal amount of $2,000,000 and the issuance of warrants to purchase 500,000 (subject to adjustment) shares of common stock of the company and the right to appoint a majority of the company's board of directors (the "Change in Control Transaction"). The note is convertible at any time into common stock, and the warrants are exercisable at any time through April 2, 2007. Pursuant to the terms of the note and the warrants, if the total number of shares issuable upon full conversion of the note and exercise of all warrants constitutes less than 55% of the number of shares of common stock outstanding as of the date the note has been fully converted and the warrants have been fully exercised, the company is obligated to issue additional shares of common stock to Tonga such that Tonga will own at least 55% of the issued and outstanding shares of common stock on a fully diluted basis. In addition, until April 2, 2005, Tonga has the right to appoint (and, as of the date of this Amendment, has appointed) a majority of the members of the company's board of directors. The source of the $2,000,000 that Tonga invested in the company was available cash. As of December 31, 2002, Tonga beneficially owned 79.3% of the common stock of the company. See "Security Ownership of Certain Beneficial Owners and Management."

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about equity awards under the company's equity compensation plans.

---------------------------------------------------------------------------------------------------------------------
                                            (a)                          (b)                           (c)
---------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                             remaining available for
                                Number of securities to be                                future issuance under equity
                                  issued upon exercise of     Weighted-average exercise        compensation plans
                                   outstanding options,         price of outstanding          (excluding securities
                                    warrants and rights         options, warrants and       reflected in column (a))
Plan category                                                          rights
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 93,669                         $22.43                            34,100
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             48,650                         $17.27                            51,350
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Total                                     142,319                        $20.67                            85,450
---------------------------------------------------------------------------------------------------------------------

SUMMARY DESCRIPTION OF EQUITY COMPENSATION PLANS THAT HAVE NOT BEEN APPROVED BY THE SHAREHOLDERS

2000 STOCK INCENTIVE PLAN

         In September 2000, the board of directors adopted the 2000 Stock Incentive Plan (the "2000 Plan"). Pursuant to applicable law, the 2000 Plan has not been approved by the shareholders. The 2000 Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the board of directors.

         Number of Shares Subject to the 2000 Plan. The 2000 Plan authorizes the grant of options relating to an aggregate of 50,000 shares of common stock. If any corporate transaction occurs which causes a change in the capitalization of the company (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2000 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant's rights.Eligibility for Participation. Individuals eligible to participate in the 2000 Plan are employees of the company and its subsidiaries, but not any officers of the company and its subsidiaries.

         Terms of Options. Options granted to employees may be either incentive stock options (ISOs), which satisfy the requirements of Internal Revenue Code
Section 422, or nonstatutory stock options (NSOs), which are not intended to satisfy such requirements. The exercise price for the grant of an NSO under the 2000 Plan may be any price that is greater than or equal to 85% of the fair market value of the common stock on the date the NSO is granted. The exercise price of an ISO must be at least equal to 100% (110% for 10%-shareholders) of the fair market value of the common stock on the date the ISO is granted. Options expire at the times determined by the committee, as specified in the applicable award agreement. However, no option is exercisable later than the tenth anniversary of the grant date, and any ISO granted to a 10%-shareholder must be exercisable on or before the fifth anniversary of the grant date.

         Vesting and Acceleration. Options vest at the times determined by the committee, as specified in the applicable award agreement. A participant's options become fully vested upon the termination of the participant's employment as a result of a reduction in force and upon the occurrence of a change in control of the company. In general, a change in control will be deemed to have occurred upon the acquisition by any person of more than 50% of the company's outstanding voting securities (or securities subject to conversion into voting securities), the acquisition by any person of the power to elect a majority of the directors of the company, certain mergers and other corporate transactions if the holder's of the company's voting securities before the transaction receive less than 50% of the outstanding voting securities of the reorganized, merged or consolidated entity, after the transaction, and a complete liquidation or dissolution of the company, or the sale of all or substantially all of the assets of the company, if approval of the shareholders of the company is required for the transaction.

         Deduction to the Company. The company will be entitled to an income tax deduction equal to the amount of ordinary income recognized by a participant. The deduction generally will be allowed for the company's taxable year in which occurs the last day of the calendar year in which the participant recognizes ordinary income.

         Term. The 2000 Plan expires on September 8, 2010.

2000 OFFICER AND EMPLOYEE RECRUITMENT STOCK INCENTIVE PLAN

         In September 2000, the board of directors adopted the 2000 Officer and Employee Recruitment Stock Incentive Plan (the "2000 Recruitment Plan"). Pursuant to applicable law, the 2000 Recruitment Plan has not been approved by the shareholders. The 2000 Recruitment Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the board of directors.

         Number of Shares Subject to the 2000 Recruitment Plan. The 2000 Recruitment Plan authorizes the grant of options relating to an aggregate of 50,000 shares of common stock, subject to adjustment in the case of a change in the capitalization of the company in the same manner as is provided in the 2000 Plan (described above).

         Eligibility for Participation. An individual is eligible for participation in the 2000 Recruitment Plan if such individual has not been previously employed by the company and the award of options is made in connection with the entry into an employment contract with such individual.

         Terms of Options. The options granted under the 2000 Recruitment Plan have the same terms as are described above with respect to the 2000 Plan.

         Vesting and Acceleration. The options granted under the 2000 Recruitment Plan are subject to the same vesting and acceleration provisions as are described above with respect to the 2000 Plan.

         Deduction to the Company. The company will be entitled to deductions for options granted under the 2000 Recruitment Plan as described above with respect to the 2000 Plan.

         Term.  The 2000 Recruitment Plan expires on September 8, 2010.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 2002, the Company leased its headquarters facilities from MSE Realty, LLC, a company owned by Mr. Sol Miller, a former director, under an operating lease that expired June 30, 2002. Rental expense for this lease was $225,000 in fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Analytical Surveys, Inc. has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Analytical Surveys, Inc.
(Registrant)


By:  /s/ J. Norman Rokosh                             Date:  January 29, 2003
-------------------------
Chief Executive Officer and Director

                                 CERTIFICATIONS


I, Lori A. Jones, certify that:

         1. I have reviewed this amendment to the annual report on Form 10-K of Analytical Surveys, Inc.;

         2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment;

         3. Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment (the "Evaluation Date"); and

         c) presented in this amendment our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amendment whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. The undersigned was first employed by the Company in January 2003 and did not sign or certify the Company's annual report on Form 10-K. Notwithstanding anything to the contrary in this certification, the undersigned's certification is limited to the contents of this amendment to the company's Form 10-K.

Date: January 29, 2003


/s/  Lori A. Jones
-----------------------
Chief Financial Officer

                                 CERTIFICATIONS


I, J. Norman Rokosh, certify that:

         1. I have reviewed the this amendment on Form 10-K of Analytical Surveys, Inc.;

         2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment;

         3. Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment (the "Evaluation Date"); and

         c) presented in this amendment our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this amendment whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003



/s/     J. Norman Rokosh
------------------------
J. Norman Rokosh
President and CEO