Form 10-Q
period 2002-12-31
ANALYTICAL SURVEYS INC
filed 2003-02-14
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended
December 31, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
Commission File Number 0-13111

ANALYTICAL SURVEYS, INC.

(Exact name of registrant as specified in its charter)

Colorado (State of Incorporation)	84-0846389 (IRS Employer Identification Number)

11900 Crownpoint Drive San Antonio, Texas (Address of Principal Executive Offices)	78233 (Zip Code)

(210) 657-1500 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of February 10, 2003 was 823,965.

Part I

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,	September 30,
	2002	2002
	(Unaudited)
Assets
Current assets:
Cash	$2,846	3,114
Accounts receivable, net of allowance for doubtful accounts of $100 and $479	3,120	2,444
Revenue in excess of billings	7,184	8,915
Prepaid expenses and other	260	184

Total current assets	13,410	14,657

Equipment and leasehold improvements, at cost:
Equipment	6,405	6,296
Furniture and fixtures	484	484
Leasehold improvements	267	267

	7,156	7,047
Less accumulated depreciation and amortization	(6,347)	(6,201)

Net equipment and leasehold improvements	809	846

Total assets	$14,219	15,503

ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,	September 30,
	2002	2002
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$245	270
Billings in excess of revenue	961	887
Accounts payable and other accrued liabilities	1,698	2,214
Accrued payroll and related benefits	1,377	1,576

Total current liabilities	4,281	4,947
Long-term debt, less current portion	1,959	1,960

Total liabilities	6,240	6,907

Redeemable preferred stock; no par value. Authorized 2,500 shares; and 1,600 shares issued and outstanding at December 31 and September 30 (liquidation value $1,920 and $1,600 respectively)	1,000	800

Stockholders’ equity:
Common stock; no par value. Authorized 10,000 shares; 824 shares issued and outstanding at December 31 and September 30	33,039	33,039
Accumulated deficit	(26,060)	(25,243)

Total stockholders’ equity	6,979	7,796

Total liabilities and stockholders’ equity	$14,219	15,503

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2002	2001

Revenues	$4,285	5,635
Costs and expenses:
Salaries, wages and related benefits	2,596	4,106
Subcontractor costs	621	1,080
Other general and administrative	1,257	1,985
Depreciation	145	293
Severance and related costs	253	—

	4,872	7,464

Loss from operations	(587)	(1,829)

Other income (expense)
Interest expense, net	(50)	(174)
Other	40	24
Gain on extinguishment of debt	—	9,583

	(10)	9,433

Income (loss) before income taxes	(597)	7,604
Income taxes	—	—

Earnings (loss) before cumulative effect of a change in accounting principle	(597)	7,604
Cumulative effect of a change in accounting principle	—	(3,557)

Net earnings (loss)	(597)	4,047
Accretion of discount and dividends on preferred shares	(220)	—

Net earnings (loss) available to common shareholders	$(817)	4,047

Basic and diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(.99)	10.90
Cumulative effect of a change in accounting principle	$—	(5.10)

Net earnings (loss)	$(.99)	5.80

Weighted average outstanding common shares:
Basic	824	698
Diluted	824	698

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2002
(In thousands)
(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balances at September 30, 2002	824	$33,039	(25,243)	7,796
Net loss	—	—	(597)	(597)
Accretion of discount and dividends on preferred shares	—	—	(220)	(220)

Balances at December 31, 2002	824	$33,039	(26,060)	6,979

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2002	2001

Cash flow from operating activities:
Net earnings (loss)	$(597)	4,047
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	—	(9,583)
Cumulative effect of change in accounting principle	—	3,557
Depreciation	145	293
Changes in operating assets and liabilities:
Accounts receivable, net	(676)	2,931
Revenue in excess of billings	1,731	250
Income taxes	—	20
Prepaid expenses and other	(76)	267
Billings in excess of revenue	74	73
Accounts payable and other accrued liabilities	(536)	(545)
Accrued payroll and related benefits	(199)	(85)

Net cash provided by (used in) operating activities	(134)	1,225

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(108)	(28)

Cash flows from financing activities:
Principal payments on long-term debt	(26)	(1,499)

Net decrease in cash	(268)	(302)
Cash at beginning of period	3,114	1,351

Cash at end of period	$2,846	1,049

Supplemental disclosure of cash flow information:
Cash paid for interest	$21	185

Cash paid for (refunds of) income taxes	$24	(20)

Issuance of preferred stock to retire debt	$—	300

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in our annual report for the year ended September 30, 2002. The consolidated financial statements include the accounts of ASI and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of Analytical Surveys, Inc., and subsidiaries at December 31, 2002 and the results of their operations and cash flows for the three months ended December 31, 2002 and 2001.

All shares and per share amounts have been adjusted to reflect the Company’s one-for-ten reverse stock split effected in October 2002.

2. Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on the Company’s common stock, determined using the treasury stock method.

Potential dilutive common shares under the warrant agreement and stock option plans were not included in the calculation of diluted earnings per share as these shares were antidilutive. In addition, the conversion of 1,128,000 shares under the senior convertible debt agreement were antidilutive for the period they are outstanding. Basic and diluted weighted average outstanding common shares are the same at both December 31, 2002 and 2001. Accordingly, basic and diluted earnings per share are the same.

3. Comprehensive Income

The following are the components of comprehensive income (loss):

	Three Months Ended
	December 31,	December 31,
	2002	2001

Net earnings (loss)	$(597)	$4,047
Unrealized change in investment security	—	306

	$(597)	$4,353

4. Impact of Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations”. SFAS 141 is effective for all business combinations completed after June 30, 2001. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS

145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact on its financial statements other than the reclassification of debt extinguishment in the period ended December 31, 2001.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS 123”. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We intend to adopt SFAS No. 148 on April 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only the future disclosures, not the financial results of ASI.

5. Goodwill Impairment

We elected early adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of this election, we tested the carrying value of goodwill for impairment under the provisions of FASB No. 142 as of October 1, 2001. We determined the goodwill recorded at October 1, 2001 was primarily associated with indefinite lived intangible assets resulting from the acquisitions in the Utilities Division. The Company used the quoted market value of its stock on October 1, 2001 at a discounted value to reflect the lack of float in available shares and the going-concern issues at that date to determine the fair value of ASI as a whole. The fair value of the reporting units (i.e. individual offices) in the Utilities Division was determined by allocating the fair value of ASI by each reporting unit’s respective portion of our contract assets (i.e. accounts receivables and revenue in excess of billings). The fair value of each reporting unit was then compared to the net assets of the respective reporting unit (including allocated Corporate net assets) to determine if reporting unit level goodwill was impaired. We determined that impairment had occurred in each of the respective reporting units and that an impairment loss of $3.6 million should be reflected as a Cumulative Effect of a Change in Accounting Principle at October 1, 2001.

6. Debt

The Company’s debt is summarized as follows (in thousands).

	December 31,	September 30,
	2002	2002

Long-Term Debt
Note payable	$175	$175
Senior secured convertible note	1,850	1,833
Capital lease obligation	—	27
Other	179	195

	2,204	2,230
Less current portion	(245)	(270)

	$1,959	$1,960

On December 28, 2001, we completed a Waiver Agreement and Amendment No. 12 to Credit Agreement and Other Loan and Lease Documents (the “Agreement”) with our senior lenders providing our line-of-credit, note payable and capital lease obligation. Under the Agreement, these senior lenders accepted a cash payment of $1.25 million and non-convertible redeemable preferred stock with a face value of $3.2 million in payment of the $4.4 million line-of-credit and all but $3.0 million of the note payable. The Agreement provided for the remaining $3.0 million note payable to be reduced to zero with a cash payment of up to $875,000 by March 31, 2002 (later amended to April 2, 2002).

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note and warrants to purchase common stock. We used the proceeds to repay $700,000 to senior lenders, pay transaction expenses of approximately $95,000 and fund operations. Senior lenders accepted the $700,000 cash payment and a $175,000 unsecured promissory note in full satisfaction of the $3.0 million note payable outstanding at March 31, 2002.

The $175,000 unsecured promissory note matures on March 31, 2003 and bears annual interest at prime rate plus one percent (5.25% at December 31, 2002). The senior secured convertible note matures April 2, 2005, bears interest at an annual rate of five percent, but interest is not payable until maturity or may be converted to Common Stock as described below.

The senior secured convertible note has a face value of $2.0 million and is convertible at any time into common stock of ASI (Common Stock) at a price equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the 3 trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $4.00 per share, ASI would issue 500,000 shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is to be paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of ASI. For illustration only, if the note had been converted on December 31, 2002, the conversion price would have been $0.77 and 2,694,545 shares of common stock would have been issued to the note holder.

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

If, at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if ASI issues shares of Common Stock at a price of less than $4.00 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase. For illustration only, if the warrant had been exercised on December 31, 2002, the exercise price would have been adjusted to $0.8855 per share for a total exercise price of $442,750 for all shares.

Under the terms of the note and related purchase agreement, we are required to register the shares underlying the note and warrants by February 28, 2003. We have requested an extension of the date from the holder of the note. Also, ASI is generally restricted from issuing additional equity securities without the Holder’s consent, and the Holder has a right of first refusal as to certain subsequent financings.

As part of the transaction, the Holder effectively was granted the opportunity to appoint a majority of ASI’s board of directors and, as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI. The carrying value of the senior secured convertible note is $1.85 million at December 31, 2002 and represents the cash received of $2.0 million less the estimated fair value of the warrants of $200,000 which was recorded in common stock. The carrying value of the senior secured convertible note is being accreted to the face amount by charges to interest expense through the maturity date.

The agreement with senior lenders resulted in a gain on extinguishment of debt in the three months ended December 31, 2001, which is calculated as follows (in thousands):

Outstanding debt:
Line-of-credit	$4,400
Note payable	9,733

Total	14,133

Less:
Cash paid	(1,250)
Fair value preferred stock (See Note 4)	(300)
Remaining note payable	(3,000)

Gain on extinguishment of debt	$9,583

Total tax expense for fiscal year 2002 was projected to be zero and accordingly, no income taxes have been recorded related to the results from operations.

7. Redeemable Preferred Stock

Pursuant to the agreement with senior lenders described in Note 5, on December 28, 2001, we issued preferred stock in the form of 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. Until December 28, 2003, we are entitled to redeem the shares at $1.20 per share ($1.8 million), and the redemption price increases $.20 per year until the fifth anniversary, or December 28, 2006, at which time the shares must be redeemed at a price of $2.00 per share. The Agreement calls for a mandatory payment toward the redemption price of $800,000 on December 28, 2004. The preferred stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.

The carrying value for Preferred Stock is $1 million at December 31, 2002. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that took into account market conditions for similar securities, the current economic climate and our financial condition and performance as major factors. Accretion is effected by a charge to retained earnings, and the rate of accretion approximates the interest method.

8. Segment Information

Management evaluates operations and makes key strategic and resource decisions based on operating results of its individual production centers. In previous years, we made these decisions based on its two different operating segments: the Utilities Division which uses its industry expertise and proprietary GIS systems for data conversion for electric, gas and water management utility customers; and the Land Division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. We have completed a majority of our contracts in the land division and our primary focus is now on our utilities division operations. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We have presented segment data for fiscal year 2002 for comparative purposes.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).

	Utilities	Utilities	Utilities	Total		Non-
	Location	Location	Location	Utilities	Land	Segment	Total

	A	B	C
Three months ended
December 31, 2002
Operations
Revenues	$2,367	1,874	104	4,285	—	—	4,285
Loss from operations	(516)	197	(15)	(334)	(253)	—	(587)
Interest expense, net	—	—	—	—	—	(50)	(50)
Other	—	—	—	—	—	40	40

Net loss							(597)

Assets at December 31, 2002
Segment assets	$9,379	1,613	87	11,079	—	—	11,079
Non-segment assets	—	—	—	—	—	—	3,140

Consolidated assets							14,219

	Utilities	Utilities	Utilities	Total		Non-
	Location	Location	Location	Utilities	Land	Segment	Total

	A	B	C
Three months ended December 31, 2001
Operations
Revenues	$2,607	2,108	550	5,265	370	—	5,635
Loss from operations	(500)	17	(630)	(1,113)	(716)	—	(1,829)
Interest expense, net	—	—	—	—	—	(174)	(174)
Other	—	—	—	—	—	9,604	9,604
Cumulative effect of a change in accounting principle	—	—	—	—	—	(3,557)	(3,557)

Net earnings							4,047

Assets at September 30, 2002
Segment assets	$9,185	2,858	118	12,161	—	—	12,161
Non-segment assets	—	—	—	—	—	3,342	3,342

Consolidated assets							15,503

9. Litigation and Other Contingencies

We have been named with certain former directors, as defendants in an action that was filed on September 20, 2000, by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claimed that ASI violated the Colorado Wage Claim Act and breached contractual obligations. The suit also claimed that ASI has breached an obligation to indemnify Mr. Corder in connection with a previous securities lawsuit against ASI and other defendants, including Mr. Corder. On July 23, 2002, we entered into a Settlement Agreement and Mutual General Release to settle the lawsuit. The settlement provided for, among other things, the payment of approximately $200,000 to Mr. Corder by ASI and its insurance carrier, the mutual release of present or future actions, suits or claims, and a waiver by Mr. Corder of any claims for indemnification for any present or future actions, suits or claims arising out of his employment. Pursuant to the settlement, the litigation has been dismissed.

Two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy

Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with our acquisition of Cartotech, Inc., in June 1998. The four defendants have sent to us written demands for indemnification. We have no further obligation to indemnify Mr. Corder as specified in the Settlement Agreement described above. We have notified our insurance carrier of these claims and have requested coverage. In response, the insurance carrier has reserved its rights to deny or limit coverage. Recently the court denied defendants’ motions to dismiss. We expect some or all of the defendants intend to seek a stay of this litigation pending an outcome in the arbitration between ASI and the plaintiffs described in the following paragraph.

On June 26, 2002, The Epner Family Limited Partnership and the Braverman Limited Partnership (“Claimants”) initiated arbitration proceedings against ASI. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of ASI. In the Statement of Claim they filed with the American Arbitration Association, Claimants allege that certain representations and warranties made by ASI in the Cartotech merger agreement were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They allege that the restatement of our financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. Claimants assert that we violated the Texas Securities Act and the Indiana Securities Act. They also allege that we breached warranties in the merger agreement. The Claimants seek “recission or damages” in the “principal amount” of “approximately $5,546,533,” which allegedly is the net loss in value of the Company stock they received in the merger, and attorneys’ fees. We have filed a response to the Claimants’ Statement of Claim denying its material allegations and intend to vigorously assert defenses. The arbitration hearing is presently scheduled to occur in September, 2003.

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs, interest and attorneys’ fees. We have responded to the lawsuit and deny all claims in the action. The parties have not yet begun discovery. We intend to vigorously defend this lawsuit.

On January 23, 2002, we announced that the Securities and Exchange Commission has commenced a formal investigation of ASI, certain of our former officers, directors and others in connection with our accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, we restated earnings for the fiscal year ended September 30, 1999. We continue to cooperate fully with the SEC in this investigation.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

10. Concentration of Credit Risk

At December 31, 2002, we had multiple contracts with three customers that represented 70% (49%, 11% and 10%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these three customers for the fiscal quarter ended December 31, 2002 were 37% (16%, 6% and 15%, respectively) of total revenue. Additionally, for the quarter ended December 31, 2002, two other customers comprised another 26% of total revenues. At September 30, 2002, these customers represented 72% (43%, 17% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

11. Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2002, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and does not currently have a line of credit in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. Our senior secured convertible note also has certain immediate call provisions that are outside of our control, which if triggered and exercised, would make it difficult for us to meet these debt payments. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ASI for profitable operations. Financial steps included restructuring our bank debt through the issuance of preferred stock and convertible debt, subsequent collection of a federal income tax refund and sale of non-core assets. Operational steps included the consolidation of production services to two solution centers, reduction of corporate and non-core spending activities, outsourcing certain components of projects and deploying a new sales and marketing team.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, management believes that its continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet its obligations in a timely manner.

12. Nasdaq Delisting

On December 27, 2002, we were notified by Nasdaq that our common stock has not maintained a minimum market value of publicly held shares of $1,000,000 as required for continued inclusion on the Nasdaq SmallCap Market by Marketplace Rule 4310(c)(7). We have been provided until March 27, 2003, to regain compliance. If, at any time before March 27, 2003, the market value of our publicly held shares is $1,000,000 or more for a minimum of 10 consecutive trading days, we will regain compliance. If compliance cannot be demonstrated by March 27, 2003, our securities will be delisted. At that time, we may appeal Nasdaq’s determination to a Listing Qualifications Panel. However, there can be no assurance the Panel would grant our request for continued listing.

Additionally on February 3, 2002 we were notified by Nasdaq that our stock price has fallen below Nasdaq’s minimum bid price of $1.00. We have 180 days or until August 4, 2003 to regain compliance. If, at anytime before August 4, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days we will regain compliance with the minimum bid price requirements. If compliance cannot be demonstrated by March 27, 2003, our securities will be delisted. At that time, we may appeal Nasdaq’s determination to a Listing Qualifications Panel. However, there can be no assurance the Panel would grant our request for continued listing.

On January 17, 2003, Tonga partners, L.P., the Company’s controlling beneficial shareholder, has waived its right to accelerate ASI’s obligations under the senior secured convertible note payable to Tonga in the event that ASI’s Nasdaq listing is not maintained. (See Note 6)

Item 2. Management’s Discussion and Analysis and Results of Operations.

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-Q, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “INTEND” AND “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY’S STRATEGY, FUTURE SALES, FUTURE EXPENSES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF

THIS FORM 10-Q, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-Q. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1. BUSINESS—“RISK FACTORS” AND ELSEWHERE IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K, WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US, OR PERSONS ACTING ON OUR BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

OVERVIEW

ASI, founded in 1981, is a provider of data conversion and digital mapping services to users of customized geographic information systems.

We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of our contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs. We recognize losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

We experience annual and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period. We utilize InfoTech Enterprises Ltd., an India-based company, for a significant percentage of our production services.

Backlog increases when new contracts are signed and decreases as revenues are recognized. Changes in macroeconomic and industry market conditions first encountered in fiscal 2000 and have continued through fiscal 2002 and into 2003, and have resulted in a reduction of timely order flow. As of December 31, 2002, our backlog was $17.4 million as compared with $19.5 million at September 30, 2002. We believe these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, our adverse financial results for fiscal years 2001 and 2002 and increased competition from companies with offshore operations.

We have been awarded several projects that are greater than $2 million or longer than two years in duration, which can increase our risk due to inflation, as well as changes in customer expectations and funding availability. Our contracts are generally terminable on short notice, and while in our experience such termination is rare, there is no assurance that we will receive all of the revenue anticipated under signed contracts.

We engage in research and development activities. The majority of these activities occur as we develop software or design a product for a particular contract. These efforts are typically included as an integral part of our services for the particular project and, accordingly, the associated costs are charged to that project. Such custom-designed software can often be applied to projects for other customers. These amounts are not included in research and development expenses but are expensed as incurred as part of contract costs. We retain ownership of such proprietary software or products.

We continued to streamline our operations throughout fiscal year 2002. We reduced our four main production centers to two centers. In the quarter ending March 31, 2002, we completed the consolidation of our Cary, North Carolina, facility into our Texas and Wisconsin solution centers. The principal activity of the North Carolina facility had been cadastral and photogrammetric mapping. In the quarter ending September 30, 2002, we completed the consolidation and relocation of our Indiana staff to smaller, lower cost facilities. Finally, on January 2, 2003, we relocated our headquarters to our facility in San Antonio, Texas. We currently employ approximately 200 full-time employees.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended
	December 31
	2002	2001

PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%
Costs and expenses
Salaries, wages and related benefits	60.6	72.9
Subcontractor costs	14.5	19.1
Other general and administrative	29.3	35.2
Depreciation and amortization	3.4	5.2
Severance and related costs	5.9	—

Loss from operations	(13.7)	(32.4)
Other expense, net	(0.2)	(2.7)
Gain on extinguishment of debt	—	170.0

Loss before income taxes	(13.9)	134.4
Income tax benefit	—	—

Income (loss) before cumulative change in accounting principle	(13.9)	134.9
Cumulative effect of change in accounting principle	—	(63.1)

Net earnings (loss)	(13.9)	71.8
Accretion of discount and dividends on preferred shares	(5.2)	—

Net earnings (loss) available to common shareholders	(19.1)%	71.8%

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUES. We recognize revenues as services are performed. Revenues decreased $1.3 million to $4.3 million for the first three months of fiscal 2003 from $5.6 million for the first three months of fiscal 2002 as a result of a lower level of new contract signings during fiscal 2002. We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels in information technology products and services both in general and specific to the GIS industry.

SALARIES, WAGES AND RELATED BENEFITS. Salaries, wages and related benefits includes employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 36.8% to $2.6 million for the first three months of fiscal 2003 from $4.1 million for the first three months of fiscal 2002, as a result of reductions in our workforce. The reductions in the workforce were a result of reduced anticipated revenue volume and our decision to subcontract a portion of our production work to offshore subcontractors. As a percentage of revenues, salaries, wages and related benefits decreased to 60.6% for the first three months of fiscal 2003 from 72.9% for the first three months of fiscal 2002. We anticipate we will be able to realize additional efficiencies in labor costs with the relocation of our corporate headquarters to San Antonio.

SUBCONTRACTOR COSTS. Subcontractor costs includes production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 42.5% to $621,000 for the first three months of fiscal 2003 from $1.1 million for the first three months of fiscal 2002. This decrease was due to a decline in the number and size of customer contracts and completing backlog that utilized subcontractor labor. Subcontractor costs decreased as a percentage of revenues to 14.5% for the first three months of fiscal 2003 from 19.1% for the first three months of fiscal 2002.

OTHER GENERAL AND ADMINISTRATIVE COSTS. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 36.7% to $1.3 million for the first three months of fiscal 2003 from $2.0 million for the first three months of fiscal 2002, as a result of reductions in workforce and general cost cutting measures. As a percentage of revenues, other general and administrative costs decreased to 29.3% for the first three months of fiscal 2003 from 35.2% for the first three months of fiscal 2002. We anticipate we will be able to achieve additional reductions in general and administrative costs as a result of the relocation of our corporate headquarters to San Antonio.

DEPRECIATION. Depreciation decreased $148,000 to $145,000 from $293,000 for the first three months of fiscal 2002 due to older equipment becoming fully depreciated. As a percentage of revenues, depreciation decreased to 3.4% for the first three months of fiscal 2003 from 5.2% in the first three months of fiscal 2002.

SEVERANCE AND RELATED COSTS. We incurred severance expense of $253,000 in the three month period ended December 31, 2002, the majority of which we paid in cash in 2003. There was no comparable charge in the same period of fiscal 2001. We anticipate we will incur severance expense approximating $100,000 in fiscal 2003 in relation to one specific non-executive officer’s contract.

OTHER EXPENSE, NET. Other expense, net, is comprised primarily of net interest expense. Net interest expense decreased 71.3% to $50,000 for the first three months of fiscal 2003 from

$174,000 for the first three months of fiscal 2002, as a result of decreased borrowings outstanding and lower interest rates.

INCOME TAXES. Total tax expense for fiscal year 2003 is projected to be zero and based on this an effective tax rate of 0% was recorded for the three months ended December 31, 2002. Also, as a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three months ended December 31, 2002 and for the same period ending December 31, 2001.

GAIN ON EXTINGUISHMENT OF DEBT. The gain of $9.6 million in the first three months of fiscal 2002 represents the debt forgiveness related to a $1.25 million cash payment and the issuance of a non-convertible preferred stock with a fair value of $300,000 to fully retire debt of $11.1 million under our debt agreement in place as of December 28, 2001.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. We elected early adoption of FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets, as of October 1, 2001. We determined that goodwill had been significantly impaired under the provisions of FASB 142 and we consequently recognized a loss of $3.6 million as the cumulative effect of this change in accounting principle during the first three months of fiscal 2002.

NET EARNINGS (LOSS). Net loss of $597,000 in the first three months of fiscal 2003 is a decrease of $4.6 million compared to the $4.0 million net earnings from the same period of fiscal 2002. As discussed above, non-operational items including the $9.6 million extraordinary gain in the first three months of fiscal 2002 accounted for a substantial portion of the variance.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. Though we did not have a working capital line-of-credit as of December 31, 2002, other borrowings consisted of a $1.85 million senior secured convertible note and $175,000 unsecured promissory note.

The $175,000 unsecured promissory note matures on March 31, 2003 and bears interest at prime rate plus one percent (5.25% at December 31, 2002). The $1.85 million senior secured convertible note, which has a face value of $2.0 million maturing April 2, 2005, bears interest at an annual rate of five percent, but interest is not payable until maturity or may be converted to Common Stock as described below.

The senior secured convertible note is convertible at any time into common stock of ASI (Common Stock) at a price equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the 3 trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $4.00 per share, ASI would issue 500,000 shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is to be paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of ASI. For illustration only, if the note had been converted on December 31, 2002, the conversion price would have been $0.77 and 2,694,545 shares of common stock would have been issued to the note holder.

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

If at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if ASI issues shares of Common Stock at a price of less than $4.00 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase. For illustration only, if the warrant had been exercised on December 31, 2002, the exercise price would have been adjusted to $0.8855 per share for a total redemption price of $442,750 for all shares.

Under the terms of the note and related purchase agreement, we are required to register the shares underlying the note and warrants by February 28, 2003. We are in discussions with the note holder to extend or waive this requirement. Also, we are generally restricted from issuing additional equity securities without the Holder’s consent, and the Holder has a right of first refusal as to certain subsequent financings.

As part of the transaction, the Holder effectively was granted the opportunity to appoint a majority of our board of directors and, as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI.

On December 28, 2001, we issued 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. We are entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. The agreement calls for a mandatory payment of $800,000 by the third anniversary. The preferred stock earns a dividend at the annual rate of 5.00% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since fiscal 2000, we have experienced significant operating losses with corresponding reductions in working capital. Our revenues and backlog decreased significantly during that time. These factors among others have resulted in our independent auditors issuing an audit opinion in the September 30, 2002, financial statements which emphasized substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position the Company for profitable operations. In 2002, we restructured our bank debt through the issuance of preferred stock and convertible debt, collected a federal income tax refund and sold the Colorado based facility. We consolidated our production operations to two solution centers, reduced corporate and non-core spending activities, and outsourced certain components of projects. We deployed a new sales and marketing team and relocated the corporate headquarters to our San Antonio, Texas, facility.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet its obligations in a timely manner.

Our cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an “account receivable” is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. “Revenues in excess of billings” occur when we perform under a contract even though a billing event has not been triggered. “Billings in excess of revenues” occur when we receive an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by ASI in its business, affect our cash flow as projects are signed, performed, billed and collected. At December 31, 2002, we had multiple contracts with three customers that represented 70% (49%, 11% and 10%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. At September 30, 2002, these customers represented 72% (43%, 17% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

Net cash used by our operating activities was $134,000 for the first three months of fiscal 2003, compared to net cash of $1.2 million provided in the same period in fiscal 2002. We collected a significant amount of cash related to accounts receivable in the fiscal 2002 quarter.

Cash used by investing activities for the first three months of fiscal year 2003 was $108,000 and $28,000 in the same period in fiscal 2002. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash used by financing activities for the first three months of fiscal year 2003 was $26,000 as compared to $1.5 million used by financing activities for the first three months of fiscal 2002. Financing activities consisted primarily of net borrowings and payments under lines-of-credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION. We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. The estimation process requires significant subjective judgments on the costs over the life of the contract, which are in advertently uncertain. The duration of the contracts and the technical challenges included in certain contracts affect our ability to estimate costs precisely. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of the our contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by many factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs. The Company recognizes losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred. If we underestimate the total cost to complete a project we would recognize a disproportionately high amount of revenue in the earlier stages of the contract, which would result in a disproportionately high profit margins in the same period. This could also result in the recognition of losses in the final stages of the contract. Conversely, if we overestimate the cost to complete a project, a disproportionately low amount of revenue would be recognized in the early stages of a contract.

VALUATION OF ACCOUNTS RECEIVABLE. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We routinely assess the financial condition of our customers and the markets in which these customers participate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. This could negatively affect our operating results.

LITIGATION. We are subject to various claims, lawsuits and administrative proceedings. Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel. When the estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS 5, amounts are recorded as charges to net earnings. The ultimate resolution of exposure to ASI may change as further facts and circumstances become known.

INCOME TAXES. The year 2002 was the first year out of the last three in which we have reported net income (and taxable income). These prior year losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $16.7 million as of September 30, 2002.

Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to our recent history of unprofitable operations and to the continuing uncertainties surrounding our future operations as discussed above, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

It is possible, however, that we could be profitable in the future at levels which might cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 40% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

TABLE OF CONTRACTUAL OBLIGATIONS

Below is a schedule (by period due) of the future payments that we are obligated to make based on agreements in place as of December 31, 2002, (in thousands):

	Nine months
	Ending
	September 30		Fiscal year ending September, 30
	2003	2004	2005	2006	2007	Total

Operating Leases	$279	$28	$1	—	—	$308
Debt	225	74	2,053	—	—	2,352
Preferred Stock Redemption	—	—	800	—	1,851	2,651

Total	$504	$102	$2,854	—	1,851	$5,311

LITIGATION

We are a party to various litigation matters which are described in detail in Note 8 to our Financial Statement included herein and in Part II, Item 1 of this quarterly report on Form 10-Q. We have incurred significant expenses and expect to incur additional expenses related to these matters. We have recorded expenses we have incurred to date in the accompanying financial statements. The outcome of these matters cannot currently be determined nor can we forecast an estimate of the financial impact of any outcome. Further, we may be entitled to recover a portion of our expenses, as well as a portion of any damages or judgments that may ultimately be imposed against us, from our insurance carriers, although we cannot assure that such coverage will be provided.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques are used for speculative or trading purposes and the amounts involved are not considered material. We did not utilize any such techniques during the current reporting period, but may employ such techniques in future periods.

Item 4. Controls and Procedures.

Within the 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of ASI’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c))

and have concluded that the disclosure controls and procedures were adequate and designed to ensure that material information relating to ASI which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of this evaluation, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Part II

Item 1. Legal Proceedings.

We have been named with certain former directors, as defendants in an action that was filed on September 20, 2000, by Sidney V. Corder, the former President, Chief Executive Officer and Director of the Company. The suit claimed that ASI violated the Colorado Wage Claim Act and breached contractual obligations. The suit also claimed that ASI has breached an obligation to indemnify Mr. Corder in connection with a previous securities lawsuit against ASI and other defendants, including Mr. Corder. On July 23, 2002, we entered into a Settlement Agreement and Mutual General Release to settle the lawsuit. The settlement provided for, among other things, the payment of approximately $200,000 to Mr. Corder by ASI and its insurance carrier, the mutual release of present or future actions, suits or claims, and a waiver by Mr. Corder of any claims for indemnification for any present or future actions, suits or claims arising out of his employment. Pursuant to the settlement, the litigation has been dismissed.

Two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with our acquisition of Cartotech, Inc., in June 1998. The four defendants have sent to us written demands for indemnification. We have no further obligation to indemnify Mr. Corder as specified in the Settlement Agreement described above. We have notified our insurance carrier of these claims and have requested coverage. In response, the insurance carrier has reserved its rights to deny or limit coverage. Recently the court denied defendants’ motions to dismiss. We expect some or all of the defendants intend to seek a stay of this litigation pending an outcome in the arbitration between ASI and the plaintiffs descended in the following paragraph.

On June 26, 2002, The Epner Family Limited Partnership and the Braverman Limited Partnership (“Claimants”) initiated arbitration proceedings against ASI. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of ASI. In the Statement of Claim they filed with the American Arbitration Association, Claimants allege that certain representations and warranties made by ASI in the Cartotech merger agreement were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They allege that the restatement of our financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. Claimants assert that we violated the Texas Securities Act and the Indiana Securities Act. They also allege that we breached warranties in the merger agreement. The Claimants seek “recission or damages” in the “principal amount” of “approximately $5,546,533,” which allegedly is the net loss in value of the Company stock they received in the merger, and attorneys’ fees. We have filed a response to the Claimants’ Statement of Claim denying its material allegations and intend to vigorously assert defenses. The arbitration hearing is presently scheduled to occur in September 2003.

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002 seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs, interest and attorneys’ fees. We have responded to the lawsuit and deny all claims in the action. The parties have not yet begun discovery. We intend to vigorously defend this lawsuit.

On January 23, 2002, we announced that the Securities and Exchange Commission has commenced a formal investigation of ASI, certain of our former officers, directors and others in connection with our accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, we restated earnings for the fiscal year ended September 30, 1999. We continue to cooperate fully with the SEC in this investigation.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.	Employment Agreement dated January 20, 2003, by and between Analytical Surveys, Inc. and Lori Jones.

(b) Reports on Forms 8-K:

Current Report on Form 8-K filed on November 25, 2002 announcing the Company’s relocation of its corporate headquarters

Current Report on Form 8-K filed on December 19, 2002 furnishing the certification required under 18.U.S.C.1350 from the Company’s Chief Executive Office and Chief Financial Officer

Current Report on Form 8-K filed on December 20, 2002 announcing the Company’s Fourth Quarter and Year End Results

Current Report on Form 8-K filed on December 31, 2002 announcing the Company’s receipt of notice of potential delisting from Nasdaq.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Analytical Surveys, Inc. (Registrant)

Date:	February 14, 2003	/s/ J. Norman Rokosh

J. Norman Rokosh
President and Chief Executive Officer

Date:	February 14, 2003	/s/ Lori A. Jones

Lori A. Jones
Chief Financial Officer

CERTIFICATIONS

I, Lori A. Jones, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Analytical Surveys, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the registrant’s have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee the registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Lori A. Jones Lori A. Jones Chief Financial Officer

CERTIFICATIONS

I, J. Norman Rokosh, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Analytical Surveys, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the registrant’s have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ J. Norman Rokosh J. Norman Rokosh President and CEO

Exhibit Index

Exhibit
No.	Description

10.	Employment Agreement dated January 20, 2003, by and between Analytical Surveys, Inc. and Lori Jones.