Form 10-Q
period 2003-03-31
ANALYTICAL SURVEYS INC
filed 2003-05-15
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13111

ANALYTICAL SURVEYS, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0846389 (IRS Employer Identification Number)

11900 Crownpoint Drive, San Antonio, Texas 78233
(Address of principal executive offices)

(210) 657-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of May 6, 2003, was 823,965.

Part I

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	September 30,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash	$2,422	3,114
Accounts receivable, net of allowance for doubtful accounts of $100 and $479	2,263	2,444
Revenue in excess of billings	6,792	8,915
Prepaid expenses and other	70	184

Total current assets	11,547	14,657

Equipment and leasehold improvements, at cost:
Equipment	5,192	6,296
Furniture and fixtures	484	484
Leasehold improvements	267	267

	5,943	7,047
Less accumulated depreciation and amortization	(5,241)	(6,201)

Net equipment and leasehold improvements	702	846

Total assets	$12,249	15,503

ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	September 30,
	2003	2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$71	270
Billings in excess of revenue	585	887
Accounts payable and other accrued liabilities	1,248	2,214
Accrued payroll and related benefits	1,110	1,576

Total current liabilities	3,014	4,947
Long-term debt, less current portion	1,957	1,960

Total liabilities	4,971	6,907

Redeemable preferred stock; no par value. Authorized 2,500 shares; 1,600 shares issued and outstanding at March 31 and September 30 (liquidation value $1,920 and $1,600 respectively)	1,150	800

Stockholders’ equity:
Common stock; no par value. Authorized 10,000 shares; 824 shares issued and outstanding at March 31 and September 30	33,039	33,039
Accumulated deficit	(26,911)	(25,243)

Total stockholders’ equity	6,128	7,796

Total liabilities and stockholders’ equity	$12,249	15,503

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Revenues	$3,672	4,968	7,957	10,604
Costs and expenses
Salaries, wages and related benefits	2,402	3,526	4,998	7,632
Subcontractor costs	453	806	1,074	1,886
Other general and administrative	1,265	1,313	2,522	3,298
Depreciation and amortization	130	252	275	546
Severance and related costs	54	—	307	—

	4,304	5,897	9,176	13,362

Loss from operations	(632)	(929)	(1,219)	(2,758)

Other income (expense)
Interest expense, net	(44)	(52)	(93)	(226)
Other	13	(3)	52	21
Gain on extinguishment of debt	—	—	—	9,583

	(31)	(55)	(41)	9,378

Income (loss) before income taxes	(663)	(984)	(1,260)	6,620
Income tax expense (benefit)	14	(1,240)	14	(1,240)

Earnings (loss) before cumulative effect of a change in accounting principle	(677)	256	(1,274)	7,860
Cumulative effect of a change in accounting principle	—	—	—	(3,557)

Net earnings (loss)	(677)	256	(1,274)	4,303
Accretion of discount and dividends on preferred shares	(174)	(100)	(394)	(100)

Net earnings (loss) available to common shareholders	$(851)	156	(1,668)	4,203

Basic and diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(1.03)	0.22	(2.02)	11.05
Cumulative effect of a change in accounting principle	$—	—	—	5.00

Net earnings (loss)	$(1.03)	0.22	(2.02)	5.91

Weighted average common shares:
Basic	824	725	824	711
Diluted	824	725	824	711

See accompanying notes to consolidated financial statements

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended March 31, 2003
(In thousands)
(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balances at September 30, 2002	824	$33,039	(25,243)	7,796
Net loss	—	—	(1,274)	(1,274)
Accretion of discount and dividends on preferred shares	—	—	(394)	(394)

Balances at March 31, 2003	824	$33,039	(26,911)	6,128

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2003	2002

Cash flow from operating activities:
Net earnings (loss)	$(1,274)	4,303
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	—	(9,583)
Cumulative effect of change in accounting principle	—	3,557
Depreciation	275	546
Changes in operating assets and liabilities:
Accounts receivable, net	181	3,515
Revenue in excess of billings	2,122	(136)
Income taxes	—	(1,102)
Prepaid expenses and other	115	302
Billings in excess of revenue	(302)	(106)
Accounts payable and other accrued liabilities	(966)	(284)
Accrued payroll and related benefits	(466)	(196)

Net cash provided by (used in) operating activities	(315)	816

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(131)	(105)

Cash flows used in financing activities:
Principal payments on long-term debt, net	(246)	(1,682)

Net decrease in cash	(692)	(971)
Cash at beginning of period	$3,114	1,351

Cash at end of period	$2,422	380

Supplemental disclosure of cash flow information:
Cash paid for interest	$17	195

Issuance of preferred stock to retire debt	$—	300

Issuance of common stock in litigation settlement	$—	211

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in our annual report for the year ended September 30, 2002. The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of ASI, and its subsidiaries at March 31, 2003 and the results of their operations and cash flows for the three and six months ended March 31, 2003 and 2002.

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

Potential dilutive common shares under the warrant agreement and stock option plans were not included in the calculation of diluted earnings per share as these shares were antidilutive. In addition, the conversion of 1,128,000 shares under the senior convertible debt agreement is antidilutive for the period they are outstanding. Basic and diluted weighted average outstanding common shares are the same at both March 31, 2003 and 2002. Accordingly, basic and diluted earnings per share are the same.

3. Comprehensive Income

The following are the components of comprehensive income (loss):

	Three Months Ended
	March 31,	March 31,
	2003	2002

Net earnings (loss)	$(677)	$256
Unrealized change in investment security	—	200

	$(677)	$456

The following are the components of comprehensive income (loss):

	Six Months Ended
	March 31,	March 31,
	2003	2002

Net earnings (loss)	$(1,274)	$4,303
Unrealized change in investment security	—	506

	$(1,274)	$4,809

4. Impact of Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. Adoption of SFAS 145 did not have a material impact on the Company’s financial statements other than the reclassification of debt extinguishment in the periods ended March 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS 123”. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 on April 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only the disclosures, not the financial results of ASI. See Note 8.

5. Goodwill Impairment

We elected early adoption of FASB Statement No. 142, “Goodwill and Other Intangible Assets” as of October 1, 2001. As a result of this election, we determined that impairment had occurred and recorded an impairment loss of $3.6 million which is reflected as a Cumulative Effect of a Change in Accounting Principle at October 1, 2001.

6. Debt

The Company’s debt is summarized as follows (in thousands).

	March 31,	September 30,
	2003	2002

Long-Term Debt
Note payable	$—	$175
Senior secured convertible note	1,867	1,833
Capital lease obligation	—	27
Other	161	195

	2,028	2,230
Less current portion	(71)	(270)

	$1,957	$1,960

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

On March 31, 2003, we paid the $175,000 unsecured promissory note in full together with interest totaling $10,048. The senior secured convertible note matures April 2, 2005 and bears interest at an annual rate of five percent. Interest is not payable until maturity or may be converted to Common Stock as described below.

The senior secured convertible note has a face value of $2.0 million and is convertible at any time into common stock of ASI (“Common Stock”) at a price equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $4.00 per share, ASI would issue 500,000 shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is to be paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of ASI. For illustration only, if the note had been converted on May 1, 2003, the conversion price would have been $1.32 and 1,590,909 shares of Common Stock would have been issued to the note holder.

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

If, at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if we issue shares of Common Stock at a price of less than $4.00 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase. For illustration only, if the warrant had been exercised on May 1, 2003, the exercise price would have been adjusted to $1.52 per share (115% of $1.32) for a total exercise price of $760,000 for all 500,000 shares.

Under the terms of the note and related purchase agreement and pursuant to an extension granted by the Holder, we are required to register the shares underlying the note and warrants by August 28, 2003. We are generally restricted from issuing additional equity securities without the Holder’s consent, and the Holder has a right of first refusal as to certain subsequent financings.

As part of the transaction, the Holder effectively was granted the opportunity to appoint a majority of our board of directors and, as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI.

The carrying value of the senior secured convertible note is $1.87 million at March 31, 2003 and represents the cash received of $2.0 million less the estimated fair value of the warrants of $200,000 which was recorded in Common Stock. The carrying value of the senior secured convertible note is being accreted to the face amount by charges to interest expense through the maturity date.

The Agreement resulted in a gain on extinguishment of debt in the quarter ended December 31, 2001, which is calculated as follows (in thousands):

Outstanding debt:
Line-of-credit	$4,400
Note payable	9,733

Total	14,133

Less:
Cash paid	(1,250)
Fair value preferred stock (See Note 4)	(300)
Remaining note payable	(3,000)

Gain on extinguishment of debt	$9,583

7. Redeemable Preferred Stock

Pursuant to the Agreement with senior lenders described in Note 6, on December 28, 2001, we issued preferred stock in the form of 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. Until December 28, 2003, we are entitled to redeem the shares at $1.20 per share ($1.8 million), and the redemption price increases $.20 per year until the fifth anniversary, or December 28, 2006, at which time the shares must be redeemed at a price of $2.00 per share. The Agreement calls for a mandatory payment toward the redemption price of $800,000 on December 28, 2004. The preferred stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.

The carrying value for the preferred stock is $1.15 million at March 31, 2003. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that took into account market conditions for similar securities, the current economic climate and our financial condition and performance as major factors. Accretion is effected by a charge to retained earnings, and the rate of accretion approximates the interest method.

8. Stockholders’ Equity and Stock Options

As permitted by SFAS No. 123, we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation expense related to our stock option plans is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148. This information has been estimated at the date of grant using the fair value method.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002
Net income (loss), as reported	$(851)	$156	$(1,668)	$4,203
Less: Pro forma option expense	(52)	(187)	(102)	(373)

Pro forma net income (loss)	$(903)	$(31)	$(1,770)	$3,830

Basic and diluted earnings (loss) per share, as reported:	$(1.03)	$0.22	$(2.02)	$5.91
Less: Pro forma option expense	$(0.07)	$(0.26)	$(0.13)	$(0.52)

Pro forma basic and diluted earnings (loss) per share	$(1.10)	$(0.04)	$(2.15)	$5.39

9. Segment Information

Management evaluates operations and makes key strategic and resource decisions based on operating results of our individual production centers. In previous years, we made these decisions based on our two different operating segments: the Utilities Division which uses its industry expertise and proprietary GIS systems for data conversion for electric, gas and water management utility customers; and the Land Division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. We have completed a majority of our contracts in the land division and our primary focus is now on our utilities division operations. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We have presented segment data for the three months and six months ended March 31, 2002 for comparative purposes.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).

	Utilities	Utilities	Utilities	Total		Non-
	Location	Location	Location	Utilities	Land	Segment	Total
	A	B	C

Three months ended March 31, 2003
Operations
Revenues	$2,120	1,439	113	3,672	—	—	3,672
Loss from operations	(691)	113	(1)	(579)	—	(53)	(632)
Interest expense, net	—	—	—	—	—	(44)	(44)
Other	—	—	—	—	—	(13)	(13)
Income tax expense	—	—	—	—	—	(14)	(14)

Net loss							(677)

Six months ended March 31, 2003
Operations
Revenues	4,487	3,253	217	7,957	—	—	7,957
Loss from operations	(1,209)	310	(14)	(913)	—	(306)	(1,219)
Interest expense, net	—	—	—	—	—	(93)	(93)
Other	—	—	—	—	—	52	52
Income tax expense	—	—	—	—	—	(14)	(14)

Net loss							(1,274)

Assets at March 31, 2003
Segment assets	$8,123	1,628	125	9,876	—	—	9,876
Non-segment assets	—	—	—	—	—	2,373	2,373

Consolidated assets							12,249

	Utilities	Utilities	Utilities	Total		Non-
	Location	Location	Location	Utilities	Land	Segment	Total
	A	B	C

Three months ended March 31, 2002
Operations
Revenues	$2,424	1,894	426	4,744	224	—	4,968
Loss from operations	(353)	34	57	(262)	(667)	—	(929)
Interest expense, net	—	—	—	—	—	(52)	(52)
Other	—	—	—	—	—	(3)	(3)
Income tax benefit	—	—	—	—	—	1,240	1,240

Net earnings							256

Six months ended March 31, 2002
Operations
Revenues	5,031	4,002	976	10,009	595	—	10,604
Loss from operations	(853)	51	(573)	(1,375)	(1,383)	—	(2,758)
Interest expense, net	—	—	—	—	—	(226)	(226)
Other	—	—	—	—	—	9,604	9,604
Income tax benefit	—	—	—	—	—	1,240	1,240
Cumulative effect of a change in accounting principle	—	—	—	—	—	(3,557)	(3,557)

Net earnings							4,303

Assets at September 30, 2002
Segment assets	$9,185	2,858	118	12,161	—	—	12,161
Non-segment assets	—	—	—	—	—	3,342	3,342

Consolidated assets							15,503

10. Litigation and Other Contingencies

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

Two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with ASI’s acquisition of Cartotech, Inc., in June 1998. The four defendants have sent to ASI written demands for indemnification. We have no further obligation to indemnify Mr. Corder as specified in the Settlement Agreement described above. We have notified our insurance carrier of these claims and have requested coverage. In response, the insurance carrier has reserved its rights to deny or limit coverage. Recently the court denied defendants’ motions to dismiss. Most of the defendants are seeking a stay of this litigation pending an outcome in the arbitration between ASI and the plaintiffs described in the following paragraph.

On June 26, 2002, the Claimants initiated arbitration proceedings against ASI. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of ASI. In the Statement of Claim they filed with the American Arbitration Association, Claimants allege that certain representations and warranties made by ASI in the Cartotech merger agreement were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They allege that the restatement of our financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. The Claimants allege that we violated the Texas Securities Act and the Indiana Securities Act and that we breached warranties in the merger agreement. The Claimants seek “recission or damages” in the “principal amount” of approximately $5,546,533, which they allege to be the net loss in value of our Common Stock which they received in the merger, and attorneys’ fees. We have filed a response to the Claimants’ Statement of Claim denying their material allegations. We intend to vigorously assert defenses. The arbitration hearing is presently scheduled to occur in September 2003.

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

On January 23, 2002, we announced that the Securities and Exchange Commission has commenced a formal investigation of ASI, certain of our former officers, directors and others in connection with our accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, we restated earnings for the fiscal year ended September 30, 1999. We are currently in settlement discussions with the SEC, which involve the entry of a consent order that would not impose a fine, make a finding of fraud against the company, or seek any injunction.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

11. Concentration of Credit Risk

At March 31, 2003, we had multiple contracts with two customers that represented 68% (53%, and 15%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these customers for the fiscal quarter ended March 31, 2003 were 37% (15% and 22%, respectively) of total revenue. Additionally, for the quarter ended March 31, 2003, two other customers comprised another 39% of total revenues. Revenues from these customers for the six months ended March 31, 2003 were 34% (16% and 18%, respectively) of total revenue, and two other customers comprised another 32% of total revenues in the same six month period. At September 30, 2002, three customers represented 72% (43%, 17% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

12. Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2002, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and we do not currently have a line of credit in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. Our senior secured convertible note also has certain immediate call provisions that are outside of our control, which if triggered and exercised, would make it difficult for us to meet accelerated debt payments. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ASI for profitable operations. In 2002, we improved our working capital position by reducing our bank debt through the issuance of preferred stock and convertible debt and with the collection of a $1.2 million federal income tax refund. The consolidation of our production operations to two solution centers has resulted in lower general and administrative costs and improved operating efficiencies. Additionally, the relocation of our corporate headquarters has resulted in additional savings realized with a smaller corporate staff and efficiencies in occupancy and travel related expenses. Our sales and marketing team is pursuing market opportunities in both our traditional digital mapping and newly launched data management initiatives. We continue to focus on cost control as we develop the data management initiative.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, management believes that its continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet its obligations in a timely manner.

13. Nasdaq Delisting

On December 27, 2002, we were notified by Nasdaq that our Common Stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required for continued inclusion on the Nasdaq SmallCap Market by Marketplace Rule 4310(c)(7). On February 3, 2003, Nasdaq notified us that our stock price had fallen below Nasdaq’s minimum bid price of $1.00. As of April 9, 2003, the market value of our publicly held shares and the closing bid price of our common stock met or exceeded the minimum requirements of $1,000,000 and $1.00 respectively for at least ten consecutive days. We regained compliance with Nasdaq Small Cap Marketplace rules, and both matters were closed.

Item 2. Management’s Discussion and Analysis and Results of Operations.

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-Q, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “INTEND” AND “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY’S STRATEGY, FUTURE SALES, FUTURE EXPENSES, FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-Q, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-Q. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1. BUSINESS—“RISK FACTORS” AND ELSEWHERE IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K, WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US, OR PERSONS ACTING ON OUR BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

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

Backlog increases when new contracts are signed and decreases as revenues are recognized. Changes in macroeconomic and industry market conditions first encountered in fiscal 2000 and have continued through fiscal 2003, and have resulted in a reduction of timely order flow. As of March 31, 2003, our backlog was $14.1 million as compared with $19.5 million at September 30, 2002. We believe these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, our adverse financial results for fiscal years 2002 and 2003 and increased competition from companies with offshore operations.

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

We continued to streamline our operations throughout fiscal year 2002. We reduced our four main production centers to two centers. In the quarter ending March 31, 2002, we completed the consolidation of our Cary, North Carolina, facility into our Texas and Wisconsin solution centers. In the quarter ending September 30, 2002, we completed the consolidation and relocation of our Indiana staff to smaller, lower cost facilities. Finally, on January 2, 2003, we relocated our headquarters to our facility in San Antonio, Texas. We currently employ approximately 150 full-time employees.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three months		Six months
	ended		ended
	March 31		March 31
	2003	2002	2003	2002

PERCENTAGE OF REVENUES:	100.0%	100.0%	100.0%	100.0%
Revenues
Costs and expenses
Salaries, wages and related benefits	65.4	71.0	62.8	72.0
Subcontractor costs	12.3	16.2	13.5	17.8
Other general and administrative	34.5	26.4	31.7	31.1
Depreciation and amortization	3.5	5.1	3.5	5.1
Severance and related costs	1.5	—	3.9	—

Loss from operations	(17.2)	(18.7)	(15.3)	(26.0)
Other income (expense), net	0.8	(1.1)	(0.5)	(1.9)
Gain on extinguishment of debt	—	—	—	90.3

Income (loss) before income taxes	(18.0)	(19.8)	(15.8)	62.4
Income tax expense (benefit)	0.4	(24.9)	0.2	(11.7)

Income (loss) before cumulative effect of a change in accounting principle	(18.4)	5.1	(16.0)	74.1

Cumulative effect of a change in accounting principle	—	—	—	(33.5)

Net earnings (loss)	(18.4)	5.1	(16.0)	(40.6)
Accretion of discount and dividends on preferred shares	4.7	(2.0)	5.0	(1.0)

Net earnings (loss) available to common shareholders	(23.2%)	3.1%	(21.0%)	39.6%

Three And Six Months Ended March 31, 2003 And 2002

Revenues. We recognize revenues as services are performed. Revenues decreased $1.3 million to $3.7 million for the three months ended March 31, 2003, from $5 million for the same three month period in fiscal 2002. Revenues decreased $2.6 million to $8 million for the first six months of fiscal 2003 from $10.6 million for the first six months of fiscal 2002. The decrease in revenues for both periods is a result of a lower level of new contract signings during fiscal 2003. We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels in information technology products and services both in general and specific to the GIS industry.

Salaries, Wages And Related Benefits. Salaries, wages and related benefits include employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 31.9% and 35% to $2.4 and $5.0 million for the second quarter and first six months of fiscal 2003, respectively, from $3.5 and $7.6 million for the respective periods in fiscal 2002. The decrease was a result of reductions in our workforce related to reduced anticipated revenue volume and our decision to subcontract a portion of our production work to offshore subcontractors. As a percentage of revenues, salaries, wages and related benefits decreased to 65.4% and 62.8% for the second quarter and the first six months of fiscal 2003, respectively, from 71% and 72% for the comparable periods in fiscal 2002. We anticipate we will be able to realize additional efficiencies in labor costs with the relocation of our corporate headquarters to San Antonio.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 43.8% and 43% to $453,000 and $1,074,000 for the second quarter and first six months of fiscal 2003, respectively, from $806,000 and $1,886,000 for the respective periods in fiscal 2002. This decrease was due to a decline in the number and size of customer contracts and the completion of backlog that utilized subcontractor labor. Subcontractor costs decreased as a percentage of revenues to 12.3% and 13.5% for the second quarter and the first six months of fiscal 2003, respectively, from 16.2% and 17.8% for the respective periods in fiscal 2002.

Other General And Administrative Costs. Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased to $1,265,000 for the second quarter of fiscal 2003 from $1,313,000 for the comparable period in fiscal 2002. These costs decreased 20% to $2,522,000 for the first six months of fiscal 2003, from $3,298,000 for the respective period in fiscal 2002, as a result of reductions in workforce and general cost cutting measures. As a percentage of revenues, other general and administrative costs increased to 34.5% and 31.7% for the second quarter and the first six months of fiscal 2003, respectively, from 26.4% and 31.1% for the respective periods in fiscal 2002. We anticipate we will be able to achieve additional reductions in general and administrative costs as a result of the relocation of our corporate headquarters to San Antonio.

Depreciation. Depreciation decreased $122,000 and $271,000 to $130,000 and $275,000 for the second quarter and first six months of fiscal 2003, respectively, as compared to $252,000 and $546,000 in the respective periods in fiscal 2002 due to older equipment becoming fully depreciated. As a percentage of revenues, depreciation decreased to 3.5% for the second quarter and the first six months of fiscal 2003, respectively, from 5.1% in the respective periods in fiscal 2002.

Severance And Related Costs. We incurred severance expense of $54,000 and $307,000 in the three and six month periods ended March 31, 2003, respectively. We paid $253,000 of these costs in cash in January 2003. The remaining $54,000 will be paid over a six month period which began in March 2003. There was no comparable charge in the comparable periods in fiscal 2002.

Other Expense, Net. Other expense, net, is comprised primarily of net interest expense. Other expenses decreased 43.2% and 80% to $31,000 and $41,000 for the second quarter and the first six months of fiscal 2003, respectively, from $55,000 and other income of $205,000 for the comparable periods in fiscal 2002. The decrease is a result of decreased borrowings outstanding and lower interest rates.

Income Taxes. Federal income tax expense for fiscal year 2003 is projected to be zero. Accordingly, an effective federal income tax rate of 0% plus actual state income tax expense was recorded for the three and six months ended March 31, 2003. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three and six months ended March 31, 2003. We recorded an income tax benefit of $1,240,000 in the fiscal quarter ending March 31, 2002, as a result of a change in federal tax regulations. The regulation increased the carryback period for net operating losses from two to five years, enabling us to claim a refund of taxes paid in prior years.

Gain On Extinguishment Of Debt. The gain of $9.6 million in the first three months of fiscal 2002 represents the debt forgiveness related to a $1.25 million cash payment and the issuance of a non-convertible preferred stock with a fair value of $300,000 to fully retire debt of $11.1 million under our debt agreement in place as of December 28, 2001.

Cumulative Effect Of A Change In Accounting Principle. We elected early adoption of FASB Statement No. 142, “Accounting for Goodwill and Other Intangible Assets”, as of October 1, 2001. We determined that goodwill had been significantly impaired under the provisions of FASB 142 and we consequently recognized a loss of $3.6 million as the cumulative effect of this change in accounting principle during the first three months of fiscal 2002.

Net Loss. Net loss of $677,000 in the first three months of fiscal 2003 is a decrease of $933,000 compared to the $256,000 net earnings from the same period of fiscal 2002. Net loss of $1.3 million in the first six months of fiscal 2003 is a decrease of $5.6 million compared to the $4.3 million net earnings from the same period in fiscal 2002. As discussed above, non-operational items including the $9.6 million gain in the first six months of fiscal 2002, accounted for a substantial portion of the variance.

Liquidity And Capital Resources

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. Although we did not have a working capital line-of-credit as of March 31, 2003, other borrowings consisted of a $1.9 million senior secured convertible note.

Pursuant to a Waiver Agreement and Amendment No. 12 to Credit Agreement and Other Loan and Lease Document (the “Agreement”), on December 28, 2001, we issued 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. We are entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. The Agreement calls for a mandatory payment of $800,000 by the third anniversary. The preferred stock earns a dividend at the annual rate of 5.00% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

On April 2, 2002 we completed the sale of a $2.0 million senior secured convertible note and warrants to purchase common stock. We used the proceeds to repay $700,000 to senior lenders, pay transaction expense of approximately $95,000 and fund operations. Senior lenders accepted the $700,000 cash payment and a $175,000 unsecured promissory note in full satisfaction of the $3.0 million note payable outstanding on March 31, 2002.

On March 31, 2003, we paid in full the unsecured promissory note in the amount of $175,000, together with interest of $10,048. The senior secured note matures on April 2, 2005, and bears interest at an annual rate of five percent. Interest is not payable until maturity or may be converted to Common Stock as described below.

The senior secured convertible note is convertible at any time into common stock of ASI (Common Stock) at a price equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the 3 trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $4.00 per share, ASI would issue 500,000 shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is to be paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of ASI. For illustration only, if the note had been converted on May 1, 2003, the conversion price would have been $1.32 and 1,590,909 shares of common stock would have been issued to the note holder.

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

If at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if ASI issues shares of Common Stock at a price of less than $4.00 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase. For illustration only, if the warrant had been exercised on May 1, 2003, the exercise price would have been adjusted to $1.52 per share (115% of $1.32) for a total redemption price of $760,000 for all 500,000 shares.

Under the terms of the note and related purchase agreement, and pursuant to an extension granted by the Holder we are required to register the shares underlying the note and warrants by August 28, 2003. We are generally restricted from issuing additional equity securities without the Holder’s consent, and the Holder has a right of first refusal as to certain subsequent financings.

As part of the transaction, the Holder effectively was granted the opportunity to appoint a majority of our board of directors and, as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since fiscal 2000, we have experienced significant operating losses with corresponding reductions in working capital. Our revenues and backlog decreased significantly during that time. These factors, among others, have resulted in our independent auditors issuing an audit opinion in the September 30, 2002, financial statements which emphasized substantial doubt about our ability to continue as a going concern.

To address the going concern issue, we implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position the Company for profitable operations. In 2002, we improved our working capital position by reducing our bank debt through the issuance of preferred stock and convertible debt and the collection of a $1.2 million federal income tax refund. The consolidation of our production operations to two solution centers has resulted in lower general and administrative costs and improved operating efficiencies. Additionally, the relocation of our corporate headquarters has resulted in additional savings realized with a smaller corporate staff and efficiencies in occupancy and travel related expenses. Our sales and marketing team is pursuing market opportunities in both our traditional digital mapping and newly launched data management initiatives. We continue to focus on cost control as we develop the data management initiative.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Our cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an “account receivable” is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. “Revenues in excess of billings” occur when we perform under a contract even though a billing event has not been triggered. “Billings in excess of revenues” occur when we receive an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At March 31, 2003, we had multiple contracts with two customers that represented 68% (53%, and 15%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. At September 30, 2002, three customers represented 72% (43%, 17% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

Net cash used by our operating activities was $315,000 for the first six months of fiscal 2003, compared to net cash of $816,000 provided in the same period in fiscal 2002. We collected a significant amount of cash related to accounts receivable in the fiscal 2002 quarter.

Cash used by investing activities for the first six months of fiscal year 2003 was $131,000 compared to $105,000 in the same period in fiscal 2002. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash used by financing activities for the first six months of fiscal year 2003 was $246,000 as compared to $1.7 million used by financing activities for the first six months of fiscal 2002. Financing activities consisted primarily of net borrowings and payments under lines-of-credit for working capital purposes and net borrowings and payments of long-term debt used for business combinations and the purchase of equipment and leasehold improvements.

Critical Accounting Policies

Revenue Recognition. We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. The estimation process requires significant subjective judgments on the costs over the life of the contract, which are inherently uncertain. The duration of the contracts and the technical challenges included in certain contracts affect our ability to estimate costs precisely. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of the contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by many factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs. We recognize losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred. If we underestimate the total cost to complete a project we would recognize a disproportionately high amount of revenue in the earlier stages of the contract, which would result in disproportionately high profit margins in the same period. This could also result in the recognition of losses in the final stages of the contract. Conversely, if we overestimate the cost to complete a project, a disproportionately low amount of revenue would be recognized in the early stages of a contract.

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

Income Taxes. 2002 was the first year out of the last three in which we have reported net income (and taxable income). These prior year losses generated a federal tax net operating loss, or NOL, carryforward as of September 30, 2002, which may be subject to Section 382 limitations.

Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with an NOL if it is more likely than not that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to our recent history of unprofitable operations and to the continuing uncertainties surrounding our future operations as discussed above, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

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

Table Of Contractual Obligations

Below is a schedule (by period due) of the future payments which we are obligated to make based on agreements in place as of March 31, 2003, (in thousands). The $2 million senior secured note, which matures in 2005, carries a mandatory redemption clause that provides for its conversion into Common Stock at the then-current conversion rate. See Note 6.

	Six months
	Ending
	September 30	Fiscal year ending September 30				Total

	2003	2004	2005	2006	2007

Operating Leases	$284	$120	$1	—	—	$405
Debt	38	76	2,051	—	—	2,165
Preferred Stock Redemption	—	—	800	—	1,851	2,651

Total	$322	$196	$2,852	—	1,851	$5,222

Litigation

We are a party to various litigation matters which are described in detail in Note 10 to our Financial Statements included herein and in Part II, Item 1 of this quarterly report on Form 10-Q. We have incurred significant expenses and expect to incur additional expenses related to these matters. We have recorded expenses which we have incurred to date in the accompanying financial statements. The outcome of these matters cannot currently be determined nor can we forecast an estimate of the financial impact of any outcome. Further, we may be entitled to recover a portion of our expenses, as well as a portion of any damages or judgments that may ultimately be imposed against us, from our insurance carriers, although we cannot assure that such coverage will be provided.

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

Item 4. Controls and Procedures.

Within the 90 days prior to the date of filing this quarterly report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act of 1934, as amended, (the “Exchange Act”)) and have concluded that the disclosure controls and procedures were adequate and designed to ensure that material information relating to ASI which is required to be included in our periodic filings under the Exchange Act would be made known to them by others within those entities. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of this evaluation, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

Two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with ASI’s acquisition of Cartotech, Inc., in June 1998. The four defendants have sent to ASI written demands for indemnification. We have no further obligation to indemnify Mr. Corder as specified in the Settlement Agreement described above. We have notified our insurance carrier of these claims and have requested coverage. In response, the insurance carrier has reserved its rights to deny or limit coverage. Recently the court denied defendants’ motions to dismiss. Some of the defendants are seeking a stay of this litigation pending an outcome in the arbitration between ASI and the plaintiffs descended in the following paragraph.

On June 26, 2002, the Claimants initiated arbitration proceedings against ASI. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of ASI. In the Statement of Claim they filed with the American Arbitration Association, Claimants allege that certain representations and warranties made by ASI in the Cartotech merger agreement were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They allege that the restatement of our financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. Claimants allege that we violated the Texas Securities Act and the Indiana Securities Act. and that we breached warranties in the merger agreement. The Claimants seek “recission or damages” in the “principal amount” of approximately $5,546,533, which they allege to be the net loss in value of our Common Stock which they received in the merger, and attorneys’ fees. We have filed a response to the Claimants’ Statement of Claim denying their material allegations. We intend to vigorously assert defenses. The arbitration hearing is presently scheduled to occur in September 2003.

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

On January 23, 2002, we announced that the Securities and Exchange Commission has commenced a formal investigation of ASI, certain of our former officers, directors and others in connection with our accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, we restated earnings for the fiscal year ended September 30, 1999. We have cooperated fully with the Securities and Exchange Commission in this investigation, and we are currently in settlement discussions with them. The discussions involve the entry of a consent order that would not impose a fine, make a finding of fraud against us or seek any injunction.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.1	Employment Agreement dated January 20, 2003, by and between Analytical Surveys, Inc. and Lori Jones (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.2	Second Amendment to the Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of February 27, 2003 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated February 27, 2003).

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)  Reports on Forms 8-K:

Current Report on Form 8-K filed on January 24, 2003, announcing the Company’s appointment of the Company’s Chief Financial Officer.

Current Report on Form 8-K filed on January 24, 2003, announcing obtainment of a waiver on right to accelerate the Company’s obligations under a senior secured convertible note.

Current Report on Form 8-K filed on February 14, 2003 furnishing the certification required under 18 U.S.C. 1350 from the Company’s new Chief Executive Officer.

Current Report on Form 8-K filed on February 18, 2003 announcing the Company’s First Quarter Results.

Current Report on Form 8-K filed on February 27, 2003 announcing the Company’s execution of a Second Amended Registration Rights Agreement.

Current Report on Form 8-K filed on April 21, 2003 announcing the Company’s receipt of notice of regained compliance with Nasdaq.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Analytical Surveys, Inc. (Registrant)

Date: May 15, 2003	/s/ J. Norman Rokosh J. Norman Rokosh President and Chief Executive Officer

Date: May 15, 2003	/s/ Lori A. Jones Lori A. Jones Chief Financial Officer

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ J. Norman Rokosh J. Norman Rokosh President and CEO

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	Employment Agreement dated January 20, 2003, by and between Analytical Surveys, Inc. and Lori Jones (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.2	Second Amendment to the Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of February 27, 2003 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated February 27, 2003).

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer