Form 10-Q
period 2003-06-30
ANALYTICAL SURVEYS INC
filed 2003-08-14
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13111

ANALYTICAL SURVEYS, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-0846389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares of common stock outstanding as of August 1, 2003, was 823,965.

Part I

Financial Information

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$2,148	3,114
Accounts receivable, net of allowance for doubtful accounts of $100 and $479	2,741	2,444
Revenue in excess of billings	6,659	8,915
Prepaid expenses and other	71	184

Total current assets	11,619	14,657

Equipment and leasehold improvements, at cost:
Equipment	4,879	6,296
Furniture and Fixtures	484	484
Leasehold improvement	267	267

	5,630	7,047
Less accumulated depreciation and amortization	(5,032)	(6,201)

Net equipment and leasehold improvements	598	846

Total assets	$12,217	15,503

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	September 30, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$73	270
Billings in excess of revenue	529	887
Accounts payable and other accrued liabilities	1,838	2,214
Accrued payroll and related benefits	1,017	1,576

Total current liabilities	3,457	4,947
Long-term debt, less current portion	1,955	1,960

Total liabilities	5,412	6,907

Redeemable preferred stock; no par value. Authorized 2,500 shares; 1,600 shares issued and outstanding at June 30 and September 30 (liquidation value $1,920 and $1,600 respectively)	1,300	800

Stockholders’ equity:
Common stock; no par value. Authorized 10,000 shares; 824 shares issued and outstanding at June 30 and September 30	33,039	33,039
Accumulated deficit	(27,534)	(25,243)

Total stockholders’ equity	5,505	7,796

Total liabilities and stockholders’ equity	$12,217	15,503

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Revenues	$3,753	4,304	11,710	14,907

Costs and expenses
Salaries, wages and related benefits	2,112	2,795	7,110	10,427
Subcontractor costs	1,049	835	2,123	2,721
Other general and administrative	923	1,003	3,446	4,300
Depreciation and amortization	113	208	388	754
Severance and related costs	—	—	307	—

	4,197	4,841	13,374	18,202

Loss from operations	(444)	(537)	(1,664)	(3,295)

Other income (expense)
Interest expense, net	(45)	(38)	(138)	(264)
Other	26	117	79	139
Gain on extinguishment of debt	—	2,125	—	11,708

	(19)	2,204	(59)	11,583

Income (loss) before income taxes	(463)	1,667	(1,723)	8,288
Income tax expense (benefit)	(14)	—	—	1,240

Earnings (loss) before cumulative effect of a change in accounting principle	(449)	1,667	(1,723)	9,528
Cumulative effect of a change in accounting principle	—	—	—	(3,557)

Net earnings (loss)	(449)	1,667	(1,723)	5,971
Accretion of discount and dividends on preferred shares	(174)	(220)	(568)	(340)

Net earnings (loss) available to common shareholders	$(623)	1,447	(2,291)	5,631

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(0.76)	1.96	(2.78)	12.76
Cumulative effect of a change in accounting principle	$—	—	—	(4.94)

Net earnings (loss) available to common shareholder	$(0.76)	1.96	(2.78)	7.82

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(0.76)	0.91	(2.78)	9.13
Cumulative effect of a change in accounting principle	$—	—	—	(3.53)

Net earnings (loss) available to common shareholder	$(0.76)	0.91	(2.78)	5.60

Weighted average common shares:
Basic	824	739	824	720
Diluted	824	1,594	824	1,005

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2003

(In thousands)

(Unaudited)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balances at September 30, 2002	824	$33,039	(25,243)	7,796
Net loss	—	—	(1,723)	(1,723)
Accretion of discount and dividends on preferred shares	—	—	(568)	(568)

Balances at June 30, 2003	824	$33,039	(27,534)	5,505

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30
	2003	2002
Cash flow from operating activities:
Net earnings (loss)	$(1,723)	5,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of assets	(11)	—
Gain on extinguishment of debt	—	(11,708)
Cumulative effect of change in accounting principle	—	3,557
Depreciation	388	754
Changes in operating assets and liabilities:
Accounts receivable, net	(297)	2,506
Revenue in excess of billings	2,257	780
Income taxes	—	20
Prepaid expenses and other	113	498
Billings in excess of revenue	(358)	143
Accounts payable and other accrued liabilities	(377)	(1,531)
Accrued payroll and related benefits	(558)	(484)

Net cash provided by (used in) operating activities	(566)	506

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(145)	(85)
Proceeds from sales of assets	16	373

	(129)	288

Cash flows used in financing activities:
Principal payments on long-term debt, net	(271)	(2,486)
Proceeds from issuance of senior secured convertible debt	—	2,000

	(271)	(486)

Net decrease in cash	(966)	308
Cash at beginning of period	$3,114	1,351

Cash at end of period	$2,148	1,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$20	247

Refunds of income taxes	$—	1,255

Accretion of preferred stock	$500	300

Issuance of preferred stock to retire debt	$—	300

Issuance of common stock in litigation settlement	$—	211

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

1.    Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in our annual report for the year ended September 30, 2002. The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of ASI, and its subsidiaries at June 30, 2003, the results of their operations for the three and nine months ended June 30, 2003 and 2002 and cash flows for the nine months ended June 30, 2003 and 2002.

All shares and per share amounts have been adjusted to reflect the Company’s one-for-ten reverse stock split effected in October 2002.

Severance And Related Costs.    ASI incurred severance expense of $307,000 for the nine month period ended June 30, 2003. $253,000 was paid in January 2003. The remaining $54,000 will be paid over a six month period which began in March 2003.

Stock Based Compensation.    As permitted by SFAS No. 123, we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation expense related to our stock option plans is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148. This information has been estimated at the date of grant using the fair value method.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), available to common shareholders as reported	$(623)	$1,447	$(2,291)	$5,631
Less: Pro forma option expense	46	189	148	562

Pro forma net income (loss)	$(669)	$1,258	$(2,439)	$5,069

Basic earnings (loss) per share, as reported	$(0.76)	$1.96	$(2.78)	$7.82
Less: Pro forma option expense	$0.06	$0.26	$0.18	$0.78

Pro forma basic earnings (loss) per share	$(0.82)	$1.70	$(2.96)	$7.04

Diluted earnings (loss) per share, as reported	$(0.76)	$0.91	$(2.78)	$5.60
Less: Pro forma option expense	$0.06	$0.12	$0.18	$0.56

Pro forma diluted earnings (loss) per share	$(0.82)	$0.79	$(2.96)	$5.04

2.    Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on the Company’s common stock, determined using the treasury stock method.

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Weighted-average common shares outstanding	824	739	824	720
Dilutive effect of:
Stock options	—	—	—	—
Convertible debt	—	865	—	285

Weighted-average common shares Outstanding, assuming dilution	824	1,594	824	1,005

All dilutive common stock equivalents are reflected in our earnings per share calculation; the conversion of 1,932,367 shares under the convertible debt agreement is antidilutive for the three and nine month periods ended June 30, 2003. Additionally, for the three and nine month periods ended June 30, 2003 and 2002, potential dilutive common shares under the warrant agreement and stock option plans were not included in the calculation of diluted earnings per share as these shares were antidilutive.

3.    Comprehensive Income

The following are the components of comprehensive income (loss):

	Three Months Ended
	June 30, 2003	June 30, 2002
Net earnings (loss)	$(449)	$1,667
Realized change in investment securities net of reclassification adjustment of $168 net of income taxes of $0	—	(253)

	$(449)	$1,414

The following are the components of comprehensive income (loss):

	Nine Months Ended
	June 30, 2003	June 30, 2002
Net earnings (loss)	$(1,723)	$5,971

Realized change in investment securities net of reclassification adjustment of $168 net of income taxes of $0	—	253

	$(1,723)	$6,224

4.    Impact of Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. Adoption of SFAS No.

145 did not have a material impact on the Company’s financial statements other than the reclassification of debt extinguishment in the periods ended June 30, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

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

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will require the reclassification of the redeemable preferred stock as debt and future preferred stock dividends will be classified as interest expense. Effective July 1, 2003 we will reclassify mandatorily redeemable shares that were issued prior to May 31, 2003 as liabilities. The total amount of the reclassification will be $1,300,000.

5.    Goodwill Impairment

We elected early adoption of FASB Statement No. 142, “Goodwill and Other Intangible Assets” as of October 1, 2001. As a result of this election, we determined that impairment had occurred and recorded an impairment loss of $3.6 million which is reflected as a Cumulative Effect of a Change in Accounting Principle at October 1, 2001.

6.    Debt

The Company’s debt is summarized as follows (in thousands).

	June 30, 2003	September 30, 2002
Long-Term Debt
Note payable	$—	$175
Senior secured convertible note	1,883	1,833
Capital lease obligation	—	27
Other	145	195

	2,028	2,230
Less current portion	(73)	(270)

	$1,955	$1,960

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

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note and warrants to purchase ASI common stock (“Common Stock”). We used the proceeds to repay $700,000 to senior lenders, pay transaction expenses of approximately $95,000 and fund operations. Senior lenders accepted the $700,000 cash payment and a $175,000 unsecured promissory note in full satisfaction of the $3.0 million note payable outstanding at March 31, 2002.

On March 31, 2003, we paid the $175,000 unsecured promissory note in full together with interest totaling $10,048. The senior secured convertible note matures April 2, 2005 and bears interest at an annual rate of five percent. Interest is not payable until maturity or may be converted to Common Stock as described below.

The senior secured convertible note has a face value of $2.0 million and is convertible at any time into Common Stock at a price equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $4.00 per share, ASI would issue 500,000 shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is to be paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of ASI. For illustration only, if the note had been converted on July 24, 2003, the conversion price would have been $1.21 and 1,761,349 shares of Common Stock would have been issued to the note holder.

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

If, at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if we issue shares of Common Stock at a price of less than $4.00 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase. For illustration only, if the warrant had been exercised on July 24, 2003, the exercise price would have been adjusted to $1.39 per share (115% of $1.21) for a total exercise price of $695,000 for all 500,000 shares.

Under the terms of the note and related purchase agreement and pursuant to an extension granted by the Holder, we are required to register the shares underlying the note and warrants by August 28, 2003. On January 17, 2003, the Holder waived its rights pursuant to the requirement that the Company maintain its listing on Nasdaq Small Cap Market, as set forth in the note. We are generally restricted from issuing additional equity securities without the Holder’s consent, and the Holder has a right of first refusal as to certain subsequent financings.

As part of the transaction, the Holder effectively was granted the opportunity to appoint a majority of our board of directors. The Holder has appointed members to the Board and as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI.

The carrying value of the senior secured convertible note is $1.88 million at June 30, 2003 and represents the cash received of $2.0 million less the estimated fair value of the warrants of $200,000 which was recorded in Common Stock. The carrying value of the senior secured convertible note is being accreted to the face amount by charges to interest expense through the maturity date.

The Agreement resulted in a gain on extinguishment of debt in the three months and nine months ended June 30, 2002, which is calculated as follows (in thousands):

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Outstanding debt:
Line-of-credit	$—	$4,400
Note payable	3,000	9,733

Total	3,000	14,133
Less:
Cash paid	(700)	(1,950)
Fair value preferred stock (See Note 7)	—	(300)
Remaining note payable	(175)	(175)

Gain on extinguishment of debt	$2,125	$11,708

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

The carrying value for the preferred stock is $1.3 million at June 30, 2003. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that took into account market conditions for similar securities, the current economic climate and our financial condition and performance as major factors. Accretion is effected by a charge to retained earnings, and the rate of accretion approximates the interest method.

8.    Segment Information

Management evaluates operations and makes key strategic and resource decisions based on operating results of our individual production centers. In previous years, we made these decisions based on our two different operating segments: the utilities division which uses its industry expertise and proprietary geographical information systems (“GIS”) for data conversion for electric, gas and water management utility customers; and the land division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. We have completed a majority of our contracts in the land division and our primary focus is now on our utilities division operations. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We have presented segment data for the three months and nine months ended June 30, 2002 for comparative purposes.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
Three months ended June 30, 2003
Operations
Revenues	$2,471	1,282	—	3,753	—	—	3,753
Income/(loss) from operations	(583)	146	(7)	(444)	—	—	(444)
Interest expense, net						(45)	(45)
Other						26	26
Income tax expense						14	14

Net loss							(449)

Nine months ended June 30, 2003
Operations
Revenues	6,958	4,535	217	11,710	—	—	11,710
Income/(loss) from operations	(1,988)	354	(30)	(1,664)	—	—	(1,664)
Interest expense, net						(138)	(138)
Other						79	79
Income tax expense						—	—

Net loss							(1,723)

Assets at June 30, 2003
Segment assets	$7,929	1,466	—	9,395	—	—	9,395
Non-segment assets						2,822	2,822

Consolidated assets							12,217

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
Three months ended June 30, 2002
Operations
Revenues	$2,215	1,778	247	4,239	64	—	4,304
Income/(loss) from operations	(350)	138	(141)	(353)	(184)	—	(537)
Interest expense, net						(38)	(38)
Other						2,242	2,242
Income tax benefit						—	—

Net earnings							1,667

Nine months ended June 30, 2002
Operations
Revenues	7,245	5,780	1,223	14,248	659	—	14,907
Income/(loss) from operations	(1,203)	189	(713)	(1,727)	(1,567)	—	(3,295)
Interest expense, net						(264)	(264)
Other						11,847	11,847
Income tax benefit						1,240	1,240
Cumulative effect of a change in accounting principle						(3,557)	(3,557)

Net earnings							5,971

Assets at September 30, 2002
Segment assets	$9,185	2,858	118	12,161	—	—	12,161
Non-segment assets	—	—	—	—	—	3,342	3,342

Consolidated assets							15,503

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

Two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), filed suit in Indiana state court (Hamilton County Superior

Court, State of Indiana) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with ASI’s acquisition of Cartotech, Inc., in June 1998. The four defendants have sent ASI written demands for indemnification. We have no further obligation to indemnify Mr. Corder as specified in the Settlement Agreement described above. We have notified our insurance carrier of these claims and have requested coverage. In response, the insurance carrier has reserved its rights to deny or limit coverage. Recently the court denied defendants’ motions to dismiss. Most of the defendants are seeking a stay of this litigation pending an outcome in the arbitration between ASI and the plaintiffs described in the following paragraph.

On June 26, 2002, the Claimants initiated arbitration proceedings against ASI. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of ASI. In the Statement of Claim they filed with the American Arbitration Association, Claimants allege that certain representations and warranties made by ASI in the Cartotech merger agreement were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They allege that the restatement of our financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. The Claimants allege that we violated the Texas Securities Act and the Indiana Securities Act and that we breached warranties in the merger agreement. The Claimants seek “recission or damages” in the “principal amount” of approximately $5,546,533, which they allege to be the net loss in value of our Common Stock which they received in the merger, and attorneys’ fees. We have filed a response to the Claimants’ Statement of Claim denying their material allegations. We intend to vigorously assert defenses. The arbitration hearing is presently scheduled to occur in October 2003.

We have submitted to our insurance carrier legal bills for the defense of the proceedings initiated by Claimants. The terms of the Company’s insurance policy provide for the carrier to reimburse reasonable and necessary defense costs. Our coverage is subject to a $150,000 deductible which we accrued as legal expense in the quarter ended September 30, 2002. Additional legal defense costs totaling $665,000 have been recorded as a current liability and as a receivable from our insurance carrier as of June 30, 2003. We anticipate we will receive an initial reimbursement totaling $400,000 prior to September 30, 2003.

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs interest and attorney’s fees. We have responded to the lawsuit and deny all claims in the action. We are vigorously defending this lawsuit, including the preparation of a motion for summary judgment.

On January 23, 2002, we announced that the Securities and Exchange Commission has commenced a formal investigation of ASI, certain of our former officers, directors and others in connection with our accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, we restated earnings for the fiscal year ended September 30, 1999. We have cooperated fully with the SEC in this investigation.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

10.    Concentration of Credit Risk

At June 30, 2003, we had multiple contracts with two customers that represented 72% (59% and 13%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these customers for the fiscal quarter ended June 30, 2003 were 43% (24% and 19%, respectively) of total revenue. Additionally, for the quarter ended June 30, 2003, two other customers comprised another 42% of total revenues. Revenues from these four customers for the nine months ended June 30, 2003 were 67% (18%, 16%, 19% and 14%, respectively) of total revenue. At September 30, 2002, three customers represented 72% (43%, 17% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

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

DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-Q. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1. BUSINESS—”RISK FACTORS” AND ELSEWHERE IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K, WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON THE COMPANY’S BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

Overview

ASI, founded in 1981, is a provider of data conversion maintenance and digital mapping services to users of customized geographic information systems.

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

We experience annual and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period. We utilize InfoTech Enterprises Ltd., an India-based company, for a significant percentage of our offshore production services.

Backlog increases when new contracts are signed and decreases as revenues are recognized. Changes in macroeconomic and industry market conditions first encountered in fiscal 2000 have continued through fiscal 2003, and have resulted in a reduction of timely order flow. As of June 30, 2003, our backlog was $10.9 million as compared with $19.5 million at September 30, 2002. We believe these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, our adverse financial results for fiscal years 2002 and 2003 and increased competition from companies with offshore operations.

We have been awarded several projects that are greater than $2 million or longer than two years in duration, which can increase our risk due to inflation, as well as changes in schedule, customer expectations and funding availability. Our contracts are generally terminable on short notice, and while in our experience such termination is rare, there is no assurance that we will receive all of the revenue anticipated under signed contracts.

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

We streamlined our operations throughout fiscal year 2002 and 2003. We reduced our four main production centers to two centers. In the quarter ended March 31, 2002, we completed the consolidation of our Cary, North Carolina, facility into our Texas and Wisconsin solution centers. In the quarter ended September 30, 2002, we completed the consolidation and relocation of our Indiana staff to smaller, lower cost facilities. Finally, on January 2, 2003, we relocated our headquarters to our facility in San Antonio, Texas. We currently employ approximately 150 full-time employees.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Salaries, wages and related benefits	56.3	64.9	60.7	69.9
Subcontractor costs	28.0	19.4	18.1	18.3
Other general and administrative	24.9	23.4	29.5	28.8
Depreciation and amortization	2.6	4.8	3.3	5.1
Severance and related costs	—	—	2.6	—

	111.8	112.5	114.2	122.1

Loss from operations	(11.8)	(12.5)	(14.2)	(22.1)

Other income (expense), net	(0.5)	1.8	0.5	(0.9)
Gain on extinguishment of debt	—	49.4	—	78.6

	(0.5)	51.2	(0.5)	77.7

Income (loss) before income taxes	(12.3)	38.7	(14.7)	55.6
Income tax expense (benefit)	(0.4)	—	—	(8.3)

Income (loss) before cumulative effect of a change in accounting principle	(11.9)	(38.7)	(14.7)	63.9
Cumulative effect of a change in accounting principle	—	—	—	(23.9)

Net earnings (loss)	(11.9)	38.7	(14.7)	40.0
Accretion of discount and dividends on preferred shares	(4.7)	(5.1)	(4.9)	(2.2)

Net earnings (loss) available to common shareholders	(16.6%)	33.6%	(19.6%)	37.8%

Three And Nine Months Ended June 30, 2003 And 2002

Revenues.    We recognize revenues as services are performed. Revenues for the three months ended June 30, 2003 totaled $3.75 million as compared to $4.3 million for the same period in fiscal 2002, a decrease of $550,000. Revenues totaled $11.7 million for the first nine months of fiscal 2003 as compared to $14.9 million for the first nine months of fiscal 2002, a decrease of $3.2 million. The decrease in revenues for both periods is a result of a lower level of new contract signings during fiscal 2003. We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels in information technology products and services both in general and specific to the GIS industry.

Salaries, Wages And Related Benefits.    Salaries, wages and related benefits include employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and related benefits decreased 24.5% and 31.8% to $2.1 and $7.1 million for the third quarter and first nine months of fiscal 2003, respectively, from $2.8 and $10.4 million for the comparable periods in fiscal 2002. The decrease was a result of reductions in our workforce related to reduced anticipated revenue volume and our decision to subcontract a portion of our production work to offshore subcontractors. As a percentage of revenues, salaries, wages and related benefits decreased to 56.3% and 60.7% for the third quarter and the first nine months of fiscal 2003, respectively, from 64.9% and 69.9% for the comparable periods in fiscal 2002. We anticipate we will be able to realize additional efficiencies in labor costs with the relocation of our corporate headquarters to San Antonio.

Subcontractor Costs.    Subcontractor costs include production costs incurred through the use of third parties for production tasks, such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs increased 25.7% for the three months ended June 30, 2003, to $1 million as compared to $0.8 million in the same period in fiscal 2002. The increase was a result of the increased use of subcontractors on certain projects. A decrease in salaries, wages and related benefits offset the increase. As a percentage of revenue, subcontractor costs increased to 28% in the third fiscal quarter of 2003 as compared to 19.4% in the same quarter of fiscal 2002.

Subcontractor costs decreased 21.9% to $2,110,000 for the first nine months of fiscal 2003, from $2,721,000 for the same period in fiscal 2002. This decrease was due to a decline in the number and size of customer contracts and the completion of backlog that utilized subcontractor labor. Subcontractor costs decreased as a percentage of revenues to 18.1% the first nine months of fiscal 2003 from 18.3% for the same period in fiscal 2002.

Other General And Administrative Costs.    Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased to $923,000 for the third quarter of fiscal 2003 from $1,003,000 for the comparable period in fiscal 2002, a decrease of 7.9%. These costs decreased 19.9% to $3,446,000 for the first nine months of fiscal 2003, from $4,301,000 for the respective period in fiscal 2002, as a result of reductions in workforce and general cost cutting measures. As a percentage of revenues, other general and administrative costs increased to 24.9% and 29.5% for the third quarter and the first nine months of fiscal 2003, respectively, from 23.4% and 28.8% for the respective periods in fiscal 2002.

Depreciation.    Depreciation decreased $95,000 and $366,000 to $113,000 and $388,000 for the third quarter and first nine months of fiscal 2003, respectively, as compared to $208,000 and $754,000 in the respective periods in fiscal 2002 due to some equipment becoming fully depreciated. As a percentage of revenues, depreciation decreased to 2.6% and 3.3% for the third quarter and the first nine months of fiscal 2003, respectively, from 4.8% and 5.1% in the respective periods in fiscal 2002.

Severance And Related Costs.    We incurred severance expense of $307,000 for the nine month period ended June 30, 2003. We paid $253,000 of these costs in cash in January 2003. The remaining $54,000 will be paid over a six month period which began in March 2003. There was no comparable charge in the comparable periods in fiscal 2002.

Interest Expense.    Interest expense increased 18.7% to $44,500 in the third quarter of fiscal 2003, as compared to $37,500 in the third fiscal quarter of 2002. The increase was a result of interest expense on the senior secured note payable issued on April 2, 2002. See Note 6. Interest expense decreased 47.7% to $138,000 for the first nine months of fiscal 2003, from $264,000 for the comparable period in fiscal 2002. The decrease is a result of decreased borrowings outstanding and lower interest rates resulting from the extinguishment of bank debt.

Other Income/Expense.    Other income decreased 77.4% and 43% to $26,000 and $79,000 for the third quarter and the first nine months of fiscal 2003, respectively, from $117,000 and $139,000 for the comparable periods in fiscal 2002. Other income was generated from the disposal of miscellaneous furniture and equipment during fiscal 2002.

Income Taxes.    Federal income tax expense for fiscal year 2003 is projected to be zero. Accordingly, an effective federal income tax rate of 0% plus actual state income tax expense was recorded for the three and nine months ended June 30, 2003. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, other than state income tax benefit, no income tax benefit has been recognized for the three months ended June 30, 2003. We recorded an income tax benefit of $1,240,000 in the nine months ended June 30, 2002, as a result of a change in federal tax regulations. The regulation increased the carryback period for net operating losses from two to five years, enabling us to claim a refund of taxes paid in prior years.

Gain On Extinguishment Of Debt.    We recognized a gain of $2.1 million in the quarter ended June 30, 2002. Such gain is the result of the debt forgiveness related to a $700,000 cash payment and the issuance of a $175,000 unsecured promissory note in full satisfaction of the $3 million note payable balance. The gain of $11.7 million in the first nine months of fiscal 2002 represents the debt forgiveness related to a $1.95 million cash payment, the issuance of the $175,000 unsecured promissory note, and the issuance of a non-convertible preferred stock with a fair value of $300,000 to fully retire debt of $14.6 million under our debt agreement in place as of December 28, 2001.

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

Net Loss.    Net loss of $623,000 in the third quarter of fiscal 2003 is a decrease of $2,070,000 compared to the $1,447,000 net earnings from the same period of fiscal 2002. Net loss of $2.3 million in the first nine months of fiscal 2003 is a decrease of $7.9 million compared to the $5.6 million net earnings from the same period in fiscal 2002. As discussed above, non-operational items accounted for a substantial portion of the variance. The non-operational items included the $11.7 million gain in the first nine months of fiscal 2002, offset by the $3.6 million charge relating to the write-off of goodwill.

Liquidity And Capital Resources

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. Although we did not have a working capital line-of-credit as of June 30, 2003, other borrowings consisted of a $1.9 million senior secured convertible note.

Pursuant to a Waiver Agreement and Amendment No. 12 to Credit Agreement and Other Loan and Lease Document (the “Agreement”), on December 28, 2001, we issued 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. We are entitled to redeem the shares within one year of issuance at $1.00 per share ($1.6 million), and the redemption price increases $.20 per year until the fifth anniversary, at which time the shares must be redeemed at a price of $2.00 per share. The Agreement calls for a mandatory payment of $800,000 by the third anniversary. The preferred stock earns a dividend at the annual rate of five percent of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

On April 2, 2002 we completed the sale of a $2.0 million senior secured convertible note and warrants to purchase ASI common stock (“Common Stock”). We used the proceeds to repay $700,000 to senior lenders, pay transaction expense of approximately $95,000 and fund operations. Senior lenders accepted the $700,000 cash payment and a $175,000 unsecured promissory note in full satisfaction of the $3.0 million note payable outstanding on March 31, 2002.

On March 31, 2003, we paid in full the unsecured promissory note in the amount of $175,000, together with interest of $10,048. The senior secured note matures on April 2, 2005, and bears interest at an annual rate of five percent. Interest is not payable until maturity or may be converted to Common Stock as described below.

The senior secured convertible note is convertible at any time into Common Stock at a price equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Assuming a conversion price of $4.00 per share, ASI would issue 500,000 shares of Common Stock if the note were fully converted. At the time of conversion, any unpaid interest is to be paid in shares of Common Stock. The note is subject to mandatory conversion in three years and is secured by all of the assets of ASI. For illustration only, if the note had been converted on July 24, 2003, the conversion price would have been $1.21 and 1,761,349 shares of Common Stock would have been issued to the note holder.

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

If at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if ASI issues shares of Common Stock at a price of less than $4.00 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase. For illustration only, if the warrant had been exercised on July 24, 2003, the exercise price would have been adjusted to $1.39 per share (115% of $1.21) for a total redemption price of $695,000 for all 500,000 shares.

Under the terms of the note and related purchase agreement, and pursuant to an extension granted by the Holder we are required to register the shares underlying the note and warrants by August 28, 2003. On January 17, 2003 the Holder waived its rights pursuant to the requirement that the Company maintain its listing on the Nasdaq SmallCap Market, as set forth in the note (See Note 6). We are generally restricted from issuing additional equity securities without the Holder’s consent, and the Holder has a right of first refusal as to certain subsequent financings.

As part of the transaction, the Holder effectively was granted the opportunity to appoint a majority of our board of directors. The Holder has appointed members to the Board and as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving the Holder additional control over ASI.

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

Our cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an “account receivable” is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. “Revenues in excess of billings” occur when we perform under a contract even though a billing event has not been triggered. “Billings in excess of revenues” occur when we receive an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At June 30, 2003, we had multiple contracts with two customers that represented 72% (59% and 13%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. At September 30, 2002, three customers represented 72% (43%, 17% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2003 such that revenue in excess of billings for these customer contracts will begin to decline.

Net cash used by our operating activities was $566,000 for the first nine months of fiscal 2003, compared to net cash of $506,000 provided in the same period in fiscal 2002. We collected a significant amount of cash related to accounts receivable in the fiscal 2002 period and revenue in excess of billings in the fiscal 2003 period. We reduced our current liabilities with the proceeds of these collections.

Cash used by investing activities for the first nine months of fiscal year 2003 was $129,000 compared to cash generated from investing activities totaling $288,000 in the same period in fiscal 2002. Such investing activities principally consisted of payments for purchases of equipment and leasehold improvements.

Cash used by financing activities for the first nine months of fiscal year 2003 was $271,000 as compared to $486,000 used by financing activities for the first nine months of fiscal 2002. Financing activities consisted primarily of payments on bank indebtedness and the issuance of the senior secured convertible debt as described in Note 6.

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

Litigation.    We are subject to various claims, lawsuits and administrative proceedings. Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel. When the estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS No. 5, “Accounting for Contingencies”, amounts are recorded as charges to net earnings. The ultimate resolution of our exposure may change as further facts and circumstances become known.

Income Taxes.    Fiscal 2002 was the first year out of the last three in which we have reported net income (and taxable income). These prior year losses generated a federal tax net operating loss, or NOL, carryforward as of September 30, 2002, which may be subject to Section 382 limitations.

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

Table Of Contractual Obligations

Below is a schedule (by period due) of the future payments (in thousands) which we are obligated to make based on agreements in place as of June 30, 2003. The $2 million senior secured note, which matures in 2005, carries a mandatory redemption clause that provides for its conversion into Common Stock at the then-current conversion rate. See Note 6.

	Nine months ended June 30	Fiscal year ending September 30				Total
	2003	2004	2005	2006	2007
Operating Leases	$141	$120	$1	$—	$—	$262
Debt	19	76	2,051	—	—	2,146
Preferred Stock redemption	—	—	800	—	1,851	2,651

Total	$160	$196	$2,852	—	1,851	$5,059

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this quarterly report and have concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to ASI (including its consolidated subsidiaries) which is required to be included in our periodic filings under the Exchange Act.

Part II

Other Information

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

Two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana) against four former officers of the Company on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with ASI’s acquisition of Cartotech, Inc., in June 1998. The four defendants have sent ASI written demands for indemnification. We have no further obligation to indemnify Mr. Corder as specified in the Settlement Agreement described above. Recently the court denied defendants’ motions to dismiss. Most of the defendants are seeking a stay of this litigation pending an outcome in the arbitration between ASI and the plaintiffs described in the following paragraph.

On June 26, 2002, the Claimants initiated arbitration proceedings against ASI. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of ASI. In the Statement of Claim they filed with the American Arbitration Association, Claimants allege that certain representations and warranties made by ASI in the Cartotech merger agreement were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They allege that the restatement of our financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. Claimants allege that we violated the Texas Securities Act and the Indiana Securities Act, and that we breached warranties in the merger agreement. The Claimants seek “recission or damages” in the “principal amount” of approximately $5,546,533, which they allege to be the net loss in value of our Common Stock which they received in the merger, and attorneys’ fees. We have filed a response to the Claimants’ Statement of Claim denying their material allegations. We intend to vigorously assert defenses. The arbitration hearing is presently scheduled to occur in October 2003.

We have submitted to our insurance carrier legal bills for the defense of the proceedings initiated by Claimants. The terms of the Company’s insurance policy provide for the carrier to reimburse reasonable and necessary defense costs. Our coverage is subject to a $150,000 deductible which we accrued as legal expense in the quarter ended September 30, 2002. Additional legal defense costs totaling $665,000 have been recorded as a current liability and as a receivable from our insurance carrier as of June 30, 2003. We anticipate we will receive an initial reimbursement totaling $400,000 prior to September 30, 2003.

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002 seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs, interest and attorneys’ fees. We have responded to the lawsuit and deny all claims in the action. We are vigorously defending this lawsuit, including the preparation of a motion for summary judgment.

On January 23, 2002, we announced that the Securities and Exchange Commission has commenced a formal investigation of ASI, certain of our former officers, directors and others in connection with our accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, we restated earnings for the fiscal year ended September 30, 1999. We have cooperated fully with the SEC in this investigation.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:
	10.1	Third Amendment to Registration Rights Agreement effective as of August 1, 2003, by and between Analytical Surveys, Inc. and Tonga Partners, L.P.

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 906 Certification of Chief Executive Officer

	32.2	Section 906 Certification of Chief Financial Officer

(b) Reports on Forms 8-K:

Current Report on Form 8-K filed on April 21, 2003 announcing the Company’s receipt of notice of regained compliance with Nasdaq.

Current Report on Form 8-K filed on May 16, 2003 announcing the Company’s Second Quarter Results.

Current Report on Form 8-K filed on August 14, 2003 announcing the Company’s Third Quarter Results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Analytical Surveys, Inc.

(Registrant)

Date: August 14, 2003	/s/ J. Norman Rokosh
J. Norman Rokosh
President and Chief Executive Officer

Date: August 14, 2003	/s/ Lori A. Jones
Lori A. Jones
Chief Financial Officer