Form 10-K
period 2003-09-30
ANALYTICAL SURVEYS INC
filed 2003-12-29
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13111

ANALYTICAL SURVEYS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11900 Crownpoint Drive, San Antonio, Texas 78233

(Address of principal executive offices)

(210) 657-1500

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, par value $0. per share	Nasdaq

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if registrant is an accelerated filer (as defined in Rule 12 B-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $1,721,612, based on the closing price of the Common Stock on March 31, 2003.

The number of shares outstanding of the registrant’s Common Stock, as of December 1, 2003, was 1,085,423.

Documents incorporated by reference: None

PART I

Item 1. Business

Overview

Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”), formed in 1981, provides customized data conversion, spatial data management and technical services for the geographic information systems market. A geographic information system (“GIS”) is an “intelligent map” that allows users to input, update, query, analyze and display detailed information about a geographic area. We help customers by transforming raw, often confusing information from multiple sources (maps, blueprints, databases, aerial photography, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation that organizations can rely on to make better decisions with speed and confidence. We have historically targeted services to utilities and state and local governments, and are implementing strategies to expand the number of markets targeted and the range of GIS-related spatial data management and technical services offered.

We believe that the market for geographic information systems and services has historically grown due to:

•	Growing awareness of the benefits of GIS technology;

•	Significant reductions in computer hardware prices;

•	Increased capability and reliability of hardware and software;

•	Deregulation and consolidation in the utility industry; and

•	Increased demand for geographic information systems in growing communities.

We also believe that GIS users are increasingly outsourcing their data conversion and other GIS service projects to third-party providers such as ASI. We provide customers with a single source for all data conversion services necessary to achieve economic value from their investments in GIS.

Global economic conditions slowed the rate of growth in the GIS market since 2000. We expect delays in growth consistent with other technology-related companies until our utility customers resume significant spending on information technology products and services. The technologies utilized by our GIS customer base continue to advance and demand a current and accurate depiction of their spatially located assets. We believe, therefore, that the long-term outlook for the GIS industry is positive and that we are well positioned to serve evolving customer needs.

Strategy

Our objective is to maintain and enhance our leadership position in the data conversion and digital mapping industry. This objective is reflected in the following summary of our strategy:

Turnaround Efforts. Our near-term strategy is to return our Company to profitability and positive cash flow. To achieve this goal, we have:

•	Reduced corporate borrowing;

•	Settled a class action lawsuit;

•	Settled a formal SEC investigation;

•	Standardized project management and cost estimation processes;

•	Consolidated accounting systems;

•	Streamlined operations by reducing from five main production centers in the beginning of fiscal 2001 to two centers at the end of fiscal 2003;

•	Strengthened operational management and reduced corporate and overhead expenses; and

•	Focused on the government and utility conversion and data management sectors of the market.

Expand Business in Existing Markets. We have expanded our products and services to our existing customer base to include outsourcing services for our utility and municipal customers. We will continue to promote our services to potential customers to capitalize on the increasing sophistication and number of GIS users in our core utilities markets. In addressing our market, we have adopted a more technical focus and consultative approach to marketing and business development.

Continue to Maintain and Develop Technological and Operational Leadership. We developed and acquired proprietary software and procedures that automate portions of otherwise labor-intensive data conversion processes, enabling us to provide cost-effective and high-quality services on a timely basis. We will continue to develop new technology and to improve existing technology and procedures. These activities will enhance our ability to expand into additional markets and further improve our production capacity and productivity. See “Research and Development”.

ASI Services

We offer a full range of services to create digital land base maps and databases of related geo-referenced information used in GIS. We use specialized computers and internally developed proprietary software to create land surveys and legal descriptions. These base maps are created using photogrammetric and cadastral mapping technologies. Once the base map is produced, links to tabular databases are created, and other geo-referenced data, such as buildings, telephone poles and zoning restrictions, are collected, verified, converted into digital format and added to the base map to create a GIS. We provide an experienced field inventory staff to collect and verify information and use computerized and manual techniques to verify and digitize data from paper sources and legacy electronic systems. Once a GIS is completed, users can view the base map and any or all of the layers of data on a computer screen and can retrieve selected data concerning any desired location appearing on the screen or all data matching one or more variables. We maintain these databases for customers on an as-needed basis.

Acquisitions, Dispositions and Facility Consolidations and Relocations

In 1995, we embarked on a growth strategy, which included consolidation of the fragmented GIS services industry. We completed five strategic acquisitions that expanded our geographical scope, capacity, customer base, product offerings, proprietary technology and operational expertise. We acquired:

•	Intelligraphics, Inc. located in Wisconsin in December 1995;

•	Westinghouse Landmark GIS, Inc. located in North Carolina in July 1996;

•	MSE Corporation (“MSE”) located in Indiana in July 1997;

•	Cartotech, Inc. located in Texas in June 1998; and

•	The assets of Measurement Sciences, Inc. located in Colorado in December 1998.

In 1999, we sold the Phillips Design Group and Mid-States Engineering subsidiaries (both acquired as parts of MSE Corporation), as these units were not core business competencies. We also sold the Cartographic Sciences Group located in Mumbai, India, to InfoTech Enterprises, Ltd. in 1999.

In April 2001, we sold substantially all of the assets of the Colorado Springs, Colorado-based digital orthophotography and photogrammetric mapping facility to Sanborn Map Company for a total consideration of $10.1 million. The sale agreement contains clauses that prohibit ASI from competing directly with the buyer in the orthophotography and photogrammetric markets for three years. Both companies agreed to cooperate to complete customer contracts where services are provided by more than one ASI production facility. The sale allowed us to reduce debt and to refocus attention on utility and municipal mapping services.

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

On January 1, 2003, we moved our corporate headquarters from Indianapolis, Indiana to San Antonio, Texas, to give the executive team closer proximity to production staff. The Indianapolis, Indiana, office was closed effective January 2, 2003.

Customers

We derive revenues primarily from two core markets, utilities and state and local governments, and we also serve commercial businesses. Current customers include KeySpan Corporate Services LLC, Logica, Inc., Michigan Consolidated Gas Company, and Worldwide Services, Inc. (a division of Intergraph), each of which accounted for more than 10% of our consolidated revenues in fiscal 2003. One customer accounted for 58% of total accounts receivable and revenue in excess of billings at September 30, 2003. The loss of any of these customers would have a material adverse effect on us. See “Risk Factors – Dependence on Certain Customer Markets” and “– Terms of Customer Contracts,” and note 10—“Concentrations of Credit Risk”.

Sales and Marketing

We market our products and services in domestic and international markets primarily through an internal sales force. We augment direct sales efforts by:

•	Maintaining relationships and forming alliances with regional businesses offering complementary services;

•	Obtaining referrals, either directly or indirectly, from consultants in the GIS industry;

•	Maintaining memberships in professional and trade associations; and

•	Actively participating in industry conferences.

Our sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. Most projects take from 6 to 48 months to complete. See “Risk Factors—Dependence on Business Alliances”.

Subcontractors

We use subcontractors when necessary to expand capacity, meet deadlines, reduce production costs and manage workload. We are in the fifth year of a five-year supply agreement with InfoTech Enterprises, Ltd., an India-based company. The agreement provides us with exclusive access to InfoTech’s production capacity for data conversion and other related services. Under the agreement, we licensed certain proprietary production technology and provided certain assurances of production volume to InfoTech. We intend to continue to utilize offshore subcontractors for a large percentage of our production work in fiscal 2004 to reduce production costs and develop new services. We also employ certain select foreign and domestic subcontractors for tasks outside our expertise, or to augment in-house capacity (such as field data surveying). See “Risk Factors—Dependence on Subcontractors,” “—Dependence on Offshore Operations” and “Dependency on Key Personnel”.

Research and Development

We continue to develop new technology and to improve existing technology and procedures to enhance our ability to expand into additional markets and further improve our production capacity and productivity. Most of these activities occur as we develop software or design a product or process for a particular project. The costs of such efforts are generally included in project expenses, and are not charged to research and development expenses. We retain ownership of such proprietary software and products and often apply them to projects for other customers. Approximately three employees are substantially engaged in research and development efforts. See “Risk Factors—Reliance on Technology; Limited Protection of Proprietary Rights”.

Competition

The GIS services business is highly competitive and highly fragmented. Competitors include small regional firms, independent firms, large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services.

We seek to compete on the basis of:

•	The quality of our products and the breadth of our services;

•	The accuracy, responsiveness and efficiency with which we provide services to customers; and

•	Our capacity to perform large complex projects.

We use internally developed proprietary production software and commercially available software to automate much of the otherwise labor-intensive GIS production process. We believe this automated approach enables us to achieve more consistent quality and greater efficiencies than more manually intensive methods.

To compete against low-cost providers, we minimize costs by using offshore subcontractors for a large percentage of our production work. See “Risk Factors—Dependence on Subcontractors”.

Personnel

At September 30, 2003, we had approximately 135 employees compared to 200 at September 30, 2002. We reduced the workforce and executive ranks as we:

•	Transitioned a greater percentage of work to less expensive offshore subcontractors;

•	Continued efforts to improve operational efficiencies;

•	Adjusted expenses to match forecasted revenues; and

•	Flattened our organizational structure to shorten the internal communications hierarchy.

We believe that retention of highly qualified managers and executive officers is critical to our ability to compete in the GIS data conversion industry. Almost all of our employees work on a full-time basis. We do not have a collective bargaining agreement with any of our employees and generally consider relations with our employees to be good. See “Risk Factors—Competition” and “—Dependence on Key Personnel.”

RISK FACTORS

In addition to the other information set forth in this Form 10-K, the issues and risks described below should be considered carefully in evaluating our outlook and future.

Dependence on Cash Resources for Liquidity

We currently do not have a line of credit with any lender. The terms of our senior secured convertible note restricts our ability to secure additional debt and also contain customary default provisions, which if triggered and exercised, would make it difficult for us to meet the debt payments. During the fiscal years of 2000 through 2003, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness. Our revenues and backlog have also decreased substantially during the same period. These factors, among others raise substantial doubt about our ability to continue as a going concern. We rely solely on cash flow from operations to fund future operations and expenditures. We attempt to negotiate new contracts to minimize negative cash flow and frequently monitor and forecast our cash availability. There is no assurance that the cash flow from operations will be sufficient to meet our capital requirements. See “Risk Factors—Terms of Customer Contracts” and Item 7 – “Liquidity and Capital Resources”.

Dependence on Successful Implementation of Turnaround Efforts

The successful implementation of our turnaround efforts requires the cooperation of customers, subcontractors, vendors, lenders, and employees. There can be no assurance that the specific strategies designed to return our operations to profitability and positive cash flow can be implemented to the extent and in the timeframe planned. Delays and difficulties in achieving sales targets, realizing cost savings, maintaining funding, retaining employees and other turnaround efforts could have a material adverse effect on our operations.

Competition

As the GIS services industry evolves, additional competitors may enter the industry. In addition, other improvements in technology could provide competitors or customers with tools to perform the services we provide and lower the cost of entry into the GIS services industry. We are facing increased price competition, particularly in the utilities market, from relatively new entrants to the market, who perform their work utilizing mostly offshore labor. A number of our competitors or potential competitors may have capabilities and resources greater than ours.

Terms of Customer Contracts

Most of our revenue is earned under long-term, fixed-price contracts. Our contractual obligations typically include large projects that will extend over six months to four years. These long-term contracts entail significant risks, including:

•	Our ability to estimate our costs accurately is critical to ensuring the profitability of projects.

•	Our skill at controlling costs under such fixed-price contracts once in production.

•	Contracts may be signed with a broad outline of the scope of the work, with detailed specifications prepared after a contract is signed. In preparing the detailed specifications, customers often negotiate specifications that reduce our planned project profitability.

•	Customers may increase the scope of contracts and we must negotiate change orders to maintain planned project profit margins and cash flows.

•	Customers may request us to slow down or scale back the scope of a project to satisfy their budget or cash constraints. Schedule delays and scope reductions may interrupt workflow, create inefficiencies, and increase cost.

•	Customers may require a compressed schedule that may place additional strains on cash availability and management’s ability to hire and train personnel required to meet deadlines.

•	Contracts are generally terminable by the customer on relatively short notice, and the terms of some contracts may make it difficult for us to recoup our investment in a project terminated prior to completion. Termination of any of our long-term contracts therefore may have a material adverse impact on our operations.

•	Large, long-term, fixed-price contracts generally increase our exposure to the effects of inflation and currency exchange rate fluctuation.

•	Contracts may contain billing terms that are based on achievement of milestones or on deliverable units and not necessarily in accordance with costs incurred.

Fluctuations in Quarterly Operating Results

We have experienced and expect to continue to experience quarterly variations in revenues and operating income as a result of many factors, including the timing of customers’ budget processes, slowdowns or acceleration of work by customers, the number of operating days in each quarter and the impact of weather conditions on the ability of our or subcontractors to obtain satisfactory aerial photography or field data. General weak economic conditions may result in customer deferral of projects or cancellation in planned expenditures.

Reliance on Technology; Limited Protection of our Proprietary Rights

We have devoted significant resources to developing and acquiring specialized data collection and conversion hardware and software. In order to remain competitive, we must continue to select, invest in, acquire and develop new and enhanced technology on a timely basis. There can be no assurance that we will be successful in these efforts or in anticipating developments in data conversion technology. In addition, competitors could develop similar applications. We do not have any patent protection for our products or technology. Third parties could independently develop similar technology, obtain unauthorized access to our proprietary technology or misappropriate technology to which we have granted access.

Dependence On Certain Customer Markets

We derive our revenues primarily from two core markets, utilities and state and local governments. The ongoing consolidation and reduced technology budgets of the utilities industry has and may continue to increase competition and reduce profitability for the GIS services projects of current and potential customers. Also, to the extent that utilities remain regulated, legal, financial and political considerations may constrain the ability of utilities to fund GIS. Many state and municipal entities are subject to legal constraints on spending, and a multi-year contract with any such entity may be subject to termination in any subsequent year if the entity does not choose to appropriate funds for such contracts in that year. Moreover, fundamental changes in the business practices or capital spending policies of any of these customers, whether due to budgetary, regulatory, technological or other developments or changes in the general economic conditions in the industries in which they operate, could cause a material reduction in demand by such customers for the services we offer. Any such reduction in demand could have a material adverse effect on our operations.

Dependence on Maintaining a Skilled Labor Force

Our business is labor-intensive and requires trained employees. There can be no assurance that we will be able to continue to hire, train and retain sufficient numbers of qualified employees. A significant portion of our costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could have a material adverse effect on us. Turnover could increase for any of several reasons, including increased competition for labor. Higher turnover among our employees could increase our recruiting and training costs, could affect our ability to perform services and earn revenues on a timely basis and could decrease operating efficiencies and productivity.

Dependence on Key Personnel

Our success depends upon the continued service of our key employees. Our ability to retain our management team is an important factor in our turnaround program and our ability to pursue our overall business plan. While we have employment agreements with certain of our key personnel, there is no assurance that we will be able to retain the services of such key personnel. We do not maintain any key personal life insurance policies. Layoffs in recent years may impair our ability to retain and recruit key personnel. The loss of additional key personnel or the inability to obtain additional key personnel could have a material adverse effect on us.

Dependence On Subcontractors

We employ certain selected subcontractors for tasks outside our expertise, such as for the acquisition of aerial photography. We also use subcontractors for work similar to that performed by our own employees such as field data acquisition. These arrangements allow us to expand capacity, meet deadlines, reduce production costs, and manage workload. The inability to obtain the services of such qualified subcontractors when needed could have a material adverse effect on us.

Dependence on Offshore Operations

We utilize subcontractors in India and may from time to time use subcontractors in other overseas locations to perform certain tasks such as data conversion and photogrammetric interpretation at lower costs than could be achieved in the United States. Our ability to perform services under some existing contracts on a profitable basis is dependent upon the continued availability of our overseas subcontractors. For example, India has in the past experienced significant inflation, civil unrest and regional conflicts. Events or governmental actions that would impede or prohibit the operations of our subcontractors could have a material adverse effect on us. We are in the fifth year of a five-year exclusive agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services. Under the agreement, we have provided certain assurances of production volume to InfoTech. We are not meeting these production volume commitments due to the weakened demand for services from our customer base.

Dependence on Business Alliances

A portion of our sales is the result of referrals derived, either directly or indirectly, from engineers, software developers and consultants in the GIS industry. We believe that our continued success in the GIS services market is dependent, in part, on our ability to maintain current relationships and to cultivate additional relationships with other industry participants. Such participants could acquire a GIS data collection or data conversion business or businesses or form other relationships with our competitors. There can be no assurance that relationships with GIS consultants will continue to be a source of business for us. Our inability to maintain such relationships or to form new relationships could have a material adverse effect on our operations.

Effect of Preferred Stock Provisions

Our Articles of Incorporation allow the Board of Directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the 1.6 million shares of preferred stock that we have previously issued and any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Control by Single Shareholder

Tonga Partners, L.P. owns 261,458, or 24.1% of our outstanding common stock. Tonga Partners, L. P. also holds a senior secured convertible promissory note in the principal amount of $1,700,000 and warrants to purchase 500,000 shares of our common stock. Pursuant to the note and purchase agreement executed in April 2002, Tonga has the right to appoint of a majority of the board of directors. Accordingly, Tonga has the power to effectively control the election of our directors and to influence the outcome of various corporate actions requiring shareholder approval.

Volatility Of Stock Price

The trading price and volume of the Common Stock has been and may continue to be subject to significant fluctuations in response to:

•	Actual or anticipated variations in our quarterly operating results;

•	The introduction of new services or technologies by us or our competitors;

•	Changes in other conditions in the GIS industry or in the industries of any of our customers;

•	Changes in governmental regulation, government spending levels or budgetary procedures; and

•	Changes in the industry generally; or seasonal, general market or economic conditions.

The trading price of the Common Stock may vary without regard to our operating performance.

Item 2. Property

We operate two offices in the United States. We lease facilities in San Antonio, Texas, and Waukesha, Wisconsin.

Item 3. Litigation

Two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana) against four former ASI officers on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with ASI’s acquisition of Cartotech, Inc., in June 1998. The four defendants have sent ASI written demands for indemnification. We have no further obligation to indemnify Mr. Corder as specified in a Settlement Agreement and Mutual General Release entered into between ASI and Mr. Corder in July 2002. We have notified our insurance carrier of these claims and have requested coverage. In response, the insurance carrier has reserved its rights to deny or limit coverage. This litigation has been stayed pending an outcome in the arbitration between ASI and the plaintiffs described in the following paragraph.

On June 26, 2002, the Claimants initiated arbitration proceedings against ASI. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of ASI. In the Statement of Claim they filed with the American Arbitration Association, Claimants alleged that certain representations and warranties made by ASI in the Cartotech merger agreement were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They alleged that the restatement of our financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. The Claimants alleged that we violated the Texas Securities Act and the Indiana Securities Act and that we breached warranties in the merger agreement. The Claimants sought “recission or damages” in the “principal amount” of approximately $5,546,533, which they alleged to be the net loss in value of our Common Stock which they received in the merger, and attorneys’ fees. On October 31, 2003, a three-member panel of the American Arbitration Association concluded a four-day, evidentiary hearing in the matter and issued its decision on December 17, 2003. The panel concluded that the Claimants failed to prove to the satisfaction of the panel that ASI breached any of its representations and warranties or that ASI made material misrepresentations in connection with the publicly filed financial statements issued prior to the closing date of the merger. The panel awarded zero damages to the Claimants and ordered each side to bear its own attorneys’ fees.

We submitted to our insurance carrier legal bills for the defense of the proceedings initiated by the Claimants. The terms of our insurance policy provide for the carrier to reimburse reasonable and necessary defense costs. Our coverage is subject to a $150,000 deductible which we accrued as legal expense in the quarter ended September 30, 2002. Defense costs through September 30, 2003 totaled approximately $1,600,000. In September 2003, we received $400,000 from our insurance carrier as an initial reimbursement of these defense costs. We have recorded approximately $980,000 as a current liability as of September 30, 2003. We have also recorded a receivable representing an amount we expect to receive as reimbursement of defense costs from our insurer.

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs interest and attorney’s fees. We have responded to the lawsuit and deny all claims in the action. We are vigorously defending this lawsuit.

On January 23, 2002, we announced that the Securities and Exchange Commission had commenced a formal investigation of ASI, certain of our former officers, directors and others in connection with our accounting policies, procedures, disclosures and system of internal controls relating to the period from

October 1998 through March 2000. On March 7, 2000, we restated earnings for the fiscal year ended September 30, 1999. We cooperated fully with the SEC in this investigation. On September 26, 2003, we signed a settlement with the SEC which included our entering into a Cease-and-Desist Order without admitting or denying the SEC’s allegations. The Order does not impose a fine, make a finding of fraud against the Company, or seek an injunction. This investigation is now closed.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission Of Matters To A Vote Of Shareholders

On August 21, 2003, at the annual meeting of shareholders, our shareholders approved the 2003 Stock Option Plan, reelected five directors to the Board of Directors, and ratified the appointment of KPMG LLP as independent public accountants for the fiscal year ending September 30, 2003.

The following table provides the number of votes cast on each matter:

	FOR	AGAINST	WITHHELD
Election of Board of Directors

Christopher D. (Kit) Illick	565,387	—	30,203
Christopher S. Dean	565,706	—	29,884
J. Livingston Kosberg	565,442	—	30,148
J. Norman Rokosh	564,832	—	30,758
Joshua C. Huffard	568,105	—	27,485

	FOR	AGAINST	ABSTAIN
Approval of 2003 Stock Option Plan	96,247	57,157	3,726

Ratification of KPMG LLP as independent public accountant	589,074	3,446	3,070

PART II.

Item 5. Market For The Registrant’s Common Stock And Related Shareholder Matters

Since June 6, 2002 our Common Stock has traded on the NASDAQ SmallCap Market under the symbol “ANLT.” Prior to that date, our Common Stock traded on the NASDAQ National Market under the same symbol. As of December 1, 2003, we had approximately 5,200 holders of record. The following table sets forth the high and low bid prices for our Common Stock as reported on NASDAQ for the period we were quoted on the NASDAQ SmallCap Market and the high and low sale prices for the period we were quoted on the NASDAQ National Market System. Prices have been adjusted to reflect the one-for-ten reverse split effective October 2, 2002.

	High	Low
Year Ended September 30, 2003
First quarter	1.87	0.76
Second quarter	2.09	0.67
Third quarter	2.52	1.11
Fourth quarter	2.15	1.15

Year Ended September 30, 2002
First quarter	$6.70	$2.80
Second quarter	14.00	3.70
Third quarter	4.30	2.00
Fourth quarter	4.00	1.60

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On April 2, 2002, we issued a senior secured convertible promissory note to Tonga Partners, L.P. (“Tonga”) in the original principal amount of $2,000,000. As part of the same transaction, we issued to Tonga warrants to purchase 500,000 shares of our Common Stock. The sale and issuance of such securities were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. In connection with the transaction, Tonga established to our satisfaction that it is an accredited investor.

On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible debenture. The shares were issued at a price of $1.24 for an aggregate conversion of $300,000 of principal payable and $24,208 of interest payable. The $2 million debenture was exchanged for the shares and a $1.7 million debenture bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

Pursuant to the conversion, the exercise price of 75,000 shares underlying the warrant was set at $1.43 per share. The exercise price of the remaining shares will be set accordingly upon the conversion, if any, of the remainder of the note.

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended September 30, 2003, 2002, 2001, 2000 and 1999 are derived from our audited consolidated financial statements. Our historical consolidated financial statements as of September 30, 2003 and 2002 and for the years ended September 30, 2003, 2002 and 2001 are contained elsewhere in this Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. (Amounts in thousands, except for per share data.)

	2003	2002	2001 (1)	2000	1999
Consolidated Statement of Operations Data:

Revenues	$14,973	19,072	40,941	60,085	103,254

Cost and expenses:
Salaries, wages and benefits	8,903	13,081	25,003	44,027	57,571
Subcontractor costs	3,540	3,617	8,293	14,476	15,628
Other general and administrative	5,120	5,669	12,528	19,031	18,112
Depreciation and amortization	482	915	2,849	5,107	5,661
Impairment of goodwill	—	—	—	16,513	—
Gain on sale of assets	—	—	(3,542)	—	(1,084)

	18,045	23,282	45,131	99,154	95,888

Earnings (loss) from operations	(3,072)	(4,210)	(4,190)	(39,069)	7,366

Other income (expenses), net	(274)	11,578	(2,767)	(2,804)	(2,523)

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(3,346)	7,368	(6,957)	(41,873)	4,843

Income taxes (benefit)	—	(1,240)	2,781	(3,294)	2,053

Earnings (loss) before cumulative effect of a change in accounting principle	(3,346)	8,608	(9,738)	(38,579)	2,790
Cumulative effect of a change in accounting principle	—	(3,557)	—	—	—

Net earnings (loss)	(3,346)	5,051	(9,738)	(38,579)	2,790

Accretion of discount and dividends on preferred shares	(568)	(560)	—	—	—

Net earnings (loss) available to common shareholders	$(3,914)	4,491	(9,738)	(38,579)	2,790

Basic earnings (loss) per share (2)	$(4.75)	6.14	(13.95)	(55.43)	4.08

Diluted earnings (loss) per share (2)	$(4.75)	2.42	(13.95)	(55.43)	3.89

Weighted average common shares outstanding: (2)
Basic	824	731	698	696	683
Diluted	824	1,859	698	696	718

Consolidated Balance Sheet Data:

Working capital	$6,764	9,710	(2,748)	7,073	40,029

Total assets	$11,780	15,503	23,819	50,262	89,242

Long-term debt, less current portion	$3,403	2,760	200	5,952	20,339

Total stockholders’ equity	$3,882	7,796	2,204	12,070	50,663

(1)	In April 2001, we sold substantially all of the assets of the Colorado Springs, Colorado-based mapping office for an aggregate sales price of $10.1 million, including cash proceeds of $8.6 million and the assumption by the buyer of $1.5 million of certain liabilities.
(2)	Information for all five years reflects the one-for-ten reverse stock split effective October 2, 2002.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The discussion of our financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-K, or in the documents incorporated by reference into this Form 10-K, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements in “ Business – Overview and – Risk Factors” and statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-K are based upon information available to us on the date of this Form 10-K, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the resolution or outcome of the lawsuits described in “Litigation” above, the effect of changes in our management and the ability to retain qualified individuals to serve in key management positions, and those discussed below, in “ Business— Risk Factors,” and elsewhere in this Form 10-K.

Overview

Founded in 1981, we are a provider of data conversion and digital mapping services to users of customized geographic information systems.

We experience yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period. We utilize InfoTech Enterprises Ltd., an India-based company, for a significant percentage of our offshore production services.

Backlog increases when new contracts are signed and decreases as revenues are recognized. Changes in macroeconomic and industry market conditions were first encountered in fiscal 2000 and have continued through fiscal 2003. These changes have resulted in a reduction of timely order flow. At September 30, 2003, backlog was $7.9 million as compared with $19.5 million at September 30, 2002. We believe these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, our adverse financial results for fiscal years 2001, 2002, and 2003 and increased competition from companies with offshore operations.

A number of the projects awarded to us are greater than $2 million or longer than two years in duration, which can increase risk due to inflation, as well as changes in customer expectations and funding availability. Our contracts are generally terminable on short notice, and while we rarely experience such termination, there is no assurance that we will receive all of the revenue anticipated under signed contracts. See Item 1. “Business — Risk Factors” and “– Risks Associated with Terms of Customer Contracts”.

Critical Accounting Policies

Revenue Recognition. We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. The cost estimation process requires substantial judgements. The duration of the contracts and the technical challenges included in certain contracts affect the Company’s ability to estimate costs precisely. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of our contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs. We recognize losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

Valuation of Accounts Receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management routinely assesses the financial condition of our customers and the markets in which these customers participate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Litigation. We are subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel. When estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS 5, amounts are recorded as charges to net earnings. The ultimate resolution of any exposure may change as further facts and circumstances become known.

Income Taxes. The year 2002 was the only year out of the last three in which we have reported net income (and taxable income), and we reported a net loss in fiscal 2003. The current and prior year losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $22 million as of September 30, 2003.

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

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 39% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Results Of Operations

The following table sets forth, for the fiscal years ended September 30, 2003, 2002 and 2001, selected consolidated statement of operations data expressed as a percentage of sales:

Percentage of Sales:	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	59.6	68.6	61.1
Subcontractor costs	23.6	19.0	20.2
Other general and administrative	31.6	28.9	25.8
Bad debts (recoveries)	(0.2)	0.3	4.3
Depreciation and amortization	3.2	4.8	7.0
Severance and related costs	2.7	0.5	0.5
Gain on sale of assets	—	—	(8.7)

Earnings (loss) from operations	(20.5)	(22.1)	(10.2)
Other income (expense), net	1.8	(0.7)	(7.5)
Gain of extinguishment of debt	—	61.4	0.7

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(22.3)	38.6	(17.0)
Income taxes (benefit)	—	(6.5)	6.8

Net earnings (loss) before cumulative effect of a change in accounting principle	(22.3)	45.1	(23.8)
Cumulative effect of a change in accounting principle	—	(18.6)	—

Net earnings (loss)	(22.3)%	26.5%	(23.8)%

Fiscal Years Ended September 30, 2003 And 2002

Revenues. We recognize revenues as services are performed. Revenues recorded in a period are reported net of adjustments to reflect changes in estimated profitability of each project. Revenues decreased 21.5% or $4.1 million to $15.0 million for fiscal 2003 from $19.1 million for fiscal 2002. This decrease was primarily due to a decline in the number and size of customer contracts.

Salaries, Wages and Benefits. Salaries, wages and benefits include employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and benefits decreased 31.9% to $8.9 million for fiscal 2003 from $13.1 million for fiscal 2002. This decrease was primarily due to across-the-board staff reductions. As a percentage of revenues, salaries, wages and benefits decreased to 59.6% for fiscal 2003 from 68.6% for fiscal 2002.

Subcontractor Costs. Subcontractor costs includes production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 2.1% to $3.5 million for fiscal 2003 from $3.6 million for fiscal 2002. This decrease was due to a decreased number of contracts, completing backlog that utilized subcontractor labor and the sale of the Colorado office. Subcontractor costs increased as a percentage of revenues to 23.6% for fiscal 2003 from 19.0% for fiscal 2002 principally as a result of our use of domestic subcontractors in fiscal 2003 as compared to offshore subcontractors in fiscal 2002.

Other General and Administrative Costs. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 13.9% to $4.7 million for fiscal 2003 from $5.5 million for fiscal 2002. The decrease was primarily attributable to decreases in travel, supplies and certain professional services expenses, which varied with the general decrease in personnel in fiscal 2003. As a percentage of revenues, other general and administrative costs increased slightly to 31.6% for fiscal 2003 from 28.9% for fiscal 2002.

Depreciation and Amortization. Depreciation and amortization for fiscal 2003, depreciation decreased 47.3% to $482,000 from $915,000 for fiscal 2002 due to equipment becoming fully depreciated and the consolidation from four production centers to two. As a percentage of revenues, depreciation and amortization was 3.2% for fiscal 2003 and 4.8% for fiscal 2002.

Severance and Related Costs. We incurred severance expense of $410,000 in fiscal 2003 and $97,000 in fiscal 2002. These costs represented 2.7% and 0.5% of revenues in fiscal 2003 and fiscal 2002, respectively.

Other Expense, Net. Other expense, net, is comprised primarily of interest expense, which increased to $356,000 for fiscal 2003 from $277,000 in fiscal year 2002. This increase is due to the recognition of accretion and discount on our preferred stock as interest expense during the fourth quarter of 2003 as required by FAS No. 150, offset by a decrease in interest paid on bank debt as a result of the extinguishment of bank debt in the first six months of fiscal 2002. Most of the interest expense in fiscal 2003 is non-cash in nature as it relates to accretion of discount or payment is deferred.

Gain on Extinguishment of Debt, Net of Tax. We recognized a gain on the extinguishment of debt of $11.7 million in fiscal 2002. Such gain is a result of the debt forgiveness related to a $1.95 million cash payment, the issuance of a $175,000 unsecured promissory note and the issuance of non-convertible preferred stock with an original fair value of $300,000 to fully retire debt of $14.1 million. This gain reflects net tax of $0 due to our estimated effective tax rate for the year.

Income Tax Benefit. We recorded an income tax benefit of $1.2 million in fiscal 2002 as a result of a recent change in federal tax regulations. We recorded zero tax expense for fiscal 2002 and 2003. Also, as a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no additional income tax benefit has been recognized for fiscal 2002 and 2003.

Cumulative Effect Of A Change In Accounting Principle. We elected early adoption of FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets, as of October 1, 2001. We determined that goodwill had been impaired under the provisions of FASB 142 and we recognized a loss of $3.6 million as the cumulative effect of this change in accounting principle during fiscal 2002.

Net Earnings (Loss). Net loss available to common shareholders of $3.9 million in fiscal 2003 is an $8.4 million decrease from the $4.5 million net earnings in fiscal 2002. As discussed above, non-operational items accounted for the variance.

Fiscal Years Ended September 30, 2002 And 2001

Revenues. We recognize revenues as services are performed. Revenues recorded in a period are reported net of adjustments to reflect changes in estimated profitability of each project. Revenues decreased 53.4% or $21.9 million to $19.1 million for fiscal 2002 from $40.9 million for fiscal 2001. This decrease was primarily due to a decline in the number and size of customer contracts and the sale of the Colorado office and by downward adjustments in the anticipated profitability of existing contracts. As required by percentage-of-completion accounting guidelines, the revenue impact of these changes in accounting estimates is recorded in the current period.

Salaries, Wages And Benefits. Salaries, wages and benefits include employee compensation for production, marketing, selling, administrative and executive employees. Salaries, wages and benefits decreased 47.7% to $13.1 million for fiscal 2002 from $25.0 million for fiscal 2001. This decrease was primarily due to across the board staff reductions, use of lower cost offshore subcontractor’s labor, and the sale of the Colorado office. As a percentage of revenues, salaries, wages and benefits increased to 68.6% for fiscal 2002 from 61.1% for fiscal 2001.

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

Other General And Administrative Costs. Other general and administrative costs includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 47.9% to $5.5 million for fiscal 2002 from $10.6 million for fiscal 2001. The decrease was primarily attributable to decreases in travel, supplies and certain professional services expenses, which varied with the general decrease in personnel in fiscal 2002. As a percentage of revenues, other general and administrative costs increased to 28.9% for fiscal 2002 from 25.8% for fiscal 2001.

Bad Debts. We record losses, or the anticipation of losses, arising from our investment in accounts receivable and revenues in excess of billings in the period in which the possibility of loss is identified. Bad debts were $68,000 in fiscal 2002 versus $1.7 million in fiscal 2001. Bad debt expense in fiscal 2001 related primarily to the write-down of a receivable on a terminated contract.

Depreciation And Amortization. Depreciation and amortization in fiscal 2001 consists primarily of amortization of goodwill incurred in connection with our acquisitions, as well as depreciation of certain of our operating assets. For fiscal 2002, goodwill amortization was discontinued due to the change in accounting principle to apply the provisions of SFAS 142. (See discussion on the cumulative effect of a change in accounting principle below.) For fiscal 2002, depreciation decreased $1.6 million to $915,000 from $2.5 million for fiscal 2001 due to equipment becoming fully depreciated, the sale of the Colorado office, and the consolidation from four production centers to two. As a percentage of revenues, depreciation and amortization was 4.8% for fiscal 2002 and 7.0% for fiscal 2001.

Severance And Related Costs. We incurred severance expense of $97,000 in fiscal 2002 and $230,000 in fiscal 2001. These costs represented 0.5% of revenues in both fiscal 2002 and fiscal 2001.

Gain On Sale Of Assets. On April 27, 2001, we completed the sale of substantially all of the assets of our Colorado Springs, Colorado-based land mapping office for an aggregate sales price of approximately $10.1 million, including cash proceeds of $8.6 million and the assumption of $1.5 million of certain liabilities by the buyer. We transferred approximately $2.9 million of net working capital and $2.2 million of net book value of equipment and leasehold improvements to the buyer and recorded a gain on sale of approximately $3.5 million after transaction and other expenses. We used the proceeds of the transaction to reduce our line-of-credit, lease and term debt by a total of $6.0 million, pay Colorado-related liabilities of approximately $1.2 million, pay transaction expenses of approximately $700,000 and fund other operating expenses.

Other Expense, Net. Other expense, net is primarily comprised of net interest. Interest expense decreased $277,000 for fiscal 2002 from $1.9 million in fiscal year 2001. This decrease was primarily due to reduced average debt outstanding and lower interest rates in fiscal 2002. Most of the interest expense in fiscal 2002 is non-cash in nature as it relates to accretion of discount or payment is deferred.

Income Tax Expense (Benefit). We recorded income tax benefit of $1.2 million in fiscal 2002 as a result of a recent change in federal tax regulations. New regulations allowed us to claim a refund of taxes paid in prior years by increasing the carryback period of our federal net operating loss generated in fiscal year 2001 from two years to five years. We continued to project zero tax expense for fiscal 2002, excluding the benefit from this change in tax law. Also, as a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no additional income tax benefit has been recognized for fiscal 2002. In fiscal 2001, tax expense of $2.8 million was recognized to reflect the uncertainty that sufficient taxable income could be recognized to realize the deferred tax asset.

Gain On Extinguishment Of Debt, Net Of Tax. We recognized a gain of $11.7 million in fiscal 2002. Such gain is a result of the debt forgiveness related to a $1.95 million cash payment, the issuance of a $175,000 unsecured promissory note and the issuance of non-convertible preferred stock with an original fair value of $300,000 to fully retire debt of $14.1 million. This gain reflects net tax of $0 due to our estimated effective tax rate for the year. The gain of $300,000 in fiscal 2001 represents the debt forgiveness related to a $100,000 debt payment under our debt agreement in effect at September 30, 2001.

Cumulative Effect Of A Change In Accounting Principle. We elected early adoption of FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets, as of October 1, 2001. We determined that goodwill had been impaired under the provisions of FASB 142 and recognized a loss of $3.6 million as the cumulative effect of this change in accounting principle during fiscal 2002.

Net Earnings (Loss). Net earnings of $5.1 million in fiscal 2002 is a $14.8 million improvement over the $9.7 million net loss in fiscal 2001. As discussed above, non-operational items accounted for the variance.

Liquidity And Capital Resources

Historically, our principal source of liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. We did not have a working capital line-of-credit as of September 30, 2003. Other borrowings consist of a $1.9 million senior secured convertible debenture and redeemable preferred stock.

On March 31, 2003, we made our final bank debt payment, paying in full a $175,000 unsecured promissory note that matured on March 31, 2003. The $1.9 million senior secured convertible note, which has a face value of $2.0 million maturing April 2, 2005, bears interest at an annual rate of five percent, but interest is not payable until maturity. The senior secured convertible note must be converted at maturity to Common Stock as described below.

The senior secured convertible note is convertible at any time into Common Stock at a price equal to the lesser of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date of April 2, 2002 (calculated to be $4.69), and (iii) 90% of the average closing bid prices for the 3 trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date, but under any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. If at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the note and upon exercise of the warrants would increase. Similarly, if ASI issues shares of Common Stock at a price of less than $4.00 per share, the conversion price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase. At the time of conversion, any unpaid interest is to be paid in shares of Common Stock.

If the note had been converted in full on September 30, 2003, the conversion price would have been $1.19, and we would have issued 1,806,722 shares to redeem the principal and accrued interest. The note is subject to mandatory conversion in three years and is secured by all of our assets. All amounts and prices have been adjusted to reflect the one-for-ten reverse split of Common Stock that became effective October 2, 2002.

The holder of the senior secured convertible note, Tonga Partners, L.P., also received warrants to purchase an additional 500,000 shares of Common Stock (subject to adjustment). One whole warrant entitles Tonga to acquire an additional share of Common Stock at an exercise price equal to 115% of the conversion price of the note. Assuming an exercise price of $1.37 per share (115% of $1.19), the aggregate exercise price for the warrants would be $685,000 for the issuance of 500,000 shares of Common Stock, but the shares issuable upon conversion of the note and exercise of warrants are to be no less than 55% of the outstanding Common Stock (unless Tonga exercises the warrants in a cashless exercise where Tonga uses the value of some of the warrants to pay the exercise price for other warrants).

On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible debenture. The shares were issued at a price of $1.24 for an aggregate conversion of $300,000 of principle payable and $24,208 of interest payable. The $2 million debenture was exchanged for the shares and a $1.7 million debenture bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

Pursuant to the conversion, the exercise price of 75,000 shares underlying the warrant was set at $1.43 per share. The exercise price of the remaining shares will be set accordingly upon the conversion, if any, of the remainder of the note.

We are required to register the shares underlying the note and warrants. Also, ASI is generally restricted from issuing additional equity securities without Tonga’s consent, and the Holder has a right of first refusal as to certain subsequent financings. In addition, we are obligated to continue the listing of our Common Stock on the Nasdaq SmallCap Market pursuant to the Note and Warrant Purchase Agreement entered into with Tonga , our controlling beneficial shareholder, and any breach of this obligation might result in the acceleration of the Company’s obligations under the senior secured convertible note payable to Tonga.

As part of the transaction, Tonga was granted the opportunity to appoint a majority of ASI’s board of directors and, as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, Tonga will own a majority of the Common Stock, thereby giving Tonga additional control over ASI.

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

During the fiscal years of 2000 through 2003, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. Our senior secured convertible note also contains customary default provisions, which if triggered and exercised, would make it difficult for us to meet these debt payments.

To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ASI for profitable operations. In fiscal 2002, we improved our working capital position by reducing our bank debt through the issuance of preferred stock and convertible debt and with the collection of a $1.2 million federal income tax refund. The consolidation of our production operations in fiscal 2003 to two solution centers has resulted in lower general and administrative costs and improved operating efficiencies. Additionally, the relocation of our corporate headquarters has resulted in additional savings realized with a smaller corporate staff and efficiencies in occupancy and travel related expenses. Our sales and marketing team is pursuing market opportunities in both our traditional digital mapping and newly launched data management initiatives. We continue to focus on cost control as we develop the data management initiative.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

In the absence of a line of credit and limitations on securing additional debt, we depend on internal cash flow to sustain operations. Internal cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in internal cash flow are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting:

•	“Accounts receivable” is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing.

•	“Revenues in excess of billings” occur when we have performed under a contract even though a billing event has not been triggered.

•	“Billings in excess of revenues” occur when we receive an advance or deposit against work yet to be performed.

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At September 30, 2003, we had multiple contracts with four customers, each of which accounted for more than 10% of our consolidated revenues in fiscal 2003. One customer accounted for 58% of total accounts receivable and revenue in excess of billings at September 30, 2003. At September 30, 2002, three customers represented 72% (43%, 17% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2004 such that revenue in excess of billings for these customer contracts will begin to decline.

Our operating activities used $0.9 million cash in fiscal 2003 and provided positive cash flow of $2.3 million in fiscal 2002 and $0.3 million in fiscal 2001. Contract-related accounts described in the previous paragraph declined $1.5 million, $6.0 million, and $8.7 million in fiscal 2003, 2002, and 2001, respectively. Accounts payable and accrued expenses increased $0.5 million in fiscal 2003 and decreased $2.0 million in fiscal 2002 and $3.5 million in fiscal 2001. The decrease in fiscal 2001 reflects the Company’s reduced size of operations, in part due to the sale of our Colorado Springs, Colorado office. Prepaid expenses remained constant in fiscal 2003, decreased by $0.5 million in fiscal 2002 and increased by $0.2 million in fiscal 2001.

Cash provided by investing activities principally consisted of proceeds from sales of assets, offset by the purchases of equipment and leasehold improvements. In fiscal year 2001, we enhanced cash flow by $8.6 million from the sale of assets, primarily from the sale of Colorado assets. We purchased equipment and leasehold improvements totaling $0.2 million, $0.4 million, and $0.4 million in 2003, 2002, and 2001, respectively.

Cash used by financing activities for fiscal years 2003, 2002, and 2001 was $0.1 million, $0.5 million, and $10.1 million, respectively. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used in operations and the purchase of equipment and leasehold improvements. We reduced debt by $6.0 million with proceeds from the sale of our Colorado Springs, Colorado office in fiscal 2001.

Table Of Contractual Obligations

Below is a schedule (by period due) of the future payments (in thousands) which we are obligated to make based on agreements in place as of September 30, 2003. The $2 million senior secured note, which matures in 2005, carries a mandatory redemption clause that provides for its conversion into our common stock at the then-current conversion rate. On November 4, 2003, that obligation was reduced to $1,700,000 when the holder converted $300,000 in the note into our common stock.

	Fiscal year ending September 30
	2004	2005	2006	2007	2008	Total

Operating Leases	$334	103	—	—	—	$437
Debt	74	2,053	—	—	—	2,127
Preferred Stock redemption	—	800	—	1,851	—	2,651
Total	$408	2,956	—	1,851	—	$5,215

Quarterly Financial Information

Selected quarterly financial data for the years ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
2003
Revenues	$4,285	$3,672	$3,753	$3,263	$14,973
Loss before income taxes	(597)	(663)	(462)	(1,624)	(3,346)
Loss available to common shareholders	(817)	(851)	(623)	(1,623)	(3,914)

Net loss per share
Basic	(0.99)	(1.03)	(0.76)	(1.97)	(4.75)
Diluted	(0.99)	(1.03)	(0.76)	(1.97)	(4.75)

2002
Revenues	$5,635	$4,968	$4,304	$4,165	$19,072
Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	7,604	256	1,667	(919)	8,608
Net earnings (loss) available to common shareholders	4,047	156	1,447	(1,159)	4,491

Net earnings (loss) per share
Basic	5.80	0.22	1.96	(1.52)	6.14
Diluted	5.80	0.22	0.91	(1.52)	6.14

Impact Of Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. Adoption of SFAS No. 145 did not have a material impact on the Company’s financial statements other than the reclassification of debt extinguishments in 2002 and 2001.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a material impact on our financial statements.

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

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will require the reclassification of the redeemable preferred stock as debt and future preferred stock dividends will be classified as interest expense. Effective July 1, 2003 we reclassified mandatorily redeemable shares that were issued prior to May 31, 2003 as liabilities. The total amount of the reclassification was $1,300,000.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

We may from time to time employ risk management techniques such as interest rate swaps and foreign currency hedging transactions. None of these techniques is used for speculative or trading purposes and the amounts involved are not considered material. Short-term interest rate changes would have little impact on interest expense due to our lack of any material variable interest rate debt.

Item 8. Financial Statements And Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Analytical Surveys, Inc.:

We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(d) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 14 to the consolidated financial statements, the Company has suffered significant operating losses in 2003 and 2002 and does not currently have any external financing in place to fund working capital and debt requirements, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP
San Antonio, Texas
December 22, 2003

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2003 and 2002

(In thousands)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,952	3,114
Accounts receivable, net of allowance for doubtful accounts of $100 and $479	3,029	2,444
Revenue earned in excess of billings	6,112	8,915
Prepaid expenses and other	166	184

Total current assets	11,259	14,657

Equipment and leasehold improvements:
Equipment	4,896	6,296
Furniture and fixtures	484	484
Leasehold improvements	267	267

	5,647	7,047
Less accumulated depreciation and amortization	(5,126)	(6,201)

Net equipment and leasehold improvements	521	846

Total assets	11,780	15,503

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	74	270
Billings in excess of revenue earned	162	887
Accounts payable and other accrued liabilities	3,301	2,214
Accrued payroll and related benefits	958	1,576

Total current liabilities	4,495	4,947

Long-term debt, less current portion	1,953	1,960
Redeemable preferred stock; no par value. Authorized 2,500 shares; 1,600 shares issued and outstanding at September 30, 2003 (liquidation value $1,600)	1,450	800

Total long-term liabilities	3,403	2,760

Total liabilities	7,898	7,707

Stockholders’ equity:
Common stock, no par value. Authorized 10,000 shares; issued and outstanding 824 and 824 shares	33,039	33,039
Accumulated deficit	(29,157)	(25,243)

Total stockholders’ equity	3,882	7,796

Commitments and contingencies

Total liabilities and stockholders’ equity	$11,780	15,503

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001
Revenues	$14,973	19,072	40,941

Costs and expenses:
Salaries, wages and benefits	8,903	13,081	25,003
Subcontractor costs	3,540	3,617	8,293
Other general and administrative	4,738	5,504	10,558
Bad debts (recoveries)	(28)	68	1,740
Depreciation and amortization	482	915	2,849
Severance and related costs	410	97	230
Gain on sale of assets	—	—	(3,542)

	18,045	23,282	45,131

Loss from operations	(3,072)	(4,210)	(4,190)

Other income (expense):

Interest expense, net	(356)	(277)	(1,916)
Litigation settlement costs	—	—	(748)
Other, net	82	147	(403)
Gain on extinguishment of debt, net of tax	—	11,708	300

	(274)	11,578	(2,767)

Earning (loss) before income taxes	(3,346)	7,368	(6,957)

Income tax expense (benefit)	—	(1,240)	2,781

Earnings (loss) before cumulative effect of a change in accounting principle	(3,346)	8,608	(9,738)

Cumulative effect of a change in accounting principle	—	(3,557)	—

Net earnings (loss)	(3,346)	5,051	(9,738)

Accretion of discount and dividends on preferred shares	(568)	(560)	—

Net earnings (loss) available to common shareholders	$(3,914)	4,491	(9,738)

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (cont.)

Years ended September 30, 2003, 2002, and 2001

(In thousands, except for per share amounts)

	2003	2002	2001
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(4.75)	11.01	(13.95)
Cumulative effect of a change in accounting principle	—	(4.87)	—

Net earnings (loss) available to common shareholders	$(4.75)	6.14	(13.95)

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(4.75)	4.33	(13.95)
Cumulative effect of a change in accounting principle	—	(1.91)	—

Net earnings (loss) available to common shareholders	$(4.75)	2.42	(13.95)

Weighted average common shares:
Basic	824	731	698

Diluted	824	1,859	698

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2003, 2002, and 2001

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at October 1, 2000	697	$32,185	(19,996)	(119)	12,070

Net loss	—	—	(9,738)	—	(9,738)
Unrealized change in investment securities, net of tax	—	—	—	(134)	(134)

Comprehensive loss					(9,872)
Exercise of stock options	1	6	—	—	6

Balances at September 30, 2001	698	32,191	(29,734)	(253)	2,204

Net earnings	—	—	5,051	—	5,051
Realized change in investment securities, net of reclassification adjustment of $168, net of income taxes of $0	—	—	—	253	253

Comprehensive earnings					5,304
Issuance of common shares in litigation settlement	126	648	—	—	648

Accretion of discount and dividends on preferred shares	—	—	(560)	—	(560)

Issuance of warrants in connection with convertible debt	—	200	—	—	200

Balances at September 30, 2002	824	33,039	(25,243)	—	7,796

Net loss	—	—	(3,346)	—	(3,346)

Accretion of discount and dividends on preferred shares	—	—	(568)	—	(568)

Balances at September 30, 2003	824	$33,039	(29,157)	—	3,882

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$(3,346)	5,051	(9,738)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on sale of assets		—	(3,542)
Depreciation and amortization	482	914	2,849
Gain on extinguishment of debt	—	(11,708)	(300)
Cumulative effect of a change in accounting principle	—	3,557	—
(Gain)/loss on sale of equipment	(14)	70	415
Deferred income taxes	—	—	2,487
Changes in operating assets and liabilities:
Accounts receivable, net	(584)	3,666	5,091
Revenue earned in excess of billings	2,802	1,652	4,826
Income taxes refundable or payable	—	—	3,125
Prepaid expenses and other	17	455	(150)
Billings in excess of revenue earned	(725)	643	(1,181)
Accounts payable and other accrued liabilities	1,085	(1,643)	(2,524)
Accrued payroll and related benefits	(618)	(384)	(1,009)

Net cash provided (used) by operating activities	(901)	2,273	349

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(156)	(434)	(376)
Cash proceeds from sale of Colorado assets	—	—	8,603
Cash proceeds from sale of assets	18	452	75

Net cash provided (used) by investing activities	(138)	18	8,302

Cash flows from financing activities:
Net borrowings (payments) under lines-of-credit	—	—	(1,490)
Principal payments on long-term debt	(123)	(2,528)	(8,641)
Proceeds from issuance of senior secured convertible debt	—	2,000	—
Proceeds from exercise of stock options	—	—	6

Net cash (used) by financing activities	(123)	(528)	(10,125)

Net increase (decrease) in cash	(1,162)	1,763	(1,474)

Cash and cash equivalents at beginning of year	3,114	1,351	2,825

Cash and cash equivalents at end of year	$1,952	3,114	1,351

Supplemental disclosures of cash flow information:
Cash paid for interest	$22	249	2,066

Refund of income taxes	$—	1,255	2,831

Issuance of preferred stock to retire debt	$—	300	—

Issuance of common stock in litigation settlement	$—	648	—

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

(1)	Summary of Significant Accounting Policies

(a)	Business and Basis of Financial Statement Presentation

Our primary business is the production of precision computerized maps and information files used in Geographic Information Systems (GIS). State and local governments and utility companies use GIS to manage information relating to utilities, natural resources, streets, land use and property taxation.

Our consolidated financial statements include the accounts of our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Contract revenues are recognized using the percentage of completion method based on the cost-to-cost method, whereby the percentage complete is based on costs incurred in relation to total estimated costs to be incurred. Costs associated with obtaining contracts are expensed as incurred. We generally do not combine or segment contracts for purposes of recognizing revenue.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and depreciation costs. Losses on contracts are recognized in the period such losses are determined. We do not believe warranty obligations on completed contracts are significant. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

(d)	Goodwill Impairment

We have elected early adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of this election, we tested the carrying value of our goodwill for

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

impairment under the provisions of FASB No. 142 as of October 1, 2001. We determined the goodwill recorded at October 1, 2001 was primarily associated with indefinite lived intangible assets resulting from the acquisitions in our Utilities Division. We used the quoted market value of our Common Stock on October 1, 2001 at a discounted value to reflect the lack of float in available shares and the going-concern issues at that date to determine the fair value of ASI as a whole. The fair value of the reporting units (i.e. individual offices) in the Utilities Division was determined by allocating the fair value of our reporting unit’s respective portion of our contract assets (i.e. accounts receivables and revenue in excess of billings). The fair value of each reporting unit was then compared to the net assets of the respective reporting unit (including allocated corporate net assets) to determine if reporting unit level goodwill was impaired. We determined that impairment had occurred in each of the respective reporting units and that an impairment loss of $3.6 million should be reflected as a cumulative effect of a change in accounting principle at October 1, 2001. The impact of goodwill amortization on net earnings available to common shareholders in fiscal 2001 is presented below:

2001
(In thousands except for per share amounts)
Twelve Months Ended September 30:

Net earnings available to common shareholders	$(9,738)
Add back: Goodwill amortization	306

Adjusted net earnings available to common shareholders	$(9,432)

Basic and dilutive earnings per common share:
Net earnings available to common shareholders	$(13.95)
Goodwill amortization	0.44

Adjusted net earnings available to common shareholders	$(13.51)

(e)	Investment Securities

Investment securities consist of marketable equity securities that are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.

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

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

Generally accepted accounting principles require that we record a valuation allowance against deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the net operating loss carryforward in relation to our recent history of unprofitable operations and to the continuing uncertainties surrounding our future operations as discussed above, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

(g)	Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets other than goodwill held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by an asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is determined using generally accepted valuation techniques such as discounted present value of expected future cash flows.

(h)	Stock-Based Compensation

Stock-based employee compensation plans are recorded using the intrinsic value method. Pro forma disclosures of net earnings and earnings per share are provided as if the fair value based method of accounting was used.

(i)	Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock, determined using the treasury stock method.

	Year Ended September 30
	2003	2002	2001
Weighted-average common shares outstanding	824	731	698
Dilutive effect of:
Stock options	—	—	—
Convertible debt	—	1,128	—

Weighted-average common shares outstanding, assuming dilution	824	1,859	698

All dilutive common stock equivalents are reflected in our earnings per share calculation; the conversion of 1,806,723 shares under the convertible debt agreement is antidilutive for the year ended September 30, 2003. Additionally, for the years ended September 30, 2003, 2002 and 2001, potential dilutive common shares under the warrant agreement and stock option plans of 649,000, 619,000 and 173,000, respectively, were not included in the calculation of diluted earnings per share as these shares were antidilutive.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

(j)	Reverse Stock Split

All shares and per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected in October 2002.

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

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(2)	Sale of Subsidiaries and Sale of Colorado Assets

On April 27, 2001, we completed the sale of substantially all of the assets of our Colorado Springs, Colorado-based land mapping office for an aggregate sales price of approximately $10.1 million, including cash proceeds of $8.6 million and the assumption by the buyer of $1.5 million of certain liabilities. We transferred approximately $2.9 million of net working capital and $2.2 million of net book value of equipment and leasehold improvements to the buyer and recorded a gain on the sale of approximately $3.5 million after transaction and other expenses. We used the proceeds of the transaction to reduce our line-of-credit, lease and term debt by a total of $6.0 million, pay Colorado-related liabilities of approximately $1.2 million, pay transaction expenses of approximately $700,000 and fund other operating expenses.

The following summarized pro forma unaudited information represents our historical operating results assuming the sale of the Colorado assets had occurred at the beginning of the 2001 fiscal year, adjusted to give effect to events that are directly attributable to the transaction. The pro forma financial information presented is not necessarily indicative of what our actual operating results would have been had the sale of the Colorado assets occurred before such periods (in thousands, except per share amounts):

2001 (Pro Forma)
Twelve months ended September 30:

Revenues	$32,567
Net loss	$(14,162)
Weighted average shares outstanding:
Basic and diluted	698

Net loss per common share:
Basic and diluted	$(20.29)

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

(3)	Accounts Receivable, Revenue Earned in Excess of Billings and Billings in Excess of Revenue Earned

At September 30, 2003, the estimated period to complete contracts in process ranges from one month to ten months, and we expect to collect substantially all related accounts receivable and revenue earned in excess of billings within twelve months. Reserves on revenues earned in excess of billings total $100,000 and $100,000 for the years ended September 30, 2003 and 2002, respectively, which are netted with revenues earned in excess of billings. In fiscal 2002, $878,000 in reserves was written off against revenue earned in excess of billings and $500,000 in new reserves were established. During 2001, $549,000 in reserves was written off against revenue earned in excess of billings, $700,000 was transferred to accounts receivable reserves and new reserves of $100,000 were established.

The following summarizes contracts in process at September 30 (in thousands):

	2003	2002
Costs incurred on uncompleted contracts	$21,290	15,183
Estimated earnings	10,162	10,495

	31,452	25,678
Less billings to date	(25,502)	(17,650)

	$5,950	8,028

Included in the accompanying consolidated balance sheets as follows:
Revenue earned in excess of billings	$6,112	8,915
Billings in excess of revenue earned	(162)	(887)

	$5,950	8,028

(4)	Debt

The components of debt are summarized as follows (in thousands).

	2003	2002
Long-Term Debt
Note payable	$—	175
Senior secured convertible note	1,900	1,833
Capital lease obligation	—	27
Other	127	195
Redeemable preferred stock	1,450	800

	3,477	3,030
Less current portion	(74)	(270)

	$3,403	2,760

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

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

If the note had been converted in full on September 30, 2003, the conversion price would have been $1.19, and we would have issued 1,806,722 shares to redeem the principal and accrued interest. The note is subject to mandatory conversion in three years and is secured by all of our assets. All amounts and prices have been adjusted to reflect the one-for-ten reverse split of Common Stock that became effective October 2, 2002.

Tonga Partners, L.P., the holder of the senior secured convertible note, also received warrants to purchase an additional 500,000 shares of Common Stock (subject to adjustment). One whole warrant entitles Tonga to acquire an additional share of Common Stock at an exercise price equal to 115% of the conversion price of the note. Assuming an exercise price of $1.37 per share (115% of $1.19), the aggregate exercise price for the warrants would be $685,000 for the issuance of 500,000 shares of Common Stock, but the shares issuable upon conversion of the note and exercise of warrants are to be no less than 55% of the outstanding Common Stock (unless Tonga exercises the warrants in a cashless exercise where Tonga uses the value of some of the warrants to pay the exercise price for other warrants).

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible debenture. The shares were issued at a price of $1.24 for an aggregate conversion of $300,000 of principle payable and $24,208 of interest payable. The $2 million debenture was exchanged for the shares and a $1.7 million debenture bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

Pursuant to the conversion, the exercise price of 75,000 shares underlying the warrant was set at $1.43 per share. The exercise price of the remaining shares will be set accordingly upon the conversion, if any, of the remainder of the note.

Under the terms of the note and related purchase agreement and pursuant to an extension granted by Tonga, we are required to register the shares underlying the note and warrants by December 31, 2003. On January 17, 2003, Tonga waived its rights pursuant to the requirement that we maintain our listing on Nasdaq Small Cap Market, as set forth in the note. We are generally restricted from issuing additional equity securities without Tonga’s consent, and Tonga has a right of first refusal as to certain subsequent financings.

As part of the transaction, Tonga effectively was granted the opportunity to appoint a majority of our board of directors. Tonga has appointed members to the Board and as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the note, the Holder will own a majority of the Common Stock, thereby giving Tonga additional control over ASI.

The carrying value of the senior secured convertible note is $1.90 million at September 30, 2003 and represents the cash received of $2.0 million less the estimated fair value of the warrants of $200,000 which was recorded in Common Stock. The carrying value of the senior secured convertible note is being accreted to the face amount by charges to interest expense through the maturity date.

Tonga converted $300,000 of the note into Common Stock subsequent to September 30, 2003. See Note 15, Subsequent Events.

The agreement with senior lenders resulted in a gain on extinguishment of debt for the year ended September 30, 2002, which is calculated as follows (in thousands):

Outstanding debt at the time of extinguishment:
Line-of-credit	$4,400
Note payable	9,733

Total	14,133

Less:
Cash paid	(1,950)
Fair value of preferred stock issued (See Note 5)	(300)
Remaining note payable	(175)

Gain on extinguishment of debt	$11,708

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

The capital lease obligation is under a leasing facility that bears interest at effective rates ranging from 7.37% to 9.00%, payable in monthly installments through December 2002.

Required principal payments on long-term debt are $74,000 for the year ending September 30, 2004; $2,850,000 in 2005 and $1,851,000 in 2007. The principal payments include a non-cash payment of a $2 million senior secured note in 2005. The note carries a mandatory redemption clause that provides for its conversion into our common stock at the then-current conversion rate. On November 4, 2003, that obligation was reduced to $1,700,000 when the holder converted $300,000 in the note into our common stock.

(5)	Redeemable Preferred Stock

Pursuant to the Agreement with senior lenders described in Note 4, on December 28, 2001, we issued preferred stock in the form of 1.6 million shares of no par value Series A Preferred Stock, at an original issue price of $2.00 per share. Until December 28, 2003, we are entitled to redeem the shares at $1.20 per share ($1.8 million), and the redemption price increases $.20 per year until the fifth anniversary, or December 28, 2006, at which time the shares must be redeemed at a price of $2.00 per share. The Agreement calls for a mandatory payment toward the redemption price of $800,000 on December 28, 2004. The preferred stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.

The carrying value for the preferred stock is $1,450,000 at September 30, 2003. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that took into account market conditions for similar securities, the current economic climate and our financial condition and performance as major factors. Accretion is effected by a charge to retained earnings, and the rate of accretion approximates the interest method.

We adopted SFAS 150 on July 1, 2003, which required the reclassification of the redeemable preferred stock as debt and future preferred stock dividends as interest expense. Effective July 1, 2003, we reclassified mandatorily redeemable shares that were issued prior to May 31, 2003 as liabilities. The total amount of the reclassification was $1,300,000.

(6)	Operating Leases

We lease our facilities and certain equipment under operating leases. Amounts due under non-cancelable operating leases with terms of one year or more at September 30, 2002 are as follows (in thousands):

Years ending September 30:
2004	$334
2005	103
2006	—
2007	—
2008	—

Total minimum operating lease payments	$437

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

Facility rent expense totaled $623,000, $766,000, and $2,131,000 for the years ended September 30, 2003, 2002, and 2001, respectively.

(7)	Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):

	2003	2002	2001
Current:
Federal	$—	(1,240)	294
State and local	—	—	—

	—	(1,240)	294

Deferred:
Federal	—	—	2,168
State and local	—	—	319

	—	—	2,487

	$—	(1,240)	2,781

Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):

	2003	2002	2001
Computed “expected” income tax expense, (benefit)	$(1,138)	1,296	(2,467)
State income taxes, net of federal tax effect	(8)	—	213
Amortization of non-deductible goodwill	—	—	101
Impairment of non-deductible goodwill	—	1,190	—

Change in deferred tax valuation allowance	1930	(4,188)	5,415
Other, net	(784)	462	(481)

Actual income tax expense (benefit)	$—	(1,240)	2,781

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30 are as follows (in thousands):

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

	2003	2002
Deferred tax assets:
Accrued liabilities, primarily due to accrued compensated absences for financial statement purposes	$119	186
Severance accruals	40	42
Bad debt and revenue earned in excess of billing allowances	78	78
NOL carryforward	8,643	6,508
Impairment of deductible goodwill	2,470	2,807
Accrued marketing incentives	67	—
Other, net	98	30
Valuation allowance	(11,207)	(9,277)

Total deferred tax assets	308	374

Deferred tax liabilities:
Equipment and leasehold improvements, primarily due to differences in depreciation	(308)	(374)

Net deferred tax asset	$—	—

We recorded an income tax benefit of $1,240,000 in fiscal 2002 as a result of a change in federal tax regulations which allowed us to claim a refund of taxes paid in prior years by increasing the carryback period of our federal net operating loss generated in fiscal year 2001 from two years to five years. At September 30, 2003, we had net operating loss carryforwards of approximately $22 million that will expire through September 30, 2023. We recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the uncertainty surrounding our ability to generate sufficient future taxable income to fully realize the deferred tax assets.

(8)	Stockholders’ Equity and Stock Options

We may issue up to 2.6 million shares of preferred stock, no par value, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders. In December 2001, we issued 1.6 million shares of preferred stock to our senior lenders as partial consideration to reduce our outstanding debt. Terms of the issuance are more fully discussed in note 4.

We currently have four nonqualified stock option plans with 170,675 shares available for grant as of September 30, 2003. One plan expired on September 30, 2003 and a new plan was approved by shareholders on August 21, 2003. The options outstanding under the expired plan will remain outstanding until exercised or cancelled, but no new options will be issued under the plan. The exercise price of the options is established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on that date. Options vest equally over a two year period from the date of grant or at 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from date of grant. The options may vest earlier under certain circumstances, such as a change in control.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

Because we grant options with exercise prices at or above market value at date of grant, no compensation cost is recognized under the plans. Had compensation cost for our stock-based compensation plans been determined based upon the fair value of options on the grant dates, our pro forma net earnings (loss) and diluted (loss) earnings per share would have been as follows (in thousands, except per share amounts):

	Year ended September 30,
	2003	2002	2001
Net income (loss), available to common shareholders as reported	$(3,914)	4,491	(9,738)
Less: Pro forma option expense	(203)	(750)	(1,838)

Pro forma net income (loss)	$(4,117)	3,740	(11,576)

Basic earnings (loss) per share, as reported	$(4.75)	6.14	(13.95)
Less: Pro forma option expense	(0.25)	(1.03)	(2.63)

Pro forma basic earnings (loss) per share	$(5.00)	5.12	(16.58)

Diluted earnings (loss) per share, as reported	$(4.75)	2.42	(13.95)
Less: Pro forma option expense	(0.25)	(0.40)	(2.63)

Pro forma diluted earnings (loss) per share	$(5.00)	2.01	(16.58)

The weighted average fair value of options granted during fiscal 2003, 2002, and 2001 was $0.85, $4.10, and $12.90 per share, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of three years, volatility ranging from 120% to 197% and a risk-free interest rate ranging from 4% to 6%.

The above pro forma disclosures are not necessarily representative of the effect on the historical net earnings for future periods because options vest over several years, and additional awards are made each year. In addition, compensation cost for options granted prior to October 1, 1998, which vest after that date have not been considered.

Stock option activity for the plans for the years ended September 30 are summarized as follows (shares in thousands):

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

	Number of Options	Weighted Average Exercise price Per share
Balance, October 1, 2000	171	$135.30
Granted	60	14.70
Exercised	(1)	15.80
Canceled	(57)	142.40

Balance, September 30, 2001	173	83.70
Granted	37	4.46
Exercised	—	—
Canceled	(91)	181.05

Balance, September 30, 2002	119	31.00

Granted	70	1.14
Exercised	—	—
Canceled	(40)	42.08

Balance, September 30, 2003	149	$13.95

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 2003 is as follows:

Range of Exercise Price	Number Outstanding At September 30, 2003	Weighted average exercise price	Weighted average remaining contractual life (years)	Number exercisable at September 30, 2003	Weighted average exercise price
$ 0.73 – 1.00	20,000	9.4	$0.73	5,000	$0.73
1.01 – 5.00	59,750	8.6	1.63	15,000	1.88
5.01 – 10.00	25,000	8.0	8.13	15,250	8.39
10.01 – 20.00	22,751	5.2	18.14	18,431	18.12
20.01 – 50.00	18,225	6.3	30.76	18,225	30.76
50.01 – 200.00	974	3.2	123.91	974	123.91
200.01 – 283.75	2,550	3.2	264.34	2,550	264.34

$ 0.73 – 283.75	149,070	7.7	$13.95	75,430	$24.51

(9)	Employee Benefit Plan

We sponsor a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 50% of their compensation, subject to certain limitations. We match 50% of employee contributions up to 4% of their compensation. We contributed $100,000, $96,000, and $314,000 to the plan in fiscal 2003, 2002, and 2001, respectively.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

(10)	Concentrations of Credit Risk

At September 30, 2003, we had multiple contracts with one customer that represented 58% of the total balance of net accounts receivable and revenue in excess of billings. Revenues from this and three other customers for the fiscal year ended September 30, 2003 totaled 68% (18%, 17% and 20% and 13%, respectively) of total revenue. At September 30, 2002, two of these customers represented 30% (13% and 17%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2004 such that revenue in excess of billings for these customer contracts will begin to decline.

(11)	Litigation and Other Contingencies

Two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), filed suit in Indiana state court (Hamilton County Superior Court, State of Indiana) against four former ASI officers on May 8, 2001. The former officers are: Sidney Corder, Chief Executive Officer; Scott Benger, Senior Vice President of Finance; Randy Sage, Chief Operations Officer; and John Dillon, Chief Administrative Officer. The plaintiffs claimed that the former officers violated Texas and Indiana securities laws and other provisions of Texas law in connection with ASI’s acquisition of Cartotech, Inc., in June 1998. The four defendants have sent ASI written demands for indemnification. We have no further obligation to indemnify Mr. Corder as specified in a Settlement Agreement and Mutual General Release entered into between ASI and Mr. Corder in July 2002. We have notified our insurance carrier of these claims and have requested coverage. In response, the insurance carrier has reserved its rights to deny or limit coverage. This litigation has been stayed pending an outcome in the arbitration between ASI and the plaintiffs described in the following paragraph.

On June 26, 2002, the Claimants initiated arbitration proceedings against ASI. As set forth in the preceding paragraph, the Claimants are the plaintiffs in related Indiana state court litigation against former officers of ASI. In the Statement of Claim they filed with the American Arbitration Association, Claimants alleged that certain representations and warranties made by ASI in the Cartotech merger agreement were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. They alleged that the restatement of our financial statements for fiscal year 1999 should have included the financial statements referenced in the merger agreement. The Claimants alleged that we violated the Texas Securities Act and the Indiana Securities Act and that we breached warranties in the merger agreement. The Claimants sought “recission or damages” in the “principal amount” of approximately $5,546,533, which they alleged to be the net loss in value of our Common Stock which they received in the merger, and attorneys’ fees. On October 31, 2003, a three-member panel of the American Arbitration Association concluded a four-day, evidentiary hearing in the matter and issued its decision on December 17, 2003. The panel concluded that the Claimants failed to prove to the satisfaction of the panel that ASI breached any of its representations and warranties or that ASI made material misrepresentations in connection with the publicly filed financial statements issued prior to the closing date of the merger. The panel awarded zero damages to the Claimants and ordered each side to bear its own attorneys’ fees.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

We submitted to our insurance carrier legal bills for the defense of the proceedings initiated by the Claimants. The terms of our insurance policy provide for the carrier to reimburse reasonable and necessary defense costs. Our coverage is subject to a $150,000 deductible which we accrued as legal expense in the quarter ended September 30, 2002. Defense costs through September 30, 2003 totaled approximately $1,600,000. In September 2003, we received $400,000 from our insurance carrier as an initial reimbursement of these defense costs. We have recorded approximately $980,000 as a current liability as of September 30, 2003. We have also recorded a receivable representing an amount we expect to receive as reimbursement of defense costs from our insurer.

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs interest and attorney’s fees. We have responded to the lawsuit and deny all claims in the action. We are vigorously defending this lawsuit.

On January 23, 2002, we announced that the Securities and Exchange Commission had commenced a formal investigation of ASI, certain of our former officers, directors and others in connection with our accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, we restated earnings for the fiscal year ended September 30, 1999. We cooperated fully with the SEC in this investigation. On September 26, 2003, we signed a settlement with the SEC which included our entering into a Cease-and-Desist Order without admitting or denying the SEC’s allegations. The Order does not impose a fine, make a finding of fraud against the Company, or seek an injunction. This investigation is now closed.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

(12)	Segment Information

We evaluate operations and make key strategic and resource decisions based on operating results of our individual production centers. In previous years, we made these decisions based on our two different operating segments: the utilities division which uses our industry expertise and proprietary geographical information systems (“GIS”) for data conversion for electric, gas and water management utility customers; and the land division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. We have completed a majority of our contracts in the land division and our primary focus is now on our utilities division operations. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We have presented segment data for the years ended September 30, 2003, 2002 and 2001 for comparative purposes.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non-Segment	Total

2003
Operations
Revenues	$9,082	5,673	217	14,972	—	—	14,973
Income (loss) from operations	(3,319)	275	(27)	(3,071)	—	—	(3,072)
Interest expense, net	—	—	—	—	—	(356)	(356)
Other	—	—	—	—	—	82	82

Net loss							(3,346)

Assets
Segment assets	$7,743	1,284	—	—	—	—	9,027
Non-segment assets	—	—	—	—	—	2,753	2,753

Consolidated assets							11,780

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total

2002
Operations
Revenues	$9,346	7,621	1,309	18,276	796	—	19,072
Income (loss) from operations	(2,012)	301	(837)	(2,548)	(1,662)	—	(4,210)
Interest expense, net	—	—	—	—	—	(277)	(277)
Other	—	—	—	—	—	11,855	11,855
Income tax benefit	—	—	—	—	—	1,240	1,240
Cumulative effect of a change in accounting principle	—	—	—	—	—	(3,557)	(3,557)

Net earnings							5,051

Assets
Segment assets	$9,185	2,858	118	12,161	—	—	12,161
Non-segment assets	—	—	—	—	—	3,342	3,342

Consolidated assets							15,503

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total

2001
Operations
Revenues	$10,611	13,707	5,825	30,143	10,798	—	40,941
Income (loss) from operations	(3,349)	1,657	(3,773)	(5,465)	(2,267)	3,542	(4,190)
Interest expense, net	—	—	—	—	—	(1,916)	(1,916)
Litigation settlement costs	—	—	—	—	—	(748)	(748)
Other	—	—	—	—	—	(103)	(103)
Income tax expense	—	—	—	—	—	(2,781)	(2,781)

Net loss							(9,738)

Assets
Segment assets	$12,238	4,790	2,060	19,088	2,065	—	21,153
Non-segment assets	—	—	—	—	—	2,666	2,666

Consolidated assets							23,819

(13)	Impact of Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. Adoption of SFAS No. 145 did not have a material impact on the Company’s financial statements other than the reclassification of debt extinguishments in 2002 and 2001.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a material impact on our financial statements.

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

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will require the reclassification of the redeemable preferred stock as debt and future preferred stock dividends will be classified as interest expense. Effective July 1, 2003 we reclassified mandatorily redeemable shares that were issued prior to May 31, 2003 as liabilities. The total amount of the reclassification was $1,300,000.

(14)	Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2003, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. Our senior secured convertible note also has customary default provisions, which if triggered and exercised, would make it difficult for us to meet these debt payments. These factors among others raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position us for profitable operations. Financial steps included restructuring our bank debt through the issuance of preferred stock and convertible debt, subsequent collection of the federal income tax refund and sale of non-core assets. Operational steps included the consolidation of production services to two solution centers, reduction of corporate and non-core spending activities, outsourcing certain components of projects and deploying new sales and marketing team.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

(15)	Subsequent Events

On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible debenture. The shares were issued at a price of $1.24 for an aggregate conversion of $300,000 of principal payable and $24,208 of interest payable. The

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

$2 million debenture was exchanged for the shares and a $1.7 million debenture bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

Pursuant to the conversion, the exercise price of 75,000 shares underlying the warrant was set at $1.43 per share. The exercise price of the remaining shares will be set accordingly upon the conversion, if any, of the remainder of the note.

On December 18, 2003 we announced that we prevailed in arbitration proceedings first brought against us on June 26, 2002, by two former owners of Cartotech, Inc. Cartotech merged with ASI in 1998. The former owners, the Epner Family Limited Partnership and the Braverman Family Limited Partnership (together the “Claimants”), alleged that certain representations and warranties made by us in the merger agreement were false. The Claimants alleged that our financial condition was worse than depicted in our year-end financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. The Claimants also asserted that we violated the Texas and Indiana Securities Acts, and that we breached warranties in the merger agreement. The Claimants sought rescission and damages in the principle amount of $5,546,533, plus interest and attorneys’ fees.

On October 31, 2003, a three-member panel of the American Arbitration Association concluded a four-day, evidentiary hearing in the matter and issued its decision on December 17, 2003. The panel concluded that the Claimants failed to prove to the satisfaction of the panel that we breached any of its representations and warranties or that we made material misrepresentations in connection with the publicly filed financial statements issued prior to the closing date of the merger. The panel awarded zero damages to the Claimants and ordered each side to bear its own attorneys’ fees.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9a. Statement on Disclosure Control and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of the end of the period covered by this Form 10-K and have concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) which is required to be included in our periodic filings under the Exchange Act.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Directors

The following lists the directors of Analytical Surveys, Inc. (“ASI” or the “Company”), their ages, and a description of their business experience and positions held. The Board consists of five directors. Directors are elected to a one-year term. The date the present term of office expires for each director is the date of the Annual Meeting of our shareholders or until successors are elected and qualified.

J. Livingston Kosberg, 67, has served as a director and chairman of the board of the company since May 1, 2002. Mr. Kosberg is a director of Affiliated Computer Services, Inc. and has a wide range of business experience in addition to more than forty years of business management experience. In May 2001, he retired as chairman of U.S. Physical Therapy, a publicly-traded company he founded in 1990 and served as president and CEO and for which he provides consulting services. Mr. Kosberg has founded and successfully grown three other enterprises during his career. Mr. Kosberg is a designee of Tonga Partners, L.P.

Christopher D. (Kit) Illick, 64, has served as a director of the Company since May 1, 2002. Mr. Illick has been president of iQ Venture Partners, an investment bank specializing in advising and financing emerging growth businesses since July 2001. He is also a general partner of Illick Brothers, a real estate management business and serves on the board of directors of Shells Seafood Restaurants. Prior to joining iQ Venture Partners, Mr. Illick was a managing director at Brean Murray & Co., an investment banking firm, from 1999 to 2001. From 1996 to 1999, he was a limited partner of Oakes, Fitzwilliams & Co, a London-based investment bank specializing in emerging growth companies. Mr. Illick has more than thirty years of investment banking experience, including as founding president of the U.S. office of Robert Fleming and Associates, an United Kingdom-based investment bank, in 1968. Mr. Illick is a designee of Tonga Partners, L.P.

Christopher S. Dean, 39, has served as a director of the Company since August 13, 2002. Mr. Dean is the senior vice president of marketing and business development at FaceTime Communications, Inc. a leading vendor of security, management and control solutions for instant messaging within an enterprise. Since September 2001, Mr. Dean has been a principal in Dean Consulting, a consulting practice focused on marketing, business development and private equity financing in the technology, consumer products and travel industries. From January to July 2001, Mr. Dean served as senior vice president, business development for Epoch Partners, a boutique technology focused investment bank in San Francisco. From October 1998 to January 2001, he held executive positions with SmartAge.com (later B2SB Technologies) a small business focused B2B internet portal, most recently as executive vice president, e-commerce services. From May 1997 to October 1998, Mr. Dean was a principal in Dean Consulting/Helicon Consulting, an internet and software-focused consulting firm. Prior to May 1997, Mr. Dean held multiple executive roles in technology startups, management consulting firms and venture capital firms. Mr. Dean is a designee of Tonga Partners, L.P.

Joshua C. Huffard, 34, has served as a director of the Company since November 18, 2002. Mr. Huffard is a founder and principal of Consor Capital Partners, LLC (formerly Prima Capital Partners, LLC), a San Francisco-based private equity investment firm. From 1994 to 2001, Mr. Huffard was one of four principals of Sterling Payot Company, a venture capital and strategic advisory firm that focused on high technology industries. Mr. Huffard was a member of Donaldson, Lufkin & Jenrette’s leveraged buyout group after graduating from Yale University.

J. Norman Rokosh, 44, the Company’s president and chief executive officer has served as a director since May 1, 2002. Mr. Rokosh joined the Company in July 2000 as our president and chief executive officer. From January 1999 until July 2000, Mr. Rokosh was employed by PricewaterhouseCoopers LLP as a vice president, financial advisory services division. From January 1998 to December 1998, Mr. Rokosh was vice president, business development at Intermap Technologies Limited, a provider of mapping and GIS products and services. From 1996 to 1997, Mr. Rokosh was a vice president at BOVAR Inc., an environmental consulting firm. From 1991 to 1996, Mr. Rokosh was financial director at Intera Information Technologies Limited, a provider of mapping products. Prior to 1991, Mr. Rokosh was employed by international firms in positions of engineering and finance.

Executive Officers

The following is certain information concerning the executive officers of the Company based on information furnished by them.

Information concerning Mr. Rokosh, our chief executive officer, appears under the heading “Directors” above.

Lori A. Jones, 47, chief financial officer. Ms. Jones joined the Company in January 2003. From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company. From May 2000 to March 2001, Ms. Jones served as the chief financial officer of Worldmerc Incorporated. From January 1999 to May 2000, Ms. Jones was the chief financial officer of Billserv Inc., an electronic billing presentation and payment service company. From May 1990 to December 1998, Ms. Jones served in various capacities, including most recently as chief financial officer, at Docucon Incorporated, a document imaging services company.

Thomas W. Bannon, 39, senior vice president - operations. Mr. Bannon joined the Company in October 2001 as senior vice president - operations. From May 1997 to October 2001, Mr. Bannon held a number of management positions with SchlumbergerSema, formerly known as Convergent Group, a provider of end-to-end business transformation solutions, most recently as vice president and executive program director. From 1986 to May 1997, he held account and project managerial positions for Electronic Data Systems.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10 percent of our Common Stock, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes of ownership of our Common Stock.

To our knowledge, based solely on review of the copies of such reports furnished us during fiscal 2003, all such filing requirements were met.

Code of Ethics

In July 2003 we adopted a code of ethics which our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization and which may be found on our website at www.anlt.com.

Item 11. Executive Compensation

Executive Officers

This table sets forth a summary of certain information regarding the compensation of our Chief Executive Officer, the other executive officers and one former executive officer whose salary and bonus exceeded $100,000 during fiscal 2003 (the “named executive officers”) for the fiscal years ended September 30, 2003, 2002, and 2001.

Name and Title	Year	Annual Compensation					Long Term Compensation Awards	All Other Compensation(3)
		Salary		Bonus	Other Annual Compensation (1)		Stock Options(2)
		$		$	$		(#)	$
J. Norman Rokosh President and Chief Executive Officer	2003 2002 2001	253,969 250,000 250,000		74,875 — 200,000	— — —		— 2,000 20,000	5,079 5,408 4,808	(3)

Lori A. Jones Chief Financial Officer	2003 2002 2001	88,269 — —	(4)	3,500 — —	— — —		25,000 — —	1,558 — —

Thomas W. Bannon Senior Vice President - Operations	2003 2002 2001	200,892 188,462 —	(5)	35,500 12,500 —	— 57,607 —	(6)	5,000 20,000 —	2,769 — —

Don Fryhover(7) Senior Vice President - Sales and Marketing	2003 2002 2001	163,453 143,494 —		20,000 17,500 —	— — —		5,000 4,000 —	— — —

(1)	Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns in any of the fiscal years reported, except as indicated.
(2)	Long term compensation consists only of stock options. There were no grants of restricted stock or payments from other long-term incentive plans, therefore columns for “Restricted Stock Awards” and “LTIP Payouts” are omitted. The number of securities underlying stock options has been adjusted to reflect the Company’s one-for-ten reverse stock split effected in October 2002.
(3)	Other compensation includes employer’s matching contributions to the 401(k) Incentive Savings Plan.
(4)	Ms. Jones annual compensation is $ 135,000. Ms. Jones joined the company in January 24, 2003. Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2003.
(5)	Mr. Bannon became an executive officer of the Company on October 2, 2001. Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2003.
(6)	The amount shown above has been paid as reimbursement for expenses incurred in connection with the relocation of Mr. Bannon’s residence to San Antonio, Texas, the new location of our principal executive offices.
(7)	Mr. Fryhover became an executive officer of ASI on January 21, 2002. Compensation information included in the table represents his compensation for all of fiscal 2002 and 2003. Mr. Fryhover was no longer deemed an executive officer as of October 1, 2003.

Options/SAR Grants in Last Fiscal Year

This table sets forth certain information with respect to grants we made of stock options to our named executive officers during fiscal 2003. No stock appreciation rights (“SARs”) were granted to the named executive officers during fiscal 2003.

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options to Employees In Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value(2) at Assumed Annual Rates of Stock Appreciation for Option Term
					5% ($)	10% ($)
Lori A. Jones	20,000	50.00	0.72	02/19/13	9,056	22,950
	5,000	12.50	1.73	07/30/13	5,440	13,786

Thomas W. Bannon	5,000	12.50	1.80	08/06/13	5,660	14,344

Don Fryhover	5,000	13.84	1.73	09/27/12	5,440	13,786

(1)	All options vest equally at the end of each of four six-month periods. The number of securities underlying stock options has been adjusted to reflect our one-for-ten reverse stock split effected in October 2002.
(2)	“Potential Realizable Value” is calculated based on the assumption that the price of the Common Stock will appreciate at the rates shown. The 5% and 10% assumed rates are mandated by the rules of the Securities Exchange Commission and do not reflect our estimate or projection of future stock prices. Actual gains, if any, realized upon future exercise of these options will depend on the actual performance of the Common Stock and the continued employment of the named executive officer through the vesting period of the option.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

This table provides certain information regarding the number and value of unexercised stock options at September 30, 2003. No options were exercised in 2003. As of that date, no SARs were outstanding.

	Number of Securities Underlying Unexercised Options at Fiscal Year End (1)		Value of unexercised In-the- Money Options at Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
J. Norman Rokosh	31,000	6,000	—	—

Lori A. Jones	5,000	20,000	4,150	12,450

Thomas W. Bannon	10,000	15,000	—	—

Don Fryhover	—	—	—	—

(1)	The number of securities underlying stock options has been adjusted to reflect our one-for-ten reverse stock split effected in October 2002.

(2)	The value of the unexercised in-the-money options is calculated using the closing bid price of our Common Stock on September 30, 2003, at $1.55 per share. Amounts reflected are based on the assumed value minus the exercise price and do not indicate actual sales or proceeds.

Compensation of Directors

Non-employee directors receive a quarterly retainer of $2,500 for participating in Board and Committee meetings. Directors who are also employees do not receive any additional compensation for their service on the board of directors.

Non-employee directors also participate in the Analytical Surveys, Inc. 1993, 1997 and 2003 Non-Qualified Stock Option Plans. In November 2002, each non-employee director received an annual grant of options to purchase 7,500 shares of Common Stock at an exercise price equal to the fair market value at the date of grant. In prior years, each non-employee director received an annual grant of options to purchase 900 shares of Common Stock (as adjusted for our one-for-ten reverse stock split effected in October 2002) at an exercise price equal to the fair market value at the date of grant. All options vest at the end of each of four six month periods equally.

Employment Contracts

Chief Executive Officer

Effective July 10, 2001, we entered into a new employment agreement with Mr. Rokosh, providing for a base salary of $250,000 which was extended until September 30, 2003. Pursuant to the employment agreement, Mr. Rokosh is entitled to receive a quarterly bonus of up to $37,500, as determined in the discretion of the Board of Directors, and reimbursement of certain expenses incurred in connection with the relocation of our corporate offices to San Antonio. Mr. Rokosh also participates all other plans that we maintain for the benefit of our executives or employees in general.

Upon termination of Mr. Rokosh’s employment without cause or if he resigns his employment for “good reason,” (which includes a termination of employment in connection with a change of control), Mr. Rokosh will continue to receive salary for a period of 12 months after such termination or resignation. If Mr. Rokosh is terminated for “cause” (as defined in the employment agreement) or if he terminates his employment voluntarily, Mr. Rokosh will not be entitled to receive severance pay.

Under the employment agreement, Mr. Rokosh has agreed that he will not at any time disclose any confidential information or trade secrets and that all of his rights to inventions relating to our business belong to ASI.

Chief Financial Officer

Effective January 24, 2003, we entered into an employment agreement with Ms. Jones, providing for a base salary of $135,000. The term of the employment agreement extends until March 31, 2005. Pursuant to an amendment dated November 26, 2003, Ms. Jones is entitled to participate in a bonus plan under which she may receive up to $60,000, depending on whether agreed-upon performance objectives for fiscal 2003 are satisfied. Ms. Jones also participates in any and all plans that are maintained for the benefit of our executives or employees in general.

Upon termination of Ms. Jones employment without “cause” (as defined in the employment agreement), Ms. Jones will continue to receive salary and benefits for six months.

Under the employment agreement, Ms. Jones has agreed that she will not at any time disclose any confidential information or trade secrets of ASI, and that all of her rights to inventions relating to our business belong to ASI.

Senior Vice President – Operations

Effective October 8, 2001, we entered into a new employment agreement with Mr. Bannon, providing for a base salary of $200,000. The term of the employment agreement extends until September 30, 2004. Mr. Bannon is entitled to participate in a bonus plan under which he may receive a bonus of up to $12,500 for each quarter, depending on whether agreed-upon performance objectives are satisfied. Mr. Bannon also participates in any and all other plans that we maintain for the benefit of our executives or employees in general.

Upon termination of Mr. Bannon’s employment without “cause” (as defined in the employment agreement), Mr. Bannon will continue to receive salary and benefits for six months.

Under the employment agreement, Mr. Bannon has agreed that he will not at any time disclose any confidential information or trade secrets of ASI, and that all of his rights to inventions relating to our business belong to ASI.

Report of the Compensation Committee

The compensation committee follows established rationale and policies for compensating our executive officers. The following report of the compensation committee describes these policies and rationales with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2003.

Officer Compensation Policy. The compensation committee’s fundamental policy is to provide a compensation program for executive officers that will enable us to attract and retain the services of highly-qualified individuals and offer our executive officers competitive compensation opportunities based upon overall performance and their individual contribution to our financial success. The compensation committee uses third party compensation surveys and information to assure that executive compensation is set at levels within the current market range for companies in a similar industry and stage as ASI. It is the committee’s objective to have a substantial portion of each officer’s compensation contingent upon our performance, as well as upon such officer’s own level of performance.

Employment Agreements. The current executive officers were employed pursuant to written employment agreements during fiscal 2003. The compensation committee has considered the advisability of using employment agreements and has determined that it is in our best interests because it permits us to achieve our desired goals of motivating and retaining the best possible executive talent. Each employment agreement separately reflects the terms that the compensation committee felt were appropriate and/or necessary to recruit and retain the services of the particular executive officer, within the framework of our compensation policies.

Components of Executive Compensation. Each executive officer’s compensation package is comprised of three elements: base salary, which is designed to be competitive with salary levels of similar companies that compete with us for executive talent and reflects individual performance and the executive’s contribution; performance bonuses, which is based on the terms of employment agreements; and long-term stock option awards, which create common interests for the executive officers and the shareholders.

Base Salary. The salaries paid to the executive officers in fiscal 2003 were based on the terms of their employment agreements and are set forth in the summary compensation table.

Bonuses. The executive officers are entitled to annual bonuses based upon the terms of their employment agreements (see “Employment Contracts” above) and discretionary bonuses based on their respective performance. The bonuses paid to executive officers in fiscal 2003 under the terms of their employment agreements or at the discretion of the Board of Directors are set forth in the Summary Compensation Table.

Stock Option Plans. We have the Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan, the Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, the Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and the Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and the Analytical Surveys, Inc. 2003 Non-Qualified Stock Option Plan, as amended and supplemented. The Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan expired on September 30, 2003. The 49,899 options outstanding under the plan will expire between April 2006 and August 2013 unless otherwise forfeited, cancelled or exercised. The option plans are long-term incentive plans for employees and are intended to align shareholder and employee interests by establishing a direct link between long-term rewards and the value of our Common Stock. The compensation committee believes that long-term stock incentives for executive officers and employees are an important factor in retaining valued employees. Because the value of an option bears a direct relationship to our Common Stock price, the compensation committee believes that options motivate officers and employees to manage the Company in a manner that will benefit all shareholders.

The options granted to the executive officers in fiscal 2003 were made in accordance with the terms of their employment agreements (see “Employment Contracts “) or at the discretion of the Board. Information with respect to option grants in fiscal 2003 to the executive officers is set forth in the Option Grants Table. The compensation committee views stock option grants as an important component of our long-term, performance-based compensation philosophy.

CEO Compensation. The compensation paid to Mr. Rokosh during fiscal 2003 is based upon the terms of his employment agreement. Such agreement is described under “Employment Contracts.” Pursuant to the terms of the employment agreement, Mr. Rokosh’s annual base salary for fiscal 2003 was $250,000. Mr. Rokosh is also eligible for bonus compensation pursuant to the terms of the agreement. The bonus is awarded at the discretion of the Board and is based upon the achievement of specific quantifiable objectives, some of which incorporate our overall performance. Mr. Rokosh voluntarily waived the receipt of any bonus compensation in fiscal 2002. In addition, he was granted options as set forth in the Options Grants Table, pursuant to the terms of the employment agreement.

Deductibility of Executive Compensation. The compensation committee is responsible for addressing the issues raised by Internal Revenue Code Section 162(m). Section 162 (m) limits to $1 million our deduction for compensation paid to certain of our executive officers which does not qualify as

“performance-based.” To qualify as performance based under Section 162(m), compensation payments must be made pursuant to a plan that is administered by a committee of outside directors and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by shareholders, and the compensation committee must certify that the performance goals were achieved before payments can be awarded. We believe that all compensation paid to our executive officers listed in the summary compensation table in fiscal 2003 is fully deductible and that compensation paid under the plans will continue to be deductible. The committee’s present intention is to comply with the requirements of Section 162(m) unless and until the committee determines that compliance would not be in the best interest of the Company and our shareholders.

By the Compensation Committee
Christopher S. Dean, Chairman
J. Livingston Kosberg
Christopher D. (Kit) Illick

PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company’s Common Stock with the index of the cumulative total return for the Nasdaq Stock Market (U.S.) (“Total U.S.”) and the index of the Nasdaq Computer and Data Processing Services Stocks (“DP&S”). The graph assumes that $100 was invested on October 1, 1997, and that all dividends, if any, were reinvested.

The following data points were used in constructing the performance graph:

	Cumulative Total Return
	10/01/98	10/01/99	10/01/00	10/01/01	10/01/02	10/01/03
ANALYTICAL SURVEYS, INC	100.00	67.74	8.60	2.97	0.86	0.65
NASDAQ STOCK MARKET (U.S.)	100.00	163.12	217.03	88.74	69.90	106.49
NASDAQ COMPUTER & DATA PROCESSING	100.00	169.73	213.10	76.43	60.10	90.15

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 1, 2003, certain information with respect to the ownership of our Common Stock by (i) each person (or group of affiliated persons) that we know to be the beneficial owner of more than 5% of our outstanding Common Stock (based on filings with the Securities and Exchange Commission), (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. Except as otherwise noted in the table, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable, and the address of each holder of more than 5% of our Common Stock is c/o Analytical Surveys, Inc., 11900 Crownpoint Drive, San Antonio, Texas 78233.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class (1)
Tonga Partners, L.P.	2,097,368	(2)	71.8%
J. Livingston Kosberg	3,750	(3)	*
Christopher D. (Kit) Illick	3,750	(3)	*
Christopher S. Dean	3,750	(3)	*
Joshua C. Huffard	3,750	(3)	*
J. Norman Rokosh	33,500	(4)	3.0%
Lori A. Jones	6,250	(5)	*
Thomas W. Bannon	13,500	(6)	0.1%
All directors and executive officers as a group (8 persons)	68,250	(7)	5.9%

*	Denotes less than 1%
(1)	Based on 1,085,423 shares of Common Stock outstanding as of December 1, 2003.
(2)	On April 2, 2002, we issued a convertible promissory note in the principal amount of $2,000,000 and warrants to purchase 500,000 shares of Common Stock to Tonga Partners, L.P. (“Tonga”). On November 6, 2003, Tonga converted $300,000 plus accrued interest into 261,458 shares of Common Stock. Tonga may convert the remaining unpaid principal amount of the promissory note (plus accrued interest) into shares of Common Stock at any time As of December 1, 2003, the principal and accrued interest due under the promissory note was $1,843,556. The conversion price of the note is equal to the lesser of (i) $4.00 and (ii) 90% of the average closing bid prices for the company’s Common Stock for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. For purposes of stating the number of shares beneficially owned by Tonga that are attributable to its ownership of the promissory note, the table assumes that Tonga converted the note plus accrued interest on December 1, 2003 at a conversion price of $1.38. Also included in the number of shares beneficially owned by Tonga are 500,000 shares that are issuable upon exercise of the warrants held by Tonga.
(3)	Includes 3,750 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2003.

(4)	Includes 33,500 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2003.
(5)	Includes 6,250 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2003.
(6)	Includes 13,500 shares of Common Stock underlying options that are exercisable within 60 days of, December 1 2003.
(7)	Includes 68,250 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2003.

Change in Control

On April 2, 2002, Tonga Partners, L.P. (“Tonga”) invested $2,000,000 in ASI in exchange for the issuance of a senior secured convertible promissory note in the principal amount of $2,000,000 and the issuance of warrants to purchase 500,000 (subject to adjustment) shares of our Common Stock and the right to appoint a majority of our board of directors (the “Change in Control Transaction”). The note is convertible at any time into Common Stock, and the warrants are exercisable at any time through April 2, 2007. Pursuant to the terms of the note and the warrants, if the total number of shares issuable upon full conversion of the note and exercise of all warrants constitutes less than 55% of the number of shares of Common Stock outstanding as of the date the note has been fully converted and the warrants have been fully exercised, we are obligated to issue additional shares of Common Stock to Tonga such that Tonga will own at least 55% of the issued and outstanding shares of Common Stock on a fully diluted basis. In addition, until April 2, 2005, Tonga has the right to appoint (and, has appointed) a majority of the members of our board of directors. The source of the $2,000,000 that Tonga invested in the company was available cash. On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible debenture. The shares were issued at a price of $1.24 for an aggregate conversion of $300,000 of principal payable and $24,208 of interest payable. The $2 million debenture was exchanged for the shares and a $1.7 million debenture bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion. As of December 1, 2003, Tonga beneficially owned 71.8% of our Common Stock. See “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table gives information about equity awards under our equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	87,499	$15.37	132,245
Equity compensation plans not approved by security holders	61,571	$11.93	38,430
Total	149,020	$13.95	170,675

Summary Description of Equity Compensation Plans That Have Not Been Approved by the Shareholders

2000 Stock Incentive Plan

In September 2000, the board of directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Pursuant to applicable law, the 2000 Plan has not been approved by the shareholders. The 2000 Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the board of directors.

Number of Shares Subject to the 2000 Plan. The 2000 Plan authorizes the grant of options relating to an aggregate of 50,000 shares of Common Stock. If any corporate transaction occurs which causes a change in our capitalization (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2000 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant’s rights.

Eligibility for Participation. Individuals eligible to participate in the 2000 Plan are employees of the Company and our subsidiaries, but not any officers of the Company or our subsidiaries.

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

Vesting and Acceleration. Options vest at the times determined by the committee, as specified in the applicable award agreement. A participant’s options become fully vested upon the termination of the participant’s employment as a result of a reduction in force and upon the occurrence of a change in control of the Company. In general, a change in control will be deemed to have occurred upon the acquisition by any person of more than 50% of our outstanding voting securities (or securities subject to conversion into voting securities), the acquisition by any person of the power to elect a majority of the directors of the company, certain mergers and other corporate transactions if the holder’s of our voting securities before the transaction receive less than 50% of the outstanding voting securities of the reorganized, merged or consolidated entity, after the transaction, and a complete liquidation or dissolution of the company, or the sale of all or substantially all of the assets of the company, if approval of our shareholders is required for the transaction.

Deduction to the Company. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by a participant. The deduction generally will be allowed for the Company’s taxable year in which occurs the last day of the calendar year in which the participant recognizes ordinary income.

Term. The 2000 Plan expires on September 8, 2010.

2000 Officer and Employee Recruitment Stock Incentive Plan

In September 2000, the board of directors adopted the 2000 Officer and Employee Recruitment Stock Incentive Plan (the “2000 Recruitment Plan”). Pursuant to applicable law, the 2000 Recruitment Plan has not been approved by the shareholders. The 2000 Recruitment Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the board of directors.

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

Deduction to the Company. We will be entitled to deductions for options granted under the 2000 Recruitment Plan as described above with respect to the 2000 Plan.

Term. The 2000 Recruitment Plan expires on September 8, 2010.

Item 14. Principal Accountant Fees and Services.

(a)	Audit Fees

As of December 22, 2003, audit fees billed by KPMG LLP for the audit of our annual financial statements for the fiscal year ended September 30, 2003, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for that year were $97,500.

(b)	Financial Information Systems, Design and Implementation Fees.

None.

(c)	All Other Fees.

As of December 22, 2003, other fees billed by KPMG LLP, which consist of fees for tax compliance and preparation, totaled $11,100.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)	(1)	Financial Statements

Included in Part II of this Report:

Independent Auditors’ Report

Consolidated Balance Sheets, September 30, 2003 and 2002

Consolidated Statements of Operations, Years Ended September 30, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity, Years Ended September 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows, Years Ended September 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements, September 30, 2003, 2002 and 2001

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

The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

	3.0	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation, as amended (incorporated by reference to ASI’s Registration Statement on Form S-18, (Registration No. 2-93108-D)).

3.3	By-Laws (incorporated by reference to ASI’s Registration Statement on Form S-18 (Registration No. 2-93108-D).

3.3	Amendment to By-laws (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

4.0	Instruments defining the rights of Security Holders including Indentures

4.1	Form of Stock Certificate (incorporated by reference to ASI’s Registration Statement on Form S-18 (Registration No. 2-93108-D)).

4.2	Convertible Senior Secured Promissory Note of Analytical Surveys, Inc., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

4.3	Warrant to Purchase Shares of Common Stock of Analytical Surveys, Inc., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

4.4	Registration Rights Agreement dated July 2, 1997, between ASI and Sol C. Miller (incorporated by reference to ASI’s Current Report on Form 8-K dated July 16, 1997, as amended on September 9, 1997).

4.5	Note and Warrant Purchase Agreement dated as of March 21, 2002, by and between Analytical Surveys, Inc. and Tonga Partners, L.P. (incorporated by reference to ASI’s Current Report on Form 8-K dated March 22, 2002).

4.6	Registration Rights Agreement by and between Analytical Surveys, Inc. and Tonga Partners, L.P., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

4.7	Second Amendment to the Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of February 27, 2003 (incorporated by reference to ASI’s Current Report on Form 8-K dated February 27, 2003).

4.8	Third Amendment to Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of August 1, 2003 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

4.9	Fourth Amendment to Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of December 1, 2003.

4.10	Convertible Senior Secured Promissory Note of Analytical Surveys, Inc., dated November 4, 2003.

10.0	Material Contracts

10.1	Employment Agreement dated June 27, 1994 between ASI and Sidney V. Corder, Chief Executive Officer and President, (incorporated by reference to ASI’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.)

10.2	Stock Option Plan dated December 17, 1987 as amended on August 31, 1992 (incorporated by reference to ASI’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992.)

10.3	1993 Non-Qualified Stock Option Plan dated December 11, 1992 (incorporated by reference to ASI’s Proxy Statement dated January 11, 1993.)

10.4	Analytical Surveys, Inc. Incentive Bonus Plan (incorporated by reference to ASI’s Annual Report on Form 10-K for fiscal year ended September 30, 1992.)

10.5	1995 Non-Qualified Stock Option Plan dated August 22, 1995 (incorporated by reference to ASI’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.)

10.6	Real Estate Lease between MSE Realty, LLC and MSE Corporation, dated July 2, 1997 (incorporated by reference to ASI’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.)

10.7	Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, as amended and restated (incorporated by reference to ASI’s Proxy Statement dated January 8, 1998.)

10.8	Credit Agreement between ASI and Bank One, Colorado, N.A. dated June 3, 1998 (including Exhibits A-1, A-2, A-3, C D and E thereto) (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

10.9	Amendment No. 1 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of July 10, 1998 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

10.10	Amendment No. 2. To Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of October 20, 1998 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

10.11	Amendment No. 3 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of November 24, 1998 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

10.12	Employment Agreement dated July 10, 2000, between ASI and J. Norman Rokosh (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.13	Employment Agreement dated February 9, 2000, between ASI and Michael A. Renninger (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.14	Employment Agreement dated January 31, 2000 between ASI and David O. Hicks (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.15	Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and form of stock option agreement (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.16	Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.17	Analytical Surveys, Inc. Year 2003 Stock Option Plan and form of agreement (incorporated by reference to ASI’s Proxy Statement dated July 21, 2003, for its 2003 Annual Meeting).

10.18	Amendment No. 4 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of January 1, 1999 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.19	Amendment No. 5 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of November 24, 1998 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

10.20	Amendment No. 6 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 30, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.21	Amendment No. 7 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of August 1, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.22	Amendment No. 8 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of September 8, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.23	Amendment No. 9 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.24	Amendment No. 10 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of March 31, 2001 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.25	Amendment No. 11 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 31, 2001 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.26	Employment Agreement dated July 10, 2001, between ASI and J. Norman Rokosh (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2001).

	10.27	Amendment No. 12 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2001 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2001).

	10.28	Security Agreement by and between Analytical Surveys, Inc. and Tonga Partners, L.P., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

	10.29	First Amendment to Employment Agreement dated September 26, 2002, between ASI and J. Norman Rokosh (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

	10.30	Employment Agreement dated January 20, 2003, by and between Analytical Surveys, Inc. and Lori Jones (incorporated by reference to Exhibit 10 to ASI’s Quarterly Report on Form 10-Q for the period ended December 31, 2002).

	10.31	First Amendment to Employment Agreement dated November 26, 2003, by and between Analytical Surveys, Inc. and Lori Jones.

	14.1	Code of Ethics

	23.	Consent of KPMG LLP

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 906 Certification of Chief Executive Officer

	32.2	Section 906 Certification of Chief Financial Officer

b)		Reports on Form 8-K filed during the quarter ended September 30, 2003.

8-K filed August 15, 2003 – concerning Third Quarter Results

8-K filed November 6, 2003 – concerning Convertible Partial Conversion of Senior Secured Convertible Debenture by Tonga Partners LP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Analytical Surveys, Inc.

By:	/s/ J. Norman Rokosh	Date:	December 23, 2003
J. Norman Rokosh
President, Chief Executive Officer and Director

By:	/s/ Lori A. Jones	Date:	December 23, 2003
Lori A. Jones
Chief Financial Officer

By:	/s/ J. Livingston Kosberg	Date:	December 23, 2003
J. Livingston Kosberg
Chairman of the Board

By:	/s/ Christopher D. Illick	Date:	December 23, 2003
Christopher D. Illick
Director

By:	/s/ Christopher S. Dean	Date:	December 23, 2003
Christopher S. Dean
Director

By:	/s/ Joshua C. Huffard	Date:	December 23, 2003
Joshua C. Huffard
Director