Form 10-Q
period 2003-12-31
ANALYTICAL SURVEYS INC
filed 2004-02-17
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

The number of shares of common stock outstanding as of February 6, 2004, was 1,085,423.

Part I

Financial Information

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$2,032	1,952
Accounts receivable, net of allowance for doubtful accounts of $100 and $100	2,037	3,029
Revenue in excess of billings	5,713	6,112
Prepaid expenses and other	308	166

Total current assets	10,090	11,259

Equipment and leasehold improvements, at cost:
Equipment	4,899	4,896
Furniture and Fixtures	484	484
Leasehold improvement	267	267

	5,650	5,647
Less accumulated depreciation and amortization	(5,211)	(5,126)

Net equipment and leasehold improvements	439	521

Total assets	$10,529	11,780

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	75	74
Billings in excess of revenue	262	162
Accounts payable	2,379	2,504
Accrued liabilities	615	647
Accrued interest – related party	148	150
Redeemable preferred stock – current portion	800	—
Accrued payroll and related benefits	830	958

Total current liabilities	5,109	4,495

Notes payable, less current portion	33	53
Senior secured convertible debenture – related party	1,617	1,900
Redeemable preferred stock; no par value. Authorized 2,500 shares; 1,600 shares issued and outstanding at December 31 and September 30 (liquidation value $2,240 and $1,600 respectively, less current portion)	800	1,450

Total long-term liabilities	2,450	3,403

Total liabilities	7,559	7,898

Stockholders’ equity:
Common stock; no par value. Authorized 10,000 shares; 1,085 and 824 shares issued and outstanding at December 31 and September 30, respectively	33,363	33,039
Accumulated deficit	(30,393)	(29,157)

Total stockholders’ equity	2,970	3,882

Total liabilities and stockholders’ equity	$10,529	11,780

See accompanying notes to consolidated financial statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31
	2003	2002
Revenues	$2,554	4,285

Costs and expenses
Salaries, wages and related benefits	1,809	2,596
Subcontractor costs	796	621
Other general and administrative	864	1,257
Depreciation and amortization	85	145
Severance and related costs	22	253

	3,576	4,872

Loss from operations	(1,022)	(587)

Other income (expense)
Interest expense, net	(214)	(50)
Other	—	40

	(214)	(10)

Net loss	(1,236)	(597)

Accretion of discount and dividends on preferred shares	—	(220)

Net loss available to common shareholders	$(1,236)	(817)

Basic loss per common share: available to common shareholders	$(1.26)	(0.99)

Diluted loss per common share: available to common shareholders	$(1.26)	(0.99)

Weighted average common shares:
Basic	980	824
Diluted	980	824

See accompanying notes to consolidated financial statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2003

(In thousands)

(Unaudited)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balances at September 30, 2003	824	$33,039	(29,157)	3,882

Common Stock issued pursuant to conversion of senior secured convertible note	261	324	—	324

Net loss	—	—	(1,236)	(1,236)

Balances at December 31, 2003	1,085	$33,363	(30,393)	2,970

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31
	2003	2002
Cash flow from operating activities:
Net loss	$(1,236)	(597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	85	145
Accretion of preferred stock and convertible debt	167	17
Changes in operating assets and liabilities:
Accounts receivable, net	992	(676)
Revenue in excess of billings	399	1,731
Prepaid expenses and other	(142)	(76)
Billings in excess of revenue	100	74
Accounts payable and other accrued liabilities	(135)	(536)
Accrued payroll and related benefits	(128)	(199)

Net cash provided by (used in) operating activities	102	(117)

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(3)	(108)

Cash flows used in financing activities:
Principal payments on long-term debt, net	(19)	(43)

Net increase (decrease) in cash	80	(268)

Cash at beginning of period	$1,952	3,114

Cash at end of period	$2,032	2,846

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	21

Issuance of common stock pursuant to conversion of debt	$324	—

Accretion of preferred stock	$150	200

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in our annual report for the year ended September 30, 2003. The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2003.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of ASI, and its subsidiaries at December 31, 2003, the results of their operations for the three months ended December 31, 2003 and 2002 and cash flows for the three months ended December 31, 2003 and 2002.

All shares and per share amounts have been adjusted to reflect the Company’s one-for-ten reverse stock split effected in October 2002.

Stock Based Compensation. As permitted by SFAS No. 123, we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation expense related to our stock option plans is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Pro forma information regarding net loss and loss per share is required by SFAS No. 148. This information has been estimated at the date of grant using the fair value method.

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Net loss, available to common shareholders as reported	$(1,236)	$(817)
Less: Pro forma option expense	15	50

Pro forma net loss	$(1,251)	$(867)

Basic loss per share, as reported	$(1.26)	$(0.99)
Less: Pro forma option expense	(0.02)	(0.06)

Pro forma basic loss per share	$(1.28)	$(1.05)

Diluted loss per share, as reported	$(1.26)	$(0.99)
Less: Pro forma option expense	(0.02)	(0.06)

Pro forma diluted loss per share	$(1.28)	$(1.05)

2. Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on the Company’s common stock, determined using the treasury stock method.

All dilutive common stock equivalents are reflected in our earnings per share calculation; the conversion of 958,880 shares under the convertible debt agreement is antidilutive for the three-month period ended December 31, 2003. Additionally, for the three-month periods ended December 31, 2003 and 2002, potential dilutive common shares under the warrant agreement and stock option plans were not included in the calculation of diluted earnings per share as these shares were antidilutive.

3. Impact of Recently Issued Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS 123”. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No.

123, “Accounting for Stock Based Compensation”. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 on April 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only the disclosures, not our financial results. See Note 1.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 required the reclassification of the redeemable preferred stock as debt and future preferred stock dividends to be classified as interest expense. Effective July 1, 2003 we reclassified mandatorily redeemable shares that were issued prior to May 31, 2003 as liabilities. The total amount of the reclassification was $1.3 million.

4. Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows (in thousands).

	December 31, 2003	September 30, 2003
Accrued payroll	$317	$447
Accrued health benefits	223	205
Accrued vacation	290	306

Accrued payroll and related benefits	$830	$958

5. Debt

Our debt is summarized as follows (in thousands).

	December 31, 2003	September 30, 2003
Long-Term Debt
Senior secured convertible note	$1,617	$1,900
Other	108	127
Redeemable preferred stock	1,600	1,450

	3,325	3,477
Less current portion	(875)	(74)

	$2,450	$3,403

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Note”) and warrants to purchase our common stock (“Common Stock”) to Tonga Partners, L.P. (“Tonga”). The Note, which carries a face value of $2 million, matures on April 2, 2005, and accrues interest on its face value at an annual rate of 5%. Interest is payable in common stock upon conversion or maturity of the Note as described below. We recorded the Note at a discount after giving effect to the $200,000 estimated fair value of the warrants, which was charged to equity. The effective rate of interest on the Note is 9.2%. Interest expense is recorded using this effective rate of interest. The carrying value of the Note is being accreted to the face amount by charges to interest expense through the maturity date. The carrying value at December 31, 2003, is $1.62 million and represents the $1.7 million outstanding principal less the unearned discount. The unearned discount represents the estimated fair value of the warrants of $200,000 less accretion totaling $116,700 as of December 31, 2003.

The Note is convertible at any time into Common Stock at a price (“Conversion Price”) equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. Accordingly, the Conversion Price and number of shares issuable upon conversion of the note vary in accordance with the changes in the closing bid price of our Common Stock. In any event, the number of shares issuable upon full conversion of the Note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Additionally, the number of shares issuable upon conversion of the Note and exercise of warrants are to be no less than 55% of the outstanding Common Stock (unless Tonga exercises the warrants in a cashless exercise where Tonga uses the value of some of the warrants to pay the exercise price for other warrants).

Tonga also received warrants to purchase an additional 500,000 shares of Common Stock (subject to adjustment). One whole warrant entitles Tonga to acquire shares of Common Stock at an exercise price equal to 115% of the Conversion Price in effect on the date of the exercise the warrants.

On October 29, 2003, we received from Tonga a notice of conversion of $300,000 principal. On November 6, 2003, we issued 241,936 shares at a Conversion Price equal to $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the twenty trading days immediately prior to October 29. We also issued 19,522 shares at the same conversion price for $24,208 accrued interest on the converted principal. The $2 million debenture was exchanged for the shares and a $1.7 million debenture bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

For illustration purposes, if the $1,700,000 debenture had been converted in full on February 2, 2004, the Conversion Price would have been $2.42, and we would have issued 767,946 shares to redeem the principal and accrued interest. The Conversion Price would have been equal to 90% of the average closing bid prices of the Common Stock for the 90 trading days preceding February 2. If the warrants had been exercised on February 2, 2004, the exercise price would have been $2.78 (115% of $2.42), and the aggregate exercise price for the warrants would have been $1,391,500 for the issuance of 500,000 shares of Common Stock. Tonga would have owned 65% of our outstanding shares immediately after such full conversion and warrant exercise.

On December 30, 2003, we filed Form S-3 to register the shares issued in November 2003 pursuant to the conversion of the note. Pursuant to the terms of the Note, the registration statement must be effective ninety days from the filing date. Additionally, we are required to register any additional shares that may be issued as a result of future conversion events.

We are generally restricted from issuing additional equity securities without Tonga’s consent, and Tonga has a right of first refusal as to certain subsequent financings. The note is subject to mandatory conversion in three years and is secured by all of our assets. As part of the transaction, for a period of three years from the date of the Note, Tonga has the right to appoint a majority of our board of directors. Tonga has appointed three members to the Board and as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the Note, the Tonga will own a majority of the Common Stock, thereby giving Tonga additional control over ASI.

6. Redeemable Preferred Stock

On December 28, 2001, we issued 1.6 million shares of no par value Series A Preferred Stock with a face value of $3.2 million, pursuant to the extinguishment of a bank credit agreement (“Agreement”). We recorded this preferred stock at a fair market value of $300,000 as described below. The shares are redeemable on or before December 28, 2006. Until December 27, 2004, we are entitled to redeem the shares at $1.40 per share ($2.24 million). The redemption price increases $0.20 per year to $1.60 on December 28, 2004, $1.80 on December 28, 2005 and $2.00 on December 28, 2006.

The Agreement calls for a mandatory redemption payment of $800,000 on or before December 28, 2004, plus any accrued dividends on such shares. Since its issuance, we have accrued but not declared or paid dividends on the preferred stock. If we pay the $800,000 mandatory redemption payment on or before December 27, 2004, the redemption price will be $1.40, and we will redeem 571,422 shares of the preferred stock. We must also pay accrued dividends totaling $96,000 on the mandatory redemption date. Further, if we redeem the remaining outstanding shares on December 27, 2006, we will redeem 1,028,572 at $1.80 per share, totaling $1,851,429, plus accrued dividends totaling approximately $367,000. The preferred stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.

The carrying value for the preferred stock is $1.6 million at December 31, 2003. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that took into account market conditions for similar securities, the current economic climate and our financial condition and performance as major factors.

Until June 30, 2003, accretion was affected by a charge to retained earnings, and the rate of accretion approximates the interest method. We adopted SFAS No. 150 on July 1, 2003, which required the reclassification of the redeemable preferred stock as debt and future preferred stock dividends as interest expense. Effective July 1, 2003, we reclassified mandatorily redeemable shares that were issued prior to May 31, 2003 as liabilities. The total amount of the reclassification was $1.3 million. Additionally, effective July 1, 2003, the accretion of the preferred stock is classified as interest expense.

7. Segment Information

We evaluate operations and make key strategic and resource decisions based on operating results of our individual production centers. In previous years, we made these decisions based on our two different operating segments: the utilities division which uses its industry expertise and proprietary geographical information systems (“GIS”) for data conversion for electric, gas and water management utility customers; and the land division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. We have completed a majority of our contracts in the land division and our primary focus is now on our utilities division operations. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We have presented segment data for the three months ended December 31, 2002, for comparative purposes.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash and prepaid expenses (in thousands).

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
Three months ended December 31, 2003
Operations
Revenues	$1,408	1,146	—	2,554	—	—	2,554
Income/(loss) from operations	(1,164)	142	—	(1,022)	—	—	(1,022)
Interest expense, net	—	—	—	—	—	(214)	(214)

Net loss							(1,236)

Assets at December 31, 2003
Segment assets	$6,007	1,809	—	—	—	—	7,816
Non-segment assets	—	—	—	—	—	2,713	2,713

Consolidated assets	—	—	—	—	—	—	10,529

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
Three months ended December 31, 2002
Operations
Revenues	$2,367	1,874	104	4,285	—	—	4,285
Income/(loss) from operations	(516)	197	(15)	(334)	(253)	—	(587)
Interest expense, net	—	—	—	—	—	(50)	(50)
Other	—	—	—	—	—	40	40

Net loss							(597)

Assets at September 30, 2003
Segment assets	$7,743	1,284	—	—	—	—	9,027
Non-segment assets	—	—	—	—	—	2,753	2,753

Consolidated assets	—	—	—	—	—		11,780

8. Litigation and Other Contingencies

On June 26, 2002, two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), initiated arbitration proceedings against ASI. They alleged that certain representations and warranties made by ASI in connection with ASI’s acquisition of Cartotech in June 1998 were false because ASI’s financial condition allegedly was worse than depicted in its financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. In December 2003, an American Arbitration Association panel ruled in favor of ASI, awarding zero damages to the Claimants and ordering each side to bear its own attorneys’ fees. The Claimants also filed suit against four former ASI officers for alleged violation of Texas and Indiana securities laws in connection with ASI’s acquisition of Cartotech, Inc. The case was dismissed on January 30, 2004.

We submitted to our insurance carrier legal bills for the defense of the proceedings initiated by the Claimants. Defense costs through December 31, 2003 totaled approximately $2,100,000. Prior to December 31, 2003, we received $1,400,000 from our insurance carrier as an initial reimbursement of these defense costs. We also received a $1,000,000 overpayment from our insurer immediately prior to December 31, 2003 which we recorded as a current liability. We remitted the overpayment to our insurer in January 2004. We recorded approximately $450,000 of defense costs as a current liability as of December 31, 2003. We have also recorded a receivable representing an amount we expect to receive as reimbursement of defense costs from our insurer.

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs interest and attorney’s fees. We are vigorously defending this lawsuit.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

9. Concentration of Credit Risk

At December 31, 2003, we had multiple contracts with three customers that represented 75% (54%, 11% and 10%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these customers for the fiscal quarter ended December 31, 2003 were 48% (8%, 10%, and 30%, respectively) of total revenue. Additionally, for the quarter ended December 31, 2003, one other customer comprised another 19% of total revenues. At September 30, 2003, these three customers represented 72% (58%, 7% and 8%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2004 and the first quarter of fiscal 2005 such that the majority of revenue in excess of billings for these customer contracts will be collected.

10. Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and we do not currently have a line of credit in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. Our senior secured convertible note also has certain immediate call provisions that are outside of our control, which if triggered and exercised, would make it difficult for us to meet accelerated debt payments. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

To address the going concern issue, we have implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ASI for profitable operations. The consolidation of our production operations to two solution centers has resulted in lower general and administrative costs and improved operating efficiencies. Additionally, the relocation of our corporate headquarters has resulted in additional savings realized with a smaller corporate staff and efficiencies in occupancy and travel related expenses. Our sales and marketing team is pursuing market opportunities in both our traditional digital mapping and newly launched data management initiatives. We continue to focus on cost control as we develop the data management initiative.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, management believes that its continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

11. Subsequent Event

On January 28, 2004, our Chief Executive Officer, J. Norman Rokosh, resigned as our President and Chief Executive Officer, effective February 29, 2004, and as a member of the Board of Directors, effective January 28, 2004, for personal and family reasons. Mr. Rokosh will continue to work with the Company after February to ensure a smooth transition to new leadership subject to mutually acceptable terms which have yet to be finalized.

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

Overview

Founded in 1981, we are a provider of data conversion and digital mapping services to users of customized geographic information systems. Since fiscal 2000, our operating results have been affected by a downturn in macroeconomic and industry market conditions and increased competition primarily from offshore competitors. These factors have resulted in a reduction of timely order flow and a corresponding reduction in revenue generated and continued operating losses. In response to reduced demand, we have reduced the size of our operations as well as our general and administrative functions. We added $4.2 million in new contracts during the quarter ended December 31, 2003. We must continue to enter into new contracts in order to achieve profitability.

Our operating results have also been adversely affected by litigation resulting from the restatement of our financial statements for fiscal 1999, requiring the use of both financial resources and management’s time and focus. The final claim against the Company related to this matter was resolved in December 2003 when an arbitration panel ruled in our favor.

Our independent auditors issued a going concern qualification on our financial statements for each fiscal year since the fiscal 2000 results were reported. The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, was based on the significant operating losses reported in fiscal 2003 and 2002 and a lack of external financing to fund working capital and debt requirements.

We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of our contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors that influence either the estimate of future productivity or the production cost per hour used to determine future costs. We recognize losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

We experience annual and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These fluctuations are the result of various factors, including: worker utilization and productivity; availability and quality of customer required deliverables and information; customer responsiveness and turnaround on inquires and deliveries; and weather conditions that impact ground survey requirements. We utilize InfoTech Enterprises Ltd., an India-based company, for a significant percentage of our offshore production services. These offshore services currently represent less than 10% of our production costs.

Backlog increases when new contracts are signed and decreases as revenues are recognized. As of December 31, 2003, our backlog was $9.7 million, $6.5 million of which we expect to fill in the remaining nine months of fiscal 2004. Backlog totaled $7.9 million at September 30, 2003 and $17.4 million at December 31, 2002. We believe backlog levels reflect changes in macroeconomic and industry market conditions. Adverse market conditions were first encountered in fiscal 2000 which have continued through fiscal 2004

We have been awarded several projects that are greater than $2 million or longer than two years in duration, which can increase our risk due to inflation, as well as changes in schedule, customer expectations and funding availability. Our contracts are generally terminable on short notice, and while in our experience such termination is rare, there is no assurance that we will receive all of the revenue anticipated under signed contracts.

We engage in research and development activities, however these amounts are not significant and represent less than $100,000 per year. The majority of these activities occur as we develop software or design a product for a particular contract. These efforts are typically included as an integral part of our services for the particular project and, accordingly, the associated costs are charged to that project. Such custom-designed software can often be applied to projects for other customers. We retain ownership of such proprietary software or products. These amounts are not significant and represent less than 5% of our total operating expense.

We streamlined our operations throughout fiscal year 2002 and 2003, and consolidated our four main production centers to two solution centers in Texas and Wisconsin. On January 2, 2003, we relocated our headquarters from Indianapolis, Indiana, to our lower-cost facility in San Antonio, Texas. Beginning in 2003 and through fiscal 2004, we reduced the number of corporate and administrative staff by 40%, including the reduction in the number of highly compensated administrative personnel. We have reduced our legal and professional fees as we settled litigation against the Company. We currently employ approximately 137 full-time employees.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three months ended December 31,
	2003	2002
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%

Costs and expenses
Salaries, wages and related benefits	70.8	60.6
Subcontractor costs	31.2	14.5
Other general and administrative	33.8	29.3
Depreciation and amortization	3.3	3.4
Severance and related costs	0.9	5.9

Loss from operations	(40.0)	(13.7)

Other expense, net	(8.4)	(0.2)

Net loss	(48.4)	(13.9)
Accretion of discount and dividends on preferred shares	—	(5.2)

Net loss available to common shareholders	(48.4)%	(19.1)%

Three Months Ended December 31, 2003 And 2002

Revenues. We recognize revenues as services are performed. Our revenues decreased 40% for the three months ended December 31, 2003, and totaled $2.6 million as compared to $4.3 million for the same period in fiscal 2003, a decrease of $1.7 million. The decrease in revenues is due to a lower number of active contracts in the fiscal 2004 quarter, as well as the impact of a change in the estimated percentage of completion on several contracts. The level of new contract signings in fiscal 2002 and 2003 was lower than in previous years and, as a result, revenues have decreased as well. We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels in information technology products and services both in general and specific to the GIS industry.

Salaries, Wages And Related Benefits. Salaries, wages and related benefits include employee compensation for production, marketing, selling, and administrative and executive employees. Salaries, wages and related benefits decreased $787,000 for the first quarter of fiscal 2004 as compared to the same quarter in fiscal 2003. The decrease was a result of reductions in our workforce related to reduced revenue volume, our decision to subcontract a portion of our production work to offshore subcontractors, and our use of domestic subcontractors to manage fluctuating labor needs.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services. The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts. Subcontractor costs increased $175,000 for the three months ended December 31, 2003, as compared to the same period in fiscal 2003 due to our increased use of subcontractors on certain projects. A decrease in production salaries, wages and related benefits offset the increase.

Other General And Administrative Costs. Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased $393,000 for the first quarter of fiscal 2004 from the comparable period in fiscal 2003, a decrease of 31%. The decrease was a result of the implementation of controls, the reduced cost related to fewer general and administrative employees, and lower professional fee expenses.

Depreciation. Depreciation decreased $60,000 in the first three months of fiscal 2004 as compared to the fiscal 2003 quarter due to some equipment becoming fully depreciated. The replacement cost on computer equipment is significantly lower than the replaced items. Additionally, we have been able to upgrade existing equipment, which has minimized our need to purchase new equipment. Accordingly, depreciation expense has decreased in recent periods.

Severance And Related Costs. We incurred severance expense of $22,000 for the three-month period ended December 31, 2003, as compared to $253,000 for the fiscal 2003 quarter. The expense in the fiscal 2003 quarter was incurred as a result of the termination of an employment contract that provided for a significant severance payment.

Interest Expense. Interest expense increased $164,000 in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. The increase was a result of our adoption of SFAS No. 150 effective July 1, 2003, which required that the accretion, or the increase in the carrying value, of the preferred stock, to be classified as interest expense. Prior to July 1, 2003, and for the first fiscal quarter of 2003, the accretion was recorded as a charge to retained earnings. See Note 6. Other interest expense is comprised principally from interest charges related to the senior secured convertible note. See Note 5.

Income Taxes. Federal income tax expense for fiscal year 2004 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three months ended December 31, 2003 and 2002. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three months ended December 31, 2003, and 2002.

Net Loss. Our net loss of $1,236,000 in the first quarter of fiscal 2004 was $639,000 higher compared to the $597,000 net loss from the same period of fiscal 2003. The higher net loss is principally due to the lower level of revenue generated by fewer contracts and completion of less profitable contracts as compared to the same period in fiscal 2003.

Liquidity And Capital Resources

Table Of Contractual Obligations. Below is a schedule (by period due) of the future payments (in thousands) which we are obligated to make based on agreements in place as of December 31, 2003. The $2 million senior secured note, which matures in 2005, carries a mandatory redemption clause that provides for its conversion into Common Stock at the then-current conversion rate. See Note 5.

	Nine months ending September 30	Fiscal year ending September 30			Total
	2004	2005	2006	2007
Operating Leases	$226	$103	—	—	$329
Debt	56	1,752	—	—	1,808
Preferred Stock redemption	—	800	—	1,851	2,651

Total	$282	$2,655	—	1,851	$4,788

To meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers. To meet our long-term cash requirements, we must complete certain projects in fiscal 2004 and 2005 that are related to the balance of revenues in excess of billings at December 31, 2003, in order to generate sufficient cash flow to fund operations and expenditures and to meet our debt requirements. We anticipate that the successful completion of these projects will reduce the balance of unearned revenue and generate cash sufficient to meet both our short-term and long-term debt obligations. We expect that we will be able to complete a majority of these contracts by December 31, 2004, but there can be no assurance that market conditions or other factors may prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate. If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing with Tonga’s consent and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. At December 31, 2003, our debt obligations included a senior secured note with a face value of $1.7 million that is convertible into common stock upon its maturity in March 2005, redeemable preferred stock with a current redemption value of $2.24 million, and other miscellaneous borrowings. A mandatory redemption payment of $800,000 plus accrued dividends totaling $96,000 is due on December 28, 2004. We do not have a line of credit and we are generally restricted from additional borrowings or issuing additional equity securities without Tonga’s consent, and Tonga has a right of first refusal as to certain subsequent financings.

Until December 28, 2004, we are entitled to redeem all of the outstanding shares of preferred stock at $1.40 per share ($2.24 million). The redemption price increases $0.20 per year until December 28, 2006, at which time the outstanding shares must be redeemed at a price of $2.00 per share. Since its issuance, we have accrued, but not declared or paid, dividends on the preferred stock. Accrued dividends are included as a current liability on our consolidated balance sheet. The preferred stock earns a dividend at the annual rate of five percent of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

On December 28, 2004, we must redeem $800,000 of our preferred stock and pay $96,000 in accrued dividends. If we make the $800,000 mandatory redemption payment on or before December 27, 2004, the payment will redeem 571,428 of the 1,600,000 outstanding shares of preferred stock. The remaining 1,028,572 shares may be redeemed at $1.40 per share prior to December 28, 2005, on which date the redemption price increases to $1.80 per share. If we redeem the remaining outstanding shares on December 27, 2006, we will redeem 1,028,572 at $1.80 per share, totaling $1,851,429, plus accrued dividends.

The outstanding $1.7 million senior secured convertible note, plus accrued interest, automatically converts into Common Stock upon its maturity on April 2, 2005, at a conversion rate specified in the Note (see Note 5). Tonga, at its option, may convert the outstanding principal and accrued interest into Common Stock at any time at the Conversion Price in effect at the time of conversion. If Tonga converts the Note in full and exercises the related warrants, they will hold a majority ownership in ASI. The maximum potential ownership by Tonga will be dependent upon the Conversion Price, which varies with the fluctuation of the closing bid price of our Common Stock. A lower closing bid price will effect a lower Conversion Price and a higher percentage of ownership by Tonga upon conversion. The Note includes a provision that Tonga will own a minimum of 55% of our Common Stock upon full conversion and exercise of the warrants.

The carrying value of the Note is being accreted through charges to interest from its original fair market value of $1.8 million to the $2 million face value over its three-year term. On November 6, 2003, we issued 241,936 shares for the conversion of the $300,000 principal at a Conversion Price of $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the twenty trading days immediately prior to October 29. We also issued 19,522 shares at the same conversion price in payment of $24,208 accrued interest on the converted principal. The $2 million note was exchanged for the shares and a $1.7 million note bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

We are generally restricted from issuing additional equity securities without Tonga’s consent, and Tonga has a right of first refusal as to certain subsequent financings. The Note is subject to mandatory conversion in three years and is secured by all of our assets. As part of the transaction, for a period of three years from the date of the Note, Tonga has the right to appoint a majority of our Board of Directors. Tonga has appointed three members to the Board and as a result, controls ASI. In addition, upon exercise of the warrants and conversion of the Note, Tonga will own a majority of the Common Stock, thereby giving Tonga additional control over ASI.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since fiscal 2000, we have experienced significant operating losses with corresponding reductions in working capital. Our revenues and backlog decreased significantly during that time. These factors, among others, have resulted in our independent auditors issuing an audit opinion in the September 30, 2003, financial statements that expressed substantial doubt about our ability to continue as a going concern.

To address the going concern issue, we have implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position the Company for profitable operations. The consolidation of our production operations to two solution centers has resulted in lower general and administrative costs and improved operating efficiencies. Additionally, the relocation of our corporate headquarters has resulted in additional savings realized with a smaller corporate staff and efficiencies in occupancy and travel related expenses. Our sales and marketing team is pursuing market opportunities in both our traditional digital mapping and newly launched data management initiatives. We continue to focus on cost control as we develop the data management initiative.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Our cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an “account receivable” is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. “Revenues in excess of billings” occur when we perform under a contract even though a billing event has not been triggered. “Billings in excess of revenues” occur when we receive an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At December 31, 2003, we had multiple contracts with three customers that represented 75% (54%, 11% and 10%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2004 and the first fiscal quarter of 2005 such that the majority of revenue in excess of billings for these customer contracts will be collected and generate cash during those fiscal periods.

Our operating activities generated $102,000 cash during the first three months of fiscal 2004, compared to net cash used totaling $117,000 in the same period in fiscal 2003. We collected a significant amount of cash related to accounts receivable in the first three months of fiscal 2004 period and reduced our current liabilities with the proceeds of these collections. We also received a duplicate payment from our insurer of $1 million immediately prior to the end of the quarter. We recorded the erroneous payment as a current liability and returned the funds immediately subsequent to the end of the quarter. Net cash generated from collections and payments related to such insurance activity totaled $573,000 and is included in the net cash generated from our operating activities.

We purchased equipment totaling $3,000 in the quarter ending December 31, 2003 as compared to purchases totaling $108,000 in the quarter ending December 31, 2002. We made principal payments on notes payable totaling $19,000 and $43,000 in the quarters ending December 31, 2003 and 2002, respectively.

In order to fund our short term operating activities, including completing existing contracts and funding new contracts, we must collect more cash from our customers than we will pay to our employees and suppliers. We must reduce our revenue in excess of billings through substantial completion of the related contracts in order to meet our debt obligations in fiscal 2004 and 2006.

Critical Accounting Policies

Revenue Recognition. We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. The estimation process requires significant subjective judgments on the costs over the life of the contract, which are inherently uncertain. The duration of the contracts and the technical challenges included in certain contracts affect our ability to estimate costs precisely. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of the contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by many factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs. We recognize losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred. If we underestimate the total cost to complete a project we would recognize a disproportionately high amount of revenue in the earlier stages of the contract, which would result in disproportionately high profit margins in the same period. This could also result in the recognition of losses in the final stages of the contract. Conversely, if we overestimate the cost to complete a project, a disproportionately low amount of revenue would be recognized in the early stages of a contract. While our contracts generally contain termination clauses they also provide for reimbursement of costs incurred to date in the event of termination.

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

Income Taxes. The year 2002 was the only year out of the last three fiscal years in which we have reported net income (and taxable income), and we reported a net loss in fiscal 2003. Prior fiscal year losses have generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $22 million as of September 30, 2003.

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

Litigation

We have been a party to various litigation matters which are described in Note 8 to our Financial Statements included herein and in Part II, Item 1 of this quarterly report on Form 10-Q, the majority of other litigation matters have been settled as of the date of this filing. We recorded liabilities arising from these matters and a receivable from our insurer for a portion of those liabilities. We expect to recover an amount from our insurer equivalent to our recorded liabilities, although we cannot assure that such amount will be collected.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this quarterly report and have concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to ASI (including its consolidated subsidiaries) which is required to be included in our periodic filings under the Exchange Act.

Part II

Other Information

Item 1. Legal Proceedings.

On June 26, 2002, two shareholders of ASI, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), initiated arbitration proceedings against ASI. They alleged that certain representations and warranties made by ASI in connection with ASI’s acquisition of Cartotech in June 1998 were false because ASI’s financial condition allegedly was worse than depicted in ASI’s financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. In December 2003, an American Arbitration Association panel ruled in favor of ASI, awarding zero damages to the Claimants and ordering each side to bear its own attorneys’ fees. The Claimants also filed suit against four former ASI officers for alleged violation of Texas and Indiana securities laws in connection with ASI’s acquisition of Cartotech, Inc. The case was dismissed on January 30, 2004.

We submitted to our insurance carrier legal bills for the defense of the proceedings initiated by the Claimants. Defense costs through December 31, 2003 totaled approximately $2,100,000. Prior to December 31, 2003, we received $1,400,000 from our insurance carrier as an initial reimbursement of these defense costs. We also received a $1,000,000 overpayment from our insurer immediately prior to December 31, 2003 which we recorded as a current liability. We remitted the overpayment to our insurer in January 2004. We recorded approximately $450,000 of defense costs as a current liability as of December 31, 2003. We have also recorded a receivable representing an amount we expect to receive as reimbursement of defense costs form our insurer.

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs interest and attorney’s fees. We are vigorously defending this lawsuit.

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

31.1   Section 302 Certification of Chief Executive Officer

31.2   Section 302 Certification of Chief Financial Officer

32.1   Section 906 Certification of Chief Executive Officer

32.2   Section 906 Certification of Chief Financial Officer

(b) Reports on Forms 8-K:

Current Report on Form 8-K filed on December 18, 2003 announcing the Company’s Prevailing in Epner Arbitration

Current Report on Form 8-K filed on December 29, 2003 announcing the Company’s Year End Results

Current Report on Form 8-K filed on January 6, 2004 announcing the Company’s Provision of an Update On Auditor Opinion

Current Report on Form 8-K filed on January 28, 2004 announcing the Resignation of the Company’s CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Analytical Surveys, Inc. (Registrant)

Date: February 17, 2004	/s/ J. Norman Rokosh
J. Norman Rokosh
President and Chief Executive Officer

Date: February 17, 2004	/s/ Lori A. Jones
Lori A. Jones
Chief Financial Officer