Form 10-K/A
period 2003-09-30
ANALYTICAL SURVEYS INC
filed 2004-05-17
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

(210) 657-1500

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, no par value per share	Nasdaq

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the years ended September 30, 2003 and 2002 is being filed to restate our financial statements to properly account for a conversion feature of our convertible senior secured note and related warrants that were issued on April 2, 2002, and to correct the diluted number of shares outstanding for certain periods in fiscal 2002 (see Note 16 to the consolidated financial statements), as well as for the purposes of enhancing our disclosure after discussions with the Staff of the Securities and Exchange Commission. Except as noted below, this Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated our Annual Report on Form 10-K/A in its entirety.

Material Developments

The following material developments have occurred since the filing of our original Annual Report on Form 10-K on December 29, 2003:

On January 28, 2004, we announced that our Chief Executive Officer, J. Norman Rokosh, voluntarily resigned for personal and family reasons as our President and Chief Executive Officer, effective February 29, 2004, and as a member of our Board of Directors, effective January 28, 2004. Mr. Rokosh has continued to work with us after February to ensure a smooth transition to new leadership. J. Livingston Kosberg, our current Chairman of the Board, served as our interim Chief Executive Officer until March 22, 2004, when Mr. Wayne Fuquay was appointed as Chief Executive Officer.

Effective January 28, 2004, Joshua Huffard resigned as a member of our Board of Directors and as member of our Audit Committee. Mr. Huffard’s resignation was not related to a disagreement with our operations, policies, or practices.

On April 12, 2004, Mr. Hamid Akhavan replaced Mr. Tom Bannon as Senior Vice President of Operations. Mr. Akhavan was previously employed by us and held various senior level positions in both operations and sales from 1984 until January 2004. He has provided consulting services to us since January.

PART I

Item 1. Business

Overview

Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”), formed in 1981, provides customized data conversion, spatial data management and technical services for the geographic information systems market. Geographic information systems (“GIS”) are used by federal, state and local governments, utilities and other businesses to store, update, analyze and display information about the physical location and characteristics of their diverse assets. We help customers by transforming or updating raw, often confusing information from multiple sources (maps, blueprints, construction drawings, databases, aerial photography, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation on which organizations can rely to make better decisions with speed and confidence. We have historically targeted our services to utilities and state and local governments, and are implementing strategies to expand the range of GIS-related spatial data management and technical services offered to these markets.

We believe that the market for GIS systems and GIS-related services has grown due to growing awareness of the benefits of GIS technology coupled with lower hardware prices and increased software capability. Our customers today use GIS technology to:

•	improve network operations business processes to reduce operating expenses;.

•	improve customer service business processes to improve customer service indices to meet and exceed the expectations and/or requirements of regulatory agencies; and

•	access and update accurate information regarding the location, condition, and function of physical assets.

We believe that GIS outsourcing is a growing tendency that enables our customers to focus on their core competencies. This trend provides us with the opportunity to leverage our GIS expertise into longer-term program contracts to maintain existing GIS systems in addition to our traditional contracts to build new GIS systems. Many utilities invested in GIS technology in the late 1990s resulting in improvements in operations and customer service levels. Our belief is that while many of these same companies desire new levels of improvement and maintenance of quality information, they are challenged to do so because of the cost of training and retaining highly specialized GIS technicians. We are GIS specialists and we believe that we are well positioned to provide such specialized services to these companies.

Our ongoing involvement with the technology leaders such as Intergraph and ESRI, has kept our employees abreast of the latest GIS technology. We think that by entering into long-term outsourcing contracts with us, our clients can spare the expense and risk of developing an internal resource capability necessary to provide them with higher cost savings through an efficient implementation of the latest GIS technologies.

Global economic conditions has slowed the rate of growth in the GIS market since 2000. We expect delays in growth consistent with other technology-related companies until our utility customers resume significant spending on information technology products and services. Newer competition, primarily from service firms with a large labor content in India, has resulted in lower margins and increased competition in the industry. The technologies utilized by our GIS customer base continue to advance and demand a current and accurate depiction of their spatially located assets. We believe, therefore, that the long-term outlook for the GIS industry is positive and that we are well positioned to serve evolving customer needs.

We enter into long-term, fixed price contracts. Payments for these contracts are often spread throughout the term of the contract and may be based on successful interim data deliveries or milestone payments. We attempt to negotiate new contracts to minimize negative cash flow and be self-funding throughout the life of the contract.

Strategy

Our objective is to maintain and enhance our competitive position in the data conversion and digital mapping industry. This objective is reflected in the following summary of our strategy:

Turnaround Efforts. Our near-term strategy is to return our Company to profitability and positive cash flow. To achieve this goal, we have:

•	Reduced corporate borrowing;

•	Settled a class action lawsuit;

•	Settled a formal SEC investigation;

•	Prevailed in a large arbitration case against the Company;

•	Standardized project management and cost estimation processes;

•	Consolidated accounting systems;

•	Streamlined operations by reducing from five main production centers in the beginning of fiscal 2001 to two centers at the end of fiscal 2003;

•	Strengthened operational management and reduced corporate and overhead expenses; and

•	Focused on the government and utility conversion and data management sectors of the market.

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

Customers

We derive revenues primarily from two core markets: utilities and state and local governments. We also serve commercial businesses. Four of our current customers accounted for more than 10% of our consolidated revenues in fiscal 2003 (KeySpan Corporate Services LLC (20%), Logica, Inc. (13%), Michigan Consolidated Gas Company (17%), and Worldwide Services, Inc. (a division of Intergraph) (18%)). All four of these customers fall within our utility market. One customer, Worldwide Services, Inc., accounted for 58% of total accounts receivable and revenue in excess of billings at September 30, 2003. The loss of any of these customers would have a material adverse effect on us. See “Risk Factors — Our customer contracts may be adversely modified, changed or terminated prior to the expiration of the contract terms” and “—Our business comes from two core markets and adverse changes in those markets could cause a reduction in the demand for our services,” and note 10—“Concentrations of Credit Risk”.

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

Our sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. Most projects take from 6 to 48 months to complete. See “Risk Factors—We receive some business from referrals and any reduction in those referrals could effect our business”.

Subcontractors

We use subcontractors when necessary to expand capacity, meet deadlines, reduce production costs and manage workload. We engage domestic subcontractors on a project by project basis. With respect to our offshore subcontractors, we are in the fifth year of a five-year exclusive supply agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services. Under the agreement, we had provided certain assurances of production volume to InfoTech. Currently, we are not meeting these production volume commitments due to the weakened demand for services from our customer base. In consideration for this volume shortfall, we have permitted InfoTech to seek additional work volume in the aerial photogrammetry sector. In addition, InfoTech has sought other work directly from our competitors based in the United States and named in the exclusive agreement to supplement their work volume. We utilize InfoTech to provide more than 90% of our offshore subcontractor services. If our exclusive agreement with InfoTech is not renewed, we may have to secure an alternate source of labor in India. This may increase our cost of offshore services in the short term as we train a new supplier, and may cause delays in completing existing contracts. We intend to continue to utilize offshore subcontractors for a large percentage of certain data entry production work (which work constitutes less than 10% of our total production costs) in fiscal 2004 to reduce production costs and develop new services. We also employ certain select foreign and domestic subcontractors for tasks outside our expertise, or to augment in-house capacity (such as field data surveying). See “Risk Factors— The unavailability or unsatisfactory performance of our subcontractors may affect our ability to deliver quality services to our customers,” and “—The unsatisfactory performance or unavailability of overseas subcontractors may impact our ability to profitably perform services under existing contracts”.

Research and Development

We continue to develop new technology and to improve existing technology and procedures to enhance our ability to expand into additional markets and further improve our production capacity and productivity. Most of these activities occur as we develop software or design a product or process for a particular contract. These efforts are typically included as an integral part of our services for the particular project and, accordingly, the associated costs are charged to that project. Such custom-designed software can often be applied to projects for other customers. Approximately three employees are substantially engaged in research and development efforts. The amount that we have spent on research and development over the last three fiscal years is immaterial. See “Risk Factors— We may be unable to protect our proprietary rights,” and “—We may need to invest in research and development to remain competitive”.

Competition

The GIS services business is highly competitive and highly fragmented. Competitors include small regional firms, independent firms, large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services. Two of our nationally recognized competitors for conversion services are Avineon and Rolta. We also compete with numerous regional firms for conversion services and field data collection services. Because our competitors are all privately owned companies, it is difficult to determine the relative ranking in the market between us and our competitors. However, except for our newly launched services in data management, we believe that we are among the top three competitors in our industry.

We seek to compete on the basis of:

•	the quality of our products and the breadth of our services. We have won numerous awards from Geospatial Information & Technology Association, our industry association, for providing superior customer services and innovative solutions;

•	the accuracy, responsiveness and efficiency with which we provide services to customers. We routinely complete our projects within our customer’s challenging accuracy requirements and typically deliver data within a high level of accuracy tolerance; and

•	our capacity to perform large complex projects. We have completed data conversion and field projects for the investor owned electric, gas and telephone utilities in the United States.

We use internally developed proprietary production software and commercially available software to automate much of the otherwise labor-intensive GIS production process. We believe this automated approach enables us to achieve more consistent quality and greater efficiencies than more manually intensive methods.

To compete against low-cost providers, we minimize costs by using offshore subcontractors for a large percentage of certain data entry production work, which work constitutes less than 10% of our total production costs. See “Risk Factors— The unavailability or unsatisfactory performance of our subcontractors may affect our ability to deliver quality services to our customers”.

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

We believe that retention of highly qualified managers and executive officers is critical to our ability to compete in the GIS data conversion industry. Almost all of our employees work on a full-time basis. We do not have a collective bargaining agreement with any of our employees and generally consider relations with our employees to be good. See “Risk Factors—The market for our services is highly competitive and such competition within our industry can lead to lower profit margins and reduced volume of new work” and “—If we are unable to retain the members of our senior management team our business operations may be adversely impacted.”

RISK FACTORS

In addition to the other information set forth in this Form 10-K, the issues and risks described below should be considered carefully in evaluating our outlook and future.

Our cash flow may be insufficient to meet our operating and capital requirements.

We currently do not have a line of credit with any lender and rely solely on cash flow from operations to fund future operations and expenditures. There is no assurance that the cash flow from operations will be sufficient to meet our capital requirements. The terms of our $1.7 million aggregate principal amount senior secured convertible promissory note (the “Note”) restricts our ability to secure additional debt and also contains certain immediate call provisions that are outside our control, which if triggered and exercised, would accelerate the Note and change the terms from being solely convertible to Common Stock at maturity to being immediately payable in cash. At December 1, 2003, the value of the unconverted portion of the Note plus accrued interest totaled $1,841,000. If a default provision was triggered and Tonga Partners, L.P. (“Tonga”), the holder of the Note, did not waive such default but demanded repayment of the Note plus accrued interest in cash, it would be difficult for us to meet this and other debt payments as well as fund our operations. If we do not have the cash flow necessary to meet our operating and capital requirements, we will be in violation of the agreement with Tonga and we would be forced to obtain additional financing with Tonga’s consent and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

Our independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

During fiscal years 2000 through 2003, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness. Our revenues and backlog have also decreased substantially during the same period. Our independent auditors issued a going concern qualification on our financial statements for each fiscal year since the fiscal 2000 results were reported. The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, was based on the significant operating losses reported in fiscal 2003 and 2002 and a lack of external financing to fund working capital and debt requirements. As of September 30, 2003, the amount of our accumulated deficit is approximately $29 million.

Successful implementation of our turnaround efforts is required to return the Company to profitability.

The successful implementation of our turnaround efforts requires the cooperation of customers, subcontractors, vendors, lenders, outside professionals and employees. There can be no assurance that the specific strategies designed to return our operations to profitability and positive cash flow can be implemented to the extent and in the timeframe planned. We have implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ourselves for profitable operations. Delays and difficulties in achieving sales targets, realizing cost savings, retaining employees and other turnaround efforts could have a material adverse effect on our operations.

The market for our services is highly competitive and such competition within our industry can lead to lower profit margins and reduced volume of new work.

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

Our customer contracts may be adversely modified, changed or terminated prior to the expiration of the contract terms.

Most of our revenue is earned under long-term, fixed-price contracts. Our contractual obligations typically include large projects that will extend over six months to four years. These long-term contracts entail significant risks, including:

•	Our ability to estimate our costs accurately is critical to ensuring the profitability of projects.

•	Our skill at controlling costs under such fixed-price contracts once in production is required for profitable operations.

•	Contracts may be signed with a broad outline of the scope of the work, with detailed specifications prepared after a contract is signed. In preparing the detailed specifications, customers may negotiate specifications that reduce our planned project profitability.

•	Customers may increase the scope of contracts and we must negotiate change orders to maintain planned project profit margins and cash flows.

•	Customers may request us to slow down or scale back the scope of a project to satisfy their budget or cash constraints. Schedule delays and scope reductions may interrupt workflow, create inefficiencies, and increase cost.

•	Customers may require a compressed schedule that may place additional strains on cash availability and management’s ability to hire and train personnel required to meet deadlines.

•	Contracts are generally terminable by the customer on relatively short notice, and it may be difficult for us to recoup our entire investment if a project is terminated prior to completion.

•	Large, long-term, fixed-price contracts generally increase our exposure to the effects of inflation and currency exchange rate fluctuation.

We experience quarterly variations in our operating results due to external influences beyond our control.

Our quarterly operating results vary significantly from quarter to quarter, depending upon factors such as the following:

•	The timing of customers’ budget processes. Our customers have greatly reduced purchasing of technology solutions over the past four years, This reduction, broadly reflective of technology spending in general, may create a large demand for additional resources in the future in order to update aging systems.

•	Slowdowns or acceleration of work by customers. Our contracts are generally scheduled for completion over many months or perhaps years. If delivery schedules are accelerated or delayed, our revenues may fluctuate accordingly. Costs generally increase when a schedule is lengthened due to the additional management and administrative costs associated with a longer project.

•	The impact of weather conditions on the ability of our or subcontractors to obtain satisfactory aerial photography or field data. Some of the data is collected in the field at the customer’s location. Winter weather conditions and other adverse weather can greatly impact our ability to collect data bundles and thereby generate revenue. Similarly, cloudy conditions or snow cover impacts the collection of accurate aerial photography.

•	Fluctuations in the price of our common stock as we record non-cash and non-operating income or expense each quarter as a result of the increase or decrease in the fair value of the derivative features of the Note.

We also could experience reduced revenues as a result of general weak economic conditions as customers defer projects or cancel planned expenditures.

We may need to invest in research and development to remain competitive.

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

We may be unable to protect our proprietary rights.

We do not have any patent protection for our products or technology. Third parties could independently develop technology similar to ours, obtain unauthorized access to our proprietary technology or misappropriate technology to which we have granted access.

Our business comes from two core markets and adverse changes in those markets could cause a reduction in the demand for our services.

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

The unavailability of a skilled labor force may hinder our ability to produce accurate, cost-effective solutions to meet the terms of our contracts.

Our business is labor-intensive and requires trained employees. We compete for qualified personnel against numerous companies, including more established companies with significantly greater financial resources than ours. Our business, financial condition and results of operations could be materially adversely affected if we are unable to hire qualified personnel or if we are unable to retain qualified personnel in the future. High turnover among our employees could increase our recruiting and training costs, could affect our ability to perform services and earn revenues on a timely basis and could decrease operating efficiencies and productivity. In addition, a significant portion of our costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could have a material adverse effect on us.

If we are unable to retain the members of our senior management team our business operations may be adversely impacted.

Our success depends upon the continued service of our key employees: Lori Jones, Chief Financial Officer, John Federowicz, Vice President – Sales and Data Management Solutions, and Tom Bannon, Senior Vice President – Operations. Our ability to retain our management team is an important factor in our turnaround program and our ability to pursue our overall business plan. While we have employment agreements with Ms. Jones and Messrs. Bannon and Federowicz, there is no assurance that we will be able to retain the services of such key personnel. We do not maintain any key personal life insurance policies. Layoffs in recent years may impair our ability to retain and recruit other key personnel. The loss or interruption of the services of Ms. Jones or either of Messrs Bannon or Federowicz could have a material adverse effect on our business, financial condition and results of operations. Our future financial results will also depend upon our ability to attract and retain highly skilled technical, managerial and marketing personnel.

The unavailability or unsatisfactory performance of our subcontractors may affect our ability to deliver quality services to our customers.

Certain of our services require us to perform tasks that are outside our expertise such as the acquisition of aerial photography. We are dependent upon the continued availability of third party subcontractors for such production tasks. We also use subcontractors for work similar to that performed by our own employees such as field data acquisition. The use of subcontractors allows us to manage the fluctuations in labor requirements in various phases of our contracts, expand capacity, meet deadlines, and reduce production costs. The insufficient availability of or unsatisfactory performance by these unaffiliated third-party subcontractors could have a material adverse effect on our business, financial condition and results of operations due to delays in project schedules, product quality and increased costs of production.

The unsatisfactory performance or unavailability of overseas subcontractors may impact our ability to profitably perform services under existing contracts.

We utilize subcontractors in India and may from time to time use subcontractors in other overseas locations to perform certain tasks such as data conversion and photogrammetric interpretation at lower costs than could be achieved in the United States. Our ability to perform services under some existing contracts on a profitable basis is dependent upon the continued availability of our overseas subcontractors and the quality of their work. For example, India has in the past experienced significant inflation, civil unrest and regional conflicts. Events or governmental actions that would impede or prohibit the operations of our subcontractors could have a material adverse effect on us. We are in the fifth year of a five-year exclusive agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services. Under the agreement, we had provided certain assurances of production volume to InfoTech. Currently, we are not meeting these production volume commitments due to the weakened demand for services from our customer base. In consideration for this volume shortfall, we have permitted InfoTech to seek additional work volume in the aerial photogrammetry sector. In addition, to supplement its work volume, InfoTech has sought other work directly from our competitors based in the United States. If our exclusive agreement with InfoTech is not renewed, we may have to secure an alternate source of labor in India. This may increase our cost of offshore services in the short term as we train a new supplier, and may cause delays in completing existing contracts. We utilize InfoTech to provide more than 90% of our offshore subcontractor services (which services constitute less than 10% of our total production costs).

We receive some business from referrals and any reduction in those referrals could affect our business.

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

We have outstanding preferred stock and “blank check” preferred stock that could be issued resulting in the dilution of share ownership.

Our Articles of Incorporation allow the Board of Directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. Our outstanding preferred stock holds dividend priority and liquidation preferences over shares of our Common Stock. However, because the outstanding preferred stock is not convertible to Common Stock, it has no potential dilutive effect on our outstanding shares of Common Stock. Nonetheless, the Common Stock will be subject to dilution if our Board of Directors utilizes its right to issue additional shares of preferred stock that is convertible into Common Stock. The rights of the holders of Common Stock are and will be subject to, and may be adversely affected by, the rights of the holders of the 1.6 million shares of preferred stock that we have previously issued and any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

We are effectively controlled by a single stockholder which may result in biased decision-making.

Tonga currently owns 261,458 shares, or 24.1%, of our outstanding Common Stock. Tonga also holds the Note and warrants to purchase 500,000 shares of our Common Stock.

The Note plus accrued interest is convertible at any time into Common Stock at a price that varies in accordance with the changes in the closing bid price of our Common Stock. A lower closing bid price will effect a lower Conversion Price and a higher percentage of ownership by Tonga upon conversion. The Note includes a provision that Tonga will own a minimum of 38% or 55% of our Common Stock upon full conversion of the Note or upon full conversion and exercise of the warrants, respectively (unless Tonga exercises the warrants in a cashless exercise where Tonga uses the value of some of the warrants to pay the exercise price for other warrants). Prior to the effectiveness of a registration statement registering the underlying Common Stock issuable upon exercise of the warrants, Tonga has the right to exercise the warrants through a cashless exercise mechanism. If the $1,700,000 Note had been converted in full on September 30, 2003, the conversion price would have been $1.19, and we would have issued 1,806,722 shares to redeem the principal and accrued interest. The conversion price would have been equal to 90% of the average closing bid prices of the Common Stock for the 90 trading days preceding September 30, 2003. If the warrants had been exercised on September 30, 2003 pursuant to an effective registration statement, the exercise price would have been $1.37 (115% of $1.19), and the proceeds from the exercise of all the warrants and issuance of 500,000 shares of Common Stock would have been $685,000. Tonga would have owned 65% of our outstanding shares immediately after the conversion and exercise of warrants.

Pursuant to the Note and the purchase agreement executed in April 2002, Tonga has the right to appoint a majority of our Board of Directors. Accordingly, Tonga has the power to effectively control the election of our directors and to influence the outcome of various corporate actions requiring shareholder approval. All three outside members of our current Board of Directors are Tonga appointees.

Our stock price is highly volatile and the purchase or sale of relatively few shares can disproportionately influence the share price.

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

The trading price of the Common Stock may vary without regard to our operating performance. Historically, we have been a thinly traded stock, therefore relatively few shares traded can disproportionately influence share price.

We have restated our consolidated financial statements for the years ended September 30, 2003 and 2002, and while the adjustments are non-operational in nature and include non-cash interest charges and non-cash other income and the weighted average number of diluted shares outstanding, the market may look unfavorably on such restatement.

The restatement was made to reflect the proper accounting for the conversion feature of the Note and the related warrants that were issued on April 2, 2002. The application of these features as derivatives results in two non-operational items: non-cash interest charges and other income or expense resulting from the change in fair value of the derivative features. The carrying value of the Note has been adjusted to record the discount created by the original $336,000 fair market value of the derivative features and the accretion of interest resulting from the discount. The warrants were reclassified to current liabilities, which resulted in a $200,000 decrease to common stock. Both the warrants and the conversion feature (“derivative instruments”) are reported as current liabilities and have been recognized at fair value as of September 30, 2003 and 2002. The decrease in the fair value of these liabilities from the date of issuance to September 30, 2002, resulted in an increase to other income totaling $90,000, partially offset by $23,000 accretion of the related indebtedness. Additionally, the computations for the weighted average number of diluted shares outstanding for the year ended September 30, 2002, were not properly calculated in our fiscal 2003 disclosures. Diluted earnings per share have been restated to reflect the correct weighted average shares outstanding. The net result of these adjustments for the year ended September 30, 2002, increased net income available to common shareholders and reduced the accumulated deficit by $67,000, and basic and diluted earnings per share available to common shareholders increased by $0.10 and $1.71, respectively.

The derivative instruments have been recognized at fair value as of September 30, 2003, resulting in a $39,000 increase to other income in fiscal 2003. We recorded $45,000 of additional interest expense resulting from the amortization of the discount to the Note. The net result of these fiscal 2003 adjustments increased the net loss available to common shareholders and the accumulated deficit by $6,000 and net loss per share available to common shareholders increased by $0.01.

The original carrying value of the Note ($1.664 million) which is the $2 million face value less the fair value of the derivatives, will be accreted to the face value as we record interest expense during the three year term of the Note at a rate of $28,000 per fiscal quarter. The $336,000 liability will be decreased over the three-year term of the Note and will be adjusted to reflect the increase or decrease in fair value of the derivatives at the end of each fiscal quarter. The liability will be reduced to $0 upon maturity or other disposition of the Note, and we will recognize net other income totaling $336,000 during the term of the Note, but not in accordance with the rate at which we record interest expense. The adjustments will result in other income or expense and will fluctuate in accordance with the changes in the fair value of our common stock.

We will be in default under the terms of the Note if a Registration Statement on Form S-3 registering the shares issuable upon conversion of the Note and exercise of the warrant has not been declared effective by the SEC on or before May 29, 2004.

Pursuant to the terms of the Note, it is an event of default if we do not have an effective Registration Statement registering the shares issuable upon conversion of the Note and exercise of the warrant on or prior to 150 days after December 31, 2003, which date is May 29, 2004. If such an event of default were to occur, while it is continuing, Tonga, may at any time at its option (a) declare the entire unpaid principal balance of the Note, together with interest accrued thereon, due and payable, and the Note will be accelerated without presentment, demand, protest or notice; (b) demand that we pay all or a portion of the Note at a price equal to the Triggering Event Prepayment Price (as defined) which is the greater of (i) 130% of the aggregate principal amount of the Note and (ii) the product of the Conversion Price (as defined) at such time and the Per Share Market Value (as defined) of the common stock calculated as of May 29, 2004; (c) demand that the principal amount of the Note then outstanding and all accrued but unpaid interest be converted into shares of our common stock at a Conversion Price; or (d) exercise or otherwise enforce any one or more of Tonga’s rights under the Note the other related documents or applicable law.

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

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs interest and attorney’s fees. We have responded to the lawsuit and we are vigorously defending this action.

On January 23, 2002, we announced that the Securities and Exchange Commission had commenced a formal investigation of ASI, certain of our former officers, directors and others in connection with our accounting policies, procedures, disclosures and system of internal controls relating to the period from October 1998 through March 2000. On March 7, 2000, we restated earnings for the fiscal year ended September 30, 1999. We cooperated fully with the SEC in this investigation. On September 26, 2003, we signed a settlement with the SEC that included our entering into a Cease-and-Desist Order without admitting or denying the SEC’s allegations. The Order does not impose a fine, make a finding of fraud against the Company, or seek an injunction. This investigation is now closed.

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

On April 2, 2002, we issued a senior secured convertible promissory note to Tonga Partners, L.P. (“Tonga”) in the original principal amount of $2,000,000. As part of the same transaction, we issued to Tonga warrants to purchase 500,000 shares of our Common Stock. One whole warrant entitles the holder to acquire one share of Common Stock at an exercise price equal to 115% of the conversion price on the date of the exercise of the warrants, which is the amount equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of our Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for our Common Stock for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the date of the exercise of the warrants. The warrants expire on April 2, 2007 and are exercisable in whole or in part at any time during their term. Prior to the effectiveness of a registration statement registering the underlying Common Stock issuable upon exercise of the warrants, Tonga has the right to exercise the warrants through a cashless exercise mechanism.

The sale and issuance of such securities were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. In connection with the transaction, Tonga established to our satisfaction that it is an accredited investor.

On October 29, 2003, we received from Tonga a notice of conversion of $300,000 principal of the note. On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible note at a conversion price of $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. We also issued 19,522 shares at the same conversion price for $24,208 accrued interest payable on the converted principal. The $2 million note was exchanged for the shares and a $1.7 million note bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

Dividends

Under the terms of our senior secured note, we are prohibited from paying dividends on our Common Stock without consent from Tonga. Since becoming a public company, we have not declared or paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. We presently expect that we will retain all future earnings, if any, for use in our operations and the expansion of our business.

Equity Compensation Plan Information

The following table gives information about equity awards under our equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	87,499	$15.37	132,245

Equity compensation plans not approved by security holders	61,571	$11.93	38,430

Total	149,070	$13.95	170,675

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

	2003(1)	2002(1)	2001(2)	2000	1999
	(As restated)	(As restated)
Consolidated Statement of Operations Data:
Revenues	$14,973	19,072	40,941	60,085	103,254
Cost and expenses:
Salaries, wages and benefits	8,903	13,081	25,003	44,027	57,571
Subcontractor costs	3,540	3,617	8,293	14,476	15,628
Other general and administrative	5,120	5,669	12,528	19,031	18,112
Depreciation and amortization	482	915	2,849	5,107	5,661
Impairment of goodwill	—	—	—	16,513	—
Gain on sale of assets	—	—	(3,542)	—	(1,084)

	18,045	23,282	45,131	99,154	95,888

Earnings (loss) from operations	(3,072)	(4,210)	(4,190)	(39,069)	7,366
Other income (expenses), net	(280)	11,645	(2,767)	(2,804)	(2,523)

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(3,352)	7,435	(6,957)	(41,873)	4,843
Income taxes (benefit)	—	(1,240)	2,781	(3,294)	2,053

Earnings (loss) before cumulative effect of a change in accounting principle	(3,352)	8,675	(9,738)	(38,579)	2,790
Cumulative effect of a change in accounting principle	—	(3,557)	—	—	—

Net earnings (loss)	(3,352)	5,118	(9,738)	(38,579)	2,790
Accretion of discount and dividends on preferred shares	(568)	(560)	—	—	—

Net earnings (loss) available to common shareholders	$(3,920)	4,558	(9,738)	(38,579)	2,790

Basic earnings (loss) per share (3)	$(4.76)	6.24	(13.95)	(55.43)	4.08

Diluted earnings (loss) per share (3)	$(4.76)	4.13	(13.95)	(55.43)	3.89

Weighted average common shares outstanding: (3)
Basic	824	731	698	696	683
Diluted	824	1,107	698	696	718
Consolidated Balance Sheet Data:
Working capital	$6,557	9,374	(2,748)	7,073	40,029
Total assets	$11,780	15,503	23,819	50,262	89,242
Long-term debt, less current portion	$3,335	2,647	200	5,952	20,339
Total stockholders’ equity	$3,743	7,663	2,204	12,070	50,663

(1)	Certain selected financial data has been restated. See Note 16 to the consolidated financial statements.
(2)	In April 2001, we sold substantially all of the assets of the Colorado Springs, Colorado-based mapping office for an aggregate sales price of $10.1 million, including cash proceeds of $8.6 million and the assumption by the buyer of $1.5 million of certain liabilities.
(3)	Information for all five years reflects the one-for-ten reverse stock split effective October 2, 2002.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The discussion of our financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K/A. This Form 10-K/A contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-K/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-K/A, or in the documents incorporated by reference into this Form 10-K/A, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements in “ Business – Overview and – Risk Factors” and statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-K/A are based upon information available to us on the date of this Form 10-K/A, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in this Form 10-K/A. Factors that could cause or contribute to such differences include, but are not limited to, the resolution or outcome of the lawsuits described in “Litigation” above, the effect of changes in our management and the ability to retain qualified individuals to serve in key management positions, and those discussed below, in “ Business— Risk Factors,” and elsewhere in this Form 10-K/A.

Overview

Founded in 1981, we are a provider of data conversion and digital mapping services to users of customized geographic information systems.

Our independent auditors, KPMG, LLP, issued a going concern qualification on our financial statements for each fiscal year since the fiscal 2000 results were reported. The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, is based on the significant operating losses reported in fiscal 2003 and 2002 and a lack of external financing to fund working capital and debt requirements.

We have restated our consolidated financial statements for the years ended September 30, 2003 and 2002. The adjustments are non-operational in nature and include non-cash interest charges and non-cash other income and the weighted average number of diluted shares outstanding. The restatement is being made to reflect the proper accounting for the conversion feature of the Note and the related warrants that were issued on April 2, 2002. The warrants have been reclassified to current liabilities, which resulted in a $200,000 decrease to Common Stock. Both the warrants and the conversion option (“derivative instruments”) have been adjusted to fair value as of September 30, 2002, and reported as liabilities. The decrease in the fair value of the derivative instruments from the date of issuance to September 30, 2002, resulted in an increase to other income totaling $90,000. The carrying value of the Note has been adjusted to record the discount afforded by the $136,000 fair value of the conversion option on April 2, 2002 and the related $23,000 interest expense incurred from issuance to September 30, 2002. The computations for the weighted average number of diluted shares outstanding earnings per share for the year ended September 30, 2002, were not properly calculated in our fiscal 2003 disclosures for the potential shares outstanding pursuant to the Note. Diluted earnings per share have been restated to reflect the correct weighted average shares outstanding. The net result of these adjustments for the year ended September 30, 2002, increased net income available to common shareholders and reduced the accumulated deficit by $67,000, and increased basic and diluted earnings per share available to common shareholders increased by $0.10 and $1.71, respectively. See note 16 to the consolidated financial statements.

The derivative instruments have been adjusted to fair value as of September 30, 2003, resulting in a $39,000 increase to other income. The carrying value of the Note has been adjusted to record the amortization of the discount, which resulted in an additional $45,000 interest expense for the year ended September 30, 2003. The net result of these adjustments increased the net loss available to common shareholders and the accumulated deficit by $6,000. Net loss per share available to common shareholders increased by $0.01.

The original carrying value of the Note ($1.664 million) which is the $2 million face value less the fair value of the derivatives, will be accreted to the face value as we record interest expense during the three year term of the Note at a rate of $28,000 per fiscal quarter. The $336,000 liability will be decreased over the three year term of the Note and will be adjusted to reflect the increase or decrease in fair value of the derivatives at the end of each fiscal quarter. The liability will be reduced to $0 upon maturity or other disposition of the Note, and we will recognize net other income totaling $336,000 during the term of the Note, but not in accordance with the rate at which we record interest expense. The adjustments will result in other income or expense and will fluctuate in accordance with the changes in the fair value of our common stock.

Based on EITF Issue 00-19, the provisions of the Note and warrants allow for net cash settlement by the holder of the Note’s conversion feature and warrants if a registration statement registering the shares issuable upon conversion of the Note is not declared effective within 150 days after filing such registration statement with the SEC, which filing must occur on or before December 31, 2003.

Pursuant to the terms of the Note, it is an event of default if we do not have an effective Registration Statement registering the shares issuable upon conversion of the Note and exercise of the warrant on or prior to 150 days of December 31, 2003, which date is May 29, 2004. If such an event of default were to occur, while it is continuing, Tonga, may at any time at its option (a) declare the entire unpaid principal balance of the Note, together with interest accrued thereon, due and payable, and the Note will be accelerated without presentment, demand, protest or notice; (b) demand that we pay all or a portion of the Note at a price equal to the Triggering Event Prepayment Price (as defined) which is the greater of (i) 130% of the aggregate principal amount of the Note and (ii) the product of the Conversion Price (as defined) at such time and the Per Share Market Value (as defined) of the common stock calculated as of May 29, 2004; (c) demand that the principal amount of the Note then outstanding and all accrued but unpaid interest be converted into shares of our common stock at a Conversion Price; or (d) exercise or otherwise enforce any one or more of Tonga’s rights under the Note the other related documents or applicable law.

We experience yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period. We utilize InfoTech Enterprises Ltd., an India-based company, to provide more than 90% of our offshore subcontractor services (which services constitute less than 10% of our total production costs).

Our backlog has been impacted by changes in macroeconomic and industry market conditions first encountered in fiscal 2000 and which have continued through fiscal 2003. We believe these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, and increased competition from companies with offshore operations. Backlog increases when new contracts are signed and decreases as revenues are recognized. The changes in macroeconomic and industry market conditions have resulted in a reduction of the execution of new contracts and the renewal of expiring contracts, thus causing a decrease in our backlog. At September 30, 2003, backlog was $7.9 million, $7 million of which we expect to fill in fiscal 2004. Backlog at September 30, 2002 was $19.5 million.

A number of the projects awarded to us are greater than $2 million or longer than two years in duration, which can increase risk due to inflation, as well as changes in customer expectations and funding availability. Our contracts are generally terminable on short notice, and while we rarely experience such termination, there is no assurance that we will receive all of the revenue anticipated under signed contracts. See Item 1. “Business — Risk Factors” and “–Our customer contracts may be adversely modified, changed or terminated prior to the expiration of the contract terms”.

Critical Accounting Policies

Revenue Recognition. We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. The estimation process requires substantial judgments on the costs over the life of the contract, which are inherently uncertain. The duration of the contracts and the technical challenges included in certain contracts affect the Company’s ability to estimate costs precisely. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of the contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs. We recognize losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred. If we underestimate the total cost to complete a project we would recognize a disproportionately high amount of revenue in the earlier stages of the contract, which would result in disproportionately high profit margins in the same period. Conversely, if we overestimate the cost to complete a project, a disproportionately low amount of revenue would be recognized in the early stages of a contract. While our contracts generally contain termination clauses they also provide for reimbursement of costs incurred to date in the event of termination.

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

Results Of Operations

The following table sets forth, for the fiscal years ended September 30, 2003, 2002 and 2001, selected consolidated statement of operations data expressed as a percentage of sales:

Percentage of Sales:	2003	2002	2001
	(As restated)	(As restated)
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	59.6	68.6	61.1
Subcontractor costs	23.6	19.0	20.2
Other general and administrative	31.6	28.9	25.8
Bad debts (recoveries)	(0.2)	0.3	4.3
Depreciation and amortization	3.2	4.8	7.0
Severance and related costs	2.7	0.5	0.5
Gain on sale of assets	—	—	(8.7)

Earnings (loss) from operations	(20.5)	(22.1)	(10.2)
Other income (expense), net	1.9	(0.3)	(7.5)
Gain of extinguishment of debt	—	61.4	0.7

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(22.4)	39.0	(17.0)
Income taxes (benefit)	—	(6.5)	6.8

Net earnings (loss) before cumulative effect of a change in accounting principle	(22.4)	45.5	(23.8)
Cumulative effect of a change in accounting principle	—	(18.6)	—

Net earnings (loss)	(22.4)%	26.9%	(23.8)%

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

Other Expense, Net. Other expense, net, is comprised primarily of interest expense and other income resulting from the change in the fair value of the derivative features of the Note. Interest expense increased to $401,000 for fiscal 2003 from $300,000 in fiscal year 2002. This increase is due to the recognition of accretion and discount on our preferred stock as interest expense during the fourth quarter of 2003 as required by FAS No. 150, offset by a decrease in interest paid on bank debt as a result of the extinguishment of bank debt in the first six months of fiscal 2002. Most of the interest expense in fiscal 2003 is non-cash in nature as it relates to accretion of discount or payment is deferred. We incurred non-cash interest expense related to the Note of $112,000 and $56,000 in fiscal 2003 and 2002. We also recorded $174,000 of non-cash interest expense in fiscal 2003 as a result of our adoption of SFAS No. 150 effective July 1, 2003, which required that the accretion, or the increase in the carrying value, of the preferred stock, to be classified as interest expense. Prior to July 1, 2003, the accretion was recorded as a charge to retained earnings. See Note 5 to the consolidated financial statements. We incurred interest expense on the Note that is payable only upon its conversion or maturity totaling $100,000 and $50,000 in fiscal 2003 and 2002, respectively. Other interest expense is related to various other debt instruments. Other income (expense) is earned (incurred) as a result of the decrease or increase in the fair market values of the derivative features, which change proportionately with the change in the market value of our common stock. We recorded other income totaling $39,000 and $90,000 in fiscal 2003 and 2002, respectively, as a result of the decrease in the fair market value of the derivative features of the Note at the end of each period.

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

Net Earnings (Loss). Net loss available to common shareholders of $3.9 million in fiscal 2003 is an $8.5 million decrease from the $4.6 million net earnings in fiscal 2002. As discussed above, non-operational items accounted for the variance.

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

Other Expense, Net. Other expense, net is primarily comprised of net interest and other income resulting from the change in the fair value of the derivative features of the Note. Interest expense decreased to $300,000 for fiscal 2002 from $1.9 million in fiscal year 2001. This decrease was primarily due to reduced average debt outstanding and lower interest rates in fiscal 2002. Most of the interest expense in fiscal 2002 is non-cash in nature as it relates to accretion of discount or payment is deferred. In fiscal 2002, we recorded non-cash interest expense related to the Note totaling $56,000, as well as interest expense that is payable only upon conversion or maturity of the Note totaling $50,000. We recorded other income totaling $90,000 in fiscal 2002 as a result of marking the carrying value of the derivative features of the Note to fair market value on September 30, 2002.

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

Liquidity And Capital Resources

Table Of Contractual Obligations. Below is a schedule (by period due) of the future payments (in thousands) which we are obligated to make based on agreements in place as of September 30, 2003. The debt obligation in the schedule includes a $2 million Note (as defined below) which is not payable in cash but carries a mandatory redemption clause that provides for its conversion into our Common Stock at the then-current conversion rate. On November 4, 2003, that obligation was reduced to $1,700,000 when Tonga converted $300,000 in the Note into our Common Stock

	Fiscal year ending September 30
	2004	2005	2006	2007	2008	Total
Operating Leases	$334	103	—	—	—	$437
Debt	74	2,053	—	—	—	2,127
Preferred Stock redemption	—	800	—	1,851	—	2,651
Total	$408	2,956	—	1,851	—	$5,215

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. At September 30, 2003, our debt obligations included a Note (as defined below), redeemable preferred stock with a redemption value of $1.9 million, and other miscellaneous borrowings. A mandatory redemption payment of $800,000 plus accrued dividends totaling $96,000 is due on December 28, 2004. We do not have a line of credit and we are generally restricted from additional borrowings or issuing additional equity securities without the consent of Tonga Partners, L.P. (“Tonga”), the holder of the Note. Tonga also has a right of first refusal as to certain subsequent financings.

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Note”) and warrants to purchase our Common Stock to Tonga. The Note, which carries a face value of $2 million, matures on April 2, 2005, and accrues interest on its face value at an annual rate of 5%. Interest is not payable until maturity or may be converted to Common Stock as described below. We used the proceeds to repay $700,000 to senior lenders, pay transaction expenses of approximately $95,000 and fund operations. Senior lenders accepted the $700,000 cash payment and a $175,000 unsecured promissory note in full satisfaction of the $3.0 million note payable outstanding at March 31, 2002.

We recorded the Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the warrants and conversion option, respectively. The effective rate of interest on the Note is 12.5%. Interest expense is recorded using this effective rate of interest. The carrying value of the Note is being accreted through charges to interest from its original fair market value of $1.664 million to the $2 million face value over its three-year term.

The Note plus accrued interest automatically converts into Common Stock upon its maturity on April 2, 2005 at a conversion price (“Conversion Price”) equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. Tonga, at it option, may convert the outstanding principal of the Note and accrued interest at any time into Common Stock at the Conversion Price. If at the time of conversion of the Note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the Note and upon exercise of the warrants would increase. Similarly, if we issue shares of Common Stock at a price of less than $4.00 per share, the Conversion Price and the exercise price decrease to that lower price, and the number of shares issuable under the Note and the warrants would therefore increase. Accordingly the Conversion Price and number of shares issuable upon conversion of the Note vary in accordance with the changes in the closing bid price of our Common Stock. In any event, the number of shares issuable upon full conversion of the Note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Additionally, the number of shares issuable upon conversion of the Note and exercise of the warrants are to be no less than 55% of the outstanding Common Stock (unless Tonga exercises the warrants in a cashless exercise where Tonga uses the value of some of the warrants to pay the exercise price for other warrants). At the time of conversion, any unpaid interest is to be paid in shares of Common Stock.

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

Tonga also received warrants to purchase an additional 500,000 shares of Common Stock (subject to adjustment). One whole warrant entitles Tonga to acquire an additional share of Common Stock at an exercise price equal to 115% of the conversion price in effect on the date of the exercise of the warrants. Prior to the effectiveness of a registration statement registering the underlying Common Stock issuable upon exercise of the warrants, Tonga has the right to exercise the warrants through a cashless exercise mechanism. Assuming a conversion price on September 30, 2003, of $1.19 per share and an effective registration statement, the exercise price of the warrants would have been $1.37 per share (115% of $1.19), the aggregate exercise price for the warrants would be $685,000 for the issuance of 500,000 shares of Common Stock.

On October 29, 2003, we received from Tonga a notice of conversion of $300,000 principal of the Note. On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible note at a conversion price equal to $1.24 per share, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. We also issued 19,522 shares at the same conversion price for $24,208 accrued interest payable on the converted principal. The $2 million note was exchanged for the shares and a $1.7 million note bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

The redemption price of the preferred stock on September 30, 2003, was $1.20 per share. On December 28, 2003, it increases to $1.40, and, accordingly, until December 27, 2004, we are entitled to redeem all of the outstanding shares of preferred stock at $1.40 per share ($2.24 million). The redemption price increases $0.20 per year until December 28, 2006, at which time the outstanding shares must be redeemed at a price of $2.00 per share. In accordance with its terms, we have accrued, but not declared or paid, dividends on the preferred stock since its issuance. Accrued dividends are included as a current liability on our consolidated balance sheet. The preferred stock earns a dividend at the annual rate of five percent of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

If we make the $800,000 mandatory redemption payment on or before December 28, 2004, the payment will redeem 571,428 of the 1,600,000 outstanding shares of preferred stock. The remaining 1,028,572 shares may be redeemed at $1.60 per share until December 28, 2005, on which date the redemption price increases to $1.80 per share. If we redeem the remaining outstanding shares on December 27, 2006, we will redeem 1,028,572 at $1.80 per share, totaling $1,851,429, plus accrued dividends.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since fiscal 2000, we have experienced significant operating losses with corresponding reductions in working capital. Our revenues and backlog decreased significantly during that time. These factors, among others, have resulted in our independent auditors issuing an audit opinion on the September 30, 2003, financial statements that expressed substantial doubt about our ability to continue as a going concern.

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

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At September 30, 2003, we had multiple contracts with four customers, each of which accounted for more than 10% of our consolidated revenues in fiscal 2003. One customer, Worldwide Services, Inc. (a division of Intergraph) accounted for 58% of total accounts receivable and revenue in excess of billings at September 30, 2003. At September 30, 2002, three customers represented 72% of the total balance of net accounts receivable and revenue in excess of billings (Worldwide Services, Inc. (43%), SchlumbergerSema (17%) and Michigan Consolidated Gas Company (12%)). Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2004 such that revenue in excess of billings for these customer contracts will begin to decline.

In order to meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers. To meet our long-term cash requirements, we must complete certain projects in fiscal 2004 and 2005 that are related to the balance of revenues in excess of billings at September 30, 2003, in order to generate sufficient cash flow to fund operations and expenditures and to meet our debt requirements. We anticipate that the successful completion of these projects will reduce the balance of unearned revenue and generate cash sufficient to meet both our short-term and long-term debt obligations. We expect that we will be able to complete a majority of these contracts by December 31, 2004, but there can be no assurance that market conditions or other factors may prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate. If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing with Tonga’s consent and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

Our operating activities used $0.8 million cash in fiscal 2003 and provided positive cash flow of $2.3 million in fiscal 2002 and $0.3 million in fiscal 2001. Contract-related accounts described in the previous paragraph declined $1.5 million, $6.0 million, and $8.7 million in fiscal 2003, 2002, and 2001, respectively. Accounts payable and accrued expenses increased $0.5 million in fiscal 2003 and decreased $2.0 million in fiscal 2002 and $3.5 million in fiscal 2001. The decrease in fiscal 2001 reflects the Company’s reduced size of operations, in part due to the sale of our Colorado Springs, Colorado office. Prepaid expenses remained constant in fiscal 2003, decreased by $0.5 million in fiscal 2002 and increased by $0.2 million in fiscal 2001.

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

Cash used by financing activities for fiscal years 2003, 2002, and 2001 was $0.3 million, $0.6 million, and $10.1 million, respectively. Financing activities consisted primarily of net borrowings and payments under lines of credit for working capital purposes and net borrowings and payments of long-term debt used in operations and the purchase of equipment and leasehold improvements. We reduced debt by $6.0 million with proceeds from the sale of our Colorado Springs, Colorado office in fiscal 2001.

Restated Quarterly Financial Information

During a review of the terms and provisions of the Note that we issued on April 2, 2002, we identified a default provision of the Note that triggers the warrant and conversion feature to be accounted for as derivatives. We have restated our financial statements for fiscal 2003 and 2002 to reflect the proper accounting for the conversion feature of the Note and the related warrants that were issued on April 2, 2002. Application of these features as derivatives results in two non-operational items: non-cash interest charges and other income resulting from the change in fair value of the derivatives. Additionally, we have restated the weighted average number of diluted shares outstanding for the quarter ended June 30, 2002, and the year ended September 30, 2002 pursuant to shares convertible under the Note. Diluted earnings per share have been restated to reflect the corrected weighted average shares outstanding as well as the non-cash interest charges and other income related to the Note.

Selected quarterly financial data for the years ended September 30, 2003 and 2002 as originally reported for each quarter and as restated are as follows (in thousands, except per share amounts):

The following table summarizes the quarterly effects of these changes:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
2003 (Originally Reported)
Revenues	$4,285	$3,672	$3,753	$3,263	$14,973
Loss before income taxes	(597)	(663)	(462)	(1,624)	(3,346)
Loss available to common shareholders	(817)	(851)	(623)	(1,623)	(3,914)
Net loss per share
Basic	(0.99)	(1.03)	(0.76)	(1.97)	(4.75)
Diluted	(0.99)	(1.03)	(0.76)	(1.97)	(4.75)
2003 Restatements
Revenues	$—	$—	$—	$—	$—
Loss before income taxes	53	(413)	390	(36)	(6)
Loss available to common shareholders	53	(413)	390	(36)	(6)
Net loss per share
Basic	0.06	(0.51)	0.48	(0.04)	(0.01)
Diluted	0.06	(0.51)	0.48	(0.04)	(0.01)
2003 (As restated)
Revenues	$4,285	$3,672	$3,753	$3,263	$14,973
Loss before income taxes	(544)	(1,076)	(72)	(1,660)	(3,352)
Loss available to common shareholders	(764)	(1,264)	(233)	(1,659)	(3,920)
Net loss per share
Basic	(0.93)	(1.54)	(.28)	(2.01)	(4.76)
Diluted	(0.93)	(1.54)	(.28)	(2.01)	(4.76)
2002 (Originally Reported)
Revenues	$5,635	$4,968	$4,304	$4,165	$19,072
Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	7,604	256	1,667	(919)	8,608
Net earnings (loss) available to common shareholders	4,047	156	1,447	(1,159)	4,491
Net earnings (loss) per share
Basic	5.80	0.22	1.96	(1.52)	6.14
Diluted	5.80	0.22	0.91	(1.52)	2.42
2002 Restatements
Revenues			$—	$—	$—
Earnings (loss) before income taxes and cumulative effect of a change in accounting principle			39	28	67
Net earnings (loss) available to common shareholders			39	28	67
Net earnings (loss) per share
Basic			0.05	0.05	0.10
Diluted			0.24	0.05	1.71
2002 (As restated)
Revenues			$4,304	$4,165	$19,072
Earnings (loss) before income taxes and cumulative effect of a change in accounting principle			1,706	(891)	8,675
Net earnings (loss) available to common shareholders			1,486	(1,131)	4,558
Net earnings (loss) per share
Basic			2.01	(1.47)	6.24
Diluted			1.15	(1.47)	4.13

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

As discussed in Note 16 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2003 and 2002.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 15 to the consolidated financial statements, the Company has suffered significant operating losses in 2003 and 2002 and does not currently have any external financing in place to fund working capital and debt requirements, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP
San Antonio, Texas
December 22, 2003, Except as to Note 16 which is as of May 13 , 2004

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2003 and 2002

(In thousands)

	2003	2002
	(As restated)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$1,952	3,114
Accounts receivable, net of allowance for doubtful accounts of $100 and $479	3,029	2,444
Revenue earned in excess of billings	6,112	8,915
Prepaid expenses and other	166	184

Total current assets	11,259	14,657

Equipment and leasehold improvements:
Equipment	4,896	6,296
Furniture and fixtures	484	484
Leasehold improvements	267	267

	5,647	7,047
Less accumulated depreciation and amortization	(5,126)	(6,201)

Net equipment and leasehold improvements	521	846

Total assets	11,780	15,503

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	74	270
Billings in excess of revenue earned	162	887
Accounts payable	2,504	1,879
Accrued interest – related party	150	56
Other accrued liabilities	647	279
Accrued payroll and related benefits	958	1,576
Fair value of derivative features – related party	207	246

Total current liabilities	4,702	5,193

Long-term debt:
Notes payable, less current portion	53	127
Long-term debt – related party	1,832	1,720
Redeemable preferred stock; no par value. Authorized 2,500 shares; 1,600 shares issued and outstanding at September 30, 2003 (liquidation value $1,600)	1,450	800

Total long-term debt	3,335	2,647

Total liabilities	8,037	7,840

Stockholders’ equity:
Common stock, no par value. Authorized 10,000 shares; issued and outstanding 824 and 824 shares	32,839	32,839
Accumulated deficit	(29,096)	(25,176)

Total stockholders’ equity	3,743	7,663

Commitments and contingencies
Total liabilities and stockholders’ equity	$11,780	15,503

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001
	(As restated)	(As restated)
Revenues	$14,973	19,072	40,941

Costs and expenses:
Salaries, wages and benefits	8,903	13,081	25,003
Subcontractor costs	3,540	3,617	8,293
Other general and administrative	4,738	5,504	10,558
Bad debts (recoveries)	(28)	68	1,740
Depreciation and amortization	482	915	2,849
Severance and related costs	410	97	230
Gain on sale of assets	—	—	(3,542)

	18,045	23,282	45,131

Loss from operations	(3,072)	(4,210)	(4,190)

Other income (expense):
Interest expense, net	(401)	(300)	(1,916)
Litigation settlement costs	—	—	(748)
Other, net	121	237	(403)
Gain on extinguishment of debt, net of tax	—	11,708	300

	(280)	11,645	(2,767)

Earning (loss) before income taxes	(3,352)	7,435	(6,957)
Income tax expense (benefit)	—	(1,240)	2,781

Earnings (loss) before cumulative effect of a change in accounting principle	(3,352)	8,675	(9,738)
Cumulative effect of a change in accounting principle	—	(3,557)	—

Net earnings (loss)	(3,352)	5,118	(9,738)
Accretion of discount and dividends on preferred shares	(568)	(560)	—

Net earnings (loss) available to common shareholders	$(3,920)	4,558	(9,738)

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (cont.)

Years ended September 30, 2003, 2002, and 2001

(In thousands, except for per share amounts)

	2003	2002	2001
	(As restated)	(As restated)
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(4.76)	11.11	(13.95)
Cumulative effect of a change in accounting principle	—	(4.87)	—

Net earnings (loss) available to common shareholders	$(4.76)	6.24	(13.95)

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(4.76)	7.35	(13.95)
Cumulative effect of a change in accounting principle	—	(3.22)	—

Net earnings (loss) available to common shareholders	$(4.76)	4.13	(13.95)

Weighted average common shares:
Basic	824	731	698

Diluted	824	1,107	698

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2003, 2002, and 2001

(In thousands)

	Common Stock		Accumulated Deficit
	Shares	Amount		Income (Loss)	Total
Balances at October 1, 2000	697	$32,185	(19,996)	(119)	12,070
Net loss	—	—	(9,738)	—	(9,738)
Unrealized change in investment securities, net of tax	—	—	—	(134)	(134)

Comprehensive loss					(9,872)
Exercise of stock options	1	6	—	—	6

Balances at September 30, 2001	698	32,191	(29,734)	(253)	2,204
Net earnings (as restated)	—	—	5,118	—	5,118
Realized change in investment securities, net of reclassification adjustment of $168, net of income taxes of $0	—	—	—	253	253

Comprehensive earnings (as restated)					5,371
Issuance of common shares in litigation settlement	126	648	—	—	648
Accretion of discount and dividends on preferred shares	—	—	(560)	—	(560)

Balances at September 30, 2002 (as restated)	824	32,839	(25,176)	—	7,663
Net loss (as restated)	—	—	(3,352)	—	(3,352)
Accretion of discount and dividends on preferred shares	—	—	(568)	—	(568)

Balances at September 30, 2003 (as restated)	824	$32,839	(29,096)	—	3,743

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
	(As restated)	(As restated)
Cash flows from operating activities:
Net earnings (loss)	$(3,352)	5,118	(9,738)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on sale of assets		—	(3,542)
Accretion of interest expense on preferred stock and convertible debt – related party	261	56	—
Change in fair value of derivative instruments – related party	(39)	(90)	—
Depreciation and amortization	482	914	2,849
Gain on extinguishment of debt	—	(11,708)	(300)
Cumulative effect of a change in accounting principle	—	3,557	—
(Gain)/loss on sale of equipment	(14)	70	415
Deferred income taxes	—	—	2,487
Changes in operating assets and liabilities:
Accounts receivable, net	(584)	3,666	5,091
Revenue earned in excess of billings	2,802	1,652	4,826
Income taxes refundable or payable	—	—	3,125
Prepaid expenses and other	17	455	(150)
Billings in excess of revenue earned	(725)	643	(1,181)
Accounts payable and other accrued liabilities	1,017	(1,643)	(2,524)
Accrued payroll and related benefits	(618)	(384)	(1,009)

Net cash provided (used) by operating activities	(753)	2,306	349

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(156)	(434)	(376)
Cash proceeds from sale of Colorado assets	—	—	8,603
Cash proceeds from sale of assets	18	452	75

Net cash provided (used) by investing activities	(138)	18	8,302

Cash flows from financing activities:
Payments under lines-of-credit	—	—	(1,490)
Principal payments on long-term debt	(271)	(2,561)	(8,641)
Proceeds from issuance of senior secured convertible debt	—	2,000	—
Proceeds from exercise of stock options	—	—	6

Net cash (used) by financing activities	(271)	(561)	(10,125)

Net increase (decrease) in cash	(1,162)	1,763	(1,474)
Cash and cash equivalents at beginning of year	3,114	1,351	2,825

Cash and cash equivalents at end of year	$1,952	3,114	1,351

Supplemental disclosures of cash flow information:
Cash paid for interest	$22	249	2,066

Refund of income taxes	$—	1,255	2,831

Issuance of preferred stock to retire debt	$—	300	—

Issuance of common stock in litigation settlement	$—	648	—

Accretion of preferred stock	$650	600	—

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

Contract revenues are recognized using the percentage of completion method based on the cost-to-cost method, whereby the percentage complete is based on costs incurred in relation to total estimated costs to be incurred. Costs associated with obtaining contracts are expensed as incurred. We generally do not combine or segment contracts for purposes of recognizing revenue. Reimbursable out-of-pocket expenses are recorded as revenue.

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

We have elected early adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of this election, we tested the carrying value of our goodwill for impairment under the provisions of FASB No. 142 as of October 1, 2001. We determined the goodwill recorded at October 1, 2001 was primarily associated with indefinite lived intangible assets resulting from the acquisitions in our Utilities Division. We used the quoted market value of our Common Stock on October 1, 2001 at a discounted value to reflect the lack of float in available shares and the going-concern issues at that date to determine the fair value of ASI as a whole. The fair value of the reporting units (i.e. individual offices) in the Utilities Division was determined by allocating the fair value of our reporting unit’s respective portion of our contract assets (i.e. accounts receivables and revenue in excess of billings). The fair value of each reporting unit was then compared to the net assets of the respective reporting unit (including allocated corporate net assets) to determine if reporting unit level goodwill was impaired. We determined that impairment had occurred in each of the respective reporting units and that an impairment loss of $3.6 million should be reflected as a cumulative effect of a change in accounting principle at October 1, 2001. The impact of goodwill amortization on net earnings available to common shareholders in fiscal 2001 is presented below:

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

	Year Ended September 30
	2003	2002	2001
Weighted-average common shares outstanding	824	731	698
Dilutive effect of:
Stock options	—	—	—
Convertible debt	—	376	—

Weighted-average common shares outstanding, assuming dilution	824	1,107	698

The convertible debt had a dilutive effect in the third quarter of fiscal 2002, the only quarter in which these securities were outstanding and in which we had income from continuing operations.

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

The carrying amounts of financial instruments are estimated to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates and short-term maturities of these instruments. The carrying amount of the derivative features of our senior secured promissory note is marked to market at the end of each reporting period. The fair value of these derivative features was $207,000 and $246,000 at September 30, 2003 and 2002, respectively. Other income totaling $39,000 and $90,000 was recognized for the years ended September 30, 2003 and 2002, respectively, as a result of marking derivative features to fair value at the end of each period.

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

We have established a reserve (“Allowance for Doubtful Accounts”) for estimated uncollectible amounts of billed and unbilled accounts receivable. When we identify the collection of a billed or unbilled account receivable related to an active contract is not probable, we reduce the contract value accordingly. When we identify the collection of a billed or unbilled account receivable related to a completed contract is not probable, we record bad debt expense and increase the allowance for doubtful accounts reserve for bad debts. When we identify that the collection of a reserved account receivable will not be collected, we write off the account receivable and reduce the allowance for doubtful accounts.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

(4) Debt

The components of debt are summarized as follows (in thousands).

	2003	2002
Long-Term Debt
Note payable	$—	175
Senior secured convertible note—related party	1,832	1,720
Capital lease obligation	—	27
Other	127	195
Redeemable preferred stock	1,450	800

	3,409	2,917
Less current portion	(74)	(270)

	$3,335	2,647

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

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Note”) and warrants to purchase our Common Stock to Tonga Partners, L.P. (“Tonga”). The Note, which carries a face value of $2 million, matures on April 2, 2005, and accrues interest on its face value at an annual rate of 5%. Interest is converted into Common Stock as described below, or is converted to Common Stock at maturity. Accrued interest is not payable in cash but is to be converted into Common Stock upon a voluntary conversion date or upon maturity. We recorded the Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the warrants and conversion option, respectively. The effective rate of interest on the Note is 12.5%. Interest expense is recorded using this effective rate of interest. We used the proceeds to repay $700,000 to senior lenders, pay transaction expenses of approximately $95,000 and fund operations. Senior lenders accepted the $700,000 cash payment and a $175,000 unsecured promissory note in full satisfaction of the $3.0 million note payable outstanding at March 31, 2002. On March 31, 2003, we paid the $175,000 unsecured promissory note in full together with interest totaling $10,048.

The Note has a face value of $2.0 million and is convertible at any time into Common Stock at a price (“Conversion Price”) equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. If at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the Note and upon exercise of the warrants would increase. Similarly, if we issue shares of Common Stock at a price of less than $4.00 per share, the Conversion Price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase. Accordingly the Conversion Price and number of shares issuable upon conversion of the Note will vary in accordance with the changes in the closing bid price of our Common Stock. In any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Additionally, the number of shares issuable upon conversion of the Note and exercise of the warrants are to be no less than 55% of the outstanding Common Stock (unless Tonga exercises the warrants in a cashless exercise where Tonga uses the value of some of the warrants to pay the exercise price for other warrants). At the time of conversion, any unpaid interest is to be paid in shares of Common Stock.

Based on EITF Issue 00-19, the provisions of the Note and warrants allow for net cash settlement by the holder of the Note’s conversion feature and warrants if a registration statement registering the shares issuable upon conversion of the Note is not

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

declared effective within 150 days after filing such registration statement with the SEC, which filing must occur on or before December 31, 2003. As a result, both the warrants and the Note’s conversion feature are classified as current liabilities with the changes in fair value of these liabilities recorded as other income or expense. Our quarterly results will fluctuate in accordance with the fluctuations in the price of our common stock as we record the non-operating expense or income as a result of the increase or decrease in the fair value of the warrants and conversion feature. See Note 16.

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

Tonga also received warrants to purchase an additional 500,000 shares of Common Stock (subject to adjustment). One whole warrant entitles Tonga to acquire an additional share of Common Stock at an exercise price equal to 115% of the conversion price in effect on the date of the exercise of the warrants. Prior to the effectiveness of a registration statement registering the underlying common stock issuable upon exercise of the warrants, Tonga has the right to exercise the warrants through a cashless exercise mechanism. Assuming a conversion price on September 30, 2003 of $1.19 per share and an effective registration statement, the exercise price of the warrants would have been $1.37 per share (115% of $1.19), the aggregate exercise price for the warrants would be $685,000 for the issuance of 500,000 shares of Common Stock.

On October 29, 2003, we received from Tonga a notice of conversion of $300,000 principal of the Note. On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible note at a conversion price equal to $1.24 per share, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. We also issued 19,522 shares at the same conversion price for $24,208 accrued interest payable on the converted principal. The $2 million note was exchanged for the shares and a $1.7 million note bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion. See Note 17, Subsequent Events.

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

As part of the transaction, for a period of three years from the date of the Note (April 2, 2005), Tonga has the right to appoint a majority of our Board of Directors. Currently, all three outside members of the Board are Tonga appointees. The right to appoint directors to the Board arises solely from the provisions of the Note and not from Tonga’s ownership of our Common Stock. Upon exercise of the warrants and conversion of the Note, Tonga will own a majority of the Common Stock, thereby giving Tonga additional control over ASI.

The carrying value of the senior secured convertible note is $1.83 million at September 30, 2003 and represents the cash received of $2.0 million less the estimated fair value of the warrants and conversion option of $200,000 and $136,000, respectively, which is recorded as long-term liabilities (“Fair value of derivatives—related party”). The carrying value of the senior secured convertible note is being accreted to the face amount by charges to interest expense through the maturity date.

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

(5) Redeemable Preferred Stock

On December 28, 2001, we issued 1.6 million shares of no par value Series A Preferred Stock with a face value of $3.2 million, pursuant to the extinguishment of a bank credit agreement (“Agreement”). We recorded this preferred stock at a fair market value of $300,000 as described below. The shares are redeemable on or before December 28, 2006. The redemption price of the preferred stock on September 30, 2003, was $1.20 per share. On December 28, 2003, it increases to $1.40, and, accordingly, until December 27, 2004, we are entitled to redeem all of the outstanding shares of preferred stock at $1.40 per share ($2.24 million). The redemption price increases $0.20 per year until December 28, 2006, at which time the outstanding shares must be redeemed at a price of $2.00 per share. In accordance with its terms, we have accrued, but not declared or paid, dividends on the preferred stock since its issuance. Accrued dividends are included as a current liability on our consolidated balance sheet. The preferred stock earns a dividend at the annual rate of five percent of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

The Agreement calls for a mandatory redemption payment of $800,000 on or before December 28, 2004, plus any accrued dividends on such shares. If we make the $800,000 mandatory redemption payment on or before December 27, 2004, the redemption price will be $1.40, and we will redeem 571,428 of the 1,600,000 outstanding shares of the preferred stock. The remaining 1,028,572 shares may be redeemed at $1.60 per share until December 28, 2005, on which date the redemption price increases to $1.80 per share. If we redeem the remaining outstanding shares on December 27, 2006, we will redeem 1,028,572 at $1.80 per share, totaling $1,851,429, plus accrued dividends.

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

Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):

	2003	2002	2001
	(As restated)	(As restated)
Computed “expected” income tax expense, (benefit)	$(1,140)	1,319	(2,467)
State income taxes, net of federal tax effect	(8)	—	213
Amortization of non-deductible goodwill	—	—	101
Impairment of non-deductible goodwill	—	1,190	—
Change in deferred tax valuation allowance	1,904	(4,201)	5,415
Other, net	(756)	452	(481)

Actual income tax expense (benefit)	$—	(1,240)	2,781

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30 are as follows (in thousands):

	2003	2002
	(As restated)	(As restated)
Deferred tax assets:
Accrued liabilities, primarily due to accrued compensated absences for financial statement purposes	$119	186
Severance accruals	40	42
Bad debt and revenue earned in excess of billing allowances	78	78
NOL carryforward	8,604	6,495
Impairment of deductible goodwill	2,470	2,807
Accrued marketing incentives	67	—
Other, net	98	30
Valuation allowance	(11,168)	(9,264)

Total deferred tax assets	308	374

Deferred tax liabilities:
Equipment and leasehold improvements, primarily due to differences in depreciation	(308)	(374)

Net deferred tax asset	$—	—

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

	Year ended September 30,
	2003	2002	2001
	(As restated)	(As restated)
Net income (loss), available to common shareholders as reported	$(3,920)	4,558	(9,738)
Less: Pro forma option expense	(203)	(750)	(1,838)

Pro forma net income (loss)	$(4,123)	3,808	(11,576)

Basic earnings (loss) per share, as reported	$(4.76)	6.24	(13.95)
Less: Pro forma option expense	(0.25)	(1.03)	(2.63)

Pro forma basic earnings (loss) per share	$(5.01)	5.21	(16.58)

Diluted earnings (loss) per share, as reported	$(4.76)	4.13	(13.95)
Less: Pro forma option expense	(0.25)	(0.67)	(2.63)

Pro forma diluted earnings (loss) per share	$(5.01)	3.46	(16.58)

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

Robert Montgomery, a former officer of ASI, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs interest and attorney’s fees. We have responded to the lawsuit and we are vigorously defending this action.

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

(12) Accrued payroll and related benefits.

Our accrued payroll and related benefits are summarized as follows (in thousands).

	2003	2002
Accrued payroll	$447	788
Accrued health benefits	205	312
Accrued vacation	306	476

Accrued payroll and related benefits	$958	1,576

(13) Segment Information

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

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
2003
Operations (as originally reported)
Revenues	$9,082	5,673	217	14,972	—	—	14,973
Income (loss) from operations	(3,319)	275	(27)	(3,071)	—	—	(3,072)
Interest expense, net	—	—	—	—	—	(356)	(356)
Other	—	—	—	—	—	82	82

Net loss							(3,346)

Operations (as restated)
Revenues	$9,082	5,673	217	14,972	—	—	14,973
Income (loss) from operations	(3,319)	275	(27)	(3,071)	—	—	(3,072)
Interest expense, net	—	—	—	—	—	(401)	(401)
Other	—	—	—	—	—	121	121

Net loss							(3,352)

Assets
Segment assets	$7,743	1,284	—	—	—	—	9,027
Non-segment assets	—	—	—	—	—	2,753	2,753

Consolidated assets							11,780

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
2002
Operations (as originally reported)
Revenues	$9,346	7,621	1,309	18,276	796	—	19,072
Income (loss) from operations	(2,012)	301	(837)	(2,548)	(1,662)	—	(4,210)
Interest expense, net	—	—	—	—	—	(277)	(277)
Other	—	—	—	—	—	11,855	11,855
Income tax benefit	—	—	—	—	—	1,240	1,240
Cumulative effect of a change in accounting principle	—	—	—	—	—	(3,557)	(3,557)

Net earnings							5,051

Operations (as restated)
Revenues	$9,346	7,621	1,309	18,276	796	—	19,072
Income (loss) from operations	(2,012)	301	(837)	(2,548)	(1,662)	—	(4,210)
Interest expense, net	—	—	—	—	—	(300)	(300)
Other	—	—	—	—	—	11,945	11,945
Income tax benefit	—	—	—	—	—	1,240	1,240
Cumulative effect of a change in accounting principle	—	—	—	—	—	(3,557)	(3,557)

Net earnings							5,118

Assets
Segment assets	$9,185	2,858	118	12,161	—	—	12,161
Non-segment assets	—	—	—	—	—	3,342	3,342

Consolidated assets							15,503

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
2001
Operations
Revenues	$10,611	13,707	5,825	30,143	10,798	—	40,941
Income (loss) from operations	(3,349)	1,657	(3,773)	(5,465)	(2,267)	3,542	(4,190)
Interest expense, net	—	—	—	—	—	(1,916)	(1,916)
Litigation settlement costs	—	—	—	—	—	(748)	(748)
Other	—	—	—	—	—	(103)	(103)
Income tax expense	—	—	—	—	—	(2,781)	(2,781)

Net loss							(9,738)

Assets
Segment assets	$12,238	4,790	2,060	19,088	2,065	—	21,153
Non-segment assets	—	—	—	—	—	2,666	2,666

Consolidated assets							23,819

(14) Impact of Recently Issued Accounting Pronouncements

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

(15) Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2003, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. Our senior secured convertible note also has default provisions, which if triggered and exercised, would accelerate the Note and change the terms from being solely convertible to Common Stock at maturity to being immediately payable in cash. If a default provision was triggered and Tonga, the holder of the Note, did not waive such default but demanded repayment of the Note plus accrued interest in cash, it may be difficult for us to meet this and other debt payments as well as fund our operations. If we do not have the cash flow necessary to meet our operating and capital requirements, we will be in violation of the agreement with Tonga and we would be forced to obtain additional financing with Tonga’s consent and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds. These factors among others raise substantial doubt about our ability to continue as a going concern.

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

(16) Restatement.

We have restated our consolidated balance sheets at September 30, 2003 and 2002 and our consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2003 and 2002.

The restatement is being made to reflect the proper accounting, in accordance with accounting principles generally accepted in the United States of America, for the conversion feature of the Note and the related warrants that were issued on April 2, 2002. In our original assessment of the accounting for this transaction, we determined that the Note did not meet the conditions necessary to be classified as equity. In accordance with Accounting Principles Board (“APB”) Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, we discounted the Note by the fair value of the warrants, which we determined to be approximately $200,000. Additionally, in accordance with APB Opinion 14, we determined that no portion of the proceeds from the issuance of this convertible debt security was attributed to the conversion feature. The Note was therefore recorded as a liability with an original discounted value of $1,800,000 and the discount has been amortized to interest expense over the term of the Note using the interest method. The warrants were classified as equity.

In conjunction with the filing of a registration statement with the SEC on December 30, 2003, which will register the shares issued pursuant to and underlying the Note and warrants, we reevaluated the accounting treatment of the Note, the warrants and the conversion features under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. After reviewing the terms and provisions of the Note and the warrants, we have concluded that the provisions of the Note and warrants allow for the net cash settlement by the holder of the Note’s conversion feature and warrants in certain circumstances. Paragraph 12 of EITF 00-19 specifies that equity derivative contracts that include a provision that could require net-cash settlement in specific circumstances not within the company’s control in which holders of shares underlying the contract would receive cash in exchange for their shares must be classified as an asset or liability. We determined that the holder of the Note could demand such net-cash settlement if a registration statement registering the shares issuable upon conversion of the Note or exercise of the warrant is not declared effective by the SEC within 150 days after its filing, which filing, under the terms of the Note, must occur no later than December 31, 2003. Accordingly, EITF 00-19 requires both the warrants and the conversion feature to be classified as a liability at fair value and the changes in fair value recognized in earnings. Our quarterly results will fluctuate in accordance with the fluctuations in the price of our Common Stock as we record non-cash expense or gains as a result of the increase or decrease in the fair value of the warrants and conversion feature.

Additionally, we determined that the computations for diluted earnings per share for the year ended September 30, 2002, were not properly calculated in our fiscal 2003 disclosures to provide for the reclassification of the gain on extinguishment of debt that had previously been classified as an extraordinary item pursuant to our adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Such calculation would apply only to periods in which earnings from operations are reported, and accordingly, we have restated the weighted average number of diluted shares outstanding for the quarter ended June 30, 2002, and the year ended September 30, 2002. Diluted earnings per share have been restated to reflect the corrected weighted average shares outstanding as well as the non-cash interest charges and other income related to the Note.

We have restated our financial statements to reflect the effect of the discount resulting from the conversion feature and the related non-cash interest charges on the carrying value of the Note, the fair values of the warrants and the conversion feature, and other income resulting from the change in fair value.

Effects of the Restatement on Fiscal 2002.

The warrants have been reclassified to current liabilities, which resulted in a $200,000 decrease to Common Stock. Both the warrants and the conversion option have been recognized at fair value as of September 30, 2002, and reported as current liabilities. The decrease in the fair value of these liabilities from the date of issuance to September 30, 2002, resulted in an

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

increase to other income totaling $90,000. The carrying value of the Note has been adjusted to record the discount afforded by the $136,000 fair value of the conversion option on April 2, 2002 and partially offset by $23,000 accretion of the related debt discount incurred from issuance to September 30, 2002. The net result of these adjustments increased net income available to common shareholders and reduced the accumulated deficit by $67,000. Basic and diluted earnings per share available to common shareholders increased by $0.10 and $1.71, respectively. Diluted earnings per share were also affected by the correction of the diluted weighted shares outstanding pursuant to the Note as discussed above.

Effects of the Restatement on Fiscal 2003.

The derivative instruments have been recognize at fair value as of September 30, 2003, resulting in a $39,000 increase to other income. The carrying value of the Note has been adjusted to record the amortization of the discount, which resulted in an additional $45,000 interest expense for the year ended September 30, 2003. The net result of these adjustments increased the net loss available to common shareholders and the accumulated deficit by $6,000. Net loss per share available to common shareholders increased by $0.01.

The restatements have the following impact on the consolidated balance sheets as of September 30, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended September 30, 2003 and 2002:

	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
CONSOLIDATED BALANCE SHEET:
Fair value of derivative features-related party	—	207	—	246
Total current liabilities	4,495	4,702	4,947	5,193
Long-term debt—related party	$1,900	$1,832	$1,833	$1,720
Total long-term debt	3,403	3,335	2,760	2,647
Total liabilities	7,898	8,037	7,707	7,840
Common stock	33,039	32,839	33,039	32,839
Accumulated deficit	(29,157)	(29,096)	(25,243)	(25,176)
Total shareholders’ equity	3,882	3,743	7,796	7,663

	Year Ended September 30
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Interest (expense)	$(356)	$(401)	$(277)	$(300)
Other income (expense)	82	121	147	237
Total other income (expense)	(274)	(280)	11,578	11,645
Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(3,346)	(3,352)	7,368	7,435
Earnings (loss) before income taxes	(3,346)	(3,352)	8,608	8,675
Net earnings (loss)	(3,346)	(3,352)	5,051	5,118
Net earning (loss) available to common shareholders	(3,914)	(3,920)	4,491	4,558
Basic earnings (loss) per common share:
Earnings (loss) before change in accounting principle	(4.75)	(4.76)	11.01	11.11
Net earnings (loss) available to common shareholders	(4.75)	(4.76)	6.14	6.24
Diluted earnings (loss) per common share:
Income (loss) before change in accounting principle	(4.75)	(4.76)	4.33	7.35
Change in accounting principle	—	—	(1.91)	(3.22)
Diluted earnings (loss) per common share	(4.75)	(4.76)	2.42	4.13
Diluted shares outstanding	824	824	1,859	1,107

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003, 2002, and 2001

	Year Ended September 30
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS:
Net cash provided (used) by operating activities	$(901)	$(753)	$2,273	$2,306
Net cash provided (used) by financing activities	(123)	(271)	(528)	(561)

Additionally, Notes 1(i), 4, 7, 8 and 13 to the consolidated financial statements have been restated for the effects of restatements referred to above.

(17) Subsequent Events

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

On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible note. The shares were issued at a price of $1.24 for an aggregate conversion of $300,000 of principal payable and $24,208 of interest payable. The $2 million note was exchanged for the shares and a $1.7 million note bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9a. Statement on Disclosure Control and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Significant Employees

The following is certain information concerning the significant employees of the Company based on information furnished by them.

John Federowicz, 48, vice president – sales and data management solutions. Mr. Federowicz joined the Company in July 2003. From July 2000 to July 2003, he was employed by Logica CNG, most recently as Vice President of Business Development and Consulting, and previously as Vice President of Asset and Resource Management. Prior to that Mr. Federowicz was Principal Consultant for UMS Group, Inc. Mr. Federowicz brings over 25 years experience in utility management, engineering, consulting and technology to the Company

Section 16(a) Beneficial Ownership Reporting Compliance

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

		Annual Compensation					Long Term Compensation Awards
Name and Title	Year	Salary $		Bonus $	Other Annual Compensation (1) $		StockOptions(2) (#)	All Other Compensation(3) $
J. Norman Rokosh President and Chief Executive Officer	2003 2002 2001	253,969 250,000 250,000		74,875 — 200,000	— — —		— 2,000 20,000	5,079 5,408 4,808	(3)

Lori A. Jones Chief Financial Officer	2003 2002 2001	88,269 — —	(4)	3,500 — —	— — —		25,000 — —	1,558 — —

Thomas W. Bannon Senior Vice President - Operations	2003 2002 2001	200,892 188,462 —	(5)	35,500 12,500 —	— 57,607 —	(6)	5,000 20,000 —	2,769 — —

Don Fryhover(7) Senior Vice President - Sales and Marketing	2003 2002 2001	163,453 143,494 —		20,000 17,500 —	— — —		5,000 4,000 —	— — —

(1)	Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns in any of the fiscal years reported, except as indicated.
(2)	Long term compensation consists only of stock options. There were no grants of restricted stock or payments from other long-term incentive plans, therefore columns for “Restricted Stock Awards” and “LTIP Payouts” are omitted. The number of securities underlying stock options has been adjusted to reflect the Company’s one-for-ten reverse stock split effected in October 2002.
(3)	Other compensation includes employer’s matching contributions to the 401(k) Incentive Savings Plan.
(4)	Ms. Jones annual compensation is $ 135,000. Ms. Jones joined the Company in January 24, 2003. Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2003.
(5)	Mr. Bannon became an executive officer of the Company on October 2, 2001. Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2003.
(6)	The amount shown above has been paid as reimbursement for expenses incurred in connection with the relocation of Mr. Bannon’s residence to San Antonio, Texas, the new location of our principal executive offices.
(7)	Mr. Fryhover became an executive officer of ASI on January 21, 2002. Compensation information included in the table represents his compensation for all of fiscal 2002 and 2003. Mr. Fryhover was no longer deemed an executive officer as of October 1, 2003.

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

Employment Contracts

Chief Executive Officer

J. Norman Rokosh was hired as our Chief Executive Officer in July 2000. His compensation was established at $250,000 base salary, plus quarterly bonus potential of $100,000 to $150,000 per quarter. As our size has decreased due to the sale of a division and a reduction in business volume, the Compensation Committee and Mr. Rokosh agreed to reduce the bonus potential appropriately.

Effective July 10, 2001, we entered into a new employment agreement with Mr. Rokosh, providing for a base salary of $250,000. The agreement entitled Mr. Rokosh to receive a quarterly bonus of up to $65,000, as determined in the discretion of the Board of Directors, and reimbursement of certain expenses incurred in connection with the relocation of our corporate offices to San Antonio. Effective September 26, 2002, Mr. Rokosh’s quarterly bonus potential was reduced to $37,500. During fiscal 2003, Mr. Rokosh was paid a $50,000 bonus for the achievement of fiscal 2002 corporate goals and $28,375 for the achievement of fiscal 2003 corporate goals. The Compensation Committee considered the availability of cash and the overall stage of the Company when it adjudicated the payment of these bonuses. Mr. Rokosh also participates all other plans that we maintain for the benefit of our executives or employees in general. Mr. Rokosh’s employment agreement expired on September 30, 2003.

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

Report of the Compensation Committee

The compensation committee follows established rationale and policies for compensating our executive officers. The compensation committee evaluates the compensation packages of our chief executive officer and all of our other executive officers on an annual basis or at the end of a contract term. The committee utilizes salary surveys and statistics to ensure compensation is commensurate for the office held and the size of the business. Base salaries are also negotiated after giving consideration to the risks and responsibilities pertaining to the individual as a public company officer. Bonus plans are included in the compensation package, but generally include only discretionary payments that are awarded based on company performance, which include achievement of revenue, profits, or achievement of qualitative rather than quantitative milestones, such as a successful solution to corporate challenges such as a successful negotiation or the settlement of litigation. The following report of the compensation committee describes these policies and rationales with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2003.

Officer Compensation Policy. The compensation committee’s fundamental policy is to provide a compensation program for executive officers that will enable us to attract and retain the services of highly-qualified individuals and offer our executive officers competitive compensation opportunities based upon overall performance and their individual contribution to our financial success. The compensation committee uses third party compensation surveys and information to assure that executive compensation is set at levels within the current market range for companies in a similar industry and stage as ASI. It is the committee’s objective to have a substantial portion of each officer’s compensation contingent upon our performance, as well as upon such officer’s own level of performance. Bonus targets are established for each executive officer but are discretionary and are awarded based on company and personal performance, which include revenue, operating results, new sales, achievement of qualitative milestones, retention incentives, and achievement of personal and company goals. Adjudication of bonus payments is based on the percentage of achievement of goals and evaluation of performance, with consideration given to the availability of cash and the overall position of the Company.

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

Change in Control

On April 2, 2002, Tonga Partners, L.P. (“Tonga”) invested $2,000,000 in ASI in exchange for the issuance of a senior secured convertible promissory note in the principal amount of $2,000,000 and the issuance of warrants to purchase 500,000 (subject to adjustment) shares of our Common Stock and the right to appoint a majority of our Board of Directors (the “Change in Control Transaction”). The note is convertible at any time into Common Stock, and the warrants are exercisable at any time through April 2, 2007. Pursuant to the terms of the note and the warrants, if the total number of shares issuable upon full conversion of the note and exercise of all warrants constitutes less than 55% of the number of shares of Common Stock outstanding as of the date the note has been fully converted and the warrants have been fully exercised, we are obligated to issue additional shares of Common Stock to Tonga such that Tonga will own at least 55% of the issued and outstanding shares of Common Stock on a fully diluted basis. In addition, as part of the transaction, for a period of three years from the date of the note (until April 2, 2005) Tonga has the right to appoint a majority of our Board of Directors. Currently, all three outside directors are Tonga appointees. The right to appoint directors arises solely from the provisions of the note and not from Tonga’s ownership of our Common Stock. The source of the $2,000,000 that Tonga invested in the Company was available cash. On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the senior secured convertible note. The shares were issued at a price of $1.24 for an aggregate conversion of $300,000 of principal payable and $24,208 of interest payable. The $2 million note was exchanged for the shares and a $1.7 million note bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion. As of December 1, 2003, Tonga beneficially owned 71.8% of our Common Stock. See “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table gives information about equity awards under our equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	87,499	$15.37	132,245
Equity compensation plans not approved by security holders	61,571	$11.93	38,430
Total	149,070	$13.95	170,675

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

Term. The 2000 Recruitment Plan expires on September 8, 2010.

Item 13. Certain relationships and Related Party Transactions.

On April 2, 2002, Tonga Partners, L.P. (“Tonga”) invested $2,000,000 in ASI in exchange for the issuance of a senior secured convertible promissory note in the principal amount of $2,000,000 and the issuance of warrants to purchase 500,000 (subject to adjustment) shares of our Common Stock and the right to appoint a majority of our Board of Directors. The note is convertible at any time into Common Stock, and the warrants are exercisable at any time through April 2, 2007. Pursuant to the terms of the note and the warrants, if the total number of shares issuable upon full conversion of the note and exercise of all warrants constitutes less than 55% of the number of shares of Common Stock outstanding as of the date the note has been fully converted and the warrants have been fully exercised, we are obligated to issue additional shares of Common Stock to Tonga such that Tonga will own at least 55% of the issued and outstanding shares of Common Stock on a fully diluted basis. In addition, under the terms of the Note for a period of three years from the date of the note (until April 2, 2005), Tonga has the right to appoint a majority of the members of our Board of Directors. Currently, all three outside members of our Board are Tonga appointees. In addition, upon full conversion of the note and exercise of the warrants, Tonga will own a majority of our Common Stock thereby holding additional control of ASI.

Item 14. Principal Accountant Fees and Services.

(a)	Audit Fees

As of December 22, 2003, audit fees billed by KPMG LLP for the audit of our annual financial statements for the fiscal year ended September 30, 2003, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for that year were $97,500.

(b)	Financial Information Systems, Design and Implementation Fees.

None.

(c)	All Other Fees.

As of December 22, 2003, other fees billed by KPMG LLP, which consist of fees for tax compliance and preparation, totaled $11,100.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a	)	(1)	Financial Statements

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

The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

		3.0	Articles of Incorporation and By-Laws

		3.1	Articles of Incorporation, as amended (incorporated by reference to ASI’s Registration Statement on Form S-18, (Registration No. 2-93108-D)).

		3.3	By-Laws (incorporated by reference to ASI’s Registration Statement on Form S-18 (Registration No. 2-93108-D).

		3.3	Amendment to By-laws (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

		4.0	Instruments defining the rights of Security Holders including Indentures

		4.1	Form of Stock Certificate (incorporated by reference to ASI’s Registration Statement on Form S-18 (Registration No. 2-93108-D)).

		4.2	Convertible Senior Secured Promissory Note of Analytical Surveys, Inc., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

		4.3	Warrant to Purchase Shares of Common Stock of Analytical Surveys, Inc., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

		4.4	Registration Rights Agreement dated July 2, 1997, between ASI and Sol C. Miller (incorporated by reference to ASI’s Current Report on Form 8-K dated July 16, 1997, as amended on September 9, 1997).

		4.5	Note and Warrant Purchase Agreement dated as of March 21, 2002, by and between Analytical Surveys, Inc. and Tonga Partners, L.P. (incorporated by reference to ASI’s Current Report on Form 8-K dated March 22, 2002).

		4.6	Registration Rights Agreement by and between Analytical Surveys, Inc. and Tonga Partners, L.P., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

		4.7	Second Amendment to the Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of February 27, 2003 (incorporated by reference to ASI’s Current Report on Form 8-K dated February 27, 2003).

		4.8	Third Amendment to Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of August 1, 2003 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

4.9	Fourth Amendment to Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of December 1, 2003.

4.10	Convertible Senior Secured Promissory Note of Analytical Surveys, Inc., dated November 4, 2003.

10.0	Material Contracts

10.1	Employment Agreement dated June 27, 1994 between ASI and Sidney V. Corder, Chief Executive Officer and President, (incorporated by reference to ASI’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.)

10.2	Stock Option Plan dated December 17, 1987 as amended on August 31, 1992 (incorporated by reference to ASI’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992.)

10.3	1993 Non-Qualified Stock Option Plan dated December 11, 1992 (incorporated by reference to ASI’s Proxy Statement dated January 11, 1993.)

10.4	Analytical Surveys, Inc. Incentive Bonus Plan (incorporated by reference to ASI’s Annual Report on Form 10-K for fiscal year ended September 30, 1992.)

10.5	1995 Non-Qualified Stock Option Plan dated August 22, 1995 (incorporated by reference to ASI’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.)

10.6	Real Estate Lease between MSE Realty, LLC and MSE Corporation, dated July 2, 1997 (incorporated by reference to ASI’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.)

10.7	Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, as amended and restated (incorporated by reference to ASI’s Proxy Statement dated January 8, 1998.)

10.8	Credit Agreement between ASI and Bank One, Colorado, N.A. dated June 3, 1998 (including Exhibits A-1, A-2, A-3, C D and E thereto) (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

10.9	Amendment No. 1 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of July 10, 1998 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

10.10	Amendment No. 2. To Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of October 20, 1998 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

10.11	Amendment No. 3 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of November 24, 1998 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

10.12	Employment Agreement dated July 10, 2000, between ASI and J. Norman Rokosh (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.13	Employment Agreement dated February 9, 2000, between ASI and Michael A. Renninger (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.14	Employment Agreement dated January 31, 2000 between ASI and David O. Hicks (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.15	Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and form of stock option agreement (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.16	Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.17	Analytical Surveys, Inc. Year 2003 Stock Option Plan and form of agreement (incorporated by reference to ASI’s Proxy Statement dated July 21, 2003, for its 2003 Annual Meeting).

10.18	Amendment No. 4 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of January 1, 1999 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.19	Amendment No. 5 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of November 24, 1998 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

10.20	Amendment No. 6 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 30, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

	10.21	Amendment No. 7 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of August 1, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

	10.22	Amendment No. 8 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of September 8, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

	10.23	Amendment No. 9 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

	10.24	Amendment No. 10 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of March 31, 2001 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

	10.25	Amendment No. 11 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 31, 2001 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

	10.26	Employment Agreement dated July 10, 2001, between ASI and J. Norman Rokosh (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2001).

	10.27	Amendment No. 12 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2001 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2001).

	10.28	Security Agreement by and between Analytical Surveys, Inc. and Tonga Partners, L.P., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

	10.29	First Amendment to Employment Agreement dated September 26, 2002, between ASI and J. Norman Rokosh (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

	10.30	Employment Agreement dated January 20, 2003, by and between Analytical Surveys, Inc. and Lori Jones (incorporated by reference to Exhibit 10 to ASI’s Quarterly Report on Form 10-Q for the period ended December 31, 2002).

	10.31	First Amendment to Employment Agreement dated November 26, 2003, by and between Analytical Surveys, Inc. and Lori Jones.

	11.1	Statement Regarding Computation of Per Share Earnings

	14.1	Code of Ethics

	23.	Consent of KPMG LLP

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 906 Certification of Chief Executive Officer

	32.2	Section 906 Certification of Chief Financial Officer

b)		Reports on Form 8-K filed during the quarter ended September 30, 2003.

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

Analytical Surveys, Inc.

By:	/s/ Wayne B. Fuquay	Date: May 17, 2004
Wayne B. Fuquay
President and Chief Executive Officer

By:	/s/ Lori A. Jones	Date: May 17, 2004
Lori A. Jones
Chief Financial Officer

By:	/s/ J. Livingston Kosberg	Date: May 17, 2004
J. Livingston Kosberg
Chairman of the Board

By:	/s/ Christopher D. Illick	Date: May 17, 2004
Christopher D. Illick
Director

By:	/s/ Christopher S. Dean	Date: May 17, 2004
Christopher S. Dean
Director