Form 10-Q/A
period 2003-12-31
ANALYTICAL SURVEYS INC
filed 2004-05-17
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended December 31, 2003, is being filed to restate our financial statements to properly account for a conversion feature of our convertible senior secured note and related warrants that were issued on April 2, 2002, (see Note 11 to the consolidated financial statements), as well as for the purposes of enhancing our disclosure after discussions with the Staff of the Securities and Exchange Commission. Except as noted below, this Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated our Quarterly Report on Form 10-Q/A in its entirety.

Material Developments

The following material developments have occurred since the filing of our original Quarterly Report on Form 10-Q on February 16, 2004:

On March 22, 2004, Mr. Wayne Fuquay was appointed Chief Executive Officer. J. Livingston Kosberg, our current Chairman of the Board, served as interim Chief Executive Officer. On April 12, 2004, Mr. Hamid Akhavan replaced Mr. Tom Bannon as Senior Vice President of Operations. Mr. Akhavan was previously employed by us and held various senior level positions in both operations and sales from 1984 until January 2004. He has provided consulting services to us since January 2004.

Part I

Financial Information

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS

Current assets:
Cash	$2,032	1,952
Accounts receivable, net of allowance for doubtful accounts of $100 and $100	2,037	3,029
Revenue in excess of billings	5,713	6,112
Prepaid expenses and other	308	166

Total current assets	10,090	11,259

Equipment and leasehold improvements, at cost:
Equipment	4,899	4,896
Furniture and fixtures	484	484
Leasehold improvements	267	267

	5,650	5,647
Less accumulated depreciation and amortization	(5,211)	(5,126)

Net equipment and leasehold improvements	439	521

Total assets	$10,529	11,780

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)
	(As restated)	(As restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	75	74
Billings in excess of revenue	262	162
Accounts payable	2,379	2,504
Accrued liabilities	615	647
Accrued interest – related party	148	150
Redeemable preferred stock – current portion	800	—
Accrued payroll and related benefits	830	958
Fair value of derivative features – related party	260	207

Total current liabilities	5,369	4,702

Long-term debt:

Notes payable, less current portion	33	53
Long-term debt – related party	1,561	1,832
Redeemable preferred stock; no par value. Authorized 2,500 shares; 1,600 shares issued and outstanding at December 31 and September 30 (liquidation value $2,240 and $1,600 respectively, less current portion)	800	1,450

Total long-term debt	2,394	3,335

Total liabilities	7,763	8,037

Stockholders’ equity:
Common stock; no par value. Authorized 10,000 shares; 1,085 and 824 shares issued and outstanding at December 31 and September 30, respectively	33,163	32,839
Accumulated deficit	(30,397)	(29,096)

Total stockholders’ equity	2,766	3,743

Total liabilities and stockholders’ equity	$10,529	11,780

See accompanying notes to consolidated financial statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31
	2003	2002
	(As restated)	(As restated)
Revenues	$2,554	4,285

Costs and expenses
Salaries, wages and related benefits	1,809	2,596
Subcontractor costs	796	621
Other general and administrative	864	1,257
Depreciation and amortization	85	145
Severance and related costs	22	253

	3,576	4,872

Loss from operations	(1,022)	(587)

Other income (expense)
Interest expense, net	(226)	(61)
Other	(53)	104

	(279)	434

Net loss	(1,301)	(544)

Accretion of discount and dividends on preferred shares	—	(220)

Net loss available to common shareholders	$(1,301)	(764)

Basic loss per common share: available to common shareholders	$(1.33)	(0.93)

Diluted loss per common share: available to common shareholders	$(1.33)	(0.93)

Weighted average common shares:
Basic	980	824
Diluted	980	824

See accompanying notes to consolidated financial statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2003

(In thousands)

(Unaudited)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balances at September 30, 2003 (as restated)	824	$32,839	(29,096)	3,743

Common Stock issued pursuant to conversion of senior secured convertible note	261	324	—	324

Net loss (as restated)	—	—	(1,301)	(1,301)

Balances at December 31, 2003 (as restated)	1,085	$33,163	(30,397)	2,766

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31
	2003	2002
	(As restated)	(As restated)
Cash flow from operating activities:
Net loss	$(1,301)	(544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	85	145
Accretion of interest expense on preferred stock and convertible debt—related party	179	28
Change in fair value of derivative features—related party	53	(64)
Changes in operating assets and liabilities:
Accounts receivable, net	992	(676)
Revenue in excess of billings	399	1,731
Prepaid expenses and other	(142)	(76)
Billings in excess of revenue	100	74
Accounts payable and other accrued liabilities	(135)	(536)
Accrued payroll and related benefits	(128)	(199)

Net cash provided by (used in) operating activities	102	(117)

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(3)	(108)

Cash flows used in financing activities:
Principal payments on long-term debt, net	(19)	(43)

Net increase (decrease) in cash	80	(268)
Cash at beginning of period	$1,952	3,114

Cash at end of period	$2,032	2,846

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	21

Issuance of common stock pursuant to conversion of debt—related party	$324	—

Accretion of preferred stock	$150	200

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in our annual report for the year ended September 30, 2003. The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2003.

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

Stock Based Compensation. As permitted by Statement of Financial Standards (“SFAS”) No. 123, we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation expense related to our stock option plans is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net loss and loss per share is required by SFAS No. 148. This information has been estimated at the date of grant using the fair value method.

	Three Months Ended December 31,
	2003	2002
	(in thousands)
	(As restated)
Net loss, available to common shareholders as reported	$(1,301)	$(764)

Less: Pro forma option expense	15	50

Pro forma net loss	$(1,316)	$(814)

Basic loss per share, as reported	$(1.33)	$(0.93)

Less: Pro forma option expense	(0.02)	(0.06)

Pro forma basic loss per share	$(1.35)	$(.99)

Diluted loss per share, as reported	$(1.33)	$(0.93)

Less: Pro forma option expense	(0.02)	(0.06)

Pro forma diluted loss per share	$(1.35)	$(.99)

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

3. Impact of Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS 123”. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 on April 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only our disclosures and not our financial results. See Note 1.

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

4. Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows (in thousands).

	December 31, 2003	September 30, 2003
Accrued payroll	$317	$447
Accrued health benefits	223	205
Accrued vacation	290	306

Accrued payroll and related benefits	$830	$958

5. Debt

Our debt is summarized as follows (in thousands).

	December 31, 2003	September 30, 2003
Long-Term Debt
Senior secured convertible note - related party	$1,561	$1,832
Other	108	127
Redeemable preferred stock	1,600	1,450

	3,269	3,409
Less current portion	(875)	(74)

	$2,394	$3,335

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Note”) and warrants to purchase our common stock to Tonga Partners, L.P. (“Tonga”). The Note, which carries a face value of $2 million, matures on April 2, 2005, and accrues interest on its face value at an annual rate of 5.00%. Accrued interest is not payable in cash but is to be converted into common stock upon a voluntary conversion date or maturity of the Note as described below. We recorded the Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the warrants and conversion feature, respectively.

The provisions of the Note and the warrants allow for net cash settlement by the holder of the Note’s conversion feature and warrants if a registration statement registering the shares issuable upon conversion of the Note is not declared effective within 150 days after filing such registration statement with the SEC, which filing must occur on or before December 31, 2003 under the terms of the Note. As a result, both the warrants and the Note’s conversion feature (“derivative features”) are classified as current liabilities.

The original carrying value of the Note is being accreted to its face value as we record interest expense over its three-year term at a rate of $28,000 per fiscal quarter. The effective rate of interest on the Note is 12.5%. The $336,000 liability relating to the derivative features of the Note will be adjusted over its three-year term and will be increased or decreased to reflect the fair value of the derivatives at the end of each fiscal quarter. The liability will be reduced to $0 upon maturity or other disposition of the Note, and we will recognize net other income totaling $336,000 during the term of the Note, but not in accordance with the rate at which we record interest expense. The adjustments will result in other income or expense and will fluctuate in accordance with the changes in the fair value of our common stock. Accordingly, our quarterly results will vary in accordance with these fluctuations as we record non-cash expense or gains as a result of the increase or decrease in the fair value of the derivative features.

The carrying value at December 31, 2003, is $1.56 million and represents the $1.7 million outstanding principal less the unearned discount. The unearned discount represents the estimated fair value of the derivative features of $336,000 less accretion totaling $196,000 as of December 31, 2003. The fair value of the derivative features totaled $260,000 and $207,000 on December 31, 2003 and September 30, 2003, respectively. Accordingly, we recorded other expense totaling $53,000 for the three-month period ended December 31, 2003. The fair value of the derivative features decreased from $246,000 on September 30, 2002 to $182,000 on December 31, 2002. Accordingly, we recorded other income totaling $64,000 for the three-month period ended December 31, 2002.

The Note is convertible at any time into our common stock (“Common Stock”) at a price (“Conversion Price”) equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. Accordingly, the Conversion Price and number of shares issuable upon conversion of the note will vary in accordance with the changes in the closing bid price of our Common Stock. In any event, the number of shares issuable upon full conversion of the Note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Additionally, the number of shares issuable upon conversion of the Note and exercise of warrants are to be no less than 55% of the outstanding Common Stock (unless Tonga exercises the warrants in a cashless exercise where Tonga uses the value of some of the warrants to pay the exercise price for other warrants).

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

On December 30, 2003, we filed a Registration Statement on Form S-3 to register the shares issued in November 2003 as well as shares issuable pursuant to the conversion of the note and exercise of the warrant. Tonga may accelerate the Note if the Registration Statement is not declared effective by the Securities and Exchange Commission (“SEC”) by May 28, 2004, which is 150 days after the filing date.

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

The Agreement calls for a mandatory redemption payment of $800,000 on or before December 28, 2004, plus any accrued dividends on such shares. Since its issuance, we have accrued but not declared or paid dividends on the preferred stock. If we pay the $800,000 mandatory redemption payment on or before December 27, 2004, the redemption price will be $1.40, and we will redeem 571,428 shares of the preferred stock. We must also pay accrued dividends totaling $96,000 on the mandatory redemption date. Further, if we redeem the remaining outstanding shares on December 27, 2006, we will redeem 1,028,572 at $1.80 per share, totaling $1,851,429, plus accrued dividends totaling approximately $367,000. The preferred stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.

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

7. Segment Information

We evaluate operations and make key strategic and resource decisions based on the operating results of our individual production centers. In previous years, we made these decisions based on our two different operating segments: the utilities division which uses its industry expertise and proprietary geographical information systems (“GIS”) for data conversion for electric, gas and water management utility customers; and the land division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. We have completed a majority of our contracts in the land division and our primary focus is now on our utilities division operations. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We have presented segment data for the three months ended December 31, 2002, for comparative purposes.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash and prepaid expenses (in thousands).

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total

Three months ended December 31, 2003
Operations (as originally reported)
Revenues	$1,408	1,146	—	2,554	—	—	2,554
Income/(loss) from operations	(1,164)	142	—	(1,022)	—	—	(1,022)
Interest expense, net	—	—	—	—	—	(214)	(214)

Net loss							(1,236)

Operations (as restated)
Revenues	$1,408	1,146	—	2,554	—	—	2,554
Income/(loss) from operations	(1,164)	142	—	(1,022)	—	—	(1,022)
Interest expense, net	—	—	—	—	—	(226)	(226)

Other	—	—	—	—	—	(53)	(53)

Net loss							(1,301)

Assets at December 31, 2003
Segment assets	$6,007	1,809	—	—	—	—	7,816
Non-segment assets	—	—	—	—	—	2,713	2,713

Consolidated assets	—	—	—	—	—	—	10,529

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
Three months ended December 31, 2002
Operations (as originally reported)
Revenues	$2,367	1,874	104	4,285	—	—	4,285
Income/(loss) from operations	(516)	197	(15)	(334)	(253)	—	(587)
Interest expense, net	—	—	—	—	—	(50)	(50)
Other	—	—	—	—	—	40	40

Net loss							(597)

Operations (as restated)
Revenues	$2,367	1,874	104	4,285	—	—	4,285
Income/(loss) from operations	(516)	197	(15)	(334)	(253)	—	(587)
Interest expense, net	—	—	—	—	—	(61)	(61)
Other	—	—	—	—	—	104	104

Net loss							(544)

Assets at September 30, 2003
Segment assets	$7,743	1,284	—	—	—	—	9,027
Non-segment assets	—	—	—	—	—	2,753	2,753

Consolidated assets	—	—	—	—	—		11,780

8. Litigation and Other Contingencies

On June 26, 2002, two of our shareholders, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), initiated arbitration proceedings against us. They alleged that certain representations and warranties which we made in connection with our acquisition of Cartotech in June 1998 were false because our financial condition allegedly was worse than depicted in its financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. In December 2003, an American Arbitration Association panel ruled in our favor, awarding zero damages to the Claimants and ordering each side to bear its own attorneys’ fees. The Claimants also filed suit against four of our former officers for alleged violation of Texas and Indiana securities laws in connection with our acquisition of Cartotech, Inc. The case was dismissed on January 30, 2004.

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

Robert Montgomery, one of our former officers, filed suit in Hamilton County Superior Court, State of Indiana, on July 19, 2002, seeking recovery of unpaid commissions pursuant to the Indiana Wage Payment statute. Mr. Montgomery seeks recovery of $67,611 in unpaid commissions, treble damages, costs interest and attorney’s fees. We are vigorously defending this lawsuit.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

9. Concentration of Credit Risk

At December 31, 2003, we had multiple contracts with three customers that represented 75% (54%, 11% and 10%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these customers for the fiscal quarter ended December 31, 2003 were 48% (8%, 10%, and 30%, respectively) of total revenue. Additionally, for the quarter ended December 31, 2003, one other customer comprised another 19% of total revenues. At September 30, 2003, these three customers represented 73% (58%, 7% and 8%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2004 and the first quarter of fiscal 2005 such that the majority of revenue in excess of billings for these customer contracts will be collected.

10. Liquidity

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and we do not currently have a line of credit in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. The Note also has certain immediate call provisions that are outside of our control, and if triggered and exercised, would make it difficult for us to meet accelerated debt payments. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, management believes that our continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

11.	Restatement

We have restated our unaudited consolidated balance sheets at December 31, 2003, and our unaudited consolidated statements of operations, shareholders’ equity, and cash flows for the three-month periods ended December 31, 2003 and 2002. This Form 10-Q/A includes adjustments made in Form 10K/A for the year ended September 30, 2003, which restated our consolidated balance sheets at September 30, 2003 and 2002, and our consolidated statements of operations, shareholders’ equity, and cash flows for the years ended September 30, 2003 and 2002.

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

In conjunction with the filing of a registration statement with the SEC on December 30, 2003, which will register the shares issued pursuant to and underlying the Note and warrants, we re-evaluated the accounting treatment of the Note, the warrants and the conversion features under Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. After reviewing the terms and provisions of the Note and the warrants, we have concluded that the provisions of the Note and warrants allow for net cash settlement by the holder of the Note’s conversion feature and warrants in certain circumstances. Paragraph 12 of EITF 00-19 specifies that equity derivative contracts that include a provision that could require net-cash settlement in specific circumstances not within the company’s control in which holders of shares underlying the contract would receive cash in exchange for their shares must be classified as an asset or liability. We determined that the holder of the Note could demand such net-cash settlement if a registration statement is not effective within 150 days after its filing, which filing, under the terms of the Note, must occur no later than December 31, 2003. Accordingly, EITF 00-19 requires both the warrants and the conversion feature to be classified as a liability at fair value with the changes in fair value recognized in earnings. Our quarterly results will fluctuate in accordance with the fluctuations in the price of our Common Stock as we record non-cash expense or gains as a result of the increase or decrease in the fair value of the warrants and conversion feature.

We have restated our financial statements to reflect the effect of the discount resulting from the conversion feature and the related non-cash interest charges on the carrying value of the Note, the fair values of the warrants and the conversion feature, and other income resulting from the change in fair value.

The adjustments required in order to comply with EITF 00-19 are non-operational in nature and include non-cash interest charges and non-cash other income, there are no adjustments with respect to EITF 00-19 that affect the consolidated statements of cash flows other than the change in net earnings (loss).

Effects of the Restatement on the Quarter Ended December 31, 2003

The derivative instruments have been recognized at fair value as of December 31, 2003, resulting in a $53,000 increase to other expense. The carrying value of the Note has been adjusted to record the amortization of the discount, which resulted in an additional $12,000 interest expense for the quarters ended December 31, 2003. The net result of these adjustments increased the net loss available to common shareholders and the accumulated deficit by $65,000. Net loss per share available to common shareholders increased by $0.07.

Effects of the Restatement on the Quarter Ended December 31, 2002

The derivative instruments have been recognized at fair value as of December 31, 2002, resulting in a $64,000 increase to other income. The carrying value of the Note has been adjusted to record the amortization of the discount, which resulted in an additional $12,000 interest expense for the quarters ended December 31, 2002. The net result of these adjustments decreased the net loss available to common shareholders and the accumulated deficit by $53,000. Net loss per share available to common shareholders decreased by $0.06.

The restatements have the following impact on the consolidated balance sheets as of December 31 [and September 30], 2003, and the related consolidated statements of operations and shareholders’ equity for the quarters ended December 31, 2003 and 2002:

	December 31, 2003 (unaudited)		September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
CONSOLIDATED BALANCE SHEET:
Fair value of derivative features-related party	—	260	—	207
Total current liabilities	5,109	5,369	4,495	4,702
Long-term debt—related party	$1,617	$1,561	$1,900	$1,832
Total long-term debt	2,450	2394	3,403	3,335
Total liabilities	7,559	7,763	7,898	8,037
Common stock	33,363	32,839	33,039	32,839
Accumulated deficit	(30,393)	(30,397)	(29,157)	(29,096)
Total shareholders’ equity	2,970	2,766	3,882	3,743

	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited, in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Interest expense, net	$(214)	$(226)	$(50)	$(61)
Other income (expense)	—	(53)	40	104
Total other income (expense)	(214)	(278)	(10)	43
Net loss	(1,236)	(1,301)	(597)	(544)
Net loss available to common shareholders	(1,236)	(1,301)	(817)	(764)
Basic loss per common share: available to common shareholder	(1.26)	(1.33)	(0.99)	(0.93)

12. Subsequent Event

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

Item 2. Management’s Discussion and Analysis and Results of Operations.

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q/A. THIS FORM 10-Q/A CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-Q/A THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-Q/A, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-Q/A, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “INTEND” AND “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY’S STRATEGY, FUTURE SALES, FUTURE EXPENSES, FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q/A ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-Q/A, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-Q/A. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1. BUSINESS—“RISK FACTORS” AND ELSEWHERE IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K, WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON THE COMPANY’S BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

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

During a review of the terms and provisions of the Note that we issued on April 2, 2002, we concluded that a default provision in the Note requires the warrant and conversion feature to be accounted for as derivatives. Application of these features as derivatives results in two non-operational items: non-cash interest charges and other income or expense resulting from the change in fair value of the derivatives.

We restated our financial statements for fiscal 2003 and 2002 to reflect the proper accounting for the derivative features of the Note and warrants. The warrants were reclassified to current liabilities, which resulted in a $200,000 decrease to Common Stock. We adjusted the original carrying value of the Note to $1.664 million after giving effect to the $336,000 fair value of the derivative features. The carrying value will accrete to the face value of the Note as we record interest expense over its three-year term at a rate of $28,000 per fiscal quarter. The $336,000 liability relating to these derivative features will be decreased over its three-year term and will be adjusted to reflect the increase or decrease in fair value of the derivatives at the end of each fiscal quarter. The liability will be reduced to $0 upon maturity or other disposition of the Note, and we will recognize net other income totaling $336,000 during the term of the Note, but not in accordance with the rate at which we record interest expense. The adjustments will result in other income or expense and will fluctuate in accordance with the changes in the fair value of our common stock. Accordingly, our quarterly results will fluctuate in accordance with the fluctuations in the price of our common stock as we record non-cash expense or gains as a result of the increase or decrease in the fair value of the derivative features.

We have restated our consolidated financial statements for the quarters ended December 31, 2003 and 2002. The adjustments are non-operational in nature and include non-cash interest charges and non-cash other income and expense. The derivative instruments have been recognized at fair value as of December 31, 2003, resulting in other expense totaling $53,000.

The change in fair value of the derivative instruments for the quarter ending December 31, 2002, resulted in other income totaling $64,000. Amortization of the derivative instruments resulted in an additional $12,000 and $11,000 interest expense for the quarters ended December 31, 2003 and 2002, respectively. The net result of these adjustments increased the net loss available to common shareholders and the accumulated deficit by $65,000 and net loss per share available to common shareholders increased by $0.07 in the quarter ended December 31, 2003. The net result of these adjustments decreased the net loss available to common shareholders and the accumulated deficit by $53,000 and net loss per share available to common shareholders decreased by $0.06 in the quarter ended December 31, 2002.

We will be in default of the Note if the Registration Statement on Form S-3 filed with the SEC on December 30, 2003, registering shares of common stock issued or issuable upon conversion of the Note and exercise of the warrant is not declared effective on or prior to May 28, 2004.

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

We experience annual and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These fluctuations are the result of various factors, including: worker utilization and productivity; availability and quality of customer required deliverables and information; customer responsiveness and turnaround on inquires and deliveries; and weather conditions that impact ground survey requirements. We utilize InfoTech Enterprises Ltd., an India-based company, for more than 90% of our offshore production services. These offshore services currently represent less than 10% of our total production costs.

Backlog increases when new contracts are signed and decreases as revenues are recognized. As of December 31, 2003, our backlog was $9.7 million, $6.5 million of which we expect to fill in the remaining nine months of fiscal 2004. Backlog totaled $7.9 million at September 30, 2003 and $17.4 million at December 31, 2002. We believe backlog levels reflect changes in macroeconomic and industry market conditions. Adverse market conditions were first encountered in fiscal 2000 which have continued through fiscal 2004.

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

We streamlined our operations throughout fiscal year 2002 and 2003, and consolidated our four main production centers to two solution centers in Texas and Wisconsin. On January 2, 2003, we relocated our headquarters from Indianapolis, Indiana, to our lower-cost facility in San Antonio, Texas. Beginning in 2003 and through fiscal 2004, we reduced the number of corporate and administrative staff by 40%, including a reduction in the number of highly compensated administrative personnel. We have reduced our legal and professional fees as we settled litigation against the Company. We currently employ approximately 137 full-time employees.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three months ended December 31,
	2003	2002
	(As restated)
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%

Costs and expenses
Salaries, wages and related benefits	70.8	60.6
Subcontractor costs	31.2	14.5
Other general and administrative	33.8	29.3
Depreciation and amortization	3.3	3.4
Severance and related costs	0.9	5.9

Loss from operations	(40.0)	(13.7)
Other income (expense), net	(10.9)	1.0

Net loss	(50.9)	(12.7)

Accretion of discount and dividends on preferred shares	—	(5.2)

Net loss available to common shareholders	(50.9)%	(17.9)%

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

Interest Expense. Interest expense increased $165,000 in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. The increase was a result of our adoption of SFAS No. 150 effective July 1, 2003, which required that the accretion, or the increase in the carrying value, of the preferred stock, to be classified as interest expense. Prior to July 1, 2003, and for the first fiscal quarter of 2003, the accretion was recorded as a charge to retained earnings. See Note 6. Other interest expense is comprised principally from interest charges related to the Note. See Note 5.

Other. Other income or expense is principally a result of the change in fair value of the derivative features of the Note. The fair value of the derivative features totaled $260,000 and $207,000 on December 31, 2003 and September 30, 2003, respectively. Accordingly, we recorded other expense totaling $53,000 for the three-month period ended December 31, 2003. The fair value of the derivative features decreased from $246,000 on September 30, 2002 to $182,000 on December 31, 2002. Accordingly, we recorded other income totaling $64,000 for the three-month period ended December 31, 2002.

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

Net Loss. Our net loss of $1,301,000 in the first quarter of fiscal 2004 was $757,000 higher compared to the $544,000 net loss from the same period of fiscal 2003. The higher net loss is principally due to the lower level of revenue generated by fewer contracts and completion of less profitable contracts as compared to the same period in fiscal 2003.

Liquidity and Capital Resources

Table Of Contractual Obligations. Below is a schedule (by period due) of the future payments (in thousands) which we are obligated to make based on agreements in place as of December 31, 2003. The Note, which matures in 2005, carries a mandatory redemption clause that provides for its conversion into Common Stock at the then-current conversion rate. See Note 5.

	Nine months ending September 30 2004	Fiscal year ending September 30
		2005	2006	2007	Total
Operating Leases	$226	$103	—	—	$329
Debt	56	1,752	—	—	1,808
Preferred Stock redemption	—	800	—	1,851	2,651

Total	$282	$2,655	—	1,851	$4,788

To meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers. To meet our long-term cash requirements, we must complete certain projects in fiscal 2004 and 2005 that are related to the balance of revenues in excess of billings at December 31, 2003, in order to generate sufficient cash flow to fund operations and expenditures and to meet our debt requirements. We anticipate that the successful completion of these projects will reduce the balance of unearned revenue and generate cash sufficient to meet both our short-term and long-term debt obligations. We expect that we will be able to complete a majority of these contracts by December 31, 2004, but there can be no assurance that market conditions or other factors will not prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate. If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing with Tonga’s consent and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

It is an event of default if we do not have a Registration Statement filed with the SEC on December 30, 2003 is not declared effective on or prior to May 28, 2004, which date is 150 days after the filing of the Registration Statement. If such an event of default were to occur, while it is continuing, Tonga, may at any time at its option (a) declare the entire unpaid principal balance of the Note, together with interest accrued thereon, due and payable, and the Note will be accelerated without presentment, demand, protest or notice; (b) demand that we pay all or a portion of the Note at a price equal to the Triggering Event Prepayment Price (as defined) which is the greater of (i) 130% of the aggregate principal amount of the Note and (ii) the product of the Conversion Price (as defined) at such time and the Per Share Market Value (as defined) of the Common Stock calculated as of May 28, 2004; (c) demand that the principal amount of the Note then outstanding and all accrued but unpaid interest be converted into shares of our Common Stock at the Conversion Price; or (d) exercise or otherwise enforce any one or more of Tonga’s rights under the Note the other related documents or applicable law.

We may owe liquidated damages to Tonga until such time as our Registration Statement on Form S-3 filed with the SEC on December 30, 2003 is declared effective. Under the terms of the Registration Rights Agreement, liquated damages may be sought beginning on April 29, 2004, if the Registration Statement filed on December 30, 2003, has not been declared effective by the SEC. If Tonga requests, we will be obligated to pay an amount in cash or shares of our common stock, as liquidated damages to Tonga, equal to 2% for each calendar month or portion thereof of the principal amount of the Note plus the principal amount of the Note that has been converted to the extent any of the conversion shares issued upon such conversion have not been sold from April 29, 2004 and the time at which the Registration Statement becomes effective. The liquidated damages payments are due and payable immediately upon demand in immediately available funds. If Tonga elects to be paid in our Common Stock, the number of shares will be based on the liquidated damage amount divided by the Conversion Rate (as defined in the Note).

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. At December 31, 2003, our debt obligations included the Note with a face value of $1.7 million that is convertible into common stock upon its maturity in April 2005, redeemable preferred stock with a current redemption value of $2.24 million, and other miscellaneous borrowings. A mandatory redemption payment of $800,000 plus accrued dividends totaling $96,000 is due on December 28, 2004. We do not have a line of credit and we are generally restricted from additional borrowings or issuing additional equity securities without Tonga’s consent. Tonga also has a right of first refusal as to certain subsequent financings.

Until December 28, 2004, we are entitled to redeem all of the outstanding shares of preferred stock at $1.40 per share ($2.24 million). The redemption price increases $0.20 per year until he December 28, 2006, at which time the outstanding shares must be redeemed at a price of $2.00 per share. Since its issuance, we have accrued, but not declared or paid, dividends on the preferred stock. Accrued dividends are included as a current liability on our consolidated balance sheet. The preferred stock earns a dividend at the annual rate of 5% of the then redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then redemption value of shares outstanding at the time of such liquidation.

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

The outstanding Note, plus accrued interest, automatically converts into Common Stock upon its maturity on April 2, 2005, at a conversion rate specified in the Note (see Note 5). Tonga, at its option, may convert the outstanding principal and accrued interest into Common Stock at any time at the Conversion Price in effect at the time of conversion. If Tonga converts the Note in full and exercises the related warrants, they will hold a majority ownership in ASI. The maximum potential ownership by Tonga will be dependent upon the Conversion Price, which varies with the fluctuation of the closing bid price of our Common Stock. A lower closing bid price will effect a lower Conversion Price and a higher percentage of ownership by Tonga upon conversion. The Note includes a provision that Tonga will own a minimum of 55% of our Common Stock upon full conversion and exercise of the warrants.

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

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary if we are unable to continue as a going concern. However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

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

Income Taxes. Fiscal year 2002 was the only year out of the last three fiscal years in which we have reported net income (and taxable income), and we reported a net loss in fiscal 2003. Prior fiscal year losses have generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $22 million as of September 30, 2003.

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

Litigation

We have been a party to various litigation matters which are described in Note 8 to our Financial Statements included herein and in Part II, Item 1 of this quarterly report on Form 10-Q/A, the majority of other litigation matters have been settled as of the date of this filing. We recorded liabilities arising from these matters and a receivable from our insurer for a portion of those liabilities. We expect to recover an amount from our insurer equivalent to our recorded liabilities, although we cannot assure that such amount will be collected.

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

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to ASI (including its consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under Note 8, “Litigation and Other Contingencies”, to the Condensed Consolidated Financial Statements.

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

Analytical Surveys, Inc. (Registrant)

Date: May 17, 2004	/s/ Wayne B. Fuquay
Wayne B. Fuquay
President and Chief Executive Officer

Date: May 17, 2004	/s/ Lori A. Jones
Lori A. Jones
Chief Financial Officer