Form 10-Q
period 2004-03-31
ANALYTICAL SURVEYS INC
filed 2004-05-17
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of May 11, 2004, was 1,089,173.

		PAGE

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 6.	Exhibits and Reports of Form 8-K	29

SIGNATURES		31

EXHIBIT INDEX

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

Part I

Financial Information

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	September 30, 2003
	(Unaudited)

ASSETS
Current assets:
Cash	$600	1,952
Accounts receivable, net of allowance for doubtful accounts of $100 and $100	3,054	3,029
Revenue in excess of billings	4,894	6,112
Prepaid expenses and other	244	166

Total current assets	8,792	11,259

Equipment and leasehold improvements, at cost:
Equipment	4,867	4,896
Furniture and Fixtures	484	484
Leasehold improvement	267	267

	5,618	5,647
Less accumulated depreciation and amortization	(5,253)	(5,126)

Net equipment and leasehold improvements	365	521

Total assets	$9,157	11,780

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	September 30, 2003
	(Unaudited)	(As Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	77	74
Billings in excess of revenue	126	162
Accounts payable	1,431	2,504
Accrued liabilities	1,049	647
Accrued interest – related party	170	150
Redeemable preferred stock – current portion	800	—
Accrued payroll and related benefits	906	958
Fair value of derivative features – related party	204	207

Total current liabilities	4,763	4,702

Long-term debt:
Notes payable, less current portion	14	53
Long-term debt – related party	1,588	1,832
Redeemable preferred stock; no par value. Authorized 2,500 shares; 1,600 shares issued and outstanding at March 31 and September 30 (liquidation value $2,240 and $1,600 respectively, less current portion)	925	1,450

Total long-term debt	2,527	3,335

Total liabilities	7,290	8,037

Stockholders’ equity:
Common stock; no par value. Authorized 10,000 shares; 1,085 and 824 shares issued and outstanding at March 31 and September 30, respectively	33,166	32,839
Accumulated deficit	(31,299)	(29,096)

Total stockholders’ equity	1,867	3,743

Total liabilities and stockholders’ equity	$9,157	11,780

See accompanying notes to consolidated financial statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
		(as restated)		(As restated)
Revenues	$3,674	$3,672	$6,229	$7,957

Costs and expenses
Salaries, wages and related benefits	1,682	2,402	3,396	4,998
Subcontractor costs	1,282	453	2,078	1,074
Other general and administrative	1,280	1,265	2,239	2,522
Depreciation and amortization	70	130	156	275
Severance and related costs	115	54	137	307

	4,429	4,304	8,006	9,176

Loss from operations	(755)	(632)	(1,777)	(1,219)

Other income (expense)
Interest expense, net	(204)	(55)	(430)	(116)
Other	57	(390)	4	(286)

	(147)	(445)	(426)	(402)

Loss before income taxes	(902)	(1,077)	(2,203)	(1,621)

Income tax expense	—	14	—	14

Net loss	(902)	(1,091)	(2,203)	(1,635)
Accretion of discount and dividends on preferred shares	—	(174)	—	(394)

Net loss available to common shareholders	(902)	(1,265)	(2,203)	(2,029)

Basic loss per common share: available to common shareholders	(0.83)	(1.54)	(2.13)	(2.46)

Diluted loss per common share: available to common shareholders	(0.83)	(1.54)	(2.13)	(2.46)

Weighted average common shares:
Basic	1,085	824	1,033	824
Diluted	1,085	824	1,033	824

See accompanying notes to consolidated financial statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended March 31, 2004

(In thousands)

(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total
Balances at September 30, 2003 (As Restated)	824	$32,839	(29,096)	3,743

Common stock issued pursuant to conversion of senior secured convertible note	261	324	—	324

Issuance of inducement stock options	—	3	—	3

Net loss	—	—	(2,203)	(2,203)

Balances at March 31, 2004	1,085	$33,166	(31,299)	1,867

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31
	2004	2003
		(As restated)
Cash flow from operating activities:
Net loss	(2,203)	(1,635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	156	275
Issuance of inducement options	3	—
Accretion of interest expense on preferred stock and convertible debt—related party	331	56
Change in fair value of derivative features—related party	(3)	338
Gain on sale of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(25)	181
Revenue in excess of billings	1,218	2,122
Prepaid expenses and other	(79)	115
Billings in excess of revenue	(36)	(302)
Accounts payable and other accrued liabilities	(624)	(1,010)
Accrued payroll and related benefits	(52)	(466)

Net cash used in operating activities	(1,313)	(326)

Cash flows used in investing activities:
Purchase of equipment	(3)	(131)

Cash flows used in financing activities:
Principal payments on long-term debt, net	(36)	(235)

	(36)	(235)
Net decrease in cash	(1,352)	(692)

Cash at beginning of period	$1,952	3,114

Cash at end of period	$600	2,422

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	17

Issuance of common stock pursuant to conversion of debt	$324	—

Accretion of preferred stock	$275	350

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in our annual report for the year ended September 30, 2003. The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended September 30, 2003.

The consolidated balance sheet as of September 30, 2003 and the consolidated statements of operations for the three months and six months ended March 31, 2004 and the statements of stockholders’ equity and cash flows for the six months ended March 31, 2003 have been restated to properly account for a conversion feature of our convertible senior secured note and related warrants that were issued on April 2, 2002.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of ASI, and its subsidiaries at March 31, 2004, the results of their operations for the three and six months ended March 31, 2004 and 2003 and cash flows for the six months ended March 31, 2004 and 2003.

All shares and per share amounts have been adjusted to reflect the Company’s one-for-ten reverse stock split effected in October 2002.

Stock Based Compensation. As permitted by Statement on Financial Standards (“SFAS”) No. 123, we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation expense related to our stock option plans is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net loss and loss per share is required by SFAS No. 148. This information has been estimated at the date of grant using the fair value method.

During the quarter ended March 31, 2004, we recognized approximately $2,400 in compensation expense related to inducement stock options that we granted to our new Chief Executive Officer on March 22, 2004. The inducement options were not issued pursuant to our stock option plans. The options, which vest over a twelve-month period, provide for the purchase of 75,000 shares of common stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of issuance.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Net loss, available to common shareholders as reported	$(902)	$(1,265)	$(2,203)	$(2,029)
Less: Pro forma option expense	(15)	(51)	(30)	(102)

Pro forma net loss	$(917)	$(1,316)	$(2,233)	$(2,131)

Basic loss per share, as reported	$(0.83)	$(1.54)	$(2.13)	$(2.46)
Less: Pro forma option expense	(0.01)	(0.06)	(0.03)	(0.13)

Pro forma basic loss per share	$(0.84)	$(1.60)	$(2.16)	$(2.59)

2. Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock, determined using the treasury stock method.

All dilutive common stock equivalents are reflected in our earnings per share calculation; the conversion of 786,607 shares under the convertible debt agreement is antidilutive for the three-month period ended March 31, 2004. Additionally, for the three-month periods ended March 31, 2004 and 2003, potential dilutive common shares under the warrant agreement, an inducement option, and stock option plans were not included in the calculation of diluted earnings per share as these shares were antidilutive.

3. Impact of Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS 123”. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 on April 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only our disclosures and not our financial results. See Note 1.

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

4. Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows (in thousands).

	March 31, 2004	September 30, 2003
Accrued payroll	$417	$447
Accrued health benefits	269	205
Accrued vacation	220	306

Accrued payroll and related benefits	$906	$958

5. Debt

Our debt is summarized as follows (in thousands).

	March 31, 2004	September 30, 2003
Long-Term Debt
Senior secured convertible note—related party	$1,588	$1,832
Other	91	127
Redeemable preferred stock	1,725	1,450

	3,404	3,409
Less current portion	(877)	(74)

	$2,527	$3,335

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Note”) and warrants to purchase our common stock to Tonga Partners, L.P. (“Tonga”). The Note, which carries a face value of $2 million, matures on April 2, 2005, and accrues interest on its face value at an annual rate of 5.00%. Accrued interest is not payable in cash but is to be converted into common stock upon a voluntary conversion date or maturity of the Note as described below. We recorded the Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the warrants and conversion feature, respectively (“derivative features”) which were recorded as current liabilities.

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

The original carrying value of the Note is being accreted to its face value as we record interest expense over its three-year term at a rate of $28,000 per fiscal quarter. The rate of interest on the Note is 12.5%. The $336,000 current liability will be adjusted during the Note’s three-year term and will be increased or decreased to reflect the fair value of the derivatives at the end of each fiscal quarter. The liability will be reduced to $0 upon maturity or other disposition of the Note, and we will recognize net other income totaling $336,000 during the term of the Note, but not in accordance with the rate at which we record interest expense. The adjustments will result in other income or expense and will fluctuate in accordance with the changes in the fair value of our common stock. Accordingly, our quarterly results will vary in accordance with these fluctuations as we record non-cash expense or gains as a result of the increase or decrease in the fair value of the derivative features.

The carrying value of the Note at March 31, 2004, is $1.588 million and represents the $1.7 million outstanding principal less the unearned discount. The unearned discount represents the estimated fair value of the derivative features of $336,000 less accretion totaling $224,000 as of March 31, 2004.

The fair value of the derivative features totaled $204,000, $260,000 and $207,000 on March 31, 2004, December 31, 2003, and September 30, 2003, respectively. Accordingly, we recorded other income totaling $56,000 and $3,000 for the three- and six-month periods ended March 31, 2004. The fair value of the derivative features decreased from $246,000 on September 30, 2002 to $182,000 on December 31, 2002, and increased to $584,000 on March 31, 2003. Accordingly, we recorded other income totaling $64,000 for the three-month period and other expense totaling $402,000 for the six-month period ended March 31, 2003.

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

On October 29, 2003, we received from Tonga a notice of conversion of $300,000 in principal amount of the Note. On November 6, 2003, we issued 241,936 shares at a Conversion Price equal to $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. We also issued 19,522 shares at the same Conversion Price for $24,208 accrued interest on the converted principal. The Note was exchanged for the shares and a $1.7 million debenture bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

For illustration purposes, if the $1,700,000 debenture had been converted in full on April 1, 2004, the Conversion Price would have been $2.38, and we would have issued 786,607 shares to redeem the principal and accrued interest. The Conversion Price would have been equal to 90% of the average closing bid prices of the Common Stock for the three trading days having the lowest closing bid price during the 20 trading days preceding April 1. If the warrants had been exercised on April 1, 2004, the exercise price would have been $2.74 (115% of $2.38), and the aggregate exercise price for the warrants would have been $1,370,000 for the issuance of 500,000 shares of Common Stock. Tonga would have owned 65% of our outstanding shares immediately after such full conversion and warrant exercise.

On December 30, 2003, we filed a Registration Statement Form S-3 to register the shares issued in November 2003, as well as shares issuable pursuant to the conversion of the Note and exercise of the warrant. Tonga may accelerate the Note if the Registration Statement is not declared effective by the Securities and Exchange Commission (“SEC”) on or before May 28, 2004, which is 150 days after the filing date.

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

The carrying value for the preferred stock is $1.725 million at March 31, 2004. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that took into account market conditions for similar securities, the current economic climate and our financial condition and performance as major factors.

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

7. Segment Information

We evaluate operations and make key strategic and resource decisions based on the operating results of our individual production centers. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We have presented segment data for the three and six months ended March 31, 2003, for comparative purposes.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash and prepaid expenses (in thousands).

	Location A	Location B	Location C	Total	Non- Segment	Total
Three months ended March 31, 2004
Operations
Revenues	$2,380	1,294	—	3,674	—	3,674
Income (loss) from operations	(865)	110	—	(755)	—	(755)
Interest expense, net	—	—	—	—	(204)	(204)
Other	—	—	—	—	57	571

Net loss	—	—	—	—	—	(902)

Six months ended March 31, 2004
Operations
Revenues	$3,859	2,370	—	6,229	—	6,229
Income (loss) from operations	(1,960)	183	—	(1,777)	—	(1,777)
Interest expense, net	—	—	—	—	(430)	(430)
Other	—	—	—	—	4	4

Net loss	—	—	—	—	—	(2,203)

Assets at March 31, 2004
Segment assets	$6,185	1,826	—	—	—	8,011
Non-segment assets	—	—	—	—	1,146	1,146

Consolidated assets	—	—	—	—	—	9,157

	Location A	Location B	Location C	Total	Non- Segment	Total
Three months ended March 31, 2003
Operations
Revenues	$2,120	1,439	113	3,672	—	3,672
Loss from operations	(691)	113	(1)	(579)	(53)	(632)
Interest expense, net	—	—	—	—	(55)	(55)
Other	—	—	—	—	(390)	(390)
Income tax expense	—	—	—	—	(14)	(14)

Net loss						(1,091)

Six months ended March 31, 2003
Operations
Revenues	4,487	3,253	217	7,957	—	7,957
Loss from operations	(1,209)	310	(14)	(913)	(306)	(1,219)
Interest expense, net	—	—	—	—	(116)	(116)
Other	—	—	—	—	(286)	(286)
Income tax expense	—	—	—	—	(14)	(14)

Net loss						(1,635)

Assets at March 31, 2003
Segment assets	$8,123	1,628	125	9,876	—	9,876
Non-segment assets	—	—	—	—	2,373	2,373

Consolidated assets						12,249

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

We submitted to our insurance carrier legal bills for the defense of the proceedings initiated by the Claimants. Defense costs totaled approximately $2,100,000. As of March 31, 2004, we had been reimbursed $1,600,000 from our insurance carrier as reimbursement of these defense costs.

We have included approximately $450,000 of the defense costs in accounts payable as of March 31, 2004. We have also recorded a receivable representing an additional amount that we expect to receive as reimbursement of defense costs from our insurer.

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

9. Concentration of Credit Risk

At March 31, 2004, we had multiple contracts with four customers that represented 86% (46%, 18%, 12% and 10%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these customers for the three-month period ended March 31, 2004 were 72% (15%, 37%, 11% and 9%, respectively) of total revenue. Revenues from these customers for the six-month period ended March 31, 2004 were 73% (17%, 34%, 9% and 12%, respectively) of total revenue. At September 30, 2003, three of those customers represented 73% (58%, 7% and 8%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2004 and the first quarter of fiscal 2005 such that the majority of revenue in excess of billings for these customer contracts will be collected.

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

To address the going concern issue, we have implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ASI for profitable operations. The consolidation of our production operations to two solution centers has resulted in lower general and administrative costs and improved operating efficiencies. Additionally, the relocation of our corporate headquarters has resulted in additional savings realized with a smaller corporate staff and efficiencies in occupancy and travel related expenses. Our sales and marketing team is pursuing market opportunities in both our traditional digital mapping and newly launched data management initiatives. We continue to focus on cost control as we develop the data management initiative. We have made several changes to our management team and strengthened our focus on operations and future strategies.

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

Overview

Founded in 1981, we are a provider of data conversion and digital mapping services to users of customized geographic information systems. Since fiscal 2000, our operating results have been affected by a downturn in macroeconomic and industry market conditions and increased competition primarily from offshore competitors. These factors have resulted in a reduction of timely order flow and a corresponding reduction in revenue generated and continued operating losses. In response to reduced demand, we have reduced the size of our operations as well as our general and administrative functions. We added $1.2 million in new contracts during the quarter ended March 31, 2004. We must continue to enter into new contracts in order to achieve profitability.

Our operating results have also been adversely affected by litigation resulting from the restatement of our financial statements for fiscal 1999, requiring the use of both financial resources and management’s time and focus. The final claim against us related to this matter was resolved in December 2003 when an arbitration panel ruled in our favor.

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

On December 30, 2003, we filed a Registration Statement on Form S-3 to register the shares issued and issuable pursuant to the conversion of our senior secured Note and exercise of the related warrants. Tonga may accelerate the Note if the Registration Statement is not declared effective by the Securities and Exchange Commission (“SEC”) on or before May 28, 2004, which is 150 days after the filing date. If a registration statement is not effective on or before May 28, 2004, Tonga may accelerate the Note.

The Note was originally recorded at $1.664 million reflecting a discount after giving effect to the $336,000 estimated fair value of the derivative features, which were recorded as current liabilities. The carrying value is being accreted to face value as we record interest expense over the Note’s three-year term at a rate of $28,000 per fiscal quarter and the $336,000 current liability will be increased or decreased to reflect the fair value of the derivatives at the end of each fiscal quarter. The liability will be reduced to $0 upon maturity or other disposition of the Note, and we will recognize net other income totaling $336,000 during the term of the Note, but not in accordance with the rate at which we record interest expense. The adjustments will result in other income or expense and will fluctuate in accordance with the changes in the fair value of our common stock. Accordingly, our quarterly results will vary in accordance with these fluctuations as we record non-cash expense or gains as a result of the increase or decrease in the fair value of the derivative features.

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

Backlog increases when new contracts are signed and decreases as revenues are recognized. As of March 31, 2004, our backlog was $7.2 million, $5 million of which we expect to fill in the remaining six months of fiscal 2004. Backlog totaled $7.9 million at September 30, 2003 and $9.7 million at December 31, 2003. We believe backlog levels reflect changes in macroeconomic and industry market conditions. Adverse market conditions were first encountered in fiscal 2000 that have continued through fiscal 2004.

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

We streamlined our operations throughout fiscal year 2002 and 2003, and consolidated our four main production centers to two solution centers in Texas and Wisconsin. On January 2, 2003,

we relocated our headquarters from Indianapolis, Indiana, to our lower-cost facility in San Antonio, Texas. Beginning in 2003 and through the first two quarters of fiscal 2004, we reduced the number of corporate and administrative staff by 40%, including a reduction in the number of highly compensated administrative personnel. We currently employ approximately 117 full-time employees. We have reduced our legal and professional fees as we settled litigation against the Company. On March 22, 2004 Wayne Fuquay was appointed President and Chief Executive Officer. Livingston Kosberg, our Chairman, had served as acting Chief Executive Officer since the resignation of Norman Rokosh on February 29, 2004. We have made several changes to our management team and strengthened our focus on operations and future strategies.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three months ended March 31		Six months ended March 31
	2004	2003	2004	2003

PERCENTAGE OF REVENUES:	100.0%	100.0%	100.0%	100.0%
Revenues
Costs and expenses
Salaries, wages and related benefits	45.8	65.4	54.5	62.8
Subcontractor costs	34.9	12.3	33.4	13.5
Other general and administrative	34.8	34.5	36.0	31.7
Depreciation and amortization	1.9	3.5	2.5	3.5
Severance and related costs	3.1	1.5	2.2	3.8

Loss from operations	(20.5)	(17.2)	(28.6)	(15.3)

Other expense, net	4.0	12.1	6.8	5.0
Income tax expense	—	0.4	—	0.2

Net loss	(24.5)	(29.7)	(35.4)	(20.5)
Accretion of discount and dividends on preferred shares	—	(4.7)	—	(5.0)

Net earnings (loss) available to common shareholders	(24.5%)	(34.4%)	(35.4%)	(25.5%)

Three and Six Months Ended March 31, 2004 and 2003

Revenues. We recognize revenues as services are performed. Our revenues remained relatively constant at $3.7 million for the three month period ended March 31, 2004, as compared to the same period in fiscal 2003. Our revenues decreased 20% for the six-month period ended March 31, 2004, and totaled $6.2 million as compared to $8 million for the same period in fiscal 2003, a decrease of $1.8 million. The decrease in revenues is due to a lower number of active contracts in the fiscal 2004 period, as well as the impact of a change in the estimated percentage of completion on several contracts. The level of new contract signings in fiscal 2002 and 2003 was lower than in previous years and, as a result, revenues have decreased as well. We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels in information technology products and services both in general and specific to the GIS industry.

Salaries, Wages and Related Benefits. Salaries, wages and related benefits include employee compensation for production, marketing, selling, and administrative and executive employees. Salaries, wages and related benefits decreased $720,000 and $1,602,000 for the three- and six-month periods ended March 31, 2004, respectively, as compared to the same period in fiscal 2003. The decrease was a result of reductions in our workforce related to reduced revenue volume, our decision to subcontract a portion of our production work to offshore subcontractors, and our use of domestic subcontractors to manage fluctuating labor needs.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services. The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts. Subcontractor costs increased $829,000 and $1,003,000 for the three- and six-month periods ended March 31, 2004, as compared to the same periods in fiscal 2003 due to our increased use of subcontractors on certain projects. A decrease in production salaries, wages and related benefits offset the increase.

Other General and Administrative Costs. Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased $15,000 and decreased $283,000 for the three- and six-month periods ended March 31, 2004, respectively, from the comparable periods in fiscal 2003. The decrease was a result of the implementation of controls, the reduced cost related to fewer locations and general and administrative employees, and lower professional fee expenses.

Depreciation. Depreciation decreased $60,000 and $119,000 in the second quarter of fiscal 2004 as compared to the fiscal 2003 quarter due to some equipment becoming fully depreciated. The replacement cost on computer equipment is significantly lower than the replaced items. Additionally, we have been able to upgrade existing equipment, which has minimized our need to purchase new equipment. Accordingly, depreciation expense has decreased in recent periods.

Severance and Related Costs. We incurred severance expense of $115,000 and $137,000 for the three- and six-month periods ended March 31, 2004, as compared to $54,000 and $307,000 for the same periods in fiscal 2003. The expense in the fiscal 2003 periods was incurred as a result of the termination of an employment contract that provided for a significant severance payment. Severance expense in the fiscal 2004 periods was incurred as a result of changes in several positions, but lower total expense.

Interest Expense. Interest expense increased $149,000 and $314,000 in the three- and six-month periods ended March 31, 2004 as compared to the same periods in fiscal 2003. We incurred non-cash interest expense related to the senior secured promissory note and the preferred convertible stock of $181,000 and $383,000 for the three- and six-month periods ended March 31, 2004, as compared to $28,000 and $56,000 for the same periods in fiscal 2003. The increase was a result of our adoption of SFAS No. 150 effective July 1, 2003, which required that the accretion, or the increase in the carrying value, of the preferred stock, to be classified as interest expense. Prior to July 1, 2003, the accretion was recorded as a charge to retained earnings. See Note 6. We incurred interest expense on the Note that is payable only upon conversion or maturity of the Note totaling $21,000 and $44,000 for the three- and six- month periods ending March 31, 2004, as compared to $25,000 and $50,000 for the same periods in fiscal 2003. The decrease was a result of the partial conversion of the Note in October 2003. Other interest expense is related to various other debt instruments.

Other Income (Loss). Other income (expense) is incurred as a result of the increase or decrease in the fair market values of the derivative features of the Note that change proportionately with the change in the market value of our common stock. This income or expense is non-cash and non-operational in nature. We recorded other income totaling $56,000 and $3,000 for the three- and six-month periods ending March 31, 2004, as a result of the decrease in the fair market value of the derivative features of the Note at the end of each period. We recorded other expense totaling $402,000 and $338,000 as a result of the increase in the fair market value of these features for the comparable periods in fiscal 2003.

Income Taxes. Federal income tax expense for fiscal year 2004 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three- and six-months ended March 31, 2004 and 2003. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three and six months ended March 31, 2004, and 2003.

Net Loss. Our net loss of $902,000 in the second quarter of fiscal 2004 was $363,000 lower compared to the $1,265,000 net loss from the same quarter of fiscal 2003. The lower net loss is principally a result of the other expense incurred in the second quarter of fiscal 2003 as a result of marking the derivative features of the Note to fair value. Our net loss of $2,203,000 in the first six months of fiscal 2004 was slightly higher than the $2,029,000 net loss incurred in the six month 2003 period principally due to the lower level of revenue in 2004 period.

Liquidity and Capital Resources

Table Of Contractual Obligations. Below is a schedule (by period due) of the future payments (in thousands) which we are obligated to make based on agreements in place as of March 31, 2004. The Note which matures in 2005, carries a mandatory redemption clause that provides for its conversion into Common Stock at the then-current conversion rate. See Note 5.

	Six months ending September 30	Fiscal year ending September 30			Total
	2004	2005	2006	2007
Operating Leases	$158	$116	—	—	$274
Debt	38	1,752	—	—	1,790
Preferred Stock redemption	—	800	—	1,851	2,651

Total	$196	$2,668	—	1,851	$4,715

To meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers. To meet our long-term cash requirements, we must complete certain projects in fiscal 2004 and 2005 that are related to the balance of revenues in excess of billings at March 31, 2004, in order to generate sufficient cash flow to fund operations and expenditures and to meet our debt requirements. We anticipate that the successful completion of these projects will reduce the balance of unearned revenue and generate cash sufficient to meet both our short-term and long-term debt obligations. We expect that we will be able to complete a majority of these contracts by December 31, 2004, but there can be no assurance that market conditions or other factors will not prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate. If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing with Tonga’s consent and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

We will be in default under the terms of the Note if the Registration Statement on Form S-3 filed with the SEC on December 30, 2003, is not declared effective on or before May 28, 2004.

Under the terms of the Note, it is an event of default if the Registration Statement filed with the SEC on December 30, 2004 is not declared effective on or prior to May 28, 2004 which is 150 days after its filing. If such an event of default were to occur, it is continuing, Tonga, may at any time at its option (a) declare the entire unpaid principal balance of the Note, together with interest accrued thereon, due and payable, and the Note will be accelerated without presentment, demand, protest or notice; (b) demand that we pay all or a portion of the Note at a price equal to the

Triggering Event Prepayment Price (as defined) which is the greater of (i) 130% of the aggregate principal amount of the Note and (ii) the product of the Conversion Price (as defined) at such time and the Per Share Market Value (as defined) of the common stock calculated as of May 28, 2004; (c) demand that the principal amount of the Note then outstanding and all accrued but unpaid interest be converted into shares of our common stock at a Conversion Price; or (d) exercise or otherwise enforce any one or more of Tonga’s rights under the Note, the other related documents or applicable law.

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

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. At March 31, 2004, our debt obligations included the Note with a face value of $1.7 million that is convertible into common stock upon its maturity in April 2005, redeemable preferred stock with a current redemption value of $2.24 million, and other miscellaneous borrowings. A mandatory redemption payment of $800,000 plus accrued dividends totaling $96,000 is due on December 28, 2004. We do not have a line of credit and we are generally restricted from additional borrowings or issuing additional equity securities without Tonga’s consent. Tonga also has a right of first refusal as to certain subsequent financings.

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

On December 28, 2004, we must redeem $800,000 of our preferred stock and pay $96,000 in accrued dividends. If we make the $800,000 mandatory redemption payment on or before December 27, 2004, the payment will redeem 571,428 of the 1,600,000 outstanding shares of preferred stock. The remaining 1,028,572 shares may be redeemed at $1.60 per share prior to December 28, 2005, on which date the redemption price increases to $1.80 per share. If we redeem the remaining outstanding shares on December 27, 2006, we will redeem 1,028,572 at $1.80 per share, totaling $1,851,429, plus accrued dividends.

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

On October 29, 2003, we received from Tonga a notice of conversion of $300,000 in principal amount of the Note. On November 6, 2003, we issued 241,936 shares pursuant to the conversion at a Conversion Price of $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. We also issued 19,522 shares at the same conversion price in payment of $24,208 accrued interest on the converted principal. The $2 million note was exchanged for the shares and a $1.7 million note bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

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

Our cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting, an “account receivable” is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. “Revenues in excess of billings” occur when we perform under a contract even though a billing event has not been triggered. “Billings in excess of revenues” occur when we receive an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At March 31, 2004, we had multiple contracts with four customers that represented 86% (46%, 18%, 12% and 10%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2004 and the first fiscal quarter of 2005 such that the majority of revenue in excess of billings for these customer contracts will be collected and generate cash during those fiscal periods.

Our operating activities used $1,313,000 cash during the first six months of fiscal 2004, compared to $326,000 in the same period in fiscal 2003. We collected $1.2 and $2.1 million previously earned but not billed revenue during the six months ended March 31, 2004 and 2003, respectively.

We purchased equipment totaling $3,000 in the six months ended March 31, 2004 as compared to purchases totaling $131,000 in the six months ended March 31, 2003. We made principal payments on notes payable totaling $36,000 and $235,000 in the six months ended March 31, 2004 and 2003, respectively. Our final bank debt payment of $175,000 is included in the fiscal 2003 total.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under Note 8, “Litigation and Other Contingencies”, to the Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.1	Employment Agreement dated March 22, 2003, by and between Analytical Surveys, Inc. and Wayne Fuquay (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b) Reports on Forms 8-K:

Current Report on Form 8-K filed on January 6, 2004 announcing the Company’s Year-End Results

Current Report on Form 8-K filed on January 7, 2004 announcing the Company’s Provision of an Update On Auditor Opinion

Current Report on Form 8-K filed on January 29, 2004 announcing the Resignation of the Company’s President and CEO

Current Report on Form 8-K filed on February 18, 2004 announcing the Company’s First Quarter Results for Fiscal 2004

Current Report on Form 8-K filed on April 1, 2004 announcing the appointment of Wayne Fuquay as the Company’s CEO

Current Report on Form 8-K filed on April 28, 2004 announcing the return of Hamid Akhavan to the Company and being named Senior Vice President of Operations

Current Report on Form 8-K filed on April 28, 2004 announcing New Braunfels Utilities (NBU) has recently received from ASI a pilot data delivery that encompasses electric, water, wastewater and utility easements data

Current Report on Form 8-K filed on May 13, 2004 announcing City Public Services (CPS) awarded ASI a two-year contract for the drafting, scanning and plotting of utility features for the CPS Fossil Generation Department.

Current Report on Form 8-K filed on May 17, 2004 announcing restatement of Fiscal 2002 and 2003 for non-cash and non-operating income and expense.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Analytical Surveys, Inc. (Registrant)

Date: May 17, 2004	/s/ Wayne B. Fuquay

Wayne B. Fuquay Chief Executive Officer

Date: May 17, 2004	/s/ Lori A. Jones

Lori A. Jones Chief Financial Officer