Form 10-K/A
period 2003-09-30
ANALYTICAL SURVEYS INC
filed 2004-08-12
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A for the year ended September 30, 2003 and 2002 is being filed to restate our financial statements to properly account for a conversion feature of our convertible senior secured note and related warrants that were issued on April 2, 2002, and to correct the diluted number of shares outstanding for certain periods in fiscal 2002 (see Note 16 to the consolidated financial statements), as well as for the purposes of enhancing our disclosure after discussions with the Staff of the Securities and Exchange Commission. Except as noted below, this Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated our Annual Report on Form 10-K/A in its entirety.

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

On April 12, 2004, Mr. Hamid Akhavan replaced Mr. Tom Bannon as Senior Vice President of Operations. Mr. Akhavan was previously employed by us and held various senior level positions in both operations and sales from 1984 until January 2004. He has provided consulting services to us since January. We believe our choice of Mr. Akhavan as Senior Vice President of Operations provides us with an experienced senior executive who is strongly versed in the operational management aspects of our organization and who has established strong customer relationships critical to our future success.

On May 28, 2004, an event of default was triggered under our $1.7 million senior secured promissory note (the “Second Note”) held by Tonga Partners, L.P. (“Tonga”) when our Registration Statement on Form S-3 filed with the SEC on December 30, 2003 to register shares of our common stock that were issued or are issuable upon conversion of the $2.0 million senior secured convertible promissory note issued to Tonga on April 2, 2002 (the “Old Note”) and upon exercise of a warrant to purchase 500,000 shares of our common stock (the “Warrant”) was not declared effective by the SEC. On June 30, 2004, the event of default was cured when we restructured the Second Note. The restructured $1.7 million senior secured promissory note (the “Restructured Note”) bears interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003. The principal amount of the Restructured Note, together with accrued and unpaid interest, is due and payable at Tonga’s option in cash or shares of our common stock on January 2, 2006. Tonga may, however, convert the Note for shares of our common stock at any time. In connection with the Restructured Note, Tonga waived accrued interest through November 4, 2003, which totaled $134,000. Tonga also waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant and canceled the Warrant. Pursuant to the terms of the Restructured Note, we are required to register 2,500,000 shares of common stock, including the 261,548 shares that were issued to Tonga on November 7, 2003 in Tonga’s partial conversion of the Old Note. Tonga may accelerate the Restructured Note if a Registration Statement registering 2,500,000 shares is not declared effective by the SEC on or before September 28, 2004, and demand a cash payment equal to 100% of the principal amount of the Restructured Note.

In June 2004, we redeemed 1,341,100 shares of our Series A Redeemable Preferred Stock for approximately $252,000. On March 31, 2004, the carrying value of the redeemed shares totaled approximately $1,446,000 and accrued dividends on those shares totaled approximately $170,000. The early redemption reduced the mandatory payment due on December 27, 2004, to the holders of the preferred stock from $800,000 to $129,450. On March 31, 2004, the redemption value of the redeemed shares totaled approximately $1,877,500.

On June 30, 2004, the Company, in cooperation with Intergraph Corporation, was awarded a $2.9 million contract for the final “roll-out” phase of the Puerto Rico Electric Power Authority (PREPA) AIRe project. The purpose of the project is to help PREPA, the electrical service provider for the island of Puerto Rico, to create a system to allow it to improve customer service and reduce costs. The Company will provide additional field collection and data conversion services, including customer to transformer connectivity for the Outage management System, and meter collection field services to capture and deliver a Customer Information System to meter connectivity.

PART I

Item 1. Business

Overview

Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”), formed in 1981, provides customized data conversion, spatial data management and technical services for the geographic information systems market. Geographic information systems (“GIS”) consist of computer software, hardware, data, and personnel that are designed to help manipulate, analyze, and present information that is tied to a spatial (geographic) location. GIS information benefits users in various ways. Business and industry rely on GIS to promote enhanced infrastructure management, decision support for planning and analysis, and to provide focused development of operational needs based on efficient modeling techniques. Such systems are used by federal, state and local governments, utilities, telecommunications companies, emergency services, and other businesses to present multi-dimensional information about the physical location and characteristics of their diverse assets. We help customers by transforming or updating raw, often confusing information from multiple sources (maps, blueprints, construction drawings, databases, aerial photography, field inventory of asset attributes, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation on which organizations can rely to make better decisions with speed and confidence. We have historically targeted our services to utilities and state and local governments, and are implementing strategies to expand the range of GIS-related spatial data management and technical services offered to these markets.

We believe that the market for GIS systems and GIS-related services has grown due to growing awareness of the benefits of GIS technology coupled with lower hardware prices and increased software capability. Our customers today use GIS technology to:

•	improve network operations business processes to reduce operating expenses;.

•	improve corporate customer information processes that capture, report and monitor information related to usage, billing, payments, order processing, special service requests, and records documentation. The goal is to enable improved customer service satisfaction ratings and to meet and exceed the expectations and/or requirements of regulatory agencies; and

•	access and update accurate information regarding the location, condition, and function of physical assets in support of operations and maintenance of facilities. Considerations include monitoring device and equipment performance, establishing inspection schedules and priorities, developing corrective actions necessary to remedy identified unsatisfactory performance, and ensuring update of enterprise information systems.

We believe that GIS outsourcing is a growing tendency that enables our customers to focus on their core competencies. We expect this trend provides us with the opportunity to leverage our GIS expertise into longer-term program contracts to maintain existing GIS systems in addition to our traditional contracts to build new GIS systems. Many utilities invested in GIS technology in the late 1990s resulting in improvements in operations and customer service levels. Our belief is that while many of these same companies desire new levels of improvement and maintenance of quality information, they are challenged to do so because of the cost of training and retaining highly specialized GIS technicians. We are GIS specialists and we believe that we are well positioned to provide such specialized services to these companies.

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

Global economic conditions has slowed the rate of growth in the GIS market since 2000. It is our belief that there will be delays in growth consistent with other technology-related companies until our utility customers resume significant spending on information technology products and services, but there is no guarantee that such spending will resume. Newer competition, primarily from service firms with a large labor content in India, has resulted in lower margins and increased competition in the industry. The technologies utilized by our GIS customer base continue to advance and demand a current and accurate depiction of their spatially located assets. We believe, therefore, that the long-term outlook for the GIS industry is positive and that we are well positioned to serve evolving customer needs.

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

Customers

We derive revenues primarily from two core markets: utilities and state and local governments. We also serve commercial businesses. Four of our current customers accounted for 68% of our consolidated revenues in fiscal 2003 (KeySpan Corporate Services LLC (20%), Logica, Inc. (13%), Michigan Consolidated Gas Company (17%), and Worldwide Services, Inc. (a division of Intergraph) (18%)). All four of these customers fall within our utility market. One customer, Worldwide Services, Inc., accounted for 58% of total accounts receivable and revenue in excess of billings at September 30, 2003. The loss of any of these customers would have a material adverse effect on us. See “Risk Factors — Our customer contracts may be adversely modified, changed or terminated prior to the expiration of the contract terms” and “—Our business comes from two core markets and adverse changes in those markets could cause a reduction in the demand for our services,” and note 10—”Concentrations of Credit Risk”.

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

RISK FACTORS

In addition to the other information set forth in this Form 10-K/A, the issues and risks described below should be considered carefully in evaluating our outlook and future.

Our cash flow may be insufficient to meet our operating and capital requirements.

We currently do not have a line of credit with any lender and rely solely on cash flow from operations to fund future operations and expenditures. There is no assurance that the cash flow from operations will be sufficient to meet our capital requirements. We must convert accounts receivable and amounts earned not billed to cash in excess of our operating expenses in order to meet our debt payments . On or before December 27, 2004, we must redeem in cash approximately $800,000 of our preferred stock. The terms of our $1.7 million aggregate principal amount senior secured convertible promissory note (the “Note”) restricts our ability to secure additional debt and also contains immediate call provisions for event that are outside our control, and which, if triggered and exercised, would accelerate the Note and change the terms from being solely convertible to Common Stock at maturity to being immediately payable in cash. At December 1, 2003, the value of the unconverted portion of the Note plus accrued interest totaled $1,841,000. If a default provision was triggered and Tonga Partners, L.P. (“Tonga”), the holder of the Note, did not waive such default but demanded repayment of the Note plus accrued interest in cash, it would be difficult for us to meet this and other debt payments as well as fund our operations. If we do not have the cash flow necessary to meet our operating and capital requirements, we will be in violation of the agreement with Tonga and we would be forced to obtain additional financing with Tonga’s consent and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

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

The successful implementation of our turnaround efforts requires the cooperation of customers, subcontractors, vendors, lenders, outside professionals and employees. There can be no assurance that the specific strategies designed to return our operations to profitability and positive cash flow can be implemented to the extent and in the timeframe planned. We have implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ourselves for profitable operations. Delays and difficulties in achieving sales targets, realizing cost savings, retaining employees and other turnaround efforts could result in continued operating losses and a decrease or loss in the value of your investment.

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

We experience quarterly variations in our operating results due to external influences beyond our control, such variations could result in a decreased stock value.

Our quarterly operating results vary significantly from quarter to quarter, depending upon factors such as the following:

•	The timing of customers’ budget processes. Our customers have greatly reduced purchasing of technology solutions over the past four years, This reduction, broadly reflective of technology spending in general, may create a large demand for additional resources in the future in order to update aging systems

•	Slowdowns or acceleration of work by customers. Our contracts are generally scheduled for completion over many months or perhaps years. If delivery schedules are accelerated or delayed, our revenues may fluctuate accordingly. Costs generally increase when a schedule is lengthened due to the additional management and administrative costs associated with a longer project.

•	The impact of weather conditions on the ability of our or subcontractors to obtain satisfactory aerial photography or field data. Some of the data is collected in the field at the customer’s location. Winter weather conditions and other adverse weather can greatly impact our ability to collect data bundles and thereby generate revenue. Similarly, cloudy conditions or snow cover impacts the collection of accurate aerial photography.

•	Fluctuations in the price of our common stock as we record non-cash and non-operating income or expense each quarter as a result of the increase or decrease in the fair value of the derivative features of the Note.

For these reasons, period-to-period comparisons of our results of operations are not and will not be necessarily a reliable indication of future performance. The fluctuations of our operating results could result in a decreased value of our stock. We also could experience inconsistent quarterly revenues as a result of general weak economic conditions as customers defer projects or cancel planned expenditures.

We may need to invest in research and development to remain competitive and obtain new business.

We have devoted significant resources to developing and acquiring specialized data collection and conversion hardware and software. In order to remain competitive, we must continue to select, invest in, acquire and develop new and enhanced technology on a timely basis. If competitors introduce new products and services embodying new technologies, or if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may be unable to obtain new business or maintain existing business. There can be no assurance that we will be successful in these efforts or in anticipating developments in data conversion technology.

We may be unable to protect our proprietary rights, permitting competitors to duplicate our products and services.

We do not have any patent protection for our products or technology. Third parties could independently develop technology similar to ours, obtain unauthorized access to our proprietary technology or misappropriate technology to which we have granted access.

Because our means of protecting our intellectual property rights may not be adequate, it may be possible for a third party to copy, reverse engineer or otherwise obtain and use our technology without authorization. Unauthorized copying, use or reverse engineering of our products could result in the loss of current or future customers.

Our business comes from two core markets and adverse changes in those markets could cause a reduction in the demand for our services.

We derive our revenues primarily from two core markets, utilities and state and local governments. The ongoing consolidation and reduced technology budgets of the utilities industry has and may continue to increase competition and reduce profitability for the GIS services projects of current and potential customers. Also, to the extent that utilities remain regulated, legal, financial and political considerations may constrain the ability of utilities to fund geographic information systems. Many state and municipal entities are subject to legal constraints on spending, and a multi-year contract with any such entity may be subject to termination in any subsequent year if the entity does not choose to appropriate funds for such contracts in that year. Moreover, fundamental changes in the business practices or capital spending policies of any of these customers, whether due to budgetary, regulatory, technological or other developments or changes in the general economic conditions in the industries in which they operate, could cause a material reduction in demand by such customers for the services we offer. Any such reduction in demand could have a significant adverse impact on our net revenue levels.

The unavailability of a skilled labor force may hinder our ability to produce accurate, cost-effective solutions to meet the terms of our contracts.

Our business is labor-intensive and requires trained employees. We compete for qualified personnel against numerous companies, including more established companies with significantly greater financial resources than ours. Our business, financial condition and results of operations could be materially adversely affected if we are unable to hire qualified personnel or if we are unable to retain qualified personnel in the future. High turnover among our employees could increase our recruiting and training costs, could affect our ability to perform services and earn revenues on a timely basis and could decrease operating efficiencies and productivity. In addition, a significant portion of our costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could increase our other general and administrative costs and thereby reduce our net income.

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

A portion of our sales is the result of referrals derived, either directly or indirectly, from engineers, software developers and consultants in the GIS industry. We believe that our continued success in the GIS services market is dependent, in part, on our ability to maintain current relationships and to cultivate additional relationships with other industry participants. Such participants could acquire a GIS data collection or data conversion business or businesses or form other relationships with our competitors. There can be no assurance that relationships with GIS consultants will continue to be a source of business for us. Our inability to maintain such relationships or to form new relationships could reduce our ability to obtain new business and maintain existing business, thereby reducing our revenue.

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

Pursuant to the Note and the purchase agreement executed in April 2002, Tonga has the right to appoint a majority of our Board of Directors. Accordingly, Tonga has the power to effectively control the election of our directors and to influence the outcome of various corporate actions requiring shareholder approval. This control could discourage a third party from seeking to acquire us even if an acquisition would be beneficial to our stockholders. All three outside members of our current Board of Directors are Tonga appointees.

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

Our backlog has been impacted by changes in macroeconomic and industry market conditions. These conditions, first encountered in fiscal 2000 and which have continued through fiscal 2003, include interest rate and exchange rate stability, public sector spending levels, and the size of investment spending,. We believe these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, and increased competition from companies with offshore operations. Backlog increases when new contracts are signed and decreases as revenues are recognized. The changes in macroeconomic and industry market conditions have resulted in a reduction of the execution of new contracts and the renewal of expiring contracts, thus causing a decrease in our backlog. At September 30, 2003, backlog was $7.9 million, $7 million of which we expect to fill in fiscal 2004. Backlog at September 30, 2002 was $19.5 million.

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

Results Of Operations

The following table sets forth, for the fiscal years ended September 30, 2003, 2002 and 2001, selected consolidated statement of operations data expressed as a percentage of sales:

	2003	2002	2001
	(As restated)	(As restated)
Percentage of Sales:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	59.6	68.6	61.1
Subcontractor costs	23.6	19.0	20.2
Other general and administrative	31.6	28.9	25.8
Bad debts (recoveries)	(0.2)	0.3	4.3
Depreciation and amortization	3.2	4.8	7.0
Severance and related costs	2.7	0.5	0.5
Gain on sale of assets	—	—	(8.7)

Earnings (loss) from operations	(20.5)	(22.1)	(10.2)
Other income (expense), net	1.9	(0.3)	(7.5)
Gain of extinguishment of debt	—	61.4	0.7

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(22.4)	39.0	(17.0)
Income taxes (benefit)	—	(6.5)	6.8

Net earnings (loss) before cumulative effect of a change in accounting principle	(22.4)	45.5	(23.8)
Cumulative effect of a change in accounting principle	—	(18.6)	—

Net earnings (loss)	(22.4)%	26.9%	(23.8)%

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

Under the terms of the Note and related Note and Warrant Purchase Agreement and pursuant to an extension granted by Tonga, we are required to register the shares underlying the Note and warrants by December 31, 2003. Tonga may accelerate the Note if a Registration Statement is not declared effective by the Securities and Exchange Commission (“SEC”) by May 29, 2004, and demand a cash payment equal to 130% of the principal amount of the Note. If Tonga demands such cash payment, we will be forced to liquidate assets and use the proceeds to repay Tonga.

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

We must collect at least $800,000 in excess of our operating expenses by collecting our accounts receivable or by collecting amounts earned not billed in order to meet the requirements of the mandatory redemption payment. If we make the $800,000 mandatory redemption payment on or before December 28, 2004, the payment will redeem 571,428 of the 1,600,000 outstanding shares of preferred stock. The remaining 1,028,572 shares may be redeemed at $1.60 per share until December 28, 2005, on which date the redemption price increases to $1.80 per share. If we redeem the remaining outstanding shares on December 27, 2006, we will redeem 1,028,572 at $1.80 per share, totaling $1,851,429, plus accrued dividends.

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

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At September 30, 2003, we had multiple contracts with four customers, each of which accounted for 68% of our consolidated revenues in fiscal 2003. One customer, Worldwide Services, Inc. (a division of Intergraph) accounted for 58% of total accounts receivable and revenue in excess of billings at September 30, 2003. At September 30, 2002, three customers represented 72% of the total balance of net accounts receivable and revenue in excess of billings (Worldwide Services, Inc. (43%), SchlumbergerSema (17%) and Michigan Consolidated Gas Company (12%)). Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2004 such that revenue in excess of billings for these customer contracts will begin to decline.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with U.S. generally accepted accounting principles.

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

KPMG LLP

San Antonio, Texas

December 22, 2003, Except as to Note 16 which is as of May 13, 2004 and except as to paragraphs three and four of Note 17 which are as of June 30, 2004.

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

The Note has a face value of $2.0 million and is convertible at any time into Common Stock at a price (“Conversion Price”) equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. If at the time of conversion of the note, the price of the Common Stock has dropped below $4.00 per share, the number of shares of Common Stock issuable upon conversion of the Note and upon exercise of the warrants would increase. Similarly, if we issue shares of Common Stock at a price of less than $4.00 per share, the Conversion Price and the exercise price decrease to that lower price, and the number of shares issuable under the note and the warrants would therefore increase. Accordingly the Conversion Price and number of shares issuable upon conversion of the Note will vary in accordance with the changes in the closing bid price of our Common Stock. In any event, the number of shares issuable upon full conversion of the note must constitute at least 38% of the issued and outstanding shares, on a fully diluted basis, as of the date of full conversion. Additionally, the number of shares issuable upon conversion of the Note and exercise of the warrants are to be no less than 55% of the outstanding Common Stock (unless Tonga exercises the warrants in a cashless exercise where Tonga uses the value of some of the warrants to pay the exercise price for other warrants, and surrenders for cancellation a portion of the warrant representing the number of unissued shares of warrant stock which are equal to the quotient obtained by dividing (a) the product obtained by multiplying the warrant price by the number of shares of warrant stock being purchased upon such exercise by (b) the closing bid price of our common stock on the date of such exercise, with a net number of shares issued to Tonga in lieu of any cash payment). At the time of conversion, any unpaid interest is to be paid in shares of Common Stock.

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

The carrying value of the senior secured convertible note is $1.83 million at September 30, 2003 and represents the cash received of $2.0 million less the estimated fair value of the warrants and conversion option of $200,000 and $136,000, respectively, which is recorded as long-term liabilities (“Fair value of derivatives—related party”) . The carrying value of the senior secured convertible note is being accreted to the face amount by charges to interest expense through the maturity date.

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

On November 6, 2003, we issued 261,458 shares of our Common Stock pursuant to the partial conversion of the $2.0 million in principal amount senior secured convertible promissory note (the “Old Note”). The shares were issued at a price of $1.24 for an aggregate conversion of $300,000 of principal payable and $24,208 of interest payable. The Old Note was exchanged for the shares and a $1.7 million senior secured promissory note bearing the same terms (the “Second Note”). The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

On May 28,2004, an event of default was triggered under the Second Note when our Registration Statement on Form S-3 filed with the SEC on December 30, 2003 to register shares of our common stock that were issued or are issuable upon conversion of the Old Note and upon exercise of a warrant to purchase 500,000 shares of our common stock (the “Warrant”) was not declared effective by the SEC. On June 30, 2004, the event of default was cured when we restructured the Second Note. The $1.7 million in principal amount restructured note (the “Restructured Note”) bears interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003. The principal amount of the Restructured Note, together with accrued and unpaid interest, is due and payable at Tonga’s option in cash or shares of our common stock on January 2, 2006. Tonga may, however, convert the Note for shares of our common stock at any time. In connection with the Restructured Note, Tonga waived accrued interest through November 3, 2004, which totaled $134,000. Tonga also waived its rights to assess liquidated damages pursuant to the Second Note. In addition, Tonga relinquished its rights under the Warrant and canceled the Warrant. Pursuant to the terms of the Restructured Note, we are required to register 2,500,000 shares of common stock, including the 261,548 shares that were issued to Tonga on November 7, 2003 in Tonga’s partial conversion of the Old Note. Tonga may accelerate the Restructured Note if a Registration Statement registering 2,500,000 shares is not declared effective by the SEC on or before September 28, 2004, and demand a cash payment equal to 100% of the principal amount of the Restructured Note.

In June 2004, we redeemed 1,341,100 shares of our Series A Redeemable Preferred Stock for approximately $252,000. On March 31, 2004, the carrying value of the redeemed shares totaled approximately $1,446,000 and accrued dividends on those shares totaled approximately $170,000. The early redemption reduced the mandatory payment due on December 27, 2004, to the holders of the preferred stock from $800,000 to $129,450. On March 31, 2004, the redemption value of the redeemed shares totaled approximately $1,877,500.

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

Thomas W. Bannon, 39, senior vice president—operations. Mr. Bannon joined the Company in October 2001 as senior vice president—operations. From May 1997 to October 2001, Mr. Bannon held a number of management positions with SchlumbergerSema, formerly known as Convergent Group, a provider of end-to-end business transformation solutions, most recently as vice president and executive program director. From 1986 to May 1997, he held account and project managerial positions for Electronic Data Systems.

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

Code of Ethics

In July 2003 we adopted a code of ethics which our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization and which may be found on our website at www.anlt.com. We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

Item 11. Executive Compensation

Executive Officers

This table sets forth a summary of certain information regarding the compensation of our Chief Executive Officer, the other executive officers and one former executive officer whose salary and bonus exceeded $100,000 during fiscal 2003 (the “named executive officers”) for the fiscal years ended September 30, 2003, 2002, and 2001.

		Annual Compensation					Long Term Compensation Awards
Name and Title	Year	Salary		Bonus	Other Annual Compensation (1)		Stock Options (2)	All Other Compensation (3)
		$		$	$		#	$
J. Norman Rokosh President and Chief Executive Officer	2003 2002 2001	253,969 250,000 250,000		74,875 — 200,000	— — —		— 2,000 20,000	5,079 5,408 4,808	(3)

Lori A. Jones Chief Financial Officer	2003 2002 2001	88,269 — —	(4)	3,500 — —	— — —		25,000 — —	1,558 — —

Thomas W. Bannon Senior Vice President— Operations	2003 2002 2001	200,892 188,462 —	(5)	35,500 12,500 —	— 57,607 —	(6)	5,000 20,000 —	2,769 — —

Don Fryhover(7) Senior Vice President— Sales and Marketing	2003 2002 2001	163,453 143,494 —		20,000 17,500 —	— — —		5,000 4,000 —	— — —

(1)	Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns in any of the fiscal years reported, except as indicated.

(2)	Long term compensation consists only of stock options. There were no grants of restricted stock or payments from other long-term incentive plans, therefore columns for “Restricted Stock Awards” and “LTIP Payouts” are omitted. The number of securities underlying stock options has been adjusted to reflect the Company’s one-for-ten reverse stock split effected in October 2002.

(3)	Other compensation includes employer’s matching contributions to the 401(k) Incentive Savings Plan.

(4)	Ms. Jones annual compensation is $ 135,000. Ms. Jones joined the Company in January 24, 2003. Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2003.

(5)	Mr. Bannon became an executive officer of the Company on October 2, 2001. Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2003.

(6)	The amount shown above has been paid as reimbursement for expenses incurred in connection with the relocation of Mr. Bannon’s residence to San Antonio, Texas, the new location of our principal executive offices.

(7)	Mr. Fryhover became an executive officer of ASI on January 21, 2002. Compensation information included in the table represents his compensation for all of fiscal 2002 and 2003. Mr. Fryhover was no longer deemed an executive officer as of October 1, 2003.

Options/SAR Grants in Last Fiscal Year

This table sets forth certain information with respect to grants we made of stock options to our named executive officers during fiscal 2003. No stock appreciation rights (“SARs”) were granted to the named executive officers during fiscal 2003.

	Number of Securities Underlying Options Granted(1)	Percent of Total Options to Employees In Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value(2) at Assumed Annual Rates of Stock Appreciation for Option Term
Name					5% ($)	10% ($)
Lori A. Jones	20,000	50.00	0.72	02/19/13	9,056	22,950
	5,000	12.50	1.73	07/30/13	5,440	13,786
Thomas W. Bannon	5,000	12.50	1.80	08/06/13	5,660	14,344
Don Fryhover	5,000	13.84	1.73	09/27/12	5,440	13,786

(1)	All options vest equally at the end of each of four six-month periods. The number of securities underlying stock options has been adjusted to reflect our one-for-ten reverse stock split effected in October 2002.

(2)	“Potential Realizable Value” is calculated based on the assumption that the price of the Common Stock will appreciate at the rates shown. The 5% and 10% assumed rates are mandated by the rules of the Securities Exchange Commission and do not reflect our estimate or projection of future stock prices. Actual gains, if any, realized upon future exercise of these options will depend on the actual performance of the Common Stock and the continued employment of the named executive officer through the vesting period of the option.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

This table provides certain information regarding the number and value of unexercised stock options at September 30, 2003. No options were exercised in 2003. As of that date, no SARs were outstanding.

	Number of Securities Underlying Unexercised Options at Fiscal Year End(1)		Value of unexercised In-the- Money Options at Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
J. Norman Rokosh	31,000	6,000	—	—
Lori A. Jones	5,000	20,000	4,150	12,450
Thomas W. Bannon	10,000	15,000	—	—
Don Fryhover	—	—	—	—

(1)	The number of securities underlying stock options has been adjusted to reflect our one-for-ten reverse stock split effected in October 2002.

(2)	The value of the unexercised in-the-money options is calculated using the closing bid price of our Common Stock on September 30, 2003, at $1.55 per share. Amounts reflected are based on the assumed value minus the exercise price and do not indicate actual sales or proceeds.

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

Effective July 10, 2001, we entered into a new employment agreement with Mr. Rokosh, providing for a base salary of $250,000. The agreement entitled Mr. Rokosh to receive a quarterly bonus of up to $65,000, as determined in the discretion of the Board of Directors, and reimbursement of certain expenses incurred in connection with the relocation of our corporate offices to San Antonio. Effective September 26, 2002, Mr. Rokosh’s quarterly bonus potential was reduced to $37,500. During fiscal 2003, Mr. Rokosh was paid a $50,000 bonus for the achievement of fiscal 2002 corporate goals and $24,375 for the achievement of fiscal 2003 corporate goals. The Compensation Committee considered the availability of cash and the overall stage of the Company when it adjudicated the payment of these bonuses. Mr. Rokosh also participates all other plans that we maintain for the benefit of our executives or employees in general. Mr. Rokosh’s employment agreement expired on September 30, 2003.

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

CEO Compensation. The compensation paid to Mr. Rokosh during fiscal 2003 is based upon the terms of his employment agreement. Such agreement is described under “Employment Contracts.” Pursuant to the terms of the employment agreement, Mr. Rokosh’s annual base salary for fiscal 2003 remained constant at $250,000. Mr. Rokosh’s base salary is designed to be competitive with salary levels of chief executive officers of similar companies that compete with us for executive talent and to be reflective of his performance and contribution to the Company. Mr. Rokosh is eligible for bonus compensation of up to $37,500 per quarter. The bonus is awarded at the discretion of the Board and is based upon the achievement of specific quantifiable objectives, some of which incorporate our overall performance. During fiscal 2003, Mr. Rokosh was paid a $50,000 bonus for the achievement of fiscal 2002 corporate goals, which were related to the acquisition of working capital. Mr. Rokosh was also paid $24,375 for the achievement of fiscal 2003 corporate goals that included the realignment of and reduction in the expense of corporate functions.

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

Term. The 2000 Recruitment Plan expires on September 8, 2010.

Item 13. Certain relationships and Related Party Transactions.

On April 2, 2002, Tonga Partners, L.P. (“Tonga”) invested $2,000,000 in ASI in exchange for the issuance of a senior secured convertible promissory note in the principal amount of $2,000,000 and the issuance of warrants to purchase 500,000 (subject to adjustment) shares of our Common Stock and the right to appoint a majority of our Board of Directors. The note is convertible at any time into Common Stock, and the warrants are exercisable at any time through April 2, 2007. One whole warrant entitles Tonga to acquire one share of Common Stock at an exercise price equal to 115% of the conversion price on the date of the exercise of the warrants. The conversion price is the amount equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of our Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for our Common Stock for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the date of the exercise of the warrants. Pursuant to the terms of the note and the warrants, if the total number of shares issuable upon full conversion of the note and exercise of all warrants constitutes less than 55% of the number of shares of Common Stock outstanding as of the date the note has been fully converted and the warrants have been fully exercised, we are obligated to issue additional shares of Common Stock to Tonga such that Tonga will own at least 55% of the issued and outstanding shares of Common Stock on a fully diluted basis. In addition, under the terms of the Note for a period of three years from the date of the note (until April 2, 2005), Tonga has the right to appoint a majority of the members of our Board of Directors. Currently, all three outside members of our Board are Tonga appointees. In addition, upon full conversion of the note and exercise of the warrants, Tonga will own a majority of our Common Stock thereby holding additional control of ASI.

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

The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

		3.0	Articles of Incorporation and By-Laws

		3.1	Articles of Incorporation, as amended (incorporated by reference to ASI’s Registration Statement on Form S-18, (Registration No. 2-93108-D)).

		3.3	By-Laws (incorporated by reference to ASI’s Registration Statement on Form S-18 (Registration No. 2-93108-D).

		3.3	Amendment to By-laws (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

		4.0	Instruments defining the rights of Security Holders including Indentures

		4.1	Form of Stock Certificate (incorporated by reference to ASI’s Registration Statement on Form S-18 (Registration No. 2-93108-D)).

		4.2	Convertible Senior Secured Promissory Note of Analytical Surveys, Inc., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

		4.3	Warrant to Purchase Shares of Common Stock of Analytical Surveys, Inc., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

		4.4	Registration Rights Agreement dated July 2, 1997, between ASI and Sol C. Miller (incorporated by reference to ASI’s Current Report on Form 8-K dated July 16, 1997, as amended on September 9, 1997).

		4.5	Note and Warrant Purchase Agreement dated as of March 21, 2002, by and between Analytical Surveys, Inc. and Tonga Partners, L.P. (incorporated by reference to ASI’s Current Report on Form 8-K dated March 22, 2002).

		4.6	Registration Rights Agreement by and between Analytical Surveys, Inc. and Tonga Partners, L.P., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

4.7	Second Amendment to the Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of February 27, 2003 (incorporated by reference to ASI’s Current Report on Form 8-K dated February 27, 2003).

4.8	Third Amendment to Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of August 1, 2003 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

4.9	Fourth Amendment to Registration Rights Agreement by and between the Company and Tonga Partners, L.P., a Delaware limited partnership, effective as of December 1, 2003.

4.10	Convertible Senior Secured Promissory Note of Analytical Surveys, Inc., dated November 4, 2003.

10.0	Material Contracts

10.1	Employment Agreement dated June 27, 1994 between ASI and Sidney V. Corder, Chief Executive Officer and President, (incorporated by reference to ASI’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.)

10.2	Stock Option Plan dated December 17, 1987 as amended on August 31, 1992 (incorporated by reference to ASI’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992.)

10.3	1993 Non-Qualified Stock Option Plan dated December 11, 1992 (incorporated by reference to ASI’s Proxy Statement dated January 11, 1993.)

10.4	Analytical Surveys, Inc. Incentive Bonus Plan (incorporated by reference to ASI’s Annual Report on Form 10-K for fiscal year ended September 30, 1992.)

10.5	1995 Non-Qualified Stock Option Plan dated August 22, 1995 (incorporated by reference to ASI’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.)

10.6	Real Estate Lease between MSE Realty, LLC and MSE Corporation, dated July 2, 1997 (incorporated by reference to ASI’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.)

10.7	Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, as amended and restated (incorporated by reference to ASI’s Proxy Statement dated January 8, 1998.)

10.8	Credit Agreement between ASI and Bank One, Colorado, N.A. dated June 3, 1998 (including Exhibits A-1, A-2, A-3, C D and E thereto) (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

10.9	Amendment No. 1 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of July 10, 1998 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

10.10	Amendment No. 2. To Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of October 20, 1998 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

10.11	Amendment No. 3 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of November 24, 1998 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

10.12	Employment Agreement dated July 10, 2000, between ASI and J. Norman Rokosh (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.13	Employment Agreement dated February 9, 2000, between ASI and Michael A. Renninger (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.14	Employment Agreement dated January 31, 2000 between ASI and David O. Hicks (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.15	Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and form of stock option agreement (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.16	Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.17	Analytical Surveys, Inc. Year 2003 Stock Option Plan and form of agreement (incorporated by reference to ASI’s Proxy Statement dated July 21, 2003, for its 2003 Annual Meeting).

		10.18	Amendment No. 4 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of January 1, 1999 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

		10.19	Amendment No. 5 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of November 24, 1998 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

		10.20	Amendment No. 6 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 30, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

		10.21	Amendment No. 7 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of August 1, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

		10.22	Amendment No. 8 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of September 8, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

		10.23	Amendment No. 9 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2000 (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

		10.24	Amendment No. 10 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of March 31, 2001 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

		10.25	Amendment No. 11 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of May 31, 2001 (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

		10.26	Employment Agreement dated July 10, 2001, between ASI and J. Norman Rokosh (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2001).

		10.27	Amendment No. 12 to Credit Agreement between ASI and BankOne, Colorado, N.A. dated as of December 28, 2001 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2001).

		10.28	Security Agreement by and between Analytical Surveys, Inc. and Tonga Partners, L.P., dated April 2, 2002 (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

		10.29	First Amendment to Employment Agreement dated September 26, 2002, between ASI and J. Norman Rokosh (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 2002).

		10.30	Employment Agreement dated January 20, 2003, by and between Analytical Surveys, Inc. and Lori Jones (incorporated by reference to Exhibit 10 to ASI’s Quarterly Report on Form 10-Q for the period ended December 31, 2002).

		10.31	First Amendment to Employment Agreement dated November 26, 2003, by and between Analytical Surveys, Inc. and Lori Jones.

		11.1	Statement Regarding Computation of Per Share Earnings

		14.1	Code of Ethics

		23.	Consent of KPMG LLP

		31.1	Section 302 Certification of Chief Executive Officer

		31.2	Section 302 Certification of Chief Financial Officer

		32.1	Section 906 Certification of Chief Executive Officer

		32.2	Section 906 Certification of Chief Financial Officer

b	)		Reports on Form 8-K filed during the quarter ended September 30, 2003.

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

Analytical Surveys, Inc.

By:	/s/ Wayne B. Fuquay	Date: August 12, 2004
Wayne B. Fuquay
President and Chief Executive Officer

By:	/s/ Lori A. Jones	Date: August 12, 2004
Lori A. Jones
Chief Financial Officer

By:	/s/ J. Livingston Kosberg	Date: August 12, 2004
J. Livingston Kosberg
Chairman of the Board

By:	/s/ Christopher D. Illick	Date: August 12, 2004
Christopher D. Illick
Director

By:	/s/ Christopher S. Dean	Date: August 12, 2004
Christopher S. Dean
Director