Form 10-Q
period 2004-06-30
ANALYTICAL SURVEYS INC
filed 2004-08-19
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2004, WAS 1,089,173.

Part I

Financial Information

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$982	$1,952
Accounts receivable, net of allowance for doubtful accounts of $100 at June 30, 2004 and September 30, 2003	4,009	3,029
Revenue earned in excess of billings	3,496	6,112
Prepaid expenses and other	187	166

Total current assets	8,674	11,259

Equipment and leasehold improvements, at cost:
Equipment	4,770	4,896
Furniture and fixtures	484	484
Leasehold improvement	267	267

	5,521	5,647
Less accumulated depreciation and amortization	(5,217)	(5,126)

Net equipment and leasehold improvements	304	521

Total assets	$8,978	$11,780

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	September 30, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$72	$74
Billings in excess of revenue earned	537	162
Accounts payable	1,101	2,504
Accrued liabilities	952	647
Accrued interest – related party	56	150
Redeemable preferred stock – current portion	129	—
Accrued payroll and related benefits	936	958
Fair value of derivative features – related party	119	207

Total current liabilities	3,902	4,702

Long-term debt:
Notes payable, less current portion	—	53
Long-term debt – related party	1,581	1,832
Redeemable preferred stock; no par value. Authorized 2,500 shares; 259 and 1,600 shares issued and outstanding at June 30 and September 30, respectively, (liquidation value $362 and $1,600 respectively, less current portion)	170	1,450

Total long-term debt	1,751	3,335

Total liabilities	5,653	8,037

Stockholders’ equity:
Common stock; no par value. Authorized 10,000 shares; 1,089 and 824 shares issued and outstanding at June 30 and September 30, respectively	33,374	32,839
Accumulated deficit	(30,049)	(29,096)

Total stockholders’ equity	3,325	3,743

Total liabilities and stockholders’ equity	$8,978	$11,780

See accompanying notes to consolidated financial statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
		(As restated)		(As restated)
Revenues	$3,340	$3,753	$9,569	$11,710

Costs and expenses
Salaries, wages and related benefits	1,444	2,112	4,840	7,110
Subcontractor costs	975	1,049	3,053	2,123
Other general and administrative	948	923	3,188	3,446
Depreciation and amortization	61	113	216	388
Severance and related costs	27	—	164	307

	3,455	4,197	11,461	13,374

Loss from operations	(115)	(444)	(1,892)	(1,664)

Other income (expense)
Interest expense, net	(185)	(56)	(615)	(172)
Other	75	428	79	142
Gain on early extinguishment of debt	1,475	—	1,475	—

	1,365	372	939	(30)

Earnings (loss) before income taxes	1,250	(72)	(953)	(1,694)
Income tax benefit	—	14	—	—

Net earnings (loss)	1,250	(58)	(953)	(1,694)

Accretion of discount and dividends on preferred shares	—	(174)	—	(568)

Net earnings (loss) available to common shareholders	$1,250	$(232)	$(953)	$(2,262)

Basic earnings (loss) per common share: available to common shareholders	$1.15	$(0.28)	$(0.99)	$(2.75)

Diluted earnings (loss) per common share: available to common shareholders	$0.67	$(0.28)	$(0.99)	$(2.75)

Weighted average common shares:
Basic	1,088	824	964	824
Diluted	1,858	824	964	824

See accompanying notes to consolidated financial statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2004

(In thousands)

(Unaudited)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balances at September 30, 2003	824	$32,839	$(29,096)	$3,743

Common stock issued pursuant to conversion of senior secured convertible note	261	324	—	324
Issuance of inducement stock options	—	27	—	27
Common stock issued pursuant to exercise of stock options	4	4	—	4
Contributed capital from issuance of note payable to related party	—	180	—	180
Net loss	—	—	(953)	(953)

Balances at June 30, 2004	1,089	$33,374	$(30,049)	$3,325

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
		(As restated)
Cash flow from operating activities:
Net loss	$(953)	$(1,694)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	216	388
Issuance of inducement stock options	27	—
Gain on extinguishment of debt	(1,475)	—
Accretion of interest expense on convertible debt—related party	84	84
Accretion of interest expense on preferred stock	385	—
Change in fair value of derivative features—related party	(78)	(63)
Loss (gain) on sale of assets	8	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	(980)	(297)
Revenue earned in excess of billings	2,616	2,257
Prepaid expenses and other	(21)	113
Billings in excess of revenue earned	375	(358)
Accounts payable and other accrued liabilities	(842)	(445)
Accrued payroll and related benefits	(22)	(558)

Net cash used in operating activities	(660)	(584)

Cash flows used in investing activities:
Purchase of equipment	(7)	(129)

Net cash used in investing activities	(7)	(129)

Cash flows used in financing activities:
Principal payments on long-term debt, net	(56)	(253)
Redemption of preferred stock	(251)	—
Issuance of common stock pursuant to exercise of options	4	—

Net cash used in financing activities	(303)	(253)

Net decrease in cash	(970)	(966)
Cash at beginning of period	1,952	3,114

Cash at end of period	$982	$2,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$20

Non-cash financing activities:
Issuance of common stock pursuant to conversion of debt	$324	$—

Capital contribution pursuant to restructured note	$180	$—

Accretion of preferred stock	$385	$500

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the accounting policies described in our annual report for the year ended September 30, 2003. The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended September 30, 2003.

The consolidated statements of operations and cash flows for the three and nine months ended June 30, 2003 have been restated to properly account for the beneficial conversion feature of our convertible senior secured note and related warrants that were issued on April 2, 2002. (See Note 5).

The restatements have the following impact on the consolidated statements of operations and cash flows for the three and nine months ended June 30, 2003:

	Three Months Ended June 30, 2003		Nine Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Interest expense	$(45)	$(56)	$(138)	$(172)
Other income	26	428	79	142
Total other income (expense)	(19)	372	(59)	(30)
Net loss	(449)	(58)	(1,723)	(1,694)
Net loss available to common shareholders	(623)	(232)	(2,291)	(2,262)

Basic loss per common share:
Net loss available to common shareholders	(0.76)	(0.28)	(2.78)	(2.75)

CONSOLIDATED STATEMENTS OF CASH FLOWS:
Net cash used in operating activities			$(566)	$(584)
Net cash used in financing activities			(271)	(253)

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of ASI, and its subsidiaries at June 30, 2004, the results of their operations for the three and nine months ended June 30, 2004 and 2003 and cash flows for the nine months ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature.

Revenue Recognition. We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of our contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by many factors that influence either the estimate of future productivity or the production cost per hour used to determine future costs. We recognize losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

Stock Based Compensation. As permitted by Statement on Financial Accounting Standards (“SFAS”) No. 123, we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation expense related to our stock option plans is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 148. This information has been estimated at the date of grant using the fair value method.

During the three and nine months ended June 30, 2004, we recognized approximately $24,700, and $27,000, respectively, in compensation expense related to inducement stock options that we granted to our Chief Executive Officer on March 22, 2004. The inducement options were not issued pursuant to our stock option plans. The options, which vest over a twelve-month period, provide for the purchase of 75,000 shares of common stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant. Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have decreased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
		(As restated)		(As restated)
	(in thousands)
Net earnings (loss) available to common shareholders as reported	$1,250	$(232)	$(953)	$(2,262)
Less: Pro forma option expense	14	46	44	148

Pro forma net earnings (loss)	$1,236	$(278)	$(997)	$(2,410)

Basic earnings (loss) per share, as reported	$1.15	$(0.28)	$(0.99)	$(2.75)
Less: Pro forma option expense	0.01	0.06	0.04	0.17

Pro forma basic earnings (loss) per share	$1.14	$(0.34)	$(1.03)	$(2.92)

Diluted earnings (loss) per share, as reported	$0.67	$(0.28)	$(0.99)	$(2.75)
Less: Pro forma option expense	0.01	0.06	0.04	0.17

Pro forma diluted earnings (loss) per share	$0.66	$(0.34)	$(1.03)	$(2.92)

2.	Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the effects of the potential dilution of outstanding options and warrants determined using the treasury stock method, as well as convertible debt on our common stock, determined using the if-converted method. We do not present diluted earnings per share for periods in which we incurred losses, as the effect of potentially dilutive shares is anti-dilutive.

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(As restated)		(As restated)
Basic
Income (loss) available to common shareholders	$1,250	$(232)	$(953)	$(2,262)

Weighted average shares	1,089	824	964	824

Net earnings (loss) per share available to common shareholders	$1.15	$(0.28)	$(0.99)	$(2.75)

Diluted
Income (loss) available to common shareholders	$1,250	$(232)	$(953)	$(2,262)
Effect of dilutive securities:
Interest on convertible debenture	49	—	—	—
Compensation expense	24	—	—	—
Change in fair value of derivative features	(75)	—	—	—

Net earnings (loss) available to common shareholders as adjusted	$1,249	$(232)	$(953)	$(2,262)

Weighted average shares—basic	1,089	824	—	—
Potential dilutive securities:
Assumed conversion of debt—related party	714	—	—	—
Assumed exercise of stock options	63	—	—	—

	1,866	824	964	824

Net earnings (loss) per share available to common shareholders	$0.67	$(0.28)	$(0.99)	$(2.75)

Securities excluded from the computation of diluted earnings (loss) per common share:
Options (1)	142	148	202	148
Warrant (1)	—	500	500	500
Common shares issuable upon conversion debt—related party (2)	—	2,857	1,755	1,743

Total	142	3,505	2,457	2,121

(1)	These securities have been excluded from the diluted earnings (loss) per common share calculation either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive.
(2)	The listed securities represent the number of shares issuable if the debt had been converted at the beginning of the period.

3. Impact of Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS 123”. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 on April 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only our disclosures and not our financial results. (See Note 1).

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 required the reclassification of our redeemable preferred stock as debt and future preferred stock dividends to be classified as interest expense. Effective July 1, 2003, we reclassified mandatorily redeemable shares that were issued prior to May 31, 2003 as liabilities. The total amount of the reclassification was $1.3 million.

4. Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows (in thousands).

	June 30, 2004	September 30, 2003
Accrued payroll	$424	$447
Accrued health benefits	287	205
Accrued vacation	225	306

Accrued payroll and related benefits	$936	$958

5. Debt

Our debt is summarized as follows (in thousands).

	June 30, 2004	September 30, 2003
Long-Term Debt
Senior secured convertible note—related party	$1,581	$1,832
Other	72	127
Redeemable preferred stock	299	1,450

	1,952	3,409
Less current portion	(201)	(74)

	$1,751	$3,335

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Old Note”) and a warrant (“Warrant”) to purchase 500,000 shares of our common stock (“Common Stock”) to Tonga Partners, L.P. (“Tonga”). The Old Note, which carried a face value of $2 million, matured on April 2, 2005, and accrued interest on its face value at an annual rate of 5.00%. Accrued interest was not payable in cash but was to be converted into Common Stock upon the Old Note’s voluntary conversion date or maturity. We recorded the Old Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the Warrant and the conversion feature, respectively, (“derivative features”) which were recorded as current liabilities.

On October 29, 2003, we received a notice of conversion from Tonga for $300,000 in principal of the Old Note. On November 6, 2003, we issued 241,936 shares at a conversion price equal to $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. We also issued 19,522 shares at the same conversion price for $24,208 of accrued interest on the converted principal. The Old Note was exchanged for the shares and a $1.7 million debenture (“Second Note”) bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

On May 28, 2004, an event of default was triggered under the Second Note when our Registration Statement on Form S-3 filed with the SEC on December 30, 2003 to register shares of our Common Stock that were issued or are issuable pursuant to the Old Note, the Second Note, and the Warrant was not declared effective by the SEC.

On June 30, 2004, the event of default was cured when we restructured the Second Note. The restructured $1.7 million senior secured convertible promissory note (the “Restructured Note”) bears interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003. The principal amount of the Restructured Note, together with accrued and unpaid interest, is due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006. Tonga may, however, convert the Restructured Note for shares of our Common Stock at any time. Tonga waived accrued interest on the Second Note through November 3, 2004, which totaled $134,000. Tonga also waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant and canceled the Warrant.

The carrying value of the Second Note immediately prior to execution of the Restructured Note was $1.616 million, which reflected the $1.7 million face value less an $84,000 unamortized discount. Additionally, immediately prior to the execution of the Restructured Note, the fair value of the Warrant totaled approximately $67,000, and the fair value of the conversion feature of the Second Note totaled approximately $62,000. As a result of the extended term of the Restructured Note, the estimated fair value of the conversion feature increased to approximately $119,000. We recorded the Restructured Note at $1.581 million reflecting a discount for the $119,000 estimated fair value of the conversion feature, which was recorded as a current liability. This transaction resulted in a net decrease in total liabilities of approximately $180,000. The decrease consisted of $134,000 waived interest, the $67,000 fair value of the canceled Warrant, and a $35,000 decrease in the carrying value of the Restructured Note, offset by a $57,000 increase in the fair value of the conversion feature. We recorded the $180,000 decrease in liabilities as a capital contribution pursuant to Staff Accounting Bulletin Topic 1:B.

Pursuant to the terms of the Restructured Note, we are required to register 2,500,000 shares of Common Stock, including the 261,548 shares that were issued upon the partial conversion of the Old Note on November 7, 2003. Tonga may accelerate the Restructured Note if a Registration Statement registering 2,500,000 shares is not declared effective by the SEC on or before September 28, 2004, and demand a cash payment equal to 100% of the principal amount of the Restructured Note.

Prior to the issuance of the Restructured Note, the carrying value of the Second Note was accreted to its face value as we recorded interest expense over its three-year term at a rate of $28,000 per fiscal quarter. The effective rate of interest on the Second Note was 12.5%. The $336,000 current liability was increased or decreased to reflect the fair value of the derivatives at the end of each fiscal quarter. The $1.581 million carrying value of the Restructured Note will be accreted to its face value as we record interest expense over the remaining eighteen-month term at a rate of approximately $20,000 per fiscal quarter. The effective interest of the Restructured Note is 12.14%. Additionally, the $119,000 current liability will be increased or decreased to reflect the fair value of the conversion feature at the end of each fiscal quarter.

The liability will be reduced to $0 upon maturity or other disposition of the Restructured Note, and we will recognize other income totaling $119,000 during the term of the Restructured Note, but not in accordance with the rate at which we record interest expense. The adjustments will result in other income or expense and will fluctuate in accordance with the changes in the fair value of our Common Stock. Accordingly, our quarterly results will vary in accordance with these fluctuations as we record non-cash expense or income as a result of the increase or decrease in the fair value of the derivative features.

The fair value of the derivative features of the Second Note decreased from $207,000 on September 30, 2003, and from $204,000 on March 31, 2004, to $129,000 on June 30, 2004, prior to issuance of the Restructured Note. Accordingly, we recorded other income totaling $75,000 and $78,000 for the three- and nine-month periods ended June 30, 2004. The fair value of the derivative features decreased from $246,000 on September 30, 2002, and from $584,000 on March 31, 2003, to $182,000 on June 30, 2003. Accordingly, we recorded other income totaling $402,000 and $64,000 for the three- and nine-month periods ended June 30, 2003.

The Restructured Note is convertible at any time into our Common Stock at a price (“Conversion Price”) equal to the least of (i) $4.00, (ii) 90% of the average closing bid prices of the Common Stock for the 90 trading days ending the trading date immediately preceding the closing date, and (iii) 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. Accordingly, the Conversion Price and number of shares issuable upon conversion of the Restructured Note will vary in accordance with the changes in the closing bid price of our Common Stock.

For illustration purposes, if the $1,700,000 Restructured Note had been converted in full on July 1, 2004, the Conversion Price would have been $1.50, and we would have issued 1,170,954 shares to redeem the principal and accrued interest. The Conversion Price would have been equal to 90% of the average closing bid prices of the Common Stock for the three trading days having the lowest closing bid price during the 20 trading days preceding July 1, 2004. Tonga would have owned approximately 60% of our outstanding shares immediately after such full conversion.

We are generally restricted from issuing additional equity securities without Tonga’s consent, and Tonga has a right of first refusal as to certain subsequent financings. The Restructured Note is secured by all of our assets. As part of the transaction, for a period of three years from the date of the Old Note, Tonga has the right to appoint a majority of our board of directors. Tonga has appointed three members to the Board and as a result, controls ASI. Should Tonga exercise its conversion rights under the Restructured Note, Tonga may own a majority of our Common Stock, thereby giving Tonga additional control over ASI.

6. Redeemable Preferred Stock

On December 28, 2001, we issued 1.6 million shares of no par value Series A Preferred Stock (“Preferred Stock”) with a face value of $3.2 million, pursuant to the extinguishment of a bank credit agreement (“Agreement”). We recorded this Preferred Stock at a fair market value of $300,000 as described below. In June 2004, we redeemed 1,341,100 shares of our Preferred Stock (“Shares”), or 84%, of the outstanding Shares. We paid the holders of the Shares $251,456 to redeem the Shares, which, on the redemption dates, were carried at approximately $1,535,000 plus accrued dividends totaling approximately $191,000, resulting in a gain of approximately $1,475,000. The early redemption reduced the mandatory redemption payment due in December 2004, to the holders of the Preferred Stock from $800,000 to $129,450. On June 30, 2004, the redemption value of the redeemed Shares totaled approximately $1,877,500.

At June 30, 2004, 258,900 shares of Preferred Stock are outstanding which are redeemable on or before December 28, 2006. Until December 27, 2004, we are entitled to redeem these shares at $1.40 per share, or $362,460. The redemption price increases $0.20 per year to $1.60 on December 28, 2004, $1.80 on December 28, 2005 and $2.00 on December 28, 2006.

On December 28, 2004, we must redeem $129,450 of the outstanding Preferred Stock. If we pay the $129,450 mandatory redemption payment on or before December 27, 2004, the redemption price will be $1.40, and we will redeem 92,464 shares of Preferred Stock. If we redeem the remaining outstanding shares on December 27, 2006, we will redeem 166,436 shares at $1.80 per share, totaling $299,585. The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation. Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock. Accrued dividends at June 30, 2004, totaled $37,540.

The carrying value for the outstanding Preferred Stock is approximately $299,000 at June 30, 2004. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that factored in market conditions for similar securities, the current economic climate and our financial condition and performance.

Until June 30, 2003, accretion was affected by a charge to retained earnings, and the rate of accretion approximates the interest method. We adopted SFAS No. 150 on July 1, 2003, which required the reclassification of the redeemable Preferred Stock as debt and future Preferred Stock dividends as interest expense. Effective July 1, 2003, we reclassified these mandatorily redeemable shares of Preferred Stock that were issued prior to May 31, 2003, as liabilities. The total amount of the reclassification was $1.3 million. Additionally, effective July 1, 2003, the accretion of the Preferred Stock is classified as interest expense.

7. Segment Information

We evaluate operations and make key strategic and resource decisions based on the operating results of our individual production centers. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We have presented segment data for the three- and nine-months ended June 30, 2003, for comparative purposes.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash and prepaid expenses (in thousands).

	Location A	Location B	Location C	Total	Non- Segment	Total
Three months ended June 30, 2004
Operations
Revenues	$1,942	$1,398	$—	$3,340	$—	$3,340
Income (loss) from operations	(333)	218	—	(115)	—	(115)
Interest expense, net	—	—	—	—	(185)	(185)
Other	—	—	—	—	75	75
Gain on extinguishment of debt	—	—	—	—	1,475	1,475

Net earnings						$1,250

Nine months ended June 30, 2004
Operations
Revenues	$5,801	$3,768	$—	$9,569	$—	$9,569
Income (loss) from operations	(2,293)	401	—	(1,892)	—	(1,892)
Interest expense, net	—	—	—	—	(615)	(615)
Other	—	—	—	—	79	79
Gain on extinguishment of debt	—	—	—	—	1,475	1,475

Net loss	—	—	—	—	—	$(953)

Assets at June 30, 2004
Segment assets	$5,308	$2,235	$—	$—	$—	$7,543
Non-segment assets	—	—	—	—	1,435	1,435

Consolidated assets	—	—	—	—	—	$8,978

	Location A	Location B	Location C	Total	Non- Segment	Total
Three months ended June 30, 2003
Operations
Revenues	$2,471	$1,282	$—	$3,753	$—	$3,753
Income (loss) from operations	(582)	145	(7)	(444)	—	(444)
Interest expense, net	—	—	—	—	(56)	(56)
Other	—	—	—	—	428	428
Income tax expense	—	—	—	—	14	14

Net loss						$(58)

Nine months ended June 30, 2003
Operations
Revenues	$6,958	$4,535	$217	$11,710	$—	$11,710
Income (loss) from operations	(1,988)	354	(30)	(1,664)	—	(1,664)
Interest expense, net	—	—	—	—	(172)	(172)
Other	—	—	—	—	142	142
Income tax expense	—	—	—	—	—	—

Net loss						$(1,694)

Assets at June 30, 2003
Segment assets	$7,929	$1,466	$—	$9,395	$—	$9,395
Non-segment assets	—	—	—	—	2,822	2,822

Consolidated assets	—	—	—	—	—	$12,217

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

We submitted to our insurance carrier legal bills for the defense of the proceedings initiated by the Claimants. Defense costs totaled approximately $2,100,000. On June 30, 2004, we accepted a $200,000 final payment from our insurance carrier as reimbursement of these defense costs for a total reimbursement of $1.8 million. Upon receipt of this final payment, we released our provision for defense costs, which resulted in a reduction to general and administrative expenses for the three months ended June 30, 2004 by approximately $234,000.

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

9. Concentration of Credit Risk

At June 30, 2004, we had multiple contracts with three customers that represented 75% (44%, 16%, and 15%, respectively) of the total balance of net accounts receivable and revenue earned in excess of billings. Revenues from these customers for the three-month period ended June 30, 2004 were 77% (16%, 28%, and 33%, respectively) of total revenue. Revenues from these and one other customer for the nine-month period ended June 30, 2004 were 81% (18%, 34%, 18% and 11%, respectively) of total revenue. Revenues from these four customers for the three-month period ended June 30, 2003 were 85% (24%, 31%, 11%, and 19%, respectively) of total revenue. Revenues from these four customers for the nine-month period ended June 30, 2003 were 67% (18%, 19%, 14% and 16%, respectively) of total revenue. At September 30, 2003, three of those customers represented 73% (58%, 7% and 8%, respectively) of the total balance of net accounts receivable and revenue earned in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2004 and the first quarter of fiscal 2005 such that the majority of revenue earned in excess of billings for these customer contracts will be collected.

10. Liquidity

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and we do not currently have a line of credit in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. Furthermore, the Restructured Note has certain immediate call provisions that are outside of our control, and if triggered and exercised, would make it difficult for us to meet accelerated debt payments. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, we have implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ASI for profitable operations. The consolidation of our production operations to two solution centers has resulted in lower general and administrative costs and improved operating efficiencies. Additionally, the relocation of our corporate headquarters has resulted in additional savings realized with a smaller corporate staff and efficiencies in occupancy and travel related expenses. We have reduced the size of our sales and marketing team, which, supplemented by key operations personnel, is pursuing market opportunities in both our traditional digital mapping and newly launched data management initiatives. We continue to focus on cost control as we develop the data management initiative. We have made several changes to our management team and strengthened our focus on operations and future strategies.

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

AND “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY’S STRATEGY, FUTURE SALES, FUTURE EXPENSES, FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-Q, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-Q. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1. BUSINESS—”RISK FACTORS” AND ELSEWHERE IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K/A, WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON THE COMPANY’S BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

Overview

Founded in 1981, we are a provider of data conversion and digital mapping services to users of customized geographic information systems (“GIS”). Since fiscal 2000, our operating results have been affected by a downturn in macroeconomic and industry market conditions and increased competition primarily from offshore competitors. These factors have resulted in a reduction of timely order flow and a corresponding reduction in revenue generated and continued operating losses. In response to reduced demand, we have reduced the size of our operations as well as our general and administrative functions. We added $2.5 million in new contracts during the quarter ended June 30, 2004. We must continue to enter into new contracts in order to achieve profitability.

Our operating results have also been adversely affected by litigation resulting from the restatement of our financial statements for fiscal 1999, requiring the use of both financial resources and management’s time and focus. The final claim against us related to this matter was resolved in December 2003 when an arbitration panel ruled in our favor.

Our former independent auditors issued a going concern qualification on our financial statements for each fiscal year since the fiscal 2000 results were reported. The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, was based on the significant operating losses reported beginning in 2000 and continuing through fiscal 2003 and a lack of external financing to fund working capital and debt requirements.

On May 28, 2004, an event of default was triggered under the Second Note when our Registration Statement on Form S-3 filed with the SEC on December 30, 2003 was not declared effective by the SEC. We filed the Registration Statement in order to register shares of our

Common Stock that were issued or issuable pursuant to the Old Note, the Second Note, and the Warrant. On June 30, 2004, the event of default was cured when we restructured the Second Note. The Restructured Note has a face value of $1.7 million and bears interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003. The principal amount of the Restructured Note, together with accrued and unpaid interest, is due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006. Tonga may, however, convert the Restructured Note into shares of our Common Stock at any time. In connection with the Restructured Note, Tonga waived accrued interest through November 3, 2004, which totaled $134,000. Tonga also waived its rights to assess liquidated damages pursuant to the Second Note. In addition, Tonga relinquished its rights under the Warrant and canceled the Warrant. Pursuant to the terms of the Restructured Note, we are required to register 2,500,000 shares of Common Stock, including the 261,548 shares that were issued to Tonga on November 7, 2003 in Tonga’s partial conversion of the Old Note. Tonga may accelerate the Restructured Note if a Registration Statement registering 2,500,000 shares is not declared effective by the SEC on or before September 28, 2004, and demand a cash payment equal to 100% of the principal amount of the Restructured Note.

The carrying value of the Second Note immediately prior to execution of the Restructured Note was $1.616 million, which reflected the $1.7 million face value less an unamortized discount totaling $84,000. Additionally, immediately prior to the execution of the Restructured Note, the fair value of the Warrant totaled approximately $67,000, and the fair value of the conversion feature of the Second Note totaled approximately $62,000. As a result of the extended term of the Restructured Note, the estimated fair value of the conversion feature increased to approximately $119,000. The Company recorded the Restructured Note at $1.581 million reflecting a discount for the $119,000 estimated fair value of the conversion feature, which was recorded as a current liability. The transaction resulted in net decrease in total liabilities totaling approximately $180,000 as a result of the revised terms of the debt. The decrease was recorded as contributed capital and was comprised of $134,000 waived interest, the $67,000 fair value of the canceled Warrant, and a $35,000 decrease in the carrying value of the Restructured Note, offset by a $57,000 increase in the fair value of the conversion feature.

The $1.581 million carrying value of the Restructured Note will be accreted to its face value as we record interest expense over the remaining eighteen-month term at a rate of approximately $19,000 per fiscal quarter. The effective rate of interest of the Restructured Note is approximately 12.14%. Additionally, The $119,000 current liability will be increased or decreased to reflect the fair value of the conversion feature at the end of each fiscal quarter.

The liability will be reduced to $0 upon maturity or other disposition of the Restructured Note, and we will recognize other income totaling $119,000 during the term of the Restructured Note, but not in accordance with the rate at which we record interest expense. The adjustments will result in other income or expense and will fluctuate in accordance with the changes in the fair value of our Common Stock. Accordingly, our quarterly results will vary in accordance with these fluctuations as we record non-cash expense or income as a result of the increase or decrease in the fair value of the derivative features.

In June 2004, we redeemed 1,341,100 Shares, or 84%, of our Preferred Stock. We paid the holders of the Shares $251,456 to redeem the Shares, which, on the redemption dates, were carried at approximately $1,535,000 plus accrued dividends totaling approximately $191,000, resulting in a gain totaling approximately $1,475,000. The early redemption reduced the mandatory payment due on December 27, 2004, to the holders of the Preferred Stock from $800,000 to $129,450.

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

Backlog increases when new contracts are signed and decreases as revenues are recognized. As of June 30, 2004, our backlog was $7.7 million, $1.5 million of which we expect to fill in the remaining three months of fiscal 2004. Backlog totaled $7.9 million at September 30, 2003 and $7.2 million at March 31, 2004. We believe backlog levels reflect changes in macroeconomic and industry market conditions. Adverse market conditions were first encountered in fiscal 2000 that have continued through fiscal 2004.

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

We streamlined our operations throughout fiscal year 2002 and 2003, and consolidated our four main production centers to two solution centers in Texas and Wisconsin. On January 2, 2003, we relocated our headquarters from Indianapolis, Indiana, to our lower-cost facility in San Antonio, Texas. Beginning in 2003 and through the first three quarters of fiscal 2004, we reduced the number of corporate and administrative staff by 40%, including a reduction in the number of highly compensated administrative personnel. We currently employ approximately 112 full-time employees. We have reduced our legal and professional fees as we settled litigation against the Company. On March 22, 2004 Wayne Fuquay was appointed President and Chief Executive Officer. Livingston Kosberg, our Chairman, had served as acting Chief Executive Officer since the resignation of Norman Rokosh on February 29, 2004. We have made several changes to our management team and strengthened our focus on operations and future strategies.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2004	2003		2004	2003
		(As restated)			(As restated)
PERCENTAGE OF REVENUES:	100.0%	100.0%		100.0%	100.0%
Revenues
Costs and expenses
Salaries, wages and related benefits	43.3	56.3		50.6	60.7
Subcontractor costs	29.2	28.0		31.9	18.1
Other general and administrative	28.4	24.6		33.3	29.5
Depreciation and amortization	1.8	2.9		2.3	3.3
Severance and related costs	0.8	—		1.7	—

	103.4	111.8		119.8	114.2

Loss from operations	(3.4)	(11.8)		(19.8)	(14.2)

Other income (expense), net	40.8	9.9		9.8	(0.2)
Income tax benefit	—	0.4		—	—

Net earnings (loss)	37.4	(1.5)		(10.0)	(14.4)
Accretion of discount and dividends on preferred shares	—	(4.7)		—	(4.9)

Net earnings (loss) available to common shareholders	37.4%	(6.2	) %	(10.0)%	(19.3)%

Three- and Nine-Months Ended June 30, 2004 and 2003

Revenues. We recognize revenues as services are performed. Our revenues decreased 11% and 18% or $.4 million and $2.1 million for the three- and nine-month periods ended June 30, 2004, the same periods in fiscal 2003, respectively. The decrease in revenues is due to a lower number of active contracts in the fiscal 2004 period. The level of new contract signings in fiscal 2002 and 2003 was lower than in previous years and, as a result, revenues have decreased as well. We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels in information technology products and services both in general and specific to the GIS industry.

Salaries, Wages and Related Benefits. Salaries, wages and related benefits include employee compensation for production, marketing, selling, and administrative and executive employees. Salaries, wages and related benefits decreased 32% or $.7 million and $2.3 million for the three- and nine-month periods ended June 30, 2004, respectively, as compared to the same periods in fiscal 2003. The decrease was a result of reductions in our workforce related to reduced revenue volume, our decision to subcontract a portion of our production work to offshore subcontractors, and our use of domestic subcontractors to manage fluctuating labor needs.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services. The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts. Subcontractor costs decreased $75,000 for the three-month period ended June 30, 2004 and increased $930,000 for the nine-month period ended June 30, 2004, as compared to the same periods in fiscal 2003, due to our increased use of subcontractors on certain projects. A decrease in production salaries, wages and related benefits offset the increase.

Other General and Administrative Costs. Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased slightly by $25,000 for the quarter ended June 30, 2004, as compared to the same fiscal quarter in 2003. Such costs decreased $258,000 for the nine-month period in fiscal 2004 as compared to the same period in 2003. The decrease was principally the result of the release of a reserve for legal fees relating to an arbitration hearing that was settled in our favor in December 2003. We settled our claim for defense costs with our insurer in June 2004, collected final payment, and released our provision for defense costs, which resulted in a reduction to general and administrative expenses for the three months ended June 30, 2004 by approximately $234,000.

Depreciation. Depreciation decreased $52,000 and $172,000 in the third quarter of fiscal 2004 as compared to the fiscal 2003 quarter due to some equipment becoming fully depreciated. The replacement cost on computer equipment is significantly lower than the replaced items. Additionally, we have been able to upgrade existing equipment, which has minimized our need to purchase new equipment. Accordingly, depreciation expense has decreased in recent periods.

Severance and Related Costs. We incurred severance expense of $27,000 and $164,000 for the three- and nine-month periods ended June 30, 2004, as compared to $ 0 and $307,000 for the same periods in fiscal 2003. The expense in the fiscal 2003 periods was incurred as a result of the termination of an employment contract that provided for a significant severance payment. Severance expense in the fiscal 2004 periods was incurred as a result of changes in several positions, but lower total expense.

Interest Expense. Interest expense increased $129,000 and $443,000 in the three- and nine-month periods ended June 30, 2004 as compared to the same periods in fiscal 2003. We incurred non-cash interest expense related to the senior secured promissory note and the Preferred Stock of $184,000 and $610,000 for the three- and nine-month periods ended June 30, 2004, as compared to $28,000 and $84,000 for the same periods in fiscal 2003. The increase was a result of our adoption of SFAS No. 150 effective July 1, 2003, which required that the accretion, or the increase in the carrying value, of the Preferred Stock, to be classified as interest expense. Prior to July 1, 2003, the accretion was recorded as a charge to retained earnings. See Note 6 to the Financial Statements. We also incurred interest expense on the Second Note that is payable only upon its conversion or maturity totaling $21,000 and $65,000 for the three- and nine- month periods ending June 30, 2004, as compared to $25,000 and $75,000 for the same periods in fiscal 2003. The decrease was a result of the partial conversion of the Old Note in November 2003. Other interest expense is related to various other debt instruments.

Other Income (Expense). Other income (expense) is incurred as a result of the increase or decrease in the fair market values of the derivative features of the Second Note that change proportionately with the change in the market value of our Common Stock. This income or expense is non-cash and non-operational in nature. We recorded other income totaling $75,000 and $78,000 for the three- and nine-month periods ending June 30, 2004, as a result of the decrease in the fair market value of the derivative features of the Second Note at the end of each period. We recorded other income totaling $401,000 and $64,000 as a result of the decrease in the fair market value of these features for the comparable periods in fiscal 2003.

Gain on Extinguishment of Debt. We recorded a $1,475,000 gain on the early redemption of 1,341,000 shares of our Preferred Stock. We paid the holders of the Shares a payment totaling $251,456, to redeem the Shares. The carrying value of the Shares on the redemption dates was approximately $1,535,000. Accrued dividends totaling approximately $191,000 were forgiven in the redemption agreement. The early redemption resulted in a gain totaling $1,475,000 and reduced the mandatory redemption payment due in December 2004, to the holders of the Preferred Stock from $800,000 to $129,450.

Income Taxes. Federal income tax expense for fiscal year 2004 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three- and nine-months ended June 30, 2004. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three- and nine-months ended June 30, 2004 and 2003.

Net Loss: We recorded net earnings of $1.25 million in the third quarter of fiscal 2004 as compared to a net loss of $232,000 in the same quarter of fiscal 2003. We recorded a net loss of $953,000 for the nine months ended June 30, 2004, as compared to a net loss of $2.3 million for the same period in fiscal 2003. The variance was principally due to the $1.475 million gain on extinguishment of debt that we recorded in the fiscal 2004 quarter.

Liquidity and Capital Resources

Table Of Contractual Obligations. Below is a schedule (by period due) of the future payments (in thousands) that we are obligated to make based on agreements in place as of June 30, 2004. The Restructured Note matures in January 2006 and is payable in cash or, at the option of the holder, is convertible into Common Stock at the then-current conversion rate. See Note 5 to the Financial Statements.

	Three months ending September 30, 2004	Fiscal year ending September 30,			Total
		2005	2006	2007
Operating Leases	$61	$117	$—	$—	$178
Debt	19	53	1,700	—	1,772
Preferred Stock redemption	—	129	—	300	429

Total	$80	$299	$1,700	$300	$2,379

To meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers. To meet our long-term cash requirements, we must complete certain projects in fiscal 2004 and 2005 that are related to the balance of revenue earned in excess of billings at June 30, 2004, in order to generate sufficient cash flow to fund operations and expenditures and to meet our debt requirements. We anticipate that the successful completion of these projects will reduce the balance of unearned revenue and generate cash sufficient to meet both our short-term and long-term debt obligations. We expect that we will be able to complete a majority of these contracts by June 30, 2005, but there can be no assurance that market conditions or other factors will not prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate. If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing with Tonga’s consent and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

The outstanding Restructured Note, plus accrued interest, is payable in cash, or at the option of the holder, is convertible into Common Stock upon its maturity on January 2, 2006, at a conversion rate specified in the Restructured Note. (See Note 5 to the Financial Statements.) Tonga, at its option, may convert the outstanding principal and accrued interest into Common Stock at any time at the Conversion Price in effect at the time of conversion. If Tonga converts the Restructured Note in full, it may hold a majority ownership in ASI. The maximum potential ownership by Tonga will be dependent upon the Conversion Price, which varies with the fluctuation of the closing bid price of our Common Stock. A lower closing bid price will effect a lower Conversion Price and a higher percentage of ownership by Tonga upon conversion.

On October 29, 2003, we received from Tonga a notice of conversion of $300,000 in principal of the Old Note. On November 6, 2003, we issued 241,936 shares pursuant to the conversion at a

Conversion Price of $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. We also issued 19,522 shares at the same conversion price in payment of $24,208 of accrued interest on the converted principal. The Old Note was exchanged for the shares and a Second Note bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

We will be in default under the terms of the Restructured Note if the Registration Statement on Form S-3 filed with the SEC on December 30, 2003, is not declared effective on or before September 28, 2004.

Under the terms of the Restructured Note, it is an event of default if the Registration Statement filed with the SEC on December 30, 2003, is not declared effective on or prior to September 28, 2004, which is 90 days after the date we issued the Restructured Note. If such an event of default were to occur, while it is continuing, Tonga, may at any time at its option (a) declare the entire unpaid principal balance of the Restructured Note, together with interest accrued thereon, due and payable, and the Restructured Note will be accelerated without presentment, demand, protest or notice; (b) demand that we pay all or a portion of the Restructured Note at a price equal to the Triggering Event Prepayment Price (as defined) which is the greater of (i) 100% of the aggregate principal amount of the Restructured Note and (ii) the product of the Conversion Price (as defined) at such time and the Per Share Market Value (as defined) of the Common Stock calculated as of September 28, 2004; (c) demand that the principal amount of the Restructured Note then outstanding and all accrued but unpaid interest be converted into shares of our Common Stock at the Conversion Price; or (d) exercise or otherwise enforce any one or more of Tonga’s rights under the Restructured Note, the other related documents or applicable law.

We may owe liquidated damages to Tonga until such time as our Registration Statement on Form S-3 filed with the SEC on December 30, 2003 is not declared effective on or before October 28, 2004. Under the terms of the Registration Rights Agreement, Tonga may seek liquidated damages beginning on October 28, 2004, if the Registration Statement filed on December 30, 2003, has not been declared effective by the SEC on that date. If Tonga requests, we will be obligated to pay an amount in cash or shares of our Common Stock, as liquidated damages to Tonga, equal to 2% for each calendar month or portion thereof of the principal amount of the Restructured Note plus the principal amount of the Old Note or Restructured Note that has been converted to the extent any of the conversion shares issued upon such conversion have not been sold from October 28, 2004, and the time at which the Registration Statement becomes effective. The liquidated damages payments are due and payable immediately upon demand in immediately available funds. If Tonga elects to be paid in our Common Stock, the number of shares will be based on the liquidated damage amount divided by the Conversion Rate (as defined in the Restructured Note).

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. At June 30, 2004, our debt obligations included the Restructured Note with a face value of $1.7 million that is payable in cash or, at the option of the holder, convertible into Common Stock upon its maturity in January 2006, redeemable Preferred Stock with a current redemption value of $362,450, and other miscellaneous borrowings. A mandatory redemption payment on the Preferred Stock totaling $129,450 is due on December 28, 2004. We do not have a line of credit and we are generally restricted from additional borrowings or issuing additional equity securities without Tonga’s consent. Tonga also has a right of first refusal as to certain subsequent financings. The Restructured Note is secured by all of our assets. As part of the transaction, for a period of three years from the date of the Old Note, Tonga has the right to appoint a majority of our Board of Directors. Tonga has appointed three members to the Board and as a result, controls ASI. Should Tonga exercise its conversion rights under the Restructured Note, Tonga may own a majority of our Common Stock, thereby giving Tonga additional control over ASI.

In June 2004, we redeemed 1,341,100 Shares, or 84%, of our Preferred Stock. We paid the holders of the Shares $251,456 to redeem the Shares, which, on the redemption dates, were carried at approximately $1,535,000 plus accrued dividends totaling approximately $191,000, resulting in a gain totaling approximately $1,475,000. The early redemption reduced the mandatory payment due on December 28, 2004, to the holders of the Preferred Stock from $800,000 to $129,450.

At June 30, 2004, 258,900 shares of Preferred Stock are outstanding and which are redeemable on or before December 28, 2006. Until December 27, 2004, we are entitled to redeem these shares at $1.40 per share, or $362,460. The redemption price increases $0.20 per year to $1.60 on December 28, 2004, $1.80 on December 28, 2005 and $2.00 on December 28, 2006.

On December 28, 2004, we must redeem $129,450 of the outstanding Preferred Stock. Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock. If we pay the $129,450 mandatory redemption payment on or before December 27, 2004, the redemption price will be $1.40, and we will redeem 92,464 shares of the Preferred Stock. If we redeem the remaining outstanding shares on December 27, 2006, we will redeem 166,436 shares at $1.80 per share, totaling $299,585. The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.

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

To address the going concern issue, we have implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position the Company for profitable operations. The consolidation of our production operations to two solution centers has resulted in lower general and administrative costs and improved operating efficiencies. Additionally, the relocation of our corporate headquarters has resulted in additional savings realized with a smaller corporate staff and efficiencies in occupancy and travel related expenses. We have reduced the size of our sales and marketing team, which, supplemented by key operations personnel, is pursuing market opportunities in both our traditional digital mapping and newly launched data management initiatives. We continue to focus on cost control as we develop the data management initiative.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary if we are unable to continue as a going concern. However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Our cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in cash flow from operations are reflected in three contract-related accounts: accounts receivable; revenue earned in excess of billings; and billings in excess of revenue earned. Under the percentage of completion method of accounting, an “account receivable” is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing. “Revenue earned in excess of billings” occur when we perform under a contract even though a billing event has not been triggered. “Billings in excess of revenue earned” occur when we receive an advance or deposit against work yet to be performed. These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At June 30, 2004, we had multiple contracts with three customers that represented 75% (44%, 16% and 15%, respectively) of the total balance of net accounts receivable and revenue earned in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2004 and the first fiscal quarter of 2005 such that the majority of revenue earned in excess of billings for these customer contracts will be collected and generate cash during those fiscal periods.

Cash used in operating activities during the first nine months of fiscal 2004 was $660,000, compared to $584,000 in the same period in fiscal 2003. We collected $2.6 million and $2.3 million previously earned but not billed revenue during the nine months ended June 30, 2004 and 2003, respectively.

We purchased equipment totaling $7,000 in the nine months ended June 30, 2004 as compared to purchases totaling $129,000 in the nine months ended June 30, 2003. We made net principal payments on notes payable totaling $56,000 and $253,000 in the nine months ended June 30, 2004 and 2003, respectively. Our final bank debt payment of $175,000 is included in the fiscal 2003 total. We paid $251,000 to the holders of 1,341,100 Shares of Preferred Stock to redeem the Shares which had a redemption value of $1,877,000 and a carrying value of $1,535,000 on the various dates of redemption.

In order to fund our short term operating activities, including completing existing contracts and funding new contracts, we must collect more cash from our customers than we will pay to our employees and suppliers. We must reduce our revenue earned in excess of billings through substantial completion of the related contracts in order to meet our debt obligations in fiscal 2004 and 2006.

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

Income Taxes. Fiscal year 2002 was the only year out of the last three fiscal years in which we have reported net income (and taxable income), and we reported a net loss in fiscal 2003. Prior fiscal year losses have generated a sizeable federal tax net operating loss (“NOL”) carryforward of approximately $22 million as of September 30, 2003.

U.S. generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with an NOL if it is more likely than not that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to our recent history of unprofitable operations and to the continuing uncertainties surrounding our future operations as discussed above, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

It is possible, however, that we could be profitable in the future at levels which might cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 38% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

Part II

Other Information

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under Note 8, “Litigation and Other Contingencies”, to the Financial Statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

(b) Reports on Forms 8-K:

Current Report on Form 8-K filed on April 1, 2004 announcing the appointment of Wayne Fuquay as the Company’s CEO

Current Report on Form 8-K filed on April 28, 2004 announcing the return of Hamid Akhavan to the Company and being named Senior Vice President of Operations

Current Report on Form 8-K filed on April 28, 2004 announcing New Braunfels Utilities (NBU) Contract

Current Report on Form 8-K filed on May 13, 2004 announcing City Public Services (CPS) Contract

Current Report on Form 8-K filed on May 18, 2004 announcing Restatement of Financial Results for the Fiscal Years ended September 30, 2002 and 2003, and First Fiscal Quarter ended December 31, 2003.

Current Report on Form 8-K furnished on May 18, 2004 announcing Second Quarter Financial Results

Current Report on Form 8-K filed on June 2, 2004 announcing Prospect of Event of Default

Current Report on Form 8-K filed July 9, 2004 announcing Cure of Default

Current Report on Form 8-K filed July 16, 2004 announcing Puerto Rico Electric Power Authority Contract

Current Report on Form 8-K filed July 28, 2004 announcing Michigan Consolidated Gas Company Contract

Current Report on Form 8-K filed August 13, 2004 announcing Change in Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Analytical Surveys, Inc.
(Registrant)

Date: August 19, 2004	/s/ Wayne B. Fuquay
Wayne B. Fuquay
Chief Executive Officer

Date: August 19, 2004	/s/ Lori A. Jones
Lori A. Jones
Chief Financial Officer