Form 10-K
period 2004-09-30
ANALYTICAL SURVEYS INC
filed 2004-12-10
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $2,500,022, based on the closing price of the Common Stock on March 31, 2004.

The number of shares outstanding of the registrant’s Common Stock, as of December 6, 2004, was 2,805,522.

Documents incorporated by reference: None

PART I

Item 1. Business

Overview

Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”), formed in 1981, provides customized data conversion, spatial data management and technical services for the geographic information systems market. Geographic information systems (“GIS”) consist of computer software, hardware, data, and personnel that are designed to help manipulate, analyze, and present information that is tied to a spatial (geographic) location. GIS benefits users in various ways. Business and industry rely on GIS to promote enhanced infrastructure management and decision support for planning and analysis, and to provide focused development of operational needs based on efficient modeling techniques. Such systems are used by federal, state and local governments, utilities, telecommunications companies, emergency services, and other businesses to present multi-dimensional information about the physical location and characteristics of their diverse assets. We help customers by transforming or updating raw, often confusing information from multiple sources (maps, blueprints, construction drawings, databases, aerial photography, field inventory of asset attributes, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation on which organizations can rely to make better decisions with speed and confidence. We have historically targeted our services to utilities and state and local governments, and are implementing strategies to expand the range of GIS-related spatial data management and technical services offered to these markets.

We believe that the market for GIS systems and GIS-related services has grown due to growing awareness of the benefits of GIS technology coupled with lower hardware prices and increased software capability. Our customers today use GIS technology to:

•	improve network operations business processes to reduce operating expenses;

•	improve corporate customer information processes that capture, report and monitor information related to usage, billing, payments, order processing, special service requests, and records documentation. The goal is to enable improved customer service satisfaction ratings and to meet and exceed the expectations and/or requirements of regulatory agencies; and

•	access and update accurate information regarding the location, condition, and function of physical assets in support of operations and maintenance of facilities. Considerations include monitoring device and equipment performance, establishing inspection schedules and priorities, developing corrective actions necessary to remedy identified unsatisfactory performance, and ensuring update of enterprise information systems.

We believe that GIS outsourcing is a growing trend that enables our customers to focus on their core competencies. We believe this trend provides us with the opportunity to leverage our GIS expertise into longer-term program contracts allowing us to maintain existing GIS systems in addition to our traditional contracts to build new GIS systems. Many utilities invested in GIS technology in the late 1990s resulting in improvements in operations and customer service levels. Our belief is that while many of these same companies desire new levels of improvement and maintenance of quality information, they are challenged to do so because of the cost of training and retaining highly specialized GIS technicians. We are GIS specialists and we believe that we are well positioned to provide such specialized services to these companies.

Our ongoing involvement with technology leaders such as Intergraph and ESRI, has kept our employees abreast of the latest GIS technology. We think that by entering into long-term outsourcing contracts with us, our customers can spare the expense and risk of developing the internal resource capability necessary to provide them with higher cost savings through an efficient implementation of the latest GIS technologies.

Global economic conditions have slowed the rate of growth in the GIS market since 2000. It is our belief that there will be delays in growth consistent with other technology-related companies until our utility customers resume significant spending on information technology products and services, but there is no guarantee that such spending will resume. Newer competition, primarily from service firms with a large labor content in India, has resulted in lower margins and increased competition in the industry. The technologies utilized by our GIS customer base continue to advance and demand a current and accurate depiction of their spatially located assets. We believe, therefore, that the long-term outlook for the GIS industry is positive and that we are well positioned to serve evolving customer needs.

We enter into long-term fixed price contracts. Payments for these contracts are often spread throughout the term of the contract and may be based on successful interim data deliveries or milestone payments. We attempt to negotiate new contracts to minimize negative cash flow and be self-funding throughout the life of the contract.

Strategy

Our objective is to maintain and enhance our competitive position in the data conversion and digital mapping industry. This objective is reflected in the following summary of our strategy:

Turnaround Efforts. Our near-term strategy is to return to profitability and positive cash flow. To achieve this goal, we have:

•	reduced corporate borrowing;

•	redeemed 84% of our outstanding preferred stock for 12% of the redemption value and accrued dividends;

•	settled a formal SEC investigation;

•	prevailed in a large arbitration case;

•	standardized project management and cost estimation processes;

•	streamlined operations by reducing from five main production centers in the beginning of fiscal 2001 to two centers at the end of fiscal 2003;

•	strengthened operational management and reduced corporate and overhead expenses; and

•	focused on the government and utility conversion and data management sectors of the market.

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

Continue to Maintain and Develop Technological and Operational Leadership. We developed and acquired proprietary software and procedures that automate portions of otherwise labor-intensive data conversion processes. This has enabled us to provide cost-effective and high-quality services on a timely basis. We will continue to develop new technology and improve existing technology and procedures. These activities will enhance our ability to expand into additional markets and further improve our production capacity and productivity. See “Research and Development”.

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

Dispositions and Facility Consolidations and Relocations

In April 2001, we sold substantially all of our assets of the Colorado Springs, Colorado-based digital orthophotography and photogrammetric mapping facility to Sanborn Map Company for a total consideration of $10.1 million. The sale agreement contains clauses that prohibit us from competing directly with the buyer in the orthophotography and photogrammetric markets for three years. Both companies agreed to cooperate to complete customer contracts where services are provided by more than one of our production facilities. The sale allowed us to reduce debt and to refocus attention on utility and municipal mapping services.

In March 2002, we consolidated our Cary, North Carolina facility and transferred existing project work to our Texas and Wisconsin facilities. The principal activity of the North Carolina facility had been cadastral and photogrammetric mapping.

In June 2002, we consolidated and relocated our Indianapolis, Indiana office to smaller office space. We consolidated offices in response to reduced demand for technology services in the government and utility marketplace. Existing project work in Indiana was also transferred to our Texas and Wisconsin facilities.

On January 1, 2003, we moved our corporate headquarters from Indianapolis, Indiana to San Antonio, Texas, so that the executive team could be closer in proximity to the production staff. The Indianapolis, Indiana, office was closed effective January 2, 2003.

Customers

We derive revenues primarily from two core markets: utilities and state and local governments. We also serve commercial businesses. Four of our current customers accounted for 67% of our consolidated revenues in fiscal 2004 (KeySpan Corporate Services LLC (“KeySpan”), 27%; Worldwide Services, Inc, and Intergraph (“WWS”), 16%; LogicaCNG, Inc., 12%; and Michigan Consolidated Gas Company, 12%). All four of these customers fall within our utility market. Two customers, KeySpan and WWS, accounted for 11% and 58%, respectively, or 69%, of total accounts receivable and revenue in excess of billings at September 30, 2004. The loss of any of these customers would have a material adverse effect on us. See “Risk Factors — Our customer contracts may be adversely modified, changed or terminated prior to the expiration of the contract terms” and “— Our business comes from two core markets and adverse changes in those markets could cause a reduction in the demand for our services,” and Note 9 to the consolidated financial statements.

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

Our sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. Most projects take from 6 to 24 months to complete. See “Risk Factors — We receive some business from referrals and any reduction in those referrals could effect our business”.

Subcontractors

We use subcontractors when necessary to expand capacity, meet deadlines, reduce production costs and manage workload. We engage domestic subcontractors on a project-by-project basis. In September 2004, our five-year exclusive supply agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services expired. We utilized InfoTech to provide more than 90% of our offshore subcontractor services. We will continue to utilize InfoTech for offshore conversion capacity but will also engage alternate sources of labor in India. This may increase our cost of offshore services in the short term as we train a new supplier. We intend to continue to utilize offshore subcontractors for a large percentage of certain data entry production work (which work constitutes less than 10% of our total production costs) in fiscal 2005 to reduce production costs and develop new services. We also employ certain select foreign and domestic subcontractors for tasks outside our expertise, or to augment in-house capacity (such as field data surveying). See “Risk Factors — The unavailability or unsatisfactory performance of our subcontractors may affect our ability to deliver quality services to our customers,” and “ — The unsatisfactory performance or unavailability of overseas subcontractors may impact our ability to profitably perform services under existing contracts”.

Research and Development

We continue to develop new technology and to improve existing technology and procedures to enhance our ability to expand into additional markets and further improve our production capacity and productivity. Most of these activities occur as we develop software or design a product or process for a particular contract. These efforts are typically included as an integral part of our services for the particular project and, accordingly, the associated costs are charged to that project. Such custom-designed software can often be applied to projects for other customers. Approximately three employees are substantially engaged in research and development efforts. The amount that we have spent on research and development over the last three fiscal years is immaterial. See “Risk Factors — We may be unable to protect our proprietary rights, permitting competitors to duplicate our products and services,” and “ — We may need to invest in research and development to remain competitive and to obtain new business”.

Competition

The GIS services business is highly competitive and highly fragmented. Competitors include small regional firms, independent firms, and large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services. Two of our nationally recognized competitors for conversion services are Avineon and Rolta. We also compete with numerous regional firms for conversion services and field data collection services. Because our competitors are all privately owned companies, it is difficult to determine the relative ranking in the market between our competitors and us.

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

Personnel

At September 30, 2004, we had approximately 109 employees compared to 135 at September 30, 2003. We reduced the workforce to align our headcount with our production and administration requirements.

We believe that retention of highly qualified managers and executive officers is critical to our ability to compete in the GIS data conversion industry. Almost all of our employees work on a full-time basis. We do not have a collective bargaining agreement with any of our employees and generally consider relations with our employees to be good. See “Risk Factors — The market for our services is highly competitive and such competition within our industry can lead to lower profit margins and reduced volume of new work,” and “ — If we are unable to retain the members of our senior management team our business operations may be adversely impacted.”

RISK FACTORS

In addition to the other information set forth in this Form 10-K the issues and risks described below should be considered carefully in evaluating our outlook and future.

Our cash flow may be insufficient to meet our operating and capital requirements.

We currently do not have a line of credit with any lender and rely solely on cash flow from operations to fund future operations and expenditures. There is no assurance that the cash flow from operations will be sufficient to meet our capital requirements. We must convert accounts receivable and amounts earned not billed to cash in excess of our operating expenses in order to meet our debt payments. On or before December 27, 2004, we must make a cash payment totaling approximately $129,500 to redeem a portion of our Series A Preferred Stock.

Our current and former independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

During fiscal years 2000 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness. Our revenues and backlog have also decreased substantially during the same period. Our independent auditors issued a going concern qualification on our financial statements for fiscal 2004, based on the significant operating losses reported in fiscal 2004 and prior years and a lack of external financing. Our former independent auditors issued a going concern qualification on our financial statements for fiscal 2000, 2001, 2002, and 2003. The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, was based on the significant operating losses reported in fiscal 2003 and 2002 and a lack of external financing to fund working capital and debt requirements. As of September 30, 2004, the amount of our accumulated deficit is approximately $30 million.

Successful implementation of our turnaround efforts is required to return the Company to profitability.

The successful implementation of our turnaround efforts requires the cooperation of customers, subcontractors, vendors, lenders, outside professionals and employees. There can be no assurance that the specific strategies designed to return our operations to profitability and positive cash flow can be implemented to the extent and in the timeframe planned. We have implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ourselves for profitable operations. Delays and difficulties in achieving sales targets, realizing cost savings, retaining employees and other turnaround efforts could result in continued operating losses and a decrease or loss in the value of our common stock.

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

Most of our revenue is earned under long-term, fixed-price contracts. Our contractual obligations typically include large projects that will extend over six months to two years. These long-term contracts entail significant risks, including:

•	Our ability to accurately estimate our costs to ensure the profitability of projects.

•	Our skill at controlling costs under such fixed-price contracts once in production for profitable operations.

•	Contracts may be signed with a broad outline of the scope of the work, with detailed specifications prepared after a contract is signed. In preparing the detailed specifications, customers may negotiate specifications that reduce our planned project profitability.

•	Customers may increase the scope of contracts and we must negotiate change orders to maintain planned project profit margins and cash flows.

•	Customers may request us to slow down or scale back the scope of a project to satisfy their budget or cash constraints. Schedule delays and scope reductions may interrupt workflow, create inefficiencies, and increase cost.

•	Customers may require a compressed schedule that may place additional strains on cash availability and management’s ability to hire and train personnel required to meet deadlines.

•	Contracts are generally terminable by the customer on relatively short notice, and it may be difficult for us to recoup our entire investment if a project is terminated prior to completion.

•	Large, long-term, fixed-price contracts generally increase our exposure to the effects of inflation and currency exchange rate fluctuation.

We experience quarterly variations in our operating results due to external influences beyond our control, such variations could result in a decreased stock value.

Our quarterly operating results vary significantly from quarter to quarter, depending upon factors such as the following:

•	The timing of customers’ budget processes. Our customers have greatly reduced purchasing of technology solutions over the past four years. This reduction, broadly reflective of technology spending in general, may create a large demand for additional resources in the future in order to update aging systems

•	Slowdowns or acceleration of work by customers. Our contracts are generally scheduled for completion over many months or perhaps years. If delivery schedules are accelerated or delayed, our revenues may fluctuate accordingly. Costs generally increase when a schedule is lengthened due to the additional management and administrative costs associated with a longer project.

•	The impact of weather conditions on the ability of our subcontractors to obtain satisfactory aerial photography or field data. Some of the data is collected in the field at the customer’s location. Winter weather conditions and other adverse weather can greatly impact our ability to collect data bundles and thereby generate revenue. Similarly, cloudy conditions or snow cover impacts the collection of accurate aerial photography.

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

We have devoted various resources to developing and acquiring specialized data collection and conversion hardware and software. In order to remain competitive, we must continue to select, invest in, acquire and develop new and enhanced technology on a timely basis. If competitors introduce new products and services embodying new technologies, or if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may be unable to obtain new business or maintain existing business. There can be no assurance that we will be successful in these efforts or in anticipating developments in data conversion technology.

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

We derive our revenues primarily from two core markets, utilities and state and local governments. The ongoing consolidation and reduced technology budgets of the utilities industry has and may continue to increase competition and reduce profitability for the GIS projects of current and potential customers. Also, to the extent that utilities remain regulated, legal, financial and political considerations may constrain the ability of utilities to fund geographic information systems. Many state and municipal entities are subject to legal constraints on spending, and a multi-year contract with any such entity may be subject to termination in any subsequent year if the entity does not choose to appropriate funds for such contracts in that year. Moreover, fundamental changes in the business practices or capital spending policies of any of these customers, whether due to budgetary, regulatory, technological or other developments or changes in the general economic conditions in the industries in which they operate, could cause a material reduction in demand by such customers for the services we offer. Any such reduction in demand could have a significant adverse impact on our net revenue levels.

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

Our success depends upon the continued service of our key employees: Wayne Fuquay, Chief Executive Officer, Lori Jones, Chief Financial Officer, and Hamid Akhavan, Senior Vice President – Operations. Our ability to retain our management team is an important factor in our turnaround program and our ability to pursue our overall business plan. While we have employment agreements with Mr. Fuquay and Ms. Jones, there is no assurance that we will be able to retain the services of such key personnel. We do not maintain any key personal life insurance policies. Layoffs in recent years may impair our ability to retain and recruit other key personnel. The loss or interruption of the services of Mr. Fuquay, Ms. Jones, or Mr. Akhavan could have a material adverse effect on our business, financial condition and results of operations. Our future financial results will also depend upon our ability to attract and retain highly skilled technical, managerial and marketing personnel.

The unavailability or unsatisfactory performance of our subcontractors may affect our ability to deliver quality services to our customers.

Certain of our services require us to perform tasks that are outside our expertise such as the acquisition of aerial photography. We are dependent upon the continued availability of third party subcontractors for such production tasks. We also use subcontractors for work similar to that performed by our own employees such as field data acquisition. The insufficient availability of, or unsatisfactory performance by, these unaffiliated third-party subcontractors could have a material adverse effect on our business, financial condition and results of operations due to delays in project schedules, product quality and increased costs of production.

The unsatisfactory performance or unavailability of overseas subcontractors may impact our ability to profitably perform services under existing contracts.

We utilize subcontractors in India and may from time to time use subcontractors in other overseas locations to perform certain tasks such as data conversion and photogrammetric interpretation at lower costs than could be achieved in the United States. Our ability to perform services under some existing contracts on a profitable basis is dependent upon the continued availability of our overseas subcontractors and the quality of their work. For example, India has in the past experienced significant inflation, civil unrest and regional conflicts. Events or governmental actions that would impede or prohibit the operations of our subcontractors could have a material adverse effect on us. In September 2004, we concluded a five-year exclusive agreement with InfoTech Enterprises, Ltd., an India-based company, which provided production capacity for data conversion and other related services. During the term of the agreement, InfoTech provided more than 90% of our offshore subcontractor services (which services constituted less than 10% of our total production costs). We will continue to utilize InfoTech’s services and additionally, we will obtain alternate sources of labor in India. This may increase our cost of offshore services in the short term as we train a new supplier.

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

Our Articles of Incorporation allow the Board of Directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. Our outstanding preferred stock holds dividend priority and liquidation preferences over shares of our common stock (“Common Stock”). However, because the outstanding preferred stock is not convertible to Common Stock, it has no potential dilutive effect on our outstanding shares of Common Stock. Nonetheless, the Common Stock will be subject to dilution if our Board of Directors utilizes its right to issue additional shares of preferred stock that is convertible into Common Stock. The rights of the holders of Common Stock are and will be subject to, and may be adversely affected by, the rights of the holders of the 258,900 shares of preferred stock that we have previously issued and any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

Our stock price is highly volatile and the purchase or sale of relatively few shares can disproportionately influence the share price.

The trading price and volume of our Common Stock has been and may continue to be subject to significant fluctuations in response to:

•	actual or anticipated variations in our quarterly operating results;

•	the introduction of new services or technologies by us or our competitors;

•	changes in other conditions in the GIS industry or in the industries of any of our customers;

•	changes in governmental regulation, government spending levels or budgetary procedures; and

•	changes in the industry generally, or seasonal, general market or economic conditions.

The trading price of our Common Stock may vary without regard to our operating performance. Historically, we have been a thinly traded stock, therefore relatively few shares traded can disproportionately influence share price.

Item 2. Property

We operate two offices in the United States. We lease approximately 17,000 square feet in San Antonio, Texas, and approximately 8,100 square feet in Waukesha, Wisconsin.

Item 3. Litigation

On June 26, 2002, two of our shareholders, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), initiated arbitration proceedings against us. They alleged that certain representations and warranties which we made in connection with our acquisition of Cartotech, Inc., in June 1998 were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. In December 2003, an American Arbitration Association panel ruled in our favor, awarding zero damages to the Claimants and ordering each side to bear its own attorneys’ fees. The Claimants also filed suit against four of our former officers for alleged violation of Texas and Indiana securities laws in connection with our acquisition of Cartotech. The case was dismissed on January 30, 2004. Our insurer reimbursed $1.8 million of the defense costs which totaled approximately $2.1 million.

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

Item 4. Submission Of Matters To A Vote Of Shareholders

On September 23, 2004, at the annual meeting of shareholders, our shareholders reelected four directors to the Board of Directors and ratified the appointment of Pannell Kerr Forster of Texas, P.C. as our independent registered public accounting firm for the fiscal year ended September 30, 2004.

The following table provides the number of votes cast on each matter:

	FOR	AGAINST	WITHHELD
Election of Board of Directors

Christopher S. Dean	871,974	—	13,608
Wayne B. Fuquay	874,515	—	11,067
Christopher D. (Kit) Illick	872,381	—	13,201
J. Livingston Kosberg	871,950	—	13,632

	FOR	AGAINST	ABSTAIN
Ratification of Pannell Kerr Forster of Texas, P.C. as independent registered public accounting firm	876,085	4,010	5,487

PART II.

Item 5. Market For The Registrant’s Common Stock And Related Shareholder Matters

Since June 6, 2002 our common stock (“Common Stock”) has traded on the NASDAQ SmallCap Market under the symbol “ANLT.” As of October 1, 2004, we had approximately 4,800 holders of record. The following table sets forth the high and low closing bid prices for our Common Stock as reported on NASDAQ. Prices have been adjusted to reflect the one-for-ten reverse split effective October 2, 2002.

	High	Low
Year Ended September 30, 2004
First quarter	$4.09	$1.30
Second quarter	5.43	2.51
Third quarter	3.90	1.60
Fourth quarter	2.01	1.25

Year Ended September 30, 2003
First quarter	1.87	0.76
Second quarter	2.09	0.67
Third quarter	2.52	1.11
Fourth quarter	2.15	1.15

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our April 2, 2002, we issued a senior secured convertible promissory note (“Old Note”) to Tonga Partners, L.P. (“Tonga”) in the original principal amount of $2.0 million and a warrant (“Warrant”) to purchase 500,000 shares of our Common Stock. The sale and issuance of such securities were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. In connection with the transaction, Tonga established to our satisfaction that it is an accredited investor.

On October 29, 2003, Tonga converted $300,000 principal of the Old Note. We issued 261,458 shares of our Common Stock pursuant to the partial conversion and interest due thereon at a conversion price of $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. The $2 million note was exchanged for the shares and a $1.7 million note (“Second Note”) bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

On June 30, 2004, we restructured the Second Note to cure an event of default that was triggered when the our Registration Statement on Form S-3 filed with the SEC on December 30, 2003, was not declared effective by the SEC as required by the terms of the Second Note. See Note 3 to the consolidated financial statements. The maturity date of the restructured $1.7 million senior secured convertible promissory note (the “Restructured Note”) and bears interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003. (The Old Note, Second Note, and Restructured Note are sometimes collectively referred to as the “Note.”) The principal amount of the Restructured Note, together with accrued and unpaid interest, is due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006. Tonga retained the ability to convert the Restructured Note for shares of our Common Stock at any time, waived approximately $134,000 of accrued interest on the Second Note, waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant and canceled the Warrant.

On November 10, 2004, Tonga converted the Restructured Note and accrued interest into shares of our Common Stock. As provided by the terms of the Restructured Note, the conversion price was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. Accordingly, we issued 1,701,349 shares at the conversion price of $1.05 per share. The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522. Tonga owned 67% of our outstanding shares immediately after the conversion. As of November 15, 2004, Tonga had liquidated all of its holdings of our Common Stock. See Note 15 to the consolidated financial statements.

Dividends

Under the terms of our Restructured Note, we were prohibited from paying dividends on our Common Stock without consent from Tonga. As a result of Tonga’s conversion of the Restructured Note, Tonga’s consent is no longer required to pay dividends. Since becoming a public company, we have not declared or paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. We presently expect that we will retain all future earnings, if any, for use in our operations and the expansion of our business.

Equity Compensation Plan Information

The following table gives information about equity awards under our equity compensation plans. The table includes inducement options that were issued in fiscal 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	50,128	$6.46	227,365
Equity compensation plans not approved by security holders	102,175	$5.66	57,825

Total	152,303	$5.92	285,190

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended September 30, 2004, 2003, 2002, 2001, and 2000 are derived from our audited consolidated financial statements. Our historical consolidated financial statements as of September 30, 2004 and 2003 and for the years ended September 30, 2004, 2003, and 2002 are contained elsewhere in this Form 10-K. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. (Amounts in thousands, except for per share data.)

	2004	2003	2002	2001(1)	2000
Consolidated Statement of Operations Data:
Revenues	$11,608	$14,973	$19,072	$40,941	$60,085
Cost and expenses:
Salaries, wages and benefits	6,041	8,903	13,081	25,003	44,027
Subcontractor costs	3,714	3,540	3,617	8,293	14,476
Other general and administrative	3,697	5,120	5,669	12,528	19,031
Depreciation and amortization	273	482	915	2,849	5,107
Impairment of goodwill	—	—	—	—	16,513
Gain on sale of assets	—	—	—	(3,542)	—

	13,725	18,045	23,282	45,131	99,154

Earnings (loss) from operations	(2,117)	(3,072)	(4,210)	(4,190)	(39,069)
Other income (expense), net	870	(280)	11,645	(2,767)	(2,804)

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(1,247)	(3,352)	7,435	(6,957)	(41,873)
Income taxes (benefit)	—	—	(1,240)	2,781	(3,294)

Earnings (loss) before cumulative effect of a change in accounting principle	(1,247)	(3,352)	8,675	(9,738)	(38,579)
Cumulative effect of a change in accounting principle, net of tax	—	—	(3,557)	—	—

Net earnings (loss)	(1,247)	(3,352)	5,118	(9,738)	(38,579)
Accretion of discount and dividends on preferred shares	—	(568)	(560)	—	—

Net earnings (loss) available to common shareholders	$(1,247)	$(3,920)	$4,558	$(9,738)	$(38,579)

Basic earnings (loss) per share (2)	$(1.17)	$(4.76)	$6.24	$(13.95)	$(55.43)

Diluted earnings (loss) per share (2)	$(1.17)	$(4.76)	$4.13	$(13.95)	$(55.43)

Weighted average common shares outstanding: (2)
Basic	1,061	824	731	698	696
Diluted	1,061	824	1,107	698	696
Consolidated Balance Sheet Data:
Working capital	$4,598	$6,557	$9,374	$(2,748)	$7,073
Total assets	$7,747	$11,780	$15,503	$23,819	$50,262
Long-term debt, less current portion	$1,791	$3,335	$2,647	$200	$5,952
Total stockholders’ equity	$3,067	$3,743	$7,663	$2,204	$12,070

(1)	In April 2001, we sold substantially all of the assets of the Colorado Springs, Colorado-based mapping office for an aggregate sales price of $10.1 million, including cash proceeds of $8.6 million and the assumption by the buyer of $1.5 million of certain liabilities.
(2)	Information from all five years reflects the one-for-ten reverse stock split effective October 2, 2002.

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

Our independent auditors, Pannell Kerr Forster of Texas, P.C., issued a going concern qualification on our financial statements for the fiscal year ended September 30, 2004. The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, is based on the significant operating losses reported in fiscal 2004 and 2003, and a lack of external financing. Our former independent auditors, KPMG, LLP, issued a going concern qualification on our financial statements for the fiscal years ended September 30, 2003, 2002, 2001, and 2000, based on the significant operating losses reported in those fiscal years and a lack of external financing to fund working capital and debt requirements.

The conversion of the Restructured Note could have a material impact on our results for the first quarter of 2005. Management is currently evaluating the financial statement impact of the conversion. (See Note 4 and Note 15 to the consolidated financial statements.)

We experience yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period. In September 2004, our five-year exclusive supply agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services expired. We utilized InfoTech to provide more than 90% of our offshore subcontractor services (which work constitutes less than 10% of our total production costs). We will continue to utilize InfoTech for offshore conversion capacity but will also engage alternate sources of offshore subcontractor services in India. This may increase our cost of offshore services in the short term as we train a new supplier. We intend to continue to utilize offshore subcontractors for a large percentage of certain data entry production work in fiscal 2005 to reduce production costs and develop new services.

Our backlog has been impacted by changes in macroeconomic and industry market conditions. These conditions, first encountered in fiscal 2000 and which have continued through fiscal 2004, include interest rate and exchange rate stability, public sector spending levels, and the size of investment spending. We believe these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, and increased competition from companies with offshore operations. Backlog increases when new contracts are signed and decreases as revenues are recognized. The changes in macroeconomic and industry market conditions have resulted in a reduction of the execution of new contracts and the renewal of expiring contracts, thus causing a decrease in our backlog. At September 30, 2004, backlog was $6.5 million, $5.5 million of which we expect to fill in fiscal 2005. At September 30, 2003, backlog was $7.9 million.

A number of the projects awarded to us are greater than $2 million or longer than two years in duration, which can increase risk due to inflation, as well as changes in customer expectations and funding availability. Our contracts are generally terminable on short notice, and while we rarely experience such termination, there is no assurance that we will receive all of the revenue anticipated under signed contracts. See Item 1. “Business — Risk Factors – Our customer contracts may be adversely modified, changed or terminated prior to the expiration of the contract terms”.

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

Litigation. We are subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel. When estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS No. 5, amounts are recorded as charges to operations. The ultimate resolution of any exposure may change as further facts and circumstances become known.

Income Taxes. The year 2002 was the only year out of the last three in which we have reported net income (and taxable income), and we reported a net loss in fiscal 2003 and 2004. The current and prior year losses have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $25 million as of September 30, 2004.

U.S. generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to our recent history of unprofitable operations and due to the continuing uncertainties surrounding our future operations as discussed above, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income.

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

Results Of Operations

The following table sets forth, for the fiscal years ended September 30, 2004, 2003, and 2002, selected consolidated statement of operations data expressed as a percentage of sales:

Percentage of Sales:	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	52.0	59.6	68.6
Subcontractor costs	32.0	23.6	19.0
Other general and administrative	30.4	31.6	28.9
Bad debts (recoveries)	0.0	(0.2)	0.3
Depreciation and amortization	2.4	3.2	4.8
Severance and related costs	1.4	2.7	0.5

Loss from operations	(18.2)	(20.5)	(22.1)
Other income (expense), net	(5.2)	(1.9)	(0.3)
Gain on extinguishment of debt, net of tax	12.7	—	61.4

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(10.7)	(22.4)	39.0
Income tax benefit	—	—	6.5

Earnings (loss) before cumulative effect of a change in accounting principle	(10.7)	(22.4)	45.5
Cumulative effect of a change in accounting principle, net of tax	—	—	(18.6)

Net earnings (loss)	(10.7)%	(22.4)%	26.9%

Fiscal Years Ended September 30, 2004 and 2003

Revenues. We recognize revenues as services are performed. Revenues recorded in a period are reported net of adjustments to reflect changes in estimated profitability of each project. Revenues decreased 22.5% or $3.4 million to $11.6 million for fiscal 2004 from $15 million for fiscal 2003. The decrease in revenues is due to a lower number of active contracts in the fiscal 2004 period. The level of new contract signings in fiscal 2002 and 2003 was lower than in previous years and, as a result, revenues have decreased as well. We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels in information technology products and services both in general and specific to the GIS industry.

Salaries, Wages and Benefits. Salaries, wages and benefits include employee compensation for production, marketing, selling, administrative, and executive employees. Salaries, wages and benefits decreased 32.1% to $6.0 million for fiscal 2004 from $8.9 million for fiscal 2003. The decrease was a result of reductions in our workforce related to reduced revenue volume, our decision to subcontract a portion of our production work to offshore subcontractors, and our use of domestic subcontractors to manage fluctuating labor needs.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services. The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts. Subcontractor costs increased 4.9% to $3.7 million for fiscal 2004 from $3.5 million for fiscal 2003, and to 32.0% from 23.6%, respectively, as a percentage of revenues. The increase was due to our increased use of domestic subcontractors on certain projects. A decrease in production salaries, wages and related benefits offset the increase.

Other General and Administrative. Other general and administrative expenses include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such expenses decreased 25.4% to $3.5 million for fiscal 2004 from $4.7 million for fiscal 2003. The decrease was attributable to decreases in travel and supplies that varied with the general decrease in personnel in fiscal 2004 and a reduction in professional fee expenses in fiscal 2004 as compared to fiscal 2003. Additionally, upon settlement with our insurer we released a reserve for legal fees relating to an arbitration hearing that was settled in our favor in December 2003, which resulted in a reduction to general and administrative expenses by approximately $234,000.

Depreciation and Amortization. Depreciation and amortization for fiscal 2004 decreased 43.4% to $273,000 from $482,000 for fiscal 2003 due to equipment becoming fully depreciated. The replacement cost on computer equipment is significantly lower than the replaced items. Additionally, we have been able to upgrade existing equipment, which has minimized our need to purchase new equipment. Accordingly, depreciation expense has decreased in recent periods.

Severance and Related Costs. We incurred severance expense of $164,000 in fiscal 2004 and $410,000 in fiscal 2003. The expense in fiscal 2003 was incurred as a result of the termination of an employment contract that provided for a significant severance payment. Severance expense in fiscal 2004 was incurred as a result of the termination of several positions, but lower individual severance payments and lower total expense.

Other Income (Expense). Other income (expense) is comprised primarily of interest expense and other income resulting from the change in the fair value of the derivative features of the Note. Interest expense increased to $681,000 for fiscal 2004 from $401,000 in fiscal year 2003. We incurred interest expense on the Second Note and the Restructured Note that is payable only upon its conversion or maturity totaling $86,000 and $100,000 in fiscal 2004 and 2003, respectively. We also incurred non-cash interest expense related to the Note and the Preferred Stock of $104,000 and $112,000 in fiscal 2004 and 2003, respectively. Additionally, we incurred non-cash interest expense related to the dividends accrued and accretion of the Preferred Stock totaling $486,000 in fiscal 2004 as compared to $174,000 in fiscal 2003. The increase was a result of our adoption of SFAS No. 150 effective July 1, 2003, which required that the accretion, or the increase in the carrying value, of the Preferred Stock, be classified as interest expense. Prior to July 1, 2003, the accretion was recorded as a charge to retained earnings. See Note 4 to the consolidated financial statements. Other interest expense is related to various other debt instruments.

Other income (expense) is earned (incurred) as a result of the decrease or increase in the fair market values of the derivative features, which change proportionately with the change in the market value of our Common Stock. We recorded other income totaling $75,000 and $39,000 in fiscal 2004 and 2003, respectively, as a result of the decrease in the fair market value of the derivative features of the Restructured Note at the end of each period.

Gain on Extinguishment of Debt, Net of Tax. We recorded a $1,475,000 gain on the early redemption of 1,341,000 shares of our Preferred Stock. We paid the holders of these preferred shares a payment totaling $251,456, to redeem the shares. The carrying value of the shares on the redemption dates was approximately $1,535,000. Accrued dividends totaling approximately $191,000 were forgiven in the redemption agreement. The early redemption resulted in a gain totaling $1,475,000 and reduced the mandatory redemption payment due in December 2004, to the holders of the Preferred Stock from $800,000 to $129,450.

Income Tax Benefit. Federal income tax expense for fiscal year 2004 is projected to be zero and accordingly, we recorded an effective federal income tax rate of 0%. Federal income tax expense for fiscal year 2003 was zero. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for fiscal 2004 and 2003.

Net Loss. Net loss available to common shareholders of $1.2 million in fiscal 2004 is a $2.7 million decrease from the $3.9 million net loss in fiscal 2003. We reduced our loss from operations in fiscal 2004 as compared to 2003 by approximately $950,000. The remainder of the decrease was a result of the $1.475 million gain on extinguishment of debt that we recorded in fiscal 2004 and the reduced accretion of the preferred stock in 2004 as compared to fiscal 2003.

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

Salaries, Wages and Benefits. Salaries, wages and benefits include employee compensation for production, marketing, selling, administrative, and executive employees. Salaries, wages and benefits decreased 31.9% to $8.9 million for fiscal 2003 from $13.1 million for fiscal 2002. This decrease was primarily due to across-the-board staff reductions. As a percentage of revenues, salaries, wages and benefits decreased to 59.6% for fiscal 2003 from 68.6% for fiscal 2002.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, aerial photography and ground and airborne survey services. Subcontractor costs decreased 2.1% to $3.5 million for fiscal 2003 from $3.6 million for fiscal 2002. This decrease was due to a decreased number of contracts, completing backlog that utilized subcontractor labor and the sale of our Colorado office. Subcontractor costs increased as a percentage of revenues to 23.6% for fiscal 2003 from 19.0% for fiscal 2002 principally as a result of our use of domestic subcontractors in fiscal 2003 as compared to offshore subcontractors in fiscal 2002.

Other General and Administrative. Other general and administrative expenses includes rent, maintenance, travel, supplies, utilities, insurance and professional services. Such expenses decreased 13.9% to $4.7 million for fiscal 2003 from $5.5 million for fiscal 2002. The decrease was primarily attributable to decreases in travel, supplies and certain professional services expenses, which varied with the general decrease in personnel in fiscal 2003. As a percentage of revenues, other general and administrative expenses increased slightly to 31.6% for fiscal 2003 from 28.9% for fiscal 2002.

Depreciation and Amortization. Depreciation and amortization for fiscal 2003 decreased 47.3% to $482,000 from $915,000 for fiscal 2002 due to equipment becoming fully depreciated and the consolidation from four production centers to two. As a percentage of revenues, depreciation and amortization was 3.2% for fiscal 2003 and 4.8% for fiscal 2002.

Severance and Related Costs. We incurred severance expense of $410,000 in fiscal 2003 and $97,000 in fiscal 2002. These costs represented 2.7% and 0.5% of revenues in fiscal 2003 and fiscal 2002, respectively. The expense in fiscal 2003 was incurred as a result of the termination of an employment contract that provided for a significant severance payment.

Other Income (Expense). Other income (expense) is comprised primarily of interest expense and other income resulting from the change in the fair value of the derivative features of the Note. Interest expense increased to $401,000 for fiscal 2003 from $300,000 in fiscal year 2002. This increase is due to the recognition of accretion and discount on our preferred stock as interest expense during the fourth quarter of 2003 as required by FSAS No. 150, offset by a decrease in interest paid on bank debt as a result of the extinguishment of bank debt in the first six months of fiscal 2002. Most of the interest expense in fiscal 2003 is non-cash in nature as it relates to accretion of discount or payment is deferred. We incurred non-cash interest expense related to the Note of $112,000 and $56,000 in fiscal 2003 and 2002, respectively. We also recorded $174,000 of non-cash interest expense in fiscal 2003 as a result of our adoption of SFAS No. 150 effective July 1, 2003, which required that the accretion, or the increase in the carrying value, of the preferred stock to be classified as interest expense. Prior to July 1, 2003, the accretion was recorded as a charge to retained earnings. See Note 4 to the consolidated financial statements. We incurred interest expense on the Note that is payable only upon its conversion or maturity totaling $100,000 and $50,000 in fiscal 2003 and 2002, respectively. Other interest expense is related to various other debt instruments.

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

Income Tax Benefit. We recorded an income tax benefit of $1.2 million in fiscal 2002 as a result of a recent change in federal tax regulations. We recorded zero tax expense for fiscal 2003 and 2002. Also, as a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no additional income tax benefit has been recognized for fiscal 2003 and 2002.

Cumulative Effect of a Change in Accounting Principle. We elected early adoption of FSAS No. 142, Accounting for Goodwill and Other Intangible Assets, as of October 1, 2001. We determined that goodwill had been impaired under the provisions of FSAS No. 142 and we recognized a loss of $3.6 million as the cumulative effect of this change in accounting principle during fiscal 2002.

Net Earnings (Loss). Net loss available to common shareholders of $3.9 million in fiscal 2003 is an $8.5 million decrease from the $4.6 million net earnings in fiscal 2002. As discussed above, one-time non-operational items accounted for the majority of the variance.

Liquidity And Capital Resources

Table of Contractual Obligations. Below is a schedule (by period due) of the future payments (in thousands) which we are obligated to make over the next five years based on agreements in place as of September 30, 2004.

	Fiscal Year Ending September 30
	2005	2006	2007	2008	2009	Total
Operating leases	$175	—	—	—	—	$175
Debt	53	1,700	—	—	—	1,753
Preferred stock redemption	129	—	300	—	—	429

Total	$357	1,700	300	—	—	$2,357

Historically, the principal source of our liquidity consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. At September 30, 2004, our debt obligations included a Restructured Note (as defined below), redeemable preferred stock with a redemption value of $362,460, and other miscellaneous borrowings. A mandatory redemption payment of $129,450 is due on December 28, 2004. We do not have a line of credit and we are generally restricted from additional borrowings or issuing additional equity securities without the consent of Tonga, the holder of the Restructured Note. Tonga also has a right of first refusal as to certain subsequent financings. In November 2004, Tonga converted the Restructured Note and liquidated its holdings of our Common Stock. The conversion eliminated our obligations under the Restructured Note as disclosed below and our restrictions from seeking additional securities or issuing additional equity securities. However, there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows (in thousands).

	September 30, 2004	September 30, 2003
Long-Term Debt
Senior secured convertible note—related party	$1,601	$1,832
Other	53	127
Redeemable preferred stock	319	1,450

	1,973	3,409
Less current portion	(182)	(74)

	$1,791	$3,335

On April 2, 2002, we completed the sale of the Old Note and Warrant to purchase 500,000 shares of our Common Stock to Tonga. The Old Note, which carried a face value of $2 million, matured on April 2, 2005, and accrued interest on its face value at an annual rate of 5.00%. Accrued interest was to be converted into Common Stock upon the Old Note’s voluntary conversion date or maturity. We recorded the Old Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the Warrant and the conversion feature, respectively, (“derivative features”) which were recorded as current liabilities.

On October 29, 2003, we received a notice of conversion from Tonga for $300,000 in principal of the Old Note. On November 6, 2003, we issued 241,936 shares at a conversion price equal to $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. We also issued 19,522 shares at the same conversion price for $24,208 of accrued interest on the converted principal. The Old Note was exchanged for the shares and the $1.7 million Second Note bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion.

On May 28, 2004, an event of default was triggered under the Second Note when our Registration Statement on Form S-3 filed with the SEC on December 30, 2003 to register shares of our Common Stock that were issued or are issuable pursuant to the Old Note, the Second Note, and the Warrant was not declared effective by the SEC.

On June 30, 2004, the event of default was cured when we restructured the Second Note. The $1.7 million Restructured Note bears interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003. The principal amount of the Restructured Note, together with accrued and unpaid interest, is due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006. Tonga retained the right to convert the Restructured Note for shares of our Common Stock at any time. Tonga waived accrued interest on the Second Note through November 3, 2004, which totaled $134,000. Tonga also waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant and canceled the Warrant.

The carrying value of the Second Note immediately prior to the execution of the Restructured Note was $1.616 million, which reflected the $1.7 million face value less the $84,000 unamortized discount. Additionally, immediately prior to the execution of the Restructured Note, the fair value of the Warrant totaled approximately $67,000, and the fair value of the conversion feature of the Second Note totaled approximately $62,000. As a result of the extended term of the Restructured Note, the estimated fair value of the conversion feature increased to approximately $119,000. We recorded the Restructured Note at $1.581 million reflecting a discount for the $119,000 estimated fair value of the conversion feature, which was recorded as a current liability. This transaction resulted in a net decrease in total liabilities of approximately $180,000. The decrease consisted of $134,000 of waived interest, the $67,000 fair value of the canceled Warrant, and a $35,000 decrease in the carrying value of the Restructured Note, offset by a $57,000 increase in the fair value of the conversion feature. We recorded the $180,000 decrease in liabilities as a capital contribution pursuant to Staff Accounting Bulletin Topic 1:B.

Prior to the issuance of the Restructured Note, the carrying value of the Second Note was accreted to its face value as we recorded interest expense over its three-year term at a rate of $28,000 per quarter. The effective rate of interest on the Second Note was 12.5%. The $336,000 current liability was increased or decreased to reflect the fair value of the derivatives at the end of each quarter. The $1.581 million carrying value of the Restructured Note will be accreted to its face value as we record interest expense over the remaining eighteen-month term at a rate of approximately $20,000 per quarter. The effective interest of the Restructured Note is 12.14%. Additionally, the $119,000 current liability will be increased or decreased to reflect the fair value of the conversion feature at the end of each quarter until the Restructured Note is paid in full or is converted into Common Stock.

The fair value of the derivative features of the Second Note decreased from $207,000 on September 30, 2003, to $129,000 on June 30, 2004, prior to issuance of the Restructured Note. The fair value of the derivative feature of the Restructured Note increased $3,000 from approximately $119,000 on June 30, 2004 to $122,000 on September 30, 2004. Accordingly, we recorded other income totaling approximately $75,000 in fiscal 2004. The fair value of the derivative features decreased from $246,000 on September 30, 2002, to $207,000 on September 30, 2003. Accordingly, we recorded other income totaling $39,000 in fiscal 2003.

On November 11, 2004, we received a notice of conversion dated November 10, 2004, from Tonga to convert the outstanding principal and accrued interest into our Common Stock at the conversion price set forth in the Restructured Note. The conversion price was $1.05, and was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10, 2004. The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522. Tonga owned 67% of our outstanding shares immediately after the conversion. According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004. See Note 15 to the consolidated financial statements.

The Restructured Note was secured by all of our assets. As part of the transaction, for a period of three years from the date of the Old Note, Tonga received the right to appoint a majority of our board of directors. Tonga has appointed three members to the Board and as a result, controls ASI. However, upon the conversion of the Restructured Note, which released all of our assets, and upon the subsequent sale of Tonga’s holdings of our Common Stock, Tonga relinquished its right to appoint directors, which may result in the appointment by us of new independent directors and relinquishment of Tonga’s control.

At September 30, 2004, 258,900 shares of Preferred Stock are outstanding and which are redeemable on or before December 28, 2006. Until December 27, 2004, we are entitled to redeem these shares at $1.40 per share, or $362,460. The redemption price increases $0.20 per year to $1.60 on December 28, 2004 ($414,240), $1.80 on December 28, 2005 ($466,020), and $2.00 on December 28, 2006 ($517,800).

On December 28, 2004, we must redeem $129,450 of the outstanding Preferred Stock. Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock. If we pay the $129,450 mandatory redemption payment on or before December 27, 2004, the redemption price will be $1.40, and we will redeem 92,464 shares of the Preferred Stock. If we redeem the remaining outstanding shares on December 27, 2006, we will redeem 166,436 shares at $1.80 per share, totaling $299,585. The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation. Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock. Accrued dividends at September 30, 2004, totaled approximately $42,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since fiscal 2000, we have experienced significant operating losses with corresponding reductions in working capital. Our revenues and backlog decreased significantly during that time. These factors, among others, have resulted in our independent auditors issuing an audit opinion on the September 30, 2004, financial statements that expressed substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. Financial steps included restructuring our bank debt through the issuance of preferred stock and convertible debt, subsequent collection of the federal income tax refund and sale of non-core assets. Operational steps included the consolidation of production services to two solution centers, reduction of corporate and non-core spending activities, outsourcing certain components of projects, and deploying a new sales and marketing team. In fiscal 2004, we retired 84% of our preferred stock for 12% of its redemption value and accrued dividends. We also restructured our convertible debt by issuing the Restructured Note to cure an event of default and reduced the total interest payable thereon. Tonga’s conversion of the Restructured Note in November 2004 eliminated liabilities totaling approximately $1,786,000. We will further reduce our occupancy expenses in fiscal 2005 when the lease on our corporate headquarters expires and we are able to relocate to more efficient and appropriate facilities.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

In the absence of a line of credit and because of our inability to secure debt on terms that would be considered reasonable based on our recent operating history, we depend on internal cash flow to sustain operations. Internal cash flow is significantly affected by customer contract terms and progress achieved on projects. Fluctuations in internal cash flow are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting:

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

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At September 30, 2004, we had multiple contracts with four customers, the aggregate of which accounted for 67% of our consolidated revenues in fiscal 2004. Revenues from these four customers accounted for 68% of our consolidated revenues in fiscal 2003. Two customers accounted for 69% of total accounts receivable and revenue in excess of billings at September 30, 2004 (Worldwide Services (58%) and Keyspan (11%)). Worldwide Services also represented 58% of the total balance of net accounts receivable and revenue in excess of billings at September 30, 2003. Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2005 such that revenue in excess of billings for these customer contracts will begin to decline.

In order to meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers. To meet our long-term cash requirements, we must complete certain projects in fiscal 2005 and 2006 that are related to the balance of revenues in excess of billings at September 30, 2004, in order to generate sufficient cash flow to fund operations and expenditures and to meet our debt requirements. We anticipate that the successful completion of these projects will reduce the balance of unearned revenue and generate cash sufficient to meet both our short-term and long-term debt obligations. We expect that we will be able to complete a majority of these contracts by June 30, 2005, but there can be no assurance that market conditions or other factors may prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate. If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

Our operating activities used $757,000 and $753,000 cash in fiscal 2004 and 2003, respectively, and provided positive cash flow of $2.3 million in fiscal 2002. Contract-related accounts described in the previous paragraph declined $3.0 million, $1.5 million, and $6.0 million in fiscal 2004, 2003, and 2002, respectively. Accounts payable and accrued expenses decreased $1.8 million in fiscal 2004, increased $0.5 million in fiscal 2003 and decreased $2.0 million in fiscal 2002. Prepaid expenses remained relatively constant in fiscal 2004 and 2003 and decreased by $0.5 million in fiscal 2002.

Cash provided by investing activities principally consisted of proceeds from sales of assets, offset by the purchases of equipment and leasehold improvements. We purchased equipment and leasehold improvements totaling $23,000, $156,000, and $434,000 in 2004, 2003, and 2002, respectively. In fiscal 2002, we generated $452,000 cash from the sale of assets.

Cash used by financing activities for fiscal years 2004, 2003, and 2002, was $310,000, $271,000, and $561,000, respectively. Financing activities in 2004 included the early redemption of our preferred stock, using $251,000 cash to retire the debt instruments and accrued dividends that had a carrying value of $1.7 million. Financing activities in 2002 consisted of a final note payment on our bank debt and payments on miscellaneous borrowings of approximately $2.6 million.

Selected quarterly financial data for the years ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
2004
Revenues	$2,554	$3,674	$3,340	$2,040	$11,608
Earnings (loss) before income taxes	(1,301)	(902)	1,250	(294)	(1,247)
Earnings (loss) available to common shareholders	(1,301)	(902)	1,250	(294)	(1,247)
Earnings (loss) per share
Basic	(1.33)	(0.83)	1.15	(.27)	(1.17)
Diluted	(1.33)	(0.83)	0.67	(.27)	(1.17)

2003
Revenues	$4,285	$3,672	$3,753	$3,263	$14,973
Loss before income taxes	(544)	(1,076)	(72)	(1,660)	(3,352)
Loss available to common shareholders	(764)	(1,264)	(233)	(1,659)	(3,920)
Net loss per share
Basic	(0.93)	(1.54)	(0.28)	(2.01)	(4.76)
Diluted	(0.93)	(1.54)	(0.28)	(2.01)	(4.76)

Impact Of Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS 123”. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 on April 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only the disclosures, not our financial results. See Note 7 to the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective July 1, 2003, we adopted SFAS No. 150, which resulted in the reclassification of $1.3 million of redeemable preferred stock issued prior to May 31, 2003, to debt. Future preferred stock dividends will be classified as interest expense.

There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations, in particular, an accounting pronouncement or other regulatory ruling related to the accounting for employee stock options and employee stock purchase plans as an expense. On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. FAS 123R would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” and would instead require companies to recognize compensation expense using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. The adoption of FAS 123R could materially impact our results of operations.

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

Item 8. Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Analytical Surveys, Inc.

We have audited the accompanying consolidated balance sheet of Analytical Surveys, Inc. and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and Subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered significant operating losses in 2004 and prior years and does not currently have external financing in place to fund working capital requirements, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

November 19, 2004

Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Analytical Surveys, Inc.:

We have audited the accompanying consolidated balance sheet of Analytical Surveys, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(e) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

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

KPMG LLP

San Antonio, Texas

December 22, 2003

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2004 and 2003

(In thousands)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$867	$1,952
Accounts receivable, net of allowance for doubtful accounts of $54 and $100 at September 30, 2004 and 2003, respectively	3,431	3,029
Revenue earned in excess of billings	3,006	6,112
Prepaid expenses and other	183	166

Total current assets	7,487	11,259

Equipment and leasehold improvements, at cost:
Equipment	4,783	4,896
Furniture and fixtures	484	484
Leasehold improvements	267	267

	5,534	5,647
Less accumulated depreciation and amortization	(5,274)	(5,126)

Net equipment and leasehold improvements	260	521

Total assets	7,747	11,780

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	53	74
Billings in excess of revenue earned	468	162
Accounts payable	882	2,504
Accrued interest – related party	78	150
Accrued liabilities	479	647
Accrued payroll and related benefits	678	958
Redeemable preferred stock – current portion	129	—
Fair value of derivative features – related party	122	207

Total current liabilities	2,889	4,702

Long-term debt:
Notes payable, less current portion	—	53
Long-term debt – related party	1,601	1,832
Redeemable preferred stock; no par value. Authorized 2,500 shares; 259 and 1,600 shares issued and outstanding at September 30, 2004 and 2003, (liquidation value $362 and $1,600), respectively	190	1,450

Total long-term debt	1,791	3,335

Total liabilities	4,680	8,037

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value. Authorized 10,000 shares; 1,104 and 824 shares issued and outstanding at September 30, 2004 and 2003, respectively	33,410	32,839
Accumulated deficit	(30,343)	(29,096)

Total stockholders’ equity	3,067	3,743

Total liabilities and stockholders’ equity	$7,747	$11,780

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2004, 2003, and 2002

(In thousands, except per share amounts)

	2004	2003	2002
Revenues	$11,608	$14,973	$19,072

Costs and expenses:
Salaries, wages and benefits	6,041	8,903	13,081
Subcontractor costs	3,714	3,540	3,617
Other general and administrative	3,533	4,738	5,504
Bad debts (recoveries)	—	(28)	68
Depreciation and amortization	273	482	915
Severance and related costs	164	410	97

Total operating costs	13,725	18,045	23,282

Loss from operations	(2,117)	(3,072)	(4,210)

Other income (expense):
Interest expense, net	(681)	(401)	(300)
Other income, net	76	121	237
Gain on extinguishment of debt, net of tax	1,475	—	11,708

Total other income (expense)	870	(280)	11,645

Earnings (loss) before income taxes	(1,247)	(3,352)	7,435
Income tax benefit	—	—	1,240

Earnings (loss) before cumulative effect of a change in accounting principle	(1,247)	(3,352)	8,675
Cumulative effect of a change in accounting principle, net of tax	—	—	(3,557)

Net earnings (loss)	(1,247)	(3,352)	5,118
Accretion of discount and dividends on preferred shares	—	(568)	(560)

Net earnings (loss) available to common shareholders	$(1,247)	$(3,920)	$4,558

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(1.17)	$(4.76)	$11.11
Cumulative effect of a change in accounting principle	—	—	(4.87)

Net earnings (loss) available to common shareholders	$(1.17)	$(4.76)	$6.24

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(1.17)	$(4.76)	$7.35
Cumulative effect of a change in accounting principle	—	—	(3.22)

Net earnings (loss) available to common shareholders	$(1.17)	$(4.76)	$4.13

Weighted average common shares:
Basic	1,061	824	731

Diluted	1,061	824	1,107

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2004, 2003, and 2002

(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balances at October 1, 2001	698	$32,191	$(29,734)	$(253)	$2,204
Comprehensive income:
Net earnings	—	—	5,118	—	5,118
Realized change in investment securities, net of reclassification adjustment of $168, net of income taxes of $0	—	—	—	253	253

Comprehensive income					5,371
Issuance of common shares in litigation settlement	126	648	—	—	648
Accretion of discount and dividends on preferred shares	—	—	(560)	—	(560)

Balances at September 30, 2002	824	32,839	(25,176)	—	7,663
Net loss	—	—	(3,352)	—	(3,352)
Accretion of discount and dividends on preferred shares	—	—	(568)	—	(568)

Balances at September 30, 2003	824	32,839	(29,096)	—	3,743
Net loss	—	—	(1,247)	—	(1,247)
Common stock issued pursuant to conversion of senior secured convertible note	261	324	—	—	324
Issuance of inducement stock options	—	52	—	—	52
Common stock issued pursuant to exercise of stock options	19	15	—	—	15
Contributed capital from issuance of note payable to related party	—	180	—	—	180

Balances at September 30, 2004	1,104	$33,410	$(30,343)	$—	$3,067

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$(1,247)	$(3,352)	$5,118

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	273	482	915
Issuance of inducement stock options	52	—	—
Gain on extinguishment of debt	(1,475)	—	(11,708)
Accretion of interest expense on preferred stock	486	174	—
Accretion of interest expense on convertible debt – related party	104	112	56
Change in fair value of derivative instruments – related party	(75)	(39)	(90)
Cumulative effect of a change in accounting principle	—	—	3,557
Loss (gain) on sale of assets	6	(14)	70
Changes in operating assets and liabilities:
Accounts receivable, net	(402)	(584)	3,666
Revenue earned in excess of billings	3,106	2,802	1,652
Prepaid expenses and other	(17)	17	455
Billings in excess of revenue earned	306	(725)	643
Accounts payable and other accrued liabilities	(1,594)	992	(1,644)
Accrued payroll and related benefits	(280)	(618)	(384)

Net cash provided by (used in) operating activities	(757)	(753)	2,306

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(23)	(156)	(434)
Cash proceeds from sale of assets	5	18	452

Net cash provided by (used in) investing activities	(18)	(138)	18

Cash flows from financing activities:
Principal payments on long-term debt	(74)	(271)	(2,561)
Redemption of preferred stock	(251)	—	—
Proceeds from issuance of senior secured convertible debt	—	—	2,000
Issuance of common stock pursuant to exercise of options	15	—	—

Net cash used in financing activities	(310)	(271)	(561)

Net increase (decrease) in cash	(1,085)	(1,162)	1,763
Cash and cash equivalents at beginning of year	1,952	3,114	1,351

Cash and cash equivalents at end of year	$867	$1,952	$3,114

Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$22	$249

Refund of income taxes	$—	$—	$1,255

Non-cash financing activities:
Issuance of preferred stock to retire debt	$—	$—	$300

Issuance of common stock in litigation settlement	$—	$—	$648

Issuance of common stock pursuant to conversion of debt	$324	$—	$—

Capital contribution pursuant to restructured note	$180	$—	$—

Accretion of preferred stock	$405	$650	$600

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Business and Basis of Financial Statement Presentation

Our primary business is the production of precision computerized maps and information files used in Geographic Information Systems (“GIS”). State and local governments and utility companies use GIS to manage information relating to utilities, natural resources, streets, and land use and property taxation.

Our consolidated financial statements include the accounts of our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Statement of Cash Flows Equipment and Leasehold Improvements

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents

(c)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over estimated useful lives of three to ten years. Repairs and maintenance are charged directly to operations as incurred.

(d)	Revenue and Cost Recognition

Contract revenues are recognized using the percentage of completion method based on the cost-to-cost method, whereby the percentage complete is based on costs incurred in relation to total estimated costs to be incurred. Costs associated with obtaining new contracts are expensed as incurred. We generally do not combine or segment contracts for purposes of recognizing revenue. Reimbursable out-of-pocket expenses are recorded as revenue.

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

(e)	Goodwill Impairment

We elected early adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of this election, we tested the carrying value of our goodwill for impairment under the provisions of FASB No. 142 as of October 1, 2001. We determined the goodwill recorded at October 1, 2001 was primarily associated with indefinite lived intangible assets resulting from acquisitions in our Utilities Division. We used the quoted market value of our Common Stock on October 1, 2001 at a discounted value to reflect the lack of float in available shares and the going-concern issues at that date to determine our fair value as a whole. The fair value of the reporting units (i.e. individual offices) in the Utilities Division was determined by allocating the fair value of our reporting unit’s respective portion of our contract assets (i.e. accounts receivables and revenue in excess of billings). The fair value of each reporting unit was then compared to the net assets of the respective reporting unit (including allocated corporate net assets) to determine if reporting unit level goodwill was impaired. We determined that impairment had occurred in each of the respective reporting units and that an impairment loss of $3.6 million should be reflected as a cumulative effect of a change in accounting principle at October 1, 2001.

(f)	Investment Securities

Investment securities consist of marketable equity securities that are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as accumulated other comprehensive income or loss as a separate component of stockholders’ equity until realized.

(g)	Income Taxes

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

U.S. generally accepted accounting principles require that we record a valuation allowance against deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the net operating loss carryforward in relation to our recent history of unprofitable operations and due to the continuing uncertainties surrounding our future operations as discussed above, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income.

(h)	Impairment of Long-Lived Assets Other Than Goodwill

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

(i)	Stock-Based Compensation

As permitted by Statement on Financial Accounting Standards (“SFAS”) No. 123, we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Pro forma information regarding net earnings (loss) and earnings (loss) per share is based on the fair value method at the date of the grant as required by SFAS No. 148.

We issued and have outstanding inducement options that were not issued pursuant to our stock option plans. On March 22, 2004, we issued inducement stock options as an employment inducement to our Chief Executive Officer. The inducement options were not issued pursuant to any stock option plan. The options vest over a twelve-month period and provide for the purchase of 75,000 shares of our Common Stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant. During fiscal 2004, we recognized approximately $51,700 in compensation expense for these options.

Had compensation cost for our stock-based compensation plans been determined based upon the fair value of options on the grant dates, our pro forma net earnings (loss) and diluted net earnings (loss) per share would have been as follows (in thousands, except per share amounts):

	Year ended September 30,
	2004	2003	2002
Net earnings (loss), available to common shareholders as reported	$(1,247)	$(3,920)	$4,558
Add: Stock based employee compensation included in reported net earnings	52	—	—
Less: Pro forma option expense	(114)	(203)	(750)

Pro forma net earnings (loss)	$(1,309)	$(4,123)	$3,808

Basic earnings (loss) per share, as reported	$(1.17)	$(4.76)	$6.24
Less: Pro forma option expense	(0.06)	(0.25)	(1.03)

Pro forma basic earnings (loss) per share	$(1.23)	$(5.01)	$5.21

Diluted earnings (loss) per share, as reported	$(1.17)	$(4.76)	$4.13
Less: Pro forma option expense	(0.06)	(0.25)	(0.67)

Pro forma diluted earnings (loss) per share	$(1.23)	$(5.01)	$3.46

The weighted average fair value of options granted during fiscal 2004, 2003, and 2002 was $1.46, $0.85 and $4.10 per share, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of two to three years, volatility ranging from 92% to 197% and a risk-free interest rate ranging from 4% to 6%.

The above pro forma disclosures are not necessarily representative of the effect on the historical net earnings (loss) for future periods because options vest over several years, and additional awards are made each year.

(j)	Earnings Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock, determined using the treasury stock method.

	Year Ended September 30
	2004	2003	2002
Basic
Earnings (loss) available to common shareholders	$(1,247)	$(3,920)	$4,558

Weighted average shares	1,061	824	731

Net earnings (loss) per share available to common shareholders	$(1.17)	$(4.76)	$6.24

Diluted
Earnings (loss) available to common shareholders	$(1,247)	$(3,920)	$4,558

Effect of dilutive securities:
Interest on convertible debenture	—	—	106
Change in fair value of derivative features	—	—	(90)

Net earnings (loss) available to common shareholders as adjusted	$(1,247)	$(3,920)	$4,574

Weighted average shares—basic	1,061	824	731
Potential dilutive securities:
Assumed conversion of debt — related party	—	—	376

	1,061	824	1.107

Net earnings (loss) per share available to common shareholders	$(1.17)	$(4.76)	$4.13

All dilutive common stock equivalents are reflected in our earnings per share calculation; the conversion of 1,573,169 shares under the convertible debt agreement is antidilutive for the year ended September 30, 2004 and 2003, and therefore they have been excluded. Additionally, for the years ended September 30, 2004, 2003, and 2002, potential dilutive common shares under the warrant agreement and stock option plans of 152,000, 649,000, and 619,000, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

(k)	Reverse Stock Split

All shares and per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected in October 2002.

(l)	Financial Instruments

The carrying amounts of financial instruments are estimated to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates and short-term maturities of these instruments. The carrying amount of the derivative features of our senior secured promissory note is marked to market at the end of each reporting period. The fair value of these derivative features was $122,000 and $207,000 at September 30, 2004 and 2003, respectively. Other income totaling $75,000, $39,000 and $90,000 was recognized for the years ended September 30, 2004, 2003, and 2002, respectively, as a result of marking derivative features to fair value at the end of each period.

(m)	Concentration of Credit Risk

We maintain our cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $100,000 from time to time. The terms of these deposits are on demand to minimize risk. We have not incurred losses related to these deposits.

(n)	Operating Cycle

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(2)	Accounts Receivable, Revenue Earned in Excess of Billings and Billings in Excess of Revenue Earned

At September 30, 2004, the estimated period to complete contracts in process ranges from three month to eighteen months, and we expect to collect substantially all related accounts receivable and revenue earned in excess of billings within eighteen months. Reserves on revenue earned in excess of billings total $52,000 and $100,000 for the years ended September 30, 2004 and 2003, respectively, which are netted with revenue earned in excess of billings. In fiscal 2004, $48,000 in reserves were written off against revenue earned in excess of billings. In fiscal 2002, $878,000 in reserves was written off against revenue earned in excess of billings and $500,000 in new reserves were established.

The following summarizes contracts in process at September 30 (in thousands):

	2004	2003
Costs incurred on uncompleted contracts	$26,873	$21,290
Estimated earnings	6,982	10,162

	33,855	31,452
Less billings to date	(31,317)	(25,502)

	$2,538	$5,950

Included in the accompanying consolidated balance sheets as follows:
Revenue earned in excess of billings	$3,006	$6,112
Billings in excess of revenue earned	(468)	(162)

	$2,538	$5,950

We have established a reserve (“allowance for doubtful accounts”) for estimated uncollectible amounts of billed and unbilled accounts receivable. When we determine that the collection of a billed or unbilled account receivable related to an active contract is not probable, we reduce the contract value accordingly. When we determine that the collection of a billed or unbilled account receivable related to a completed contract is not probable, we record bad debt expense and increase the allowance for doubtful accounts. When we identify that the collection of a reserved account receivable will not be collected, we write off the account receivable and reduce the allowance for doubtful accounts.

The allowance for doubtful accounts totaled $54,000 and $100,000 for the years ended September 30, 2004 and 2003, respectively, which are netted with accounts receivable. In fiscal 2004, $46,000 in reserves were written off against accounts receivable. In fiscal 2003 and 2002, no reserves were written off against receivables and no new reserves were established.

(3)	Debt

The components of debt are summarized as follows (in thousands).

	2004	2003
Long-Term Debt
Senior secured convertible note—related party	$1,601	$1,832
Other	53	127
Redeemable preferred stock (See Note 4)	319	1,450

	1,973	3,409
Less current portion	(182)	(74)

	$1,791	$3,335

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

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Old Note”) and a warrant (“Warrant”) to purchase 500,000 of our Common Stock to Tonga. We used the proceeds to repay $700,000 to senior lenders, pay transaction expenses of approximately $95,000 and fund operations. Senior lenders accepted the $700,000 cash payment and a $175,000 unsecured promissory note in full satisfaction of the $3.0 million note payable outstanding at March 31, 2002. On March 31, 2003, we paid the $175,000 unsecured promissory note in full together with interest totaling $10,048.

The Old Note, which carried a face value of $2 million, had a maturity date of April 2, 2005, and accrued interest on its face value at an annual rate of 5.00%. Accrued interest was not payable in cash but was to be converted into Common Stock upon the Old Note’s voluntary conversion date or maturity. We recorded the Old Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the Warrant and the conversion feature, respectively (“derivative features”), which were recorded as current liabilities.

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

On June 30, 2004, the event of default was cured when we restructured the Second Note. The restructured $1.7 million senior secured convertible promissory note (the “Restructured Note”) bears interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003. The principal amount of the Restructured Note, together with accrued and unpaid interest, is due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006. Tonga retained the right to convert the Restructured Note for shares of our Common Stock at any time. Tonga waived accrued interest on the Second Note through November 3, 2004, which totaled $134,000. Tonga also waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant and canceled the Warrant.

The carrying value of the Second Note immediately prior to execution of the Restructured Note was $1.616 million, which reflected the $1.7 million face value less the $84,000 unamortized discount. Additionally, immediately prior to the execution of the Restructured Note, the fair value of the Warrant totaled approximately $67,000, and the fair value of the conversion feature of the Second Note totaled approximately $62,000. As a result of the extended term of the Restructured Note, the estimated fair value of the conversion feature increased to approximately $119,000. We recorded the Restructured Note at $1.581 million reflecting a discount for the $119,000 estimated fair value of the conversion feature, which was recorded as a current liability. This transaction resulted in a net decrease in total liabilities of approximately $180,000. The decrease consisted of $134,000 of waived interest, the $67,000 fair value of the canceled Warrant, and a $35,000 decrease in the carrying value of the Restructured Note, offset by a $57,000 increase in the fair value of the conversion feature. We recorded the $180,000 decrease in liabilities as a capital contribution pursuant to Staff Accounting Bulletin Topic 1:B.

Prior to the issuance of the Restructured Note, the carrying value of the Second Note was accreted to its face value as we recorded interest expense over its three-year term at a rate of $28,000 per quarter. The effective rate of interest on the Second Note was 12.5%. The $336,000 current liability was increased or decreased to reflect the fair value of the derivatives at the end of each quarter. The $1.581 million carrying value of the Restructured Note will be accreted to its face value as we record interest expense over the remaining eighteen-month term at a rate of approximately $20,000 per quarter. The effective interest of the Restructured Note is 12.14%. The $119,000 current liability will be increased or decreased to reflect the fair value of the conversion feature at the end of each quarter until the Restructured Note is paid in full or converted into Common Stock. At September 30, 2004 and 2003, we had accrued interest of approximately $77,677 and $150,000, respectively, related to the Restructured Note.

The fair value of the derivative features of the Second Note decreased $78,000 from $207,000 on September 30, 2003, to $129,000 on June 30, 2004, prior to issuance of the Restructured Note. The fair value of the derivative feature of the Restructured Note increased $3,000 from approximately $119,000 on June 30, 2004 to $122,000 on September 30, 2004. Accordingly, we recorded other income totaling approximately $75,000 in fiscal 2004. The fair value of the derivative features decreased $39,000 from $246,000 on September 30, 2002, to $207,000 on September 30, 2003. Accordingly, we recorded other income totaling $39,000 in fiscal 2003.

On November 11, 2004, we received a notice of conversion dated November 10, 2004, from Tonga to convert the outstanding principal and accrued interest into our Common Stock at the conversion price set forth in the Restructured Note. The conversion price was $1.05, and was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10, 2004. The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522. Tonga owned 67% of our outstanding shares immediately after the conversion. According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004 (See Note 15).

We were generally restricted from issuing additional equity securities without Tonga’s consent, and Tonga had a right of first refusal as to certain subsequent financings. The Restructured Note was secured by all of our assets. As part of the transaction, for a period of three years from the date of the Old Note, Tonga had the right to appoint a majority of our board of directors. Tonga appointed three members to the Board and as a result, controls ASI. However, the conversion of the Restructured Note released all of our assets. Upon Tonga’s disposal of its holdings of our Common Stock, Tonga relinquished its right to appoint directors, which may result in our appointment of new independent directors and relinquishment of Tonga’s control.

The Agreement with senior lenders resulted in a gain on extinguishment of debt for the year ended September 30, 2002, which is calculated as follows (in thousands):

Outstanding debt at the time of extinguishment:
Line-of-credit	$4,400
Note payable	9,733

Total	14,133

Less:
Cash paid	(1,950)
Fair value of preferred stock issued (See Note 4)	(300)
Remaining note payable	(175)

Gain on extinguishment of debt	$11,708

Required principal payments on long-term debt at September 30, 2004 are $182,000 for the year ending September 30, 2005; $1,700,000 in 2006; and $300,000 in 2007. However, Tonga’s conversion of the Restructured Note in November 2004 eliminated the $1,700,000 principal payment that would have matured in fiscal 2006.

(4)	Redeemable Preferred Stock

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

At September 30, 2004, 258,900 shares of Preferred Stock are outstanding which are redeemable on or before December 28, 2006. Until December 27, 2004, we are entitled to redeem these shares at $1.40 per share, or $362,460. The redemption price increases $0.20 per year to $1.60 on December 28, 2004 ($414,240), $1.80 on December 28, 2005 ($466,020), and $2.00 on December 28, 2006 ($517,800).

On December 28, 2004, we must redeem $129,450 of the outstanding Preferred Stock. If we pay the $129,450 mandatory redemption payment on or before December 27, 2004, the redemption price will be $1.40, and we will redeem 92,464 shares of Preferred Stock. If we redeem the remaining outstanding shares on December 27, 2006, we will redeem 166,436 shares at $1.80 per share, totaling $299,585. The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation. Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock. Accrued dividends at September 30, 2004, totaled approximately $42,000.

The carrying value for the outstanding Preferred Stock is approximately $299,000 at September 30, 2004. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that factored in market conditions for similar securities, the current economic climate and our financial condition and performance.

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

(5)	Operating Leases

We lease our facilities and certain equipment under operating leases. Amounts due under non-cancelable operating leases with terms of one year or more at September 30, 2004 are as follows (in thousands):

Years ending September 30:
2005	$173
2006	—
2007	—
2008	—
2009	—

Total minimum operating lease payments	$173

Facility rent expense totaled $569,000, $623,000, and $766,000 for the years ended September 30, 2004, 2003, and 2002, respectively.

(6)	Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):

	2004	2003	2002
Current:
Federal	$—	$—	$(1,240)
State and local	—	—	—

	—	—	(1,240)

Deferred:
Federal	—	—	—
State and local	—	—	—

	$—	$—	$(1,240)

Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):

	2004	2003	2002
Computed “expected” income tax expense (benefit)	$(486)	$(1,140)	$1,319
State income taxes, net of federal tax effect	—	(8)	—
Impairment of non-deductible goodwill	—	—	1,190
Change in deferred tax valuation allowance	1,219	1,904	(4,201)
Other, net	(733)	(756)	452

Actual income tax expense (benefit)	$—	$—	$(1,240)

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

	2004	2003
Deferred tax assets:
Accrued liabilities, primarily due to accrued compensated absences for financial statement purposes	$74	$119
Equipment and leasehold improvements, primarily due to differences in depreciation	141	—
Severance accruals	—	40
Bad debt and revenue earned in excess of billing allowances	41	78
NOL carryforward	9,801	8,604
Impairment of deductible goodwill	2,175	2,470
Accrued marketing incentives	48	67
Other, net	107	98
Valuation allowance	(12,387)	(11,168)

Total deferred tax assets	—	308

Deferred tax liabilities:
Equipment and leasehold improvements, primarily due to differences in depreciation	—	(308)

Net deferred tax asset	$—	$—

At September 30, 2004, we had net operating loss carryforwards of approximately $25 million that will expire through September 30, 2023. We recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the uncertainty surrounding our ability to generate sufficient future taxable income to fully realize the deferred tax assets.

(7)	Stockholders’ Equity and Stock Options

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

We currently have five nonqualified stock option plans with 285,190 shares available for grant as of September 30, 2004. One of the plans expired on September 30, 2003, and options outstanding under that plan will remain outstanding until exercised or cancelled, but no new options will be issued under the plan. The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on that date. Options vest equally over a one or two year period from the date of grant or at 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from the date of grant. The options may vest earlier under certain circumstances, such as a change in control.

We also issued and have outstanding inducement options that were not issued pursuant to our stock option plans. On March 22, 2004, we issued inducement stock options as an employment inducement to our Chief Executive Officer. The inducement options were not issued pursuant to any stock option plan. The options vest over a twelve-month period and provide for the purchase of 75,000 shares of our Common Stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant. During fiscal 2004, we recognized approximately $51,700 in compensation expense for these options.

Stock option activity for the plans and the inducement grant for the years ended September 30 are summarized as follows (shares in thousands):

	Number of Options	Weighted Average Exercise price Per share
Balance, October 1, 2001	173	$83.70
Granted	37	4.46
Exercised	—	—
Canceled	(91)	181.05

Balance, September 30, 2002	119	31.00

Granted	70	1.14
Exercised	—	—
Canceled	(40)	42.08

Balance, September 30, 2003	149	13.95

Granted	115	1.74
Exercised	(19)	.79
Canceled	(93)	14.66

Balance, September 30, 2004	152	$5.92

At September 30, 2002, 3003, and 2004, approximately 59,000, 75,000 and 49,000 options, respectively, were exercisable.

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 2004 is as follows:

Range of Exercise Price	Number Outstanding at September 30, 2004	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at September 30, 2004	Weighted Average Exercise Price
$ 0.73 – 1.00	5,000	$0.73	8.4	—	$—
1.01 – 2.00	12,250	1.46	9.2	24,375	1.24
2.01 – 5.00	5,500	2.60	8.0	5,375	2.61
5.01 – 50.00	18,250	27.55	1.1	18,250	27.55
100.01 – 200.00	593	125.00	2.7	593	125.00
201.01 – 283.75	460	278.86	3.7	460	278.86

$ 0.73 – 283.75	152,303	$5.93	7.9	49,053	$15.30

(8)	Employee Benefit Plan

We sponsor a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 50% of their compensation, subject to certain limitations. We match 50% of employee contributions up to 4% of their compensation. We contributed $67,000, $100,000, and $96,000 to the plan in fiscal 2004, 2003, and 2002, respectively.

(9)	Concentrations of Credit Risk

At September 30, 2004, we had contracts with two customers that represented 69% of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these and two other customers for the fiscal year ended September 30, 2004 totaled 69% (27%, 16%, 12% and 12%, respectively) of total revenue. Revenues from these four customers accounted for 68% of our consolidated revenues in fiscal 2003. At September 30, 2003, these customers represented 68% (20%, 18%, 17% and 13%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2004 such that revenue in excess of billings for these customer contracts will begin to decline.

(10)	Litigation and Other Contingencies

On June 26, 2002, two of our shareholders, the Epner Family Limited Partnership and the Braverman Family Limited Partnership (“Claimants”), initiated arbitration proceedings against us. They alleged that certain representations and warranties which we made in connection with our acquisition of Cartotech, Inc., in June 1998 were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998. In December 2003, an American Arbitration Association panel ruled in our favor, awarding zero damages to the Claimants and ordering each side to bear its own attorneys’ fees. The Claimants also filed suit against four of our former officers for alleged violation of Texas and Indiana securities laws in connection with our acquisition of Cartotech. The case was dismissed on January 30, 2004. Our insurer reimbursed $1.8 million of the defense costs which totaled approximately $2.1 million.

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

(11)	Accrued payroll and related benefits

Our accrued payroll and related benefits are summarized as follows (in thousands).

	2004	2003
Accrued payroll	$358	$447
Accrued health benefits	130	205
Accrued vacation	190	306

Accrued payroll and related benefits	$678	$958

(12)	Segment Information

We evaluate operations and make key strategic and resource decisions based on operating results of our individual production centers. In previous years, we made these decisions based on our two different operating segments: the utilities division which uses our industry expertise and proprietary GIS for data conversion for electric, gas and water management utility customers; and the land division which creates land base maps using techniques in both general cartography and specialized photogrammetric mapping. We have completed a majority of our contracts in the land division and our primary focus is now on our utilities division operations. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We have presented segment data for the years ended September 30, 2004, 2003 and 2002 for comparative purposes.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
2004
Operations
Revenues	$6,610	$4,998	$—	$11,608	—	$—	$11,608
Earnings (loss) from operations	(2,449)	332	—	(2,117)	—	—	(2,117)
Interest expense, net	—	—	—	—	—	(681)	(681)
Other	—	—	—	—	—	76	76
Gain on extinguishment of debt, net of tax	—	—	—	—	—	1,475	1,475

Net loss							$(1,247)

Assets
Segment assets	$5,117	$1,123	$—	$—	$—	$—	$6,240
Non-segment assets	—	—	—	—	—	1,507	1,507

Consolidated assets							$7,747

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
2003
Operations
Revenues	$9,082	$5,674	$217	$14,973	$—	$—	$14,973
Earnings (loss) from operations	(3,319)	275	(28)	(3,072)	—	—	(3,072)
Interest expense, net	—	—	—	—	—	(401)	(401)
Other	—	—	—	—	—	121	121

Net loss							$(3,352)

Assets
Segment assets	$7,743	$1,284	$—	$—	$—	$—	$9,027
Non-segment assets	—	—	—	—	—	2,753	2,753

Consolidated assets							$11,780

	Utilities Location A	Utilities Location B	Utilities Location C	Total Utilities	Land	Non- Segment	Total
2002
Operations
Revenues	$9,346	$7,621	$1,309	$18,276	$796	—	$19,072
Earnings (loss) from operations	(2,012)	301	(837)	(2,548)	(1,662)	—	(4,210)
Interest expense, net	—	—	—	—	—	(300)	(300)
Other	—	—	—	—	—	237	237
Gain on extinguishment of debt, net of tax	—	—	—	—	—	11,708	11,708
Income tax benefit	—	—	—	—	—	1,240	1,240
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	(3,557)	(3,557)

Net earnings							$5,118

Assets
Segment assets	$9,185	$2,858	$118	$12,161	$—	$—	$12,161
Non-segment assets	—	—	—	—	—	3,342	3,342

Consolidated assets							$15,503

(13)	Impact of Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS 123”. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after

December 15, 2002. We adopted SFAS No. 148 on April 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only the disclosures, not our financial results (See Note 7).

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective July 1, 2003, we adopted SFAS No. 150, which resulted in the reclassification of $1.3 million of redeemable preferred stock issued prior to May 31, 2003, to debt. Future preferred stock dividends will be classified as interest expense.

There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations, in particular, an accounting pronouncement or other regulatory ruling related to the accounting for employee stock options and employee stock purchase plans as an expense. On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. FAS 123R would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” and would instead require companies to recognize compensation expense using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. The adoption of FAS 123R could materially impact our results of operations.

(14)	Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to restrict capital and operating expenditures to match available resources or seek additional financing, which may be available only at unfavorable interest rates or not available at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. Financial steps included restructuring our bank debt through the issuance of preferred stock and convertible debt, subsequent collection of the federal income tax refund and sale of non-core assets. Operational steps included the consolidation of production services to two solution centers, reduction of corporate and non-core spending activities, outsourcing certain components of projects, and deploying new sales and marketing team. In fiscal 2004, we retired 84% of our preferred stock for 12% of its redemption value and accrued dividends. We also restructured our convertible debt by issuing the Restructured Note to cure an event of default and reduced the total interest payable thereon. Further, the conversion of the Restructured Note in November 2004 eliminated debt and provided future working capital totaling approximately $1,786,000.

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

On November 11, 2004, we received a notice of conversion dated November 10, 2004, from Tonga requesting conversion of the $1.7 million Restructured Note and accrued interest into our Common Stock at the conversion price (“Conversion Price”) set forth in the Restructured Note. The Conversion Price was $1.05, and was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10,

2004. The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522. Tonga owned 67% of our outstanding shares immediately after the conversion. According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004. Upon liquidation of its holdings, Tonga relinquished its right to appoint directors, which may result in the appointment of new independent directors and relinquishment of Tonga’s control.

The conversion of the Restructured Note could have a material impact on our results for the first quarter of fiscal 2005. Management is currently evaluating the financial statement impact of the effect of the conversion.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

On August 7, 2004, we engaged Pannell Kerr Forster of Texas, P.C. (“PKF”) as our new independent accountants for the fiscal year ending September 30, 2004. KPMG LLP, previously our principal independent accountant, was dismissed on August 6, 2004. The decision to change our independent accountants from KPMG LLP to PKF was made and approved by the Audit Committee. KPMG LLP reported on our consolidated financial statements for each of the fiscal years ended September 30, 2003 and 2002 and its report was modified as set forth in Exhibit 99.1 to the Current Report on Form 8-K which we filed with the Securities and Exchange Commission on August 12, 2004. During the fiscal year ended September 30, 2003, and the subsequent interim period through August 6, 2004, there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)) requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. During the fiscal year ended September 30, 2003, and the subsequent interim period through August 6, 2004, PKF has not been engaged as independent accountants to audit our financial statements, nor has it been consulted regarding the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or reportable event.

Item 9a. Statement on Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Directors

The following lists the directors of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”), their ages, and a description of their business experience and positions held. The Board consists of five directors. Directors are elected to a one-year term. The date the present term of office expires for each director is the date of the Annual Meeting of our shareholders or until successors are elected and qualified.

J. Livingston Kosberg, 68, has served as one of our directors and as Chairman of the Board since May 1, 2002. Mr. Kosberg is a director of Affiliated Computer Services, Inc. and has a wide range of business experience in addition to more than forty years of business management experience. In May 2001, he retired as chairman of U.S. Physical Therapy, a publicly-traded company he founded in 1990 and served as president and CEO and for which he provides consulting services. Mr. Kosberg has founded and successfully grown three other enterprises during his career. Mr. Kosberg is a designee of Tonga Partners, L.P. (“Tonga”).

Christopher D. (Kit) Illick, 65, has served as one of our directors since May 1, 2002. Mr. Illick has been president of iQ Venture Partners, an investment bank specializing in advising and financing emerging growth businesses since July 2001. He is also a general partner of Illick Brothers, a real estate management business and serves on the Board of Directors of Shells Seafood Restaurants. Prior to joining iQ Venture Partners, Mr. Illick was a managing director at Brean Murray & Co., an investment banking firm, from 1999 to 2001. From 1996 to 1999, he was a limited partner of Oakes, Fitzwilliams & Co, a London-based investment bank specializing in emerging growth companies. Mr. Illick has more than thirty years of investment banking experience, including as founding president of the U.S. office of Robert Fleming and Associates, an United Kingdom-based investment bank, in 1968. Mr. Illick is a designee of Tonga.

Christopher S. Dean, 40, has served as one of our directors since August 13, 2002. Mr. Dean is the senior vice president of marketing and business development at FaceTime Communications, Inc. a leading vendor of security, management and control solutions for instant messaging within an enterprise. Since September 2001, Mr. Dean has been a principal in Dean Consulting, a consulting practice focused on marketing, business development and private equity financing in the technology, consumer products and travel industries. From January to July 2001, Mr. Dean served as senior vice president, business development for Epoch Partners, a boutique technology focused investment bank in San Francisco. From October 1998 to January 2001, he held executive positions with SmartAge.com (later B2SB Technologies) a small business focused B2B Internet portal, most recently as executive vice president, e-commerce services. From May 1997 to October 1998, Mr. Dean was a principal in Dean Consulting/Helicon Consulting, an Internet and software-focused consulting firm. Prior to May 1997, Mr. Dean held multiple executive roles in technology startups, management consulting firms and venture capital firms. Mr. Dean is a designee of Tonga.

Wayne B. Fuquay, 60, has been one of our directors and President and Chief Executive Officer since March 23, 2004. From May 1994 to March 2004, Mr. Fuquay was a managing principal of Wayne Fuquay and Associates, a consulting firm specializing in crisis and turnaround management for manufacturing and service industry firms. He has over 25 years of experience in various senior management positions, including president and chief executive officer of a $35 million structural steel fabricating company with three divisions, vice president and general manager of a $65 million wire manufacturing company with four divisions, and president of a $12 million barge cleaning and repair company with major environmental contamination in the petrochemical service industry.

Executive Officers

The following is certain information concerning our executive officers based on information furnished by them.

Information concerning Mr. Fuquay, our chief executive officer, appears under the heading “Directors” above.

Lori A. Jones, 47, has served as our Chief Financial Officer since January 2003. From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company. From May 2000 to March 2001, Ms. Jones served as the chief financial officer of Worldmerc Incorporated. From January 1999 to May 2000, Ms. Jones was the chief financial officer of Billserv Inc., an electronic billing presentation and payment service company. From May 1990 to December 1998, Ms. Jones served in various capacities, including most recently as chief financial officer, at Docucon Incorporated, a document imaging services company.

Hamid Akhavan, 43, has served as our Senior Vice President – Operations since April 2004. In January 1984, Mr. Akhavan joined Intelligraphics, Inc., which we acquired in December 1995, as a project manager. Until January 2004, he served ASI in various high-level operational and marketing positions including Vice President – Business Development . Mr. Akhavan served as a consultant to us from January 2004 to April 2004.

Audit Committee

Effective January 28, 2004, Mr. Dean was appointed to the Audit Committee upon Mr. Josh Huffard’s resignation from the Board of Directors. Mr. Dean serves on the Audit Committee with Mr. Illick, Chairman of the Audit Committee, and Mr. Kosberg. The primary purposes of the Audit Committee, which met two times in fiscal 2003, are to recommend the appointment of the Company’s independent accountants; review the scope and results of the audit plans of the independent accountants; oversee the scope and adequacy of the Company’s internal accounting control and record-keeping systems; review non-audit services to be performed by the independent accountants; and determine the appropriateness of fees for audit and non-audit services performed by the independent accountants. The Board of Directors has determined that Mr. Christopher Illick is an audit committee financial expert as described in Item 401(h) of Regulation S-K. In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and independent, as independence for audit committee members is defined in Rule 4200(a)(15) of the NASD’s listing standards. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10 percent of our common stock (“Common Stock”), to file with the Securities and Exchange Commission reports of ownership and changes of ownership of our Common Stock.

To our knowledge, based solely on review of the copies of such reports furnished us during fiscal 2004 all such filing requirements were met.

Code of Ethics

In July 2003 we adopted a code of ethics which our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization and which may be found on our website at www.anlt.com. We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

Item 11. Executive Compensation

Executive Officers

This table sets forth a summary of certain information regarding the compensation of our Chief Executive Officer and the other executive officers whose salary and bonus exceeded $100,000 during fiscal 2004 (the “named executive officers”) for the fiscal years ended September 30, 2004, 2003, and 2002.

		Annual Compensation			Long Term Compensation Awards
Name and Title	Year	Salary $	Bonus $	Other Annual Compensation (1) $	Stock Options(2) (#)	All Other Compensation (3) $
Wayne B. Fuquay(4) President and Chief Executive Officer	2004 2003 2002	117,231 — —	— — —	— — —	75,000 — —	— — —
Lori A. Jones(5) Chief Financial Officer	2004 2003 2002	142,981 88,269 —	— 3,500 —	— — —	— 25,000 —	2,860 1,558 —
Hamid Akhavan(6) Senior Vice President - Operations	2004 2003 2002	68,557 — —	— — —	— — —	20,000 — —	1,251 — —

(1)	Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns in any of the fiscal years reported, except as indicated.
(2)	Long term compensation consists only of stock options. There were no grants of restricted stock or payments from other long-term incentive plans, therefore columns for “Restricted Stock Awards” and “LTIP Payouts” are omitted.
(3)	Other compensation includes employer’s matching contributions to the 401(k) Incentive Savings Plan.
(4)	Mr. Fuquay’s annual compensation is $240,000. Mr. Fuquay joined ASI on March 23, 2004. Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2004.
(5)	Ms. Jones’ annual compensation was increased to $175,000 in August 2004. Ms. Jones joined ASI on January 24, 2003. Accordingly, fiscal 2003 compensation information included in the table represents only compensation from that date through September 30, 2003.
(6)	Mr. Akhavan’s annual compensation is $155,000. Mr. Akhavan joined ASI as an executive officer on April 12, 2004. Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2004.

Options/SAR Grants in Last Fiscal Year

This table sets forth certain information with respect to grants we made of stock options to our named executive officers during fiscal 2004. No stock appreciation rights (“SARs”) were granted to the named executive officers during fiscal 2004.

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options to Employees In Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value(2) at Assumed Annual Rates of Stock Appreciation for Option Term
					5% ($)	10% ($)
Wayne B. Fuquay	75,000	65.22%	1.50	03/23/14	70,751	179,296
Lori A. Jones	—	—	—	—	—	—
Hamid Akhavan	20,000	17.39%	1.75	06/16/14	22,011	55,781

(1)	All options vest equally at the end of each of four six-month periods.
(2)	“Potential Realizable Value” is calculated based on the assumption that the price of our Common Stock will appreciate at the rates shown. The 5% and 10% assumed rates are mandated by the rules of the Securities Exchange Commission and do not reflect our estimate or projection of future stock prices. Actual gains, if any, realized upon future exercise of these options will depend on the actual performance of our Common Stock and the continued employment of the named executive officer through the vesting period of the option.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

This table provides certain information regarding the number and value of unexercised stock options at September 30, 2004. As of that date, no SARs were outstanding.

Name	Shares acquired on exercise (#)	Value ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value ($) of Unexercised In-the-Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Wayne B. Fuquay	—	—	—	75,000	—	—
Lori A. Jones	15,000	$15,300	2,500	7,500	—	2,750
Hamid Akhavan	—	—	5,000	15,000	—	—

(1)	The value of the unexercised in-the-money options is calculated using the closing bid price of our Common Stock on September 30, 2004, at $1.28 per share. Amounts reflected are based on the assumed value minus the exercise price and do not indicate actual sales or proceeds.

Compensation of Directors

Non-employee directors receive a quarterly retainer of $2,500 for participating in Board and Committee meetings. Directors who are also employees do not receive any additional compensation for their service on the Board of Directors.

Non-employee directors also participate in the Analytical Surveys, Inc. 1993, 1997 and 2003 Non-Qualified Stock Option Plans. In November 2002, each non-employee director received an annual grant of options to purchase 7,500 shares of Common Stock at an exercise price equal to the fair market value at the date of grant. In prior years, each non-employee director received an annual grant of options to purchase 900 shares of Common Stock (as adjusted for our one-for-ten reverse stock split effected in October 2002) at an exercise price equal to the fair market value at the date of grant. All options vest at the end of each of four six-month periods equally.

Employment Contracts

Chief Executive Officer

On March 22, 2004, we entered into a one-year employment agreement with Mr. Wayne B. Fuquay providing for an annual base salary of $240,000 and an inducement stock option to purchase 75,000 shares of our Common Stock at $1.50 per share. The option is exercisable after the completion of one year of service to ASI.

Upon termination of Mr. Fuquay’s employment without “cause” or if he resigns his employment for “good reason,” (as defined, which includes a termination of employment in connection with a change of control), Mr. Fuquay will continue to receive salary for the remaining term of his employment agreement and all options will vest immediately after such termination or resignation. If we terminate Mr. Fuquay’s employment for “cause” (as defined), or if he terminates his employment voluntarily, Mr. Fuquay will not be entitled to receive severance pay and his stock option will be cancelled.

Under the employment agreement, Mr. Fuquay has agreed that he will not, at any time, disclose any of our confidential information or trade secrets and that all of his rights to inventions relating to our business belong to us. Mr. Fuquay also participates in all other plans that we maintain for the benefit of our executives or employees in general.

Chief Financial Officer

Effective January 24, 2003, we entered into an employment agreement with Ms. Jones, providing for a base salary of $135,000. The term of the employment agreement extends until March 31, 2005. Pursuant to an amendment dated November 26, 2003, Ms. Jones is entitled to participate in a bonus plan under which she may receive up to $60,000, depending on whether agreed-upon performance objectives for fiscal 2004 are satisfied. On August 5, 2004, Ms. Jones’ base salary was adjusted to $175,000 per annum to align her base compensation with comparable market rates. Ms. Jones also participates in any and all plans that are maintained for the benefit of our executives or employees in general.

Upon termination of Ms. Jones employment without “cause” (as defined in the employment agreement), Ms. Jones will continue to receive salary and benefits for six months.

Under the employment agreement, Ms. Jones has agreed that she will not at any time disclose any of our confidential information or trade secrets, and that all of her rights to inventions relating to our business belong to us.

Senior Vice President – Operations

Effective April 12, 2004, Hamid Akhavan was hired as Senior Vice President – Operations pursuant to a letter agreement. Under the terms of his employment, Mr. Akhavan is to receive an annual base salary of $155,000. Upon termination of his employment without “cause” (as defined), Mr. Akhavan will continue to receive salary and benefits for six months. Mr. Akhavan also participates in any and all plans that are maintained for the benefit of our executives or employees in general.

Report of the Compensation Committee

The compensation committee follows established rationale and policies for compensating our executive officers. The compensation committee evaluates the compensation packages of our chief executive officer and all of our other executive officers on an annual basis or at the end of a contract term. The committee utilizes salary surveys and statistics to ensure compensation is commensurate for the office held and the size of the business. Base salaries are also negotiated after giving consideration to the risks and responsibilities pertaining to the individual as a public company officer. Bonus plans are included in the compensation package, but generally include only discretionary payments that are awarded based on company performance, which include achievement of revenue, profits, or achievement of qualitative rather than quantitative milestones, such as a successful solution to corporate challenges such as a successful negotiation or the settlement of litigation. The following report of the compensation committee describes these policies and rationales with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2004.

Officer Compensation Policy. The compensation committee’s fundamental policy is to provide a compensation program for executive officers that will enable us to attract and retain the services of highly-qualified individuals and offer our executive officers competitive compensation opportunities based upon overall performance and their individual contribution to our financial success. The compensation committee uses third party compensation surveys and information to assure that executive compensation is set at levels within the current market range for companies in a similar industry and stage as ASI. It is the committee’s objective to have a substantial portion of each officer’s compensation contingent upon our performance, as well as upon such officer’s own level of performance. Bonus targets are established for each executive officer but are discretionary and are awarded based on company and personal performance, which include revenue, operating results, new sales, achievement of qualitative milestones, retention incentives, and achievement of personal and company goals. Adjudication of bonus payments is based on the percentage of achievement of goals and evaluation of performance, with consideration given to the availability of cash and the overall position of ASI.

Employment Agreements. The current executive officers were employed pursuant to written employment agreements or letter agreements during fiscal 2003 and 2004. The compensation committee has considered the advisability of using employment or letter agreements and has determined that it is in our best interests because it permits us to achieve our desired goals of motivating and retaining the best possible executive talent. Each employment agreement or letter agreement separately reflects the terms that the compensation committee felt were appropriate and/or necessary to recruit and retain the services of the particular executive officer, within the framework of our compensation policies.

Components of Executive Compensation. Each executive officer’s compensation package is comprised of three elements: base salary, which is designed to be competitive with salary levels of similar companies that compete with us for executive talent and reflects individual performance and the executive’s contribution; performance bonuses, which are based on the terms of the employment agreements; and long-term stock option awards, which create common interests for the executive officers and the shareholders.

Base Salary. The salaries paid to the executive officers in fiscal 2004 were based on the terms of their employment agreements or letter agreements and are set forth in the summary compensation table.

Bonuses. The executive officers are entitled to annual bonuses based upon the terms of their employment agreements (see “Employment Contracts” above) and discretionary bonuses based on their respective performance. No bonuses were paid to any executive officers in fiscal 2004.

Stock Option Plans. We have the Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan, the Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, the Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and the Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and the Analytical Surveys, Inc. 2003 Non-Qualified Stock Option Plan, as amended and supplemented. The Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan expired on September 30, 2003. The 9,428 options outstanding under the plan will expire between June 2007 and August 2013 unless otherwise forfeited, cancelled or exercised. The option plans are long-term incentive plans for employees and are intended to align shareholder and employee interests by establishing a direct link between long-term rewards and the value of our Common Stock. The compensation committee believes that long-term stock incentives for executive officers and employees are an important factor in retaining valued employees. Because the value of an option bears a direct relationship to our Common Stock price, the compensation committee believes that options motivate officers and employees to manage the Company in a manner that will benefit all shareholders.

The options granted to the executive officers in fiscal 2004 were made in accordance with the terms of their employment agreements (see “Employment Contracts “) or at the discretion of the Board. Information with respect to option grants in fiscal 2004 2003 to the executive officers is set forth in the Option Grants Table. The compensation committee views stock option grants as important components of our long-term, performance-based compensation philosophy.

CEO Compensation. The compensation paid to Mr. Fuquay during fiscal 2004 was based upon the terms of his employment agreement that began on March 22, 2004. Such agreement is described under “Employment Contracts. Mr. Fuquay’s base salary was designed to be competitive with salary levels of chief executive officers of similar companies that compete with us for executive talent and to be reflective of his performance and contribution to ASI.

Deductibility of Executive Compensation. The compensation committee is responsible for addressing the issues raised by Internal Revenue Code Section 162(m). Section 162 (m) limits to $1 million our deduction for compensation paid to certain of our executive officers who not qualify as “performance-based.” To qualify as performance based under Section 162(m), compensation payments must be made pursuant to a plan that is administered by a committee of outside directors and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by shareholders, and the compensation committee must certify that the performance goals were achieved before payments can be awarded. We believe that all compensation paid to our executive officers listed in the summary compensation table in fiscal 2004 is fully deductible and that compensation paid under the plans will continue to be deductible. The committee’s present intention is to comply with the requirements of Section 162(m) unless and until the committee determines that compliance would not be in the best interest of the Company and our shareholders.

By the Compensation Committee
Christopher S. Dean, Chairman
J. Livingston Kosberg
Christopher D. (Kit) Illick

PERFORMANCE GRAPH

The following graph compares the cumulative total return on our Common Stock with the index of the cumulative total return for the Nasdaq Stock Market (U.S.) (“Total U.S.”) and the index of the Nasdaq Computer and Data Processing Services Stocks (“DP&S”). The graph assumes that $100 was invested on October 1, 1999, and that all dividends, if any, were reinvested.

The following data points were used in constructing the performance graph:

	Cumulative Total Return
	10/01/99	10/01/00	10/01/01	10/01/02	10/01/03	10/01/04
ANALYTICAL SURVEYS, INC	100.00	12.70	4.38	1.27	0.96	0.83
NASDAQ STOCK MARKET (U.S.)	100.00	159.85	56.32	49.18	58.43	65.29
NASDAQ COMPUTER & DATA PROCESSING	100.00	133.12	50.35	39.12	55.40	62.98

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the shares of our Common Stock (the only outstanding class of voting securities) owned of record and beneficially as of December 1, 2004, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of our Common Stock, (ii) each director and named executive officer, and (iii) all directors and executive officers as a group: (Except as otherwise noted in the table, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable, and the address of each shareholder is c/o Analytical Surveys, Inc., 11900 Crownpoint Drive, Suite 100, San Antonio, Texas 78233.)

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
Hamid Akhavan (2)	10,000			**
Christopher S. Dean (3)*	7,500			**
Wayne B. Fuquay*	—			**
Christopher D. Illick (3)*	7,500			**
Lori A. Jones (4)	11,590			**
J. Livingston Kosberg (3)*	7,500			**
All directors and executive officers as a group (6 persons) (5)	44,090	(6)	1.5%

*	Director
**	Less than 1%
(1)	All persons have sole voting and investment power with respect to their shares. All amounts shown in this column include shares obtainable upon exercise of stock options currently exercisable or exercisable within 60 days of the date of this table.
(2)	Includes 10,000 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2004.
(3)	Includes 7,500 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2004.
(4)	Includes 3,750 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2004.
(5)	Includes 36,250 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2004.

Change in Control

On April 2, 2002, Tonga invested $2.0 million in ASI in exchange for the issuance of a senior secured convertible promissory note in the principal amount of $2.0 million (the “Old Note”) and the issuance of a Warrant to purchase 500,000 (subject to adjustment) shares of our Common Stock and the right to appoint a majority of our Board of Directors (the “Change in Control Transaction”). The note was convertible at any time into Common Stock, and the Warrant was exercisable at any time through April 2, 2007. In addition, as part of the transaction, for a period of three years from the date of the note (until April 2, 2005) Tonga received the right to appoint a majority of our Board of Directors. Currently, all three outside directors are Tonga appointees. The right to appoint directors arose solely from the provisions of the note and not from Tonga’s ownership of our Common Stock. The source of the $2.0 million that Tonga invested in ASI was available cash.

In November 2003, Tonga converted $300,000 in principal amount of the Old Note and received 261,458 shares of our Common Stock and a $1.7 million note (“Second Note”) bearing the same terms. On June 30, 2004, we restructured the Second Note to cure an event of default (the “Restructured Note”). On November 10, 2004, Tonga converted the outstanding principal and accrued interest and received 1,701,349 shares of our Common Stock. According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004. Upon conversion of the Restructured Note, Tonga relinquished its right to appoint directors, which may result in the appointment of new independent directors and relinquishment of Tonga’s control. See Note 15 to the consolidated financial statements.

Equity Compensation Plan Information

The following table gives information about equity awards under our equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	50,128	$6.46	227,365
Equity compensation plans not approved by security holders	102,175	$5.66	57,825

Total	152,303	$5.92	285,190

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

Eligibility for Participation. Individuals eligible to participate in the 2000 Plan are employees of ASI and our subsidiaries, but not any officers of ASI or our subsidiaries.

Terms of Options. Options granted to employees may be either incentive stock options (ISOs), which satisfy the requirements of Internal Revenue Code Section 422, or nonstatutory stock options (NSOs), which are not intended to satisfy such requirements. The exercise price for the grant of an NSO under the 2000 Plan may be any price that is greater than or equal to 85% of the fair market value of the Common Stock on the date the NSO is granted. The exercise price of an ISO must be at least equal to 100% (110% for 10%-shareholders) of the fair market value of our Common Stock on the date the ISO is granted. Options expire at the times determined by the committee, as specified in the applicable award agreement. However, no option is exercisable later than the tenth anniversary of the grant date, and any ISO granted to a 10%-shareholder must be exercisable on or before the fifth anniversary of the grant date.

Vesting and Acceleration. Options vest at the times determined by the committee, as specified in the applicable award agreement. A participant’s options become fully vested upon the termination of the participant’s employment as a result of a reduction in force and upon the occurrence of a change in control of ASI. In general, a change in control will be deemed to have occurred upon the acquisition by any person of more than 50% of our outstanding voting securities (or securities subject to conversion into voting securities), the acquisition by any person of the power to elect a majority of our directors, certain mergers and other corporate transactions if the holder’s of our voting securities before the transaction receive less than 50% of the outstanding voting securities of the reorganized, merged or consolidated entity, after the transaction, and a complete liquidation or dissolution of ASI, or the sale of all or substantially all of the assets of ASI, if approval of our shareholders is required for the transaction.

Deduction to ASI. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by a participant. The deduction generally will be allowed for our taxable year in which occurs the last day of the calendar year in which the participant recognizes ordinary income.

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

Number of Shares Subject to the 2000 Recruitment Plan. The 2000 Recruitment Plan authorizes the grant of options relating to an aggregate of 50,000 shares of Common Stock, subject to adjustment in the case of a change in our capitalization in the same manner as is provided in the 2000 Plan (described above).

Eligibility for Participation. An individual is eligible for participation in the 2000 Recruitment Plan if such individual has not been previously employed by ASI and the award of options is made in connection with the entry into an employment contract with such individual.

Terms of Options. The options granted under the 2000 Recruitment Plan have the same terms as are described above with respect to the 2000 Plan.

Vesting and Acceleration. The options granted under the 2000 Recruitment Plan are subject to the same vesting and acceleration provisions as are described above with respect to the 2000 Plan.

Deduction to ASI. We will be entitled to deductions for options granted under the 2000 Recruitment Plan as described above with respect to the 2000 Plan.

Term. The 2000 Recruitment Plan expires on September 8, 2010.

Inducement Option

In March 2004, the Board of Directors issued an inducement option to Mr. Wayne Fuquay as an inducement to employment as our Chief Executive Officer (“Inducement Option”). Pursuant to applicable law, the Inducement Option has not been approved by our shareholders. The Inducement Option is a one-time, non-recurring grant that was approved by a committee appointed by the Board of Directors.

Number of Shares Subject to the Inducement Option. The Inducement Option granted options relating to an aggregate of 75,000 shares of our Common Stock.

Terms of Options. The options granted under the Inducement Option are nonqualified stock options and carry an exercise price of $1.50, which was below the fair market value of our Common Stock on the date the options were granted. The options are not exercisable later than the tenth anniversary of the grant date, and, in the event that Mr. Fuquay’s employment is terminated for any reason other than death, the options are exercisable no later than ninety days after such termination occurs.

Vesting and Acceleration. The options granted under the Inducement Option shall vest on March 22, 2005, if Mr. Fuquay’s employment has not been previously terminated. The options shall vest immediately in the event of Mr. Fuquay’s death and on a pro-rata basis in the event of Mr. Fuquay’s disability. The options become fully vested upon a significant event, which includes a merger, consolidation, liquidation, dissolution, sale or other dissolution of ASI of all or substantially of our assets.

Deduction to ASI. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by Mr. Fuquay. The deduction generally will be allowed for our taxable year in which occurs the last day of the calendar year in which the participant recognizes ordinary income.

Term. The Inducement Option expires on March 22, 2014.

Item 13. Certain Relationships and Related Party Transactions.

On April 2, 2002, Tonga invested $2.0 million in ASI in exchange for the Old Note and the issuance of the Warrant to purchase 500,000 shares of our Common Stock. As part of the transaction, Tonga received the right to appoint a majority of our board of directors until April 2, 2005.

On November 6, 2003, Tonga converted $300,000 in principal amount of the Old Note at the conversion price of $1.24 plus accrued interest into 261,458 shares of our Common Stock, which was 90% of the average closing bid prices for our Common Stock for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. The Second Note having the same terms as the Old Note was issued to Tonga on November 4, 2003, for the remaining $1.7 million in principal amount not converted under the Old Note. On June 30, 2004, we restructured the Second Note to cure an event of default that was triggered when the our Registration Statement on Form S-3 filed with the SEC on December 30, 2003, was not declared effective by the SEC as required by the terms of the Second Note. See Note 3 to the consolidated financial statements. The maturity date of the $1.7 million Restructured Note was extended to January 2, 2006, and was payable at Tonga’s option in cash or shares of our Common Stock. Tonga retained the ability to convert the Restructured Note for shares of our Common Stock at any time, waived $134,000 in accrued interest on the Second Note, waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant and canceled the Warrant.

On November 10, 2004, Tonga converted the Restructured Note and accrued interest into shares of our Common Stock. As provided by the terms of the Restructured Note, the conversion price was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date. Accordingly, we issued 1,701,349 shares at the conversion price of $1.05 per share. The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522. Tonga owned 67% of our outstanding shares immediately after the conversion. According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004. Tonga simultaneously relinquished its right to appoint directors, which may result in the appointment of new independent directors and relinquishment of Tonga’s control. See Note 15 to the consolidated financial statements.

Item 14. Principal Accountant Fees and Services.

(a) Audit Fees.

As of December 1, 2004, audit fees billed by Pannell Kerr Forster of Texas, P.C. for the audit of our annual financial statements for the fiscal year ended September 30, 2004, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for that year were $46,633.

The aggregate fees billed for professional services rendered by KPMG LLP for the review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2004, was $30,000. The aggregate fees billed for professional services rendered by KPMG LLP for the audit of our financial statements for the fiscal year ended September 30, 2003, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission was $158,000.

(b) Audit-Related Fees.

The aggregate fees billed for professional services rendered by KPMG LLP for assurance and related services in each of the fiscal years ended September 30, 2004 or September 30, 2003, were $182,222 and $0. There were no fees billed in either of the fiscal years ended September 30, 2004, or September 30, 2003, for assurance and related services rendered by Pannell Kerr Forster of Texas, P.C., that are related to the performance of the audit or review of our financial statement but not reportable as Audit Fees.

(c) Tax Fees

The aggregate fees billed for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning in each of the fiscal years ended September 30, 2004, and September 30, 2003, were $0 and $23,500, respectively. Tax fees in fiscal 2003 were incurred for preparation of our federal and state income tax returns as well as for a review of Internal Revenue Code Section 382 rules related to a proposed transaction and Puerto Rican tax compliance services. There were no fees billed in either of the fiscal years ended September 30, 2004, or September 30, 2003, for tax and related services rendered by Pannell Kerr Forster of Texas, P.C.

(d) All Other Fees.

There were no other fees billed in either of the fiscal years ended September 30, 2004, or September 30, 2003, for services rendered by Pannell Kerr Forster of Texas, P.C. or by KPMG LLP not reportable as Audit Fees, Audit-Related Fees or Tax Fees.

(e) Audit Committee Pre-Approval Policies.

The Audit Committee has established a policy intended to clearly define the scope of services performed by our independent auditors for non-audit services. This policy relates to audit services, audit-related services, tax and all other services which may be provided by our independent auditor and is intended to assure that such services do not impair the auditor’s independence. The policy requires the pre-approval by the Audit Committee of all services to be provided by our independent auditor. Under the policy, the Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee or its designee. In addition, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report to the Audit Committee at its next meeting any services which such member or members has approved. The policy also provides that the Audit Committee will pre-approve the fee levels for all services to be provided by the independent auditor. Any proposed services exceeding these levels will require pre-approval by the Audit Committee.

All of the services provided by our independent registered public accounting firm described above under the captions Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees were approved by the Audit Committee and the Audit Committee has determined that the auditor independence has not been compromised as a result of providing these services and receiving the fees for such services as noted above.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements

Included in Part II of this Report:

Independent Auditors’ Report

Consolidated Balance Sheets, September 30, 2004 and 2003

Consolidated Statements of Operations, Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows, Years Ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements, September 30, 2004, 2003 and 2002

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

The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

	3.0	Articles of Incorporation and By-Laws

	3.1	Articles of Incorporation, as amended (incorporated by reference to ASI’s Registration Statement on Form S-18, (Registration No. 2-93108-D)).

	3.3	By-Laws (incorporated by reference to ASI’s Registration Statement on Form S-18 (Registration No. 2-93108-D).

	3.3	Amendment to By-laws (incorporated by reference to ASI’s Annual Report on Form 10-K for the year ended September 30, 1998).

	4.0	Instruments defining the rights of Security Holders including Indentures

	4.1	Form of Stock Certificate (incorporated by reference to ASI’s Registration Statement on Form S-18 (Registration No. 2-93108-D)).

	10.0	Material Contracts

	10.1	1993 Non-Qualified Stock Option Plan dated December 11, 1992 (incorporated by reference to ASI’s Proxy Statement dated January 11, 1993).

	10.2	Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, as amended and restated (incorporated by reference to ASI’s Proxy Statement dated January 8, 1998).

	10.3	Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and form of stock option agreement (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.4	Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.5	Analytical Surveys, Inc. Year 2003 Stock Option Plan and form of agreement (incorporated by reference to ASI’s Proxy Statement dated July 21, 2003, for its 2003 Annual Meeting).

10.6	Employment Agreement dated January 20, 2003, by and between Analytical Surveys, Inc. and Lori Jones (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended December 31, 2002).

10.7	First Amendment to Employment Agreement dated November 26, 2003, by and between Analytical Surveys, Inc. and Lori Jones (incorporated by reference to ASI’s Annual Report on Form 10-K/A for the year ended September 30, 2003, as filed with the Commission on May 17, 2004).

10.8	Employment Agreement dated March 22, 2004, by and between Analytical Surveys, Inc. and Wayne Fuquay (incorporated by reference to ASI’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

11.1	Statement Regarding Computation of Per Share Earnings

14.1	Code of Ethics (incorporated by reference to ASI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

16.0	Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16 to ASI’s Current Report on Form 8-K dated August 13, 2004).

23.1	Consent of Pannell Kerr Forster of Texas, P.C.

23.2	Consent of KPMG LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Analytical Surveys, Inc.

By:	/s/ Wayne B. Fuquay	Date: December 10, 2004
Wayne B. Fuquay
President and Chief Executive Officer

By:	/s/ Lori A. Jones	Date: December 10, 2004
Lori A. Jones
Chief Financial Officer

By:	/s/ J. Livingston Kosberg	Date: December 10, 2004
J. Livingston Kosberg
Chairman of the Board

By:	/s/ Christopher D. Illick	Date: December 10, 2004
Christopher D. Illick
Director

By:	/s/ Christopher S. Dean	Date: December 10, 2004
Christopher S. Dean
Director