Form 10-Q
period 2004-12-31
ANALYTICAL SURVEYS INC
filed 2005-02-14
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 1, 2005, WAS 2,869,272.

Part I

Financial Information

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	September 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,636	$867
Accounts receivable, net of allowance for doubtful accounts of $54 and $54 at December 31 and September 30, 2004, respectively	2,035	3,431
Revenue earned in excess of billings	2,629	3,006
Prepaid expenses and other	168	183

Total current assets	6,468	7,487

Equipment and leasehold improvements, at cost:
Equipment	4,788	4,783
Furniture and fixtures	484	484
Leasehold improvements	267	267

	5,539	5,534
Less accumulated depreciation and amortization	(5,330)	(5,274)

Net equipment and leasehold improvements	209	260

Total assets	$6,677	$7,747

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	33	53
Billings in excess of revenue earned	394	468
Accounts payable	499	882
Accrued interest – related party	—	78
Accrued liabilities	472	479
Accrued payroll and related benefits	573	678
Redeemable preferred stock – current portion	—	129
Fair value of derivative feature – related party	—	122

Total current liabilities	1,971	2,889

Long-term liabilities:
Long-term debt – related party	—	1,601
Redeemable preferred stock, no par value. Authorized 2,500 shares; 166 and 259 shares issued and outstanding at December 31 and September 30, 2004, (liquidation value $267 and $362), respectively	210	190

Total long-term liabilities	210	1,791

Total liabilities	2,181	4,680

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value. Authorized 10,000 shares; 2,869 and 1,104 shares issued and outstanding at December 31 and September 30, 2004, respectively	35,330	33,410
Accumulated deficit	(30,834)	(30,343)

Total stockholders’ equity	4,496	3,067

Total liabilities and stockholders’ equity	$6,677	$7,747

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31
	2004	2003
Revenues	$2,028	$2,554

Costs and expenses:
Salaries, wages and benefits	1,554	1,809
Subcontractor costs	378	796
Other general and administrative	436	864
Depreciation and amortization	55	85
Severance and related costs	67	22

Total operating costs	2,490	3,576

Loss from operations	(462)	(1,022)

Other income (expense):
Interest expense, net	(41)	(226)
Other income, net	12	(53)

Total other income (expense)	(29)	(279)

Loss before income taxes	(491)	(1,301)
Provision for income taxes	—	—

Net loss available to common shareholders	$(491)	$(1,301)

Basic net loss per common share available to common shareholders	$(0.25)	$(1.33)

Diluted net loss per common share available to common shareholders	$(0.25)	$(1.33)

Weighted average common shares:
Basic	1,976	980

Diluted	1,976	980

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2004

(In thousands)

(Unaudited)

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2004	1,104	$33,410	$(30,343)	$3,067
Net loss	—	—	(491)	(491)
Common stock issued pursuant to conversion of senior secured convertible note	1,701	1,806	—	1,806
Issuance of inducement stock options	—	22	—	22
Common stock issued pursuant to exercise of stock options	64	92	—	92

Balances at December 31, 2004	2,869	$35,330	$(30,834)	$4,496

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31
	2004	2003
Cash flows from operating activities:
Net loss	$(491)	$(1,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55	85
Issuance of inducement stock options	22	—
Accretion of interest expense on preferred stock	20	150
Accretion of interest expense on convertible debt – related party	9	29
Change in fair value of derivative instrument or carrying value of premium on convertible debt – related party	(12)	53
Changes in operating assets and liabilities:
Accounts receivable, net	1,396	992
Revenue earned in excess of billings	377	399
Prepaid expenses and other	15	(142)
Billings in excess of revenue earned	(75)	100
Accounts payable and other accrued liabilities	(381)	(135)
Accrued payroll and related benefits	(105)	(128)

Net cash provided by operating activities	830	102

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(5)	(3)

Net cash used in investing activities	(5)	(3)

Cash flows from financing activities:
Principal payments on long-term debt	(19)	(19)
Redemption of preferred stock	(129)	—
Proceeds from common stock issued pursuant to exercise of options	92	—

Net cash used in financing activities	(56)	(19)

Net increase in cash	769	80

Cash and cash equivalents at beginning of period	867	1,952

Cash and cash equivalents at end of period	$1,636	$2,032

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$2

Non-cash financing activities:
Issuance of common stock pursuant to conversion of debt—related party	$1,806	$324

Accretion of interest on preferred stock	$20	$150

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our annual report for the year ended September 30, 2004, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2004. All amounts contained herein are presented in thousands unless indicated.

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

Stock Based Compensation. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense related to our stock option plans is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net loss and net loss per share is required by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosures”. This information has been estimated at the date of grant using the fair value method.

We granted inducement stock options (“Option”) to our former Chief Executive Officer on March 22, 2004. The Option was not issued pursuant to our stock option plans, and would have vested at the end of a twelve-month period. The Option originally provided for the purchase of 75,000 shares of common stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant. Upon his resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, with a market value of $1.93 per share, and cancelled his right to purchase the remaining 18,750 shares. The intrinsic value of the vested shares totaled approximately $24,000. Mr. Fuquay exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our common stock. Compensation expense for the three months ended December 31, 2004, included $22,173 related to the original grant of the Options as well as the remeasured value of the accelerated Options. Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended December 31
	2004	2003
	(in thousands except per share earnings)
Net loss available to common shareholders as reported	$(491)	$(1,301)
Add: Stock-based employee compensation included in reported net loss	22	—
Less: Pro forma option expense	(30)	(15)

Pro forma net loss	$(499)	$(1,316)

Basic net loss per share, as reported	$(0.25)	$(1.33)
Less: Pro forma option expense	—	(0.02)

Pro forma basic net loss per share	$(0.25)	$(1.35)

Diluted net loss per share, as reported	$(0.25)	$(1.33)
Less: Pro forma option expense	—	(0.02)

Pro forma diluted net loss per share	$(0.25)	$(1.35)

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

	Three Months Ended December 31
	2004	2003
	(in thousands except per share earnings)
Basic
Net loss available to common shareholders	$(491)	$(1,301)

Weighted average shares	1,976	980

Net loss per share available to common shareholders	$(0.25)	$(1.33)

Diluted
Net loss available to common shareholders	$(491)	$(1,301)

Weighted average shares	1,976	980

Net loss per share available to common shareholders	$(0.25)	$(1.33)

3. Impact Of Recently Issued Accounting Pronouncements

In December 2004, the FASB published revisions to SFAS No. 123. The revised SFAS No. 123 requires companies to account for share-based payment transactions using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS No. 123. The revised SFAS No. 123 is effective for all public entities as of the beginning of the first interim or annual reporting period beginning after June 14, 2005. We are currently evaluating the impact on our financial condition and the results of operations. We currently elect the disclosure-only provisions of Statement SFAS No. 123.

4. Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows.

	December 31, 2004	September 30, 2004
Accrued payroll	$306	$358
Accrued health benefits	97	130
Accrued vacation	170	190

Accrued payroll and related benefits	$573	$678

5. Debt

The components of debt are summarized as follows.

Long-Term Debt	December 31, 2004	September 30, 2004
Senior secured convertible note—related party	$—	$1,601
Other	33	53
Redeemable preferred stock (See Note 6)	210	319

	243	1,973
Less current portion	(33)	(182)

	$210	$1,791

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Old Note”) and a warrant (“Warrant”) to purchase 500,000 of our common stock (“Common Stock”) to Tonga Partners, LP (“Tonga”).

The Old Note, which carried a face value of $2 million, had a maturity date of April 2, 2005, and accrued interest at an annual rate of 5.00%. Accrued interest was not payable in cash but was to be converted into Common Stock upon the Old Note’s voluntary conversion date or maturity. We recorded the Old Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the Warrant and the conversion feature, respectively (“derivative features”), which were recorded as current liabilities.

On October 29, 2003, we received a notice of conversion from Tonga for $300,000 in principal of the Old Note. On November 6, 2003, we issued 241,936 shares at a conversion price equal to $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003. We also issued 19,522 shares at the same conversion price for $24,208 of accrued interest on the converted principal. The Old Note was exchanged for the shares and a $1.7 million debenture (“Second Note”) bearing the same terms. The newly issued shares increased our total common shares outstanding from 823,965 to 1,085,423. Tonga owned 24% of our outstanding shares immediately after the partial conversion. The carrying value of the Second Note was accreted to its face value as we recorded interest expense over its three-year term at a rate of $28,000 per quarter. The effective rate of interest on the Second Note was 12.5%. The related $336,000 current liability was increased or decreased to reflect the fair value of the derivative at the end of each quarter.

On May 28, 2004, an event of default was triggered under the Second Note when our Registration Statement on Form S-3 filed with the SEC on December 30, 2003 to register shares of our Common Stock that were issued or are issuable pursuant to the Old Note, the Second Note, and the Warrant was not declared effective by the SEC.

On June 30, 2004, the event of default was cured when we restructured the Second Note. The restructured $1.7 million senior secured convertible promissory note (the “Restructured Note”) bore interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003. The principal amount of the Restructured Note, together with accrued and unpaid interest, was due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006. Tonga retained the right to convert the Restructured Note for shares of our Common Stock at any time. Tonga waived accrued interest on the Second Note through November 3, 2003, which totaled $134,000. Tonga also waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant and canceled the Warrant.

The carrying value of the Second Note immediately prior to execution of the Restructured Note was $1.616 million, which reflected the $1.7 million face value less the $84,000 unamortized discount. Additionally, immediately prior to the execution of the Restructured Note, the fair value of the Warrant totaled approximately $67,000, and the fair value of the conversion feature of the Second Note totaled approximately $62,000. As a result of the extended term of the Restructured Note, the estimated fair value of the conversion feature increased to approximately $119,000. We recorded the Restructured Note at $1.581 million reflecting a discount for the $119,000 estimated fair value of the conversion feature, which was recorded as a current liability. This transaction resulted in a net decrease in total liabilities of approximately $179,000. The decrease consisted of $134,000 of waived interest, the $67,000 fair value of the canceled Warrant, and a $35,000 decrease in the carrying value of the Restructured Note, offset by a $57,000 increase in the fair value of the conversion feature. We recorded the $179,000 decrease in liabilities as a capital contribution pursuant to Staff Accounting Bulletin Topic 1:B.

The $1.581 million carrying value of the Restructured Note was being accreted to its face value as we recorded interest expense over its eighteen-month term at a rate of approximately $20,000 per quarter. The effective interest rate of the Restructured Note was 12.14%. On September 7, 2004, our amended Registration Statement on Form S-3/A was declared effective by the SEC. On that date, the derivative was extinguished and its fair value, consisting of the conversion feature, was revalued and reclassified as a conversion premium (“Premium”) to be amortized to income over the remaining term of the Restructured Note. At September 30, 2004, accrued interest on the Restructured Note totaled approximately $78,000, and the carrying value of the unamortized Premium totaled approximately $122,000.

On November 11, 2004, we received a notice of conversion (“Conversion”) dated November 10, 2004, from Tonga to convert the outstanding principal of the Restructured Note and the related accrued interest into our Common Stock at the conversion price set forth in the Restructured Note. The conversion price was $1.05, and was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10, 2004. The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522. Tonga owned 67% of our outstanding shares immediately after the Conversion. According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004.

On November 10, 2004, the carrying value of the Restructured Note and accrued interest thereon totaled approximately $1,719,420 ($1.7 million less unamortized discount of $90,857, plus unamortized Premium of $110,277) and $86,417, respectively. The Conversion resulted in a decrease in related party debt consisting of the carrying value of the Restructured Note and the related accrued interest, totaling $1,805,837, and a corresponding increase in stockholders’ equity.

We were generally restricted from issuing additional equity securities without Tonga’s consent, and Tonga had a right of first refusal as to certain subsequent financings. The Restructured Note was secured by all of our assets. As part of the transaction, for a period of three years from the date of the Old Note, Tonga had the right to appoint a majority of our board of directors. Tonga appointed three members to the Board and as a result, controlled ASI. However, the conversion of the Restructured Note released the security interest in all of our assets. Upon Tonga’s disposal of its holdings of our Common Stock, Tonga relinquished its right to appoint directors. In December 2004, we appointed two new independent directors in conjunction with the resignation of the three Tonga-appointed directors. As a result, Tonga relinquished control of ASI.

6. Redeemable Preferred Stock

On December 28, 2001, we issued 1.6 million shares of no par value Series A Preferred Stock (“Preferred Stock”) with a face value of $3.2 million, pursuant to the extinguishment of a bank credit agreement (“Agreement”). We recorded this Preferred Stock at a fair market value of $300,000 as described below. In June 2004, we redeemed 1,341,100 shares of our Preferred Stock (“Shares”), or 84%, of the outstanding Shares. We paid the holders of the Shares $251,456 to redeem the Shares, which, on the redemption dates, were carried at approximately $1,535,000 plus accrued dividends totaling approximately $191,000, resulting in a gain of approximately $1,475,000. The early redemption reduced the number of preferred shares outstanding to 258,900 shares and reduced a mandatory redemption payment, which was classified as a current liability, from $800,000 to $129,450. We paid this obligation in December 2004 and redeemed 92,465 shares of Preferred Stock at $1.40 per share.

At December 31, 2004, 166,435 shares of Preferred Stock are outstanding which are redeemable on or before December 28, 2006. Until December 27, 2005, we are entitled to redeem these shares at $1.60 per share, or $266,296. The redemption price increases by $0.20 per year to $1.80 on December 28, 2005 ($299,583), and to $2.00 on December 28, 2006 ($332,870).

The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation. Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock. Accrued dividends at December 31, 2004, totaled approximately $46,600.

The carrying value for the outstanding Preferred Stock is approximately $210,000 at December 31, 2004. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that factored in market conditions for similar securities, the current economic climate and our financial condition and performance. The accretion of the Preferred Stock is classified as interest expense.

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

Three months ended December 31, 2004	Utilities Location	Utilities Location	Total Utilities	Non- Segment	Total
	A	B
Operations
Revenues	$760	$1,268	$2,028	$—	$2,028

Income/(loss) from operations	(531)	69	(462)	—	(462)
Interest expense, net	—	—	—	(41)	(41)
Other	—	—	—	12	12

Net loss					$(491)

Assets at December 31, 2004
Segment assets	$3,440	$1,049	$4,489	$—	$4,489
Non-segment assets	—	—	—	2,188	2,188

Consolidated assets	—	—	—	—	$6,677

Three months ended December 31, 2003	Utilities Location	Utilities Location	Total Utilities	Non- Segment	Total
	A	B
Operations
Revenues	$1,408	$1,146	$2,554	$—	$2,554

Income/(loss) from operations	(1,164)	142	(1,022)	—	(1,022)
Interest expense, net	—	—	—	(226)	(226)
Other	—	—	—	(53)	(53)

Net loss					$(1,301)

Assets at September 30, 2004
Segment assets	$5,117	$1,123	$6,240	$—	$6,240
Non-segment assets	—	—	—	1,507	1,507

Consolidated assets	—	—	—	—	$7,747

8. Litigation

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

9. Concentration of Credit Risk

At December 31, 2004, we had multiple contracts with four customers, the aggregate of which accounted for 71% of our consolidated revenues in the three months ending December 31, 2004 (Worldwide Services, Inc, and Intergraph (“WWS”), 34%; Michigan Consolidated Gas Company (“MichCon”), 14%; British Telecommunications PLC (“BT”), 13%; and MWH Americas, Inc., 10%.) Two of these customers accounted for 87% of our total accounts receivable at December 31, 2004 (WWS, 77% and BT, 10%). Four customers accounted for 67% of our consolidated revenues for the fiscal quarter ended December 31, 2003 (WWS, 8%; LogicaCMG, 10%; KeySpan Corporate Services LLC (“KeySpan”), 19% and MichCon, 30%, respectively) of total revenue. Two customers accounted for 69% of total accounts receivable and revenue in excess of billings at September 30, 2004 (WWS, 58% and KeySpan, 11%). Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2005 such that the majority of revenue in excess of billings for these customer contracts will be collected.

10. Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2004, and continuing into fiscal 2005, we have experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness. We do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period. If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to restrict capital and operating expenditures to match available resources or seek additional financing, which if available, may be available only at unfavorable interest rates, if at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. Financial steps included the retirement of 84% of our preferred stock for 12% of its redemption value and accrued dividends, which also reduced future interest expense incurred on the preferred stock. We restructured our convertible debt by issuing the Restructured Note to cure an event of default and reduced the total interest payable thereon. The conversion of the Restructured Note by Tonga in November 2004 reduced our debt by $1,696,000 eliminated future related interest expense and improved our debt to equity ratio. We have reduced our general and administrative expenses by reducing occupancy, streamlining our executive, senior and middle management teams.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In September 2004, our five-year exclusive supply agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services expired. We utilized InfoTech to provide more than 90% of our offshore subcontractor services (this work constitutes less than 10% of our total production costs). We have continued to utilize InfoTech for offshore conversion capacity but may also engage alternate sources of offshore subcontractor services in India. This may increase our cost of offshore services in the short term as we train a new supplier. We intend to continue to utilize offshore subcontractors for a large percentage of certain data entry production work in fiscal 2005 to reduce production costs and develop new services.

Backlog increases when new contracts are signed and decreases as revenues are recognized. As of December 31, 2004, our backlog was $5.4 million, $4.2 million of which we expect to earn during the remaining nine months of fiscal 2005. Backlog totaled $6.5 million at September 30, 2004 and $9.7 million at December 31, 2003. We believe backlog levels reflect changes in macroeconomic and industry market conditions.

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

We engage in research and development activities; however, associated expenses are not significant and represent less than $100,000 per year, or less than 5% of our total operating expense. The majority of these activities occur as we develop software or design a product for a particular contract. These efforts are typically included as an integral part of our services for the particular project and, accordingly, the associated costs are charged to that project. Such custom-designed software can often be applied to projects for other customers, since we retain ownership of such proprietary software or products.

We streamlined our operations throughout fiscal year 2003 and 2004, and consolidated our four main production centers to two solution centers in Texas and Wisconsin. Beginning in 2003 and through fiscal 2004, we reduced the number of corporate and administrative staff by 40%, including a reduction in the number of highly compensated administrative personnel. We have made several changes to our management team that are designed to strengthen our focus on operations and future strategies. On December 20, 2004, Wayne Fuquay resigned as director and Chief Executive Officer. Simultaneously, Lori Jones, who has served as our Chief Financial Officer, was appointed Chief Executive Officer. Our controller, Mr. Barry Golko, will serve as Chief Accounting Officer. Consolidation of these executive functions may result in further reductions to compensation expense in the final nine months of fiscal 2005. We currently employ approximately 100 full-time employees. While we have reduced our legal and professional fees as we settled litigation against the Company and completed our obligations under the Restructured Note, we anticipate that compliance with the requirements of Sarbanes Oxley will require substantial financial and management resources and result in additional expenses.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended December 31
	2004	2003
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%

Costs and expenses
Salaries, wages and related benefits	76.6	70.8
Subcontractor costs	18.6	31.2
Other general and administrative	21.5	33.8
Depreciation and amortization	2.7	3.3
Severance and related costs	3.3	0.9

Loss from operations	(22.7)	(40.0)

Other expense, net	(1.4)	(10.9)

Loss before income taxes	(24.1)	(50.9)
Provision for income taxes	—	—

Net loss available to common shareholders	(24.1)%	(50.9)%

Three Months Ended December 31, 2004 and 2003

Revenues. We recognize revenues as services are performed. Our revenues decreased 20.6% for the three months ended December 31, 2004, and totaled $2,028,000 as compared to $2,554,000 for the same period in fiscal 2004, a decrease of approximately $526,000. The decrease in revenues is due to a lower number of active contracts in the fiscal 2005 quarter. The level of new contract signings in recent fiscal years, including fiscal 2003 and 2004, was lower than in previous years and, as a result, revenues have decreased as well. We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels for data conversion services both in general and specific to the GIS industry.

Salaries, Wages and Benefits. Salaries, wages and benefits include employee compensation for production, marketing, selling, and administrative and executive employees. Salaries, wages and related benefits decreased $255,000 for the first quarter of fiscal 2005 as compared to the same quarter in fiscal 2004. The decrease was a result of reductions in our workforce related to reduced revenue volume, our decision to subcontract a portion of our production work to offshore subcontractors, and our use of domestic subcontractors to manage fluctuating labor needs.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services. The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts. Subcontractor costs decreased 52.5%, or $418,000, for the three months ended December 31, 2004, as compared to the same period ended December 31, 2003, due to the completion of several contracts in fiscal 2004 that have not been replaced with new contracts.

Other General and Administrative. Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased $428,000 for the first quarter of fiscal 2005 from the comparable period in fiscal 2004, a decrease of 49.5%. The decrease was a result of the implementation of controls, the reduced cost related to fewer general and administrative employees, and lower professional fee expenses.

Depreciation and Amortization. Depreciation and amortization decreased $30,000 in the first three months of fiscal 2005 as compared to the fiscal 2004-quarter due to some equipment becoming fully depreciated. The replacement cost on computer equipment is significantly lower than the replaced items. Additionally, we have extended the life of existing equipment and elected to postpone investment in new equipment. Accordingly, depreciation and amortization expense has decreased in recent periods.

Severance and Related Costs. We incurred severance expense of $67,000 for the three-month period ended December 31, 2004, as compared to $22,000 for the fiscal 2004 quarter. The expense in the fiscal 2005 quarter was incurred as a result of the termination of our Chief Executive Officer’s employment contract that provided for payment of the contract through March 21, 2005.

Interest Expense, Net. We incurred interest expense totaling $41,000 in the quarter ending December 31, 2004 as compared to $226,000 in the quarter ending December 31, 2003. The decrease, which totaled $185,000, was a result of the lower levels of debt outstanding during the quarter ending December 31, 2004, effected by the conversion of the Restructured Note on November 10, 2004 and the early redemption of our Preferred Stock in June 2004. See Notes 5 and 6 to the Consolidated Financial Statements.

Other Income (Expense). Other income or expense is principally a result of the change in fair value of the derivative features of the Second Note or Restructured Note, and subsequent to the reclassification of the derivative features, amortization of the Premium on the Restructured Note. The Premium was amortized to other income until the Conversion date and the unamortized balance was reclassified to stockholders’ equity upon Conversion of the Restructured Note on November 10, 2004. Accordingly, we recorded other income totaling $12,000 for the three-month period ended December 31, 2004. The fair value of the derivative features totaled $260,000 and $207,000 on December 31, 2003 and September 30, 2003, respectively. Accordingly, we recorded other expense totaling $53,000 for the three-month period ended December 31, 2003.

Income Taxes. Federal income tax expense for fiscal year 2005 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three months ended December 31, 2004. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three months ended December 31, 2004 and 2003.

Net Loss. We recorded a net loss of $491,000 in the first quarter of fiscal 2005 as compared to a net loss of $1.3 million in the same quarter of fiscal 2004. The variance was principally due to lower salaries, wages, and benefits, subcontractor costs, general and administrative expenses, lower interest expense, and fluctuations in other income and expense.

Liquidity and Capital Resources

Table of Contractual Obligations. Below is a schedule (by period due) of the future payments which we are obligated to make over the next five years based on agreements in place as December 31, 2004.

	Fiscal Year Ending September 30
	2005	2006	2007	2008	2009	Total
Operating leases	$104	—	—	—	—	$104
Debt	33	—	—	—	—	33
Preferred stock redemption	—	—	300	—	—	300

Total	$137	—	300	—	—	$437

Historically, the principal source of our liquidity consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. At December 31, 2004, related contractual obligations included redeemable preferred stock with a redemption value of approximately $267,000 and other miscellaneous borrowings. We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows.

	December 31, 2004	September 30, 2004
Long-Term Debt
Senior secured convertible note—related party	$—	$1,601
Other	33	53
Redeemable preferred stock	210	319

	243	1,973
Less current portion	(33)	(182)

	$210	$1,791

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Old Note”) and a warrant (“Warrant”) to purchase 500,000 of our common stock (“Common Stock”) to Tonga. The Old Note, which carried a face value of $2 million, had a maturity date of April 2, 2005, and accrued interest at an annual rate of 5.00%. Accrued interest was not payable in cash but was to be converted into Common Stock upon the Old Note’s voluntary conversion date or maturity.

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

On June 30, 2004, the event of default was cured when we restructured the Second Note. The restructured $1.7 million senior secured convertible promissory note (the “Restructured Note”) bore interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003. The principal amount of the Restructured Note, together with accrued and unpaid interest, was due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006. Tonga retained the right to convert the Restructured Note for shares of our Common Stock at any time. Tonga waived accrued interest on the Second Note through November 3, 2003, which totaled $134,000. Tonga also waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant and canceled the Warrant.

The $1.581 million carrying value of the Restructured Note was being accreted to its face value as we recorded interest expense over its eighteen-month term at a rate of approximately $20,000 per quarter. The effective interest rate of the Restructured Note was 12.14%. On September 7, 2004, our amended Registration Statement on Form S-3/A was declared effective by the SEC. On that date, the derivative was extinguished and its fair value, consisting of the conversion feature, was revalued and reclassified as a conversion premium (“Premium”) to be amortized to income over the remaining term of the Restructured Note. At September 30, 2004, accrued interest on the Restructured Note totaled approximately $78,000, and the carrying value of the unamortized Premium totaled approximately $122,000.

On November 11, 2004, we received a notice of conversion (“Conversion”) dated November 10, 2004, from Tonga to convert the outstanding principal of the Restructured Note and the related accrued interest into our Common Stock at the conversion price set forth in the Restructured Note. The conversion price was $1.05, and was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10, 2004. The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522. Tonga owned 67% of our outstanding shares immediately after the Conversion. According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004.

On November 10, 2004, the carrying value of the Restructured Note and accrued interest thereon totaled approximately $1,719,420 ($1.7 million less unamortized discount of $90,857, plus unamortized Premium of $110,277) and $86,417, respectively. The Conversion resulted in a decrease in related party debt consisting of the carrying value of the Restructured Note and the related accrued interest, totaling $1,805,837, and a corresponding increase in stockholders’ equity.

We were generally restricted from issuing additional equity securities without Tonga’s consent, and Tonga had a right of first refusal as to certain subsequent financings. The Restructured Note was secured by all of our assets. As part of the transaction, for a period of three years from the date of the Old Note, Tonga had the right to appoint a majority of our board of directors. Tonga appointed three members to the Board and as a result, controlled ASI. However, the conversion of the Restructured

Note released the security interest in all of our assets. Upon Tonga’s disposal of its holdings of our Common Stock, Tonga relinquished its right to appoint directors. In December 2004, we appointed two new independent directors in conjunction with the resignation of the three Tonga-appointed directors. As a result, Tonga relinquished control of ASI.

At September 30, 2004, 258,900 shares of Preferred Stock were outstanding and which are redeemable on or before December 28, 2006. In December 2004, we redeemed 92,465 shares pursuant to the terms of the Preferred Stock, which provided for a mandatory redemption payment on December 28, 2004. We paid the holder of the Preferred Stock $129,450 and redeemed the shares at $1.40 per share. The redemption price increases by $0.20 per year to $1.80 on December 28, 2005 ($299,583), and to $2.00 on December 28, 2006 ($332,870).

The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation. Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock. Accrued dividends at December 31, 2004, totaled approximately $46,600.

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

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. Financial steps included restructuring our bank debt through the issuance of preferred stock and convertible debt, subsequent collection of the federal income tax refund and sale of non-core assets. Operational steps included the consolidation of production services to two solution centers, reduction of corporate and non-core spending activities, outsourcing certain components of projects, and streamlining our sales and marketing team. In fiscal 2004, we retired 84% of our preferred stock for 12% of its redemption value and accrued dividends. We also restructured our convertible debt by issuing the Restructured Note to cure an event of default and reduced the total interest payable thereon. Tonga’s conversion of the Restructured Note in November 2004 eliminated liabilities totaling approximately $1,806,000. We will further reduce our occupancy expenses in fiscal 2005 when the lease on our corporate headquarters expires and we are able to relocate to more efficient and appropriate facilities.

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

•	“Accounts receivable” is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing.

•	“Revenues in excess of billings” occur when we have performed under a contract even though a billing event has not been triggered.

•	“Billings in excess of revenues” (unearned revenues) occur when we receive an advance or deposit against work yet to be performed.

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At December 31, 2004, we had multiple contracts with four customers, the aggregate of which accounted for 71% of our consolidated revenues in the three months ending December 31, 2004 (Worldwide Services, Inc, and Intergraph (“WWS”), 34%; Michigan Consolidated Gas Company (“MichCon”), 14%; British Telecommunications PLC (“BT”), 13%; and MWH Americas, Inc., 10%.) Two of these customers accounted for 87% of our total accounts receivable at December 31, 2004 (WWS, 77% and BT, 10%). Four customers accounted for 67% of our consolidated revenues for the fiscal quarter ended December 31, 2003 (WWS, 8%; LogicaCMG, 10%; KeySpan Corporate Services LLC (“KeySpan”), 19% and MichCon, 30%). Two customers accounted for 69% of total accounts receivable and revenue in excess of billings at September 30, 2004 (WWS, 58% and KeySpan, 11%). Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2005 such that revenue in excess of billings for these customer contracts will begin to decline.

In order to meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers. To meet our long-term cash requirements, we must complete certain projects in fiscal 2005 and 2006 that are related to the balance of revenues earned in excess of billings at December 31, 2004, in order to generate sufficient cash flow to fund operations and expenditures and to meet our debt requirements. We anticipate that the successful completion of these projects will reduce the balance of unearned revenue and generate cash sufficient to meet both our short-term and long-term debt obligations. We expect that we will be able to complete a majority of these contracts by September 30, 2005, but there can be no assurance that market conditions or other factors may prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate. If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing and/or restrict capital and operating expenditures to match available resources. If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

Our operating activities provided $830,000 and $102,000 cash during the three months ended December 31, 2004 and 2003, respectively. Contract-related accounts declined $1.7 million and $1.5 million during the respective periods. We reduced our accounts payable and accrued expense liabilities by $486,000 and $263,000 during the three months ended December 31, 2004 and 2003, respectively.

We purchased equipment and leasehold improvements totaling $5,000 and $3,000, during the three months ended December 31, 2004 and 2003. We paid $129,450 in accordance with the mandatory redemption terms of our preferred stock and redeemed 92,465 shares in December 2004.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that the disclosure controls and procedures are effective alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our first fiscal quarter of the fiscal year ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under Note 8, “Litigation”, to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Accounting Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Analytical Surveys, Inc.
(Registrant)

Date: February 14, 2005	/s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer

Date: February 14, 2005	/s/ Barry Golko
Barry Golko
Chief Accounting Officer