Form 10QSB
period 2005-03-31
ANALYTICAL SURVEYS INC
filed 2005-05-16
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13111

ANALYTICAL SURVEYS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9725 DATAPOINT DRIVE, SUITE 300B, SAN ANTONIO, TEXAS 78229
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

The number of shares of common stock outstanding as OF MAY 1, 2005, was 2,869,272.

Part I

Financial Information

Item 1.  Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	September 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$723	$867
Accounts receivable, net of allowance for doubtful accounts of $54 and $54 at March 31, 2005 and September 30, 2004, respectively	1,963	3,431
Revenue earned in excess of billings	2,578	3,006
Prepaid expenses and other	187	183
Total current assets	5,451	7,487
Equipment and leasehold improvements, at cost:
Equipment	3,881	4,751
Furniture and fixtures	363	484
Leasehold improvements	75	267
Vehicles	32	32
	4,351	5,534
Less accumulated depreciation and amortization	(4,177)	(5,274)
Net equipment and leasehold improvements	174	260
Total assets	$5,625	$7,747
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13	$53
Billings in excess of revenue earned	362	468
Accounts payable	321	882
Accrued interest – related party	—	78
Accrued liabilities	306	479
Accrued payroll and related benefits	602	678
Redeemable preferred stock – current portion	—	129
Fair value of derivative feature – related party	—	122
Total current liabilities	1,604	2,889
Long-term liabilities:
Long-term debt – related party	—	1,601
Redeemable preferred stock, no par value; authorized 2,500 shares; 166 and 259 shares issued and outstanding at March 31, 2005 and September 30, 2004, (liquidation value $266 and $362), respectively	222	190
Total long-term liabilities	222	1,791
Total liabilities	1,826	4,680
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized 10,000 shares; 2,869 and 1,104 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	35,312	33,410
Accumulated deficit	(31,513)	(30,343)
Total stockholders’ equity	3,799	3,067
Total liabilities and stockholders’ equity	$5,625	$7,747

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004

Revenues	$1,544	$3,674	$3,572	$6,229

Costs and expenses:
Salaries, wages and benefits	1,293	1,682	2,849	3,396
Subcontractor costs	434	1,282	811	2,078
Other general and administrative	384	1,280	819	2,239
Depreciation and amortization	48	70	103	156
Severance and related costs	—	115	67	137
Total operating costs	2,159	4,429	4,649	8,006
Loss from operations	(615)	(755)	(1,077)	(1,777)
Other income (expense):
Interest expense, net	(11)	(204)	(52)	(430)
Other income (expense), net	(53)	57	(41)	4
Total other expense	(64)	(147)	(93)	(426)
Loss before income taxes	(679)	(902)	(1,170)	(2,203)
Provision for income taxes	—	—	—	—
Net loss available to common shareholders	$(679)	$(902)	$(1,170)	$(2,203)

Basic net loss per common share available to common shareholders	$(0.24)	$(0.83)	$(0.48)	$(2.13)
Diluted net loss per common share available to common shareholders	$(0.24)	$(0.83)	$(0.48)	$(2.13)

Weighted average common shares:
Basic	2,869	1,085	2,418	1,033
Diluted	2,869	1,085	2,418	1,033

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended March 31, 2005

(In thousands)

(Unaudited)

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity
Balances at September 30, 2004	1,104	$33,410	$(30,343)	$3,067
Net loss	—	—	(1,170)	(1,170)
Common stock issued pursuant to conversion of senior secured convertible note, net of expenses	1,701	1,788	—	1,788
Issuance of inducement stock options	—	22	—	22
Common stock issued pursuant to exercise of stock options	64	92	—	92
Balances at March 31, 2005	2,869	$35,312	$(31,513)	$3,799

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31
	2005	2004
Cash flows from operating activities:
Net loss	$(1,170)	$(2,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103	156
Issuance of inducement stock options	22	3
Accretion of interest expense on preferred stock	32	275
Accretion of interest expense on convertible debt – related party	9	56
Change in fair value of derivative instrument or carrying value of premium on convertible debt – related party	(12)	(3)
Loss on disposal of assets	53	1
Changes in operating assets and liabilities:
Accounts receivable	1,468	(25)
Revenue earned in excess of billings	428	1,218
Prepaid expenses and other	(4)	(79)
Billings in excess of revenue earned	(106)	(36)
Accounts payable and other accrued liabilities	(725)	(624)
Accrued payroll and related benefits	(77)	(52)
Net cash provided by (used in) operating activities	21	(1,313)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(70)	(3)
Net cash used in investing activities	(70)	(3)

Cash flows from financing activities:
Principal payments on long-term debt	(40)	(36)
Redemption of preferred stock	(129)	—
Fees associated with issuance of common stock	(18)	—
Proceeds from common stock issued pursuant to exercise of options	92	—
Net cash used in financing activities	(95)	(36)

Net decrease in cash	(144)	(1,352)

Cash and cash equivalents at beginning of period	867	1,952

Cash and cash equivalents at end of period	$723	$600

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$2
Non-cash financing activities:
Issuance of common stock pursuant to conversion of debt—related party	$1,806	$324
Accretion of interest on preferred stock	$32	$275

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1.         Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended September 30, 2004, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements.  All such adjustments are of a normal recurring nature.  The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2004.  All amounts contained herein are presented in thousands unless indicated.

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

Stock Based Compensation.  As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense related to our stock option plans is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Pro forma information regarding net loss and net loss per share is required by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosures.”  This information has been estimated at the date of grant using the fair value method.

We granted inducement stock options (“Option”) to our former Chief Executive Officer on March 22, 2004.  The Option was not issued pursuant to our stock option plans, and would have vested at the end of a twelve-month period.  The Option originally provided for the purchase of 75,000 shares of common stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant.  Upon his resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, with a market value of $1.93 per share, and cancelled his right to purchase the remaining 18,750 shares.  The intrinsic value of the vested shares totaled approximately $24,000. Mr. Fuquay exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our common stock.  Compensation expense for the three and six months ended March 31, 2005, includes $22,173 related to the original grant of the Options as well as the remeasured value of the accelerated Options.   During the quarter ended March 31, 2005, 40,000 options were granted to our two new directors, and 70,000 options were granted to three members of the management team, including 40,000 options to our CEO. Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
	(in thousands except per share earnings)		(in thousands except per share earnings)
Net loss available to common shareholders as reported	$(679)	$(902)	$(1,170)	$(2,203)
Add: Stock-based employee compensation included in reported net loss	—	2	22	2
Less: Pro forma option expense	(9)	(17)	(39)	(32)
Pro forma net loss	$(688)	$(917)	$(1,187)	$(2,233)

Basic net loss per share, as reported	$(0.24)	$(0.83)	$(0.48)	$(2.13)
Less: Pro forma option expense	—	(0.01)	(0.01)	(0.03)
Pro forma basic net loss per share	$(0.24)	$(0.84)	$(0.49)	$(2.16)

Diluted net loss per share, as reported	$(0.24)	$(0.83)	$(0.48)	$(2.13)
Less: Pro forma option expense	—	(0.01)	(0.01)	(0.03)
Pro forma diluted net loss per share	$(0.24)	$(0.84)	$(0.49)	$(2.16)

2.                    Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share include the effects of the potential dilution of outstanding options and warrants determined using the treasury stock method, as well as convertible debt on our common stock, determined using the if-converted method. We do not present diluted earnings per share for periods in which we incurred losses, as the effect of potentially dilutive shares is anti-dilutive.  Net loss per share for the three and six month periods ended March 31, 2005 and 2004 is provided below:

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
	(in thousands except		(in thousand except
	per share earnings)		per share earnings)
Basic
Net loss available to common shareholders	$(679)	$(902)	$(1,170)	$(2,203)
Weighted average shares	2,869	1,085	2,418	1,033
Net loss per share available to common shareholders	$(0.24)	$(0.83)	$(0.48)	$(2.13)
Diluted
Net loss available to common shareholders	$(679)	$(902)	$(1,170)	$(2,203)
Weighted average shares	2,869	1,085	2,418	1,033
Net loss per share available to common shareholders	$(0.24)	$(0.83)	$(0.48)	$(2.13)

3.              Impact Of Recently Issued Accounting Pronouncements

In December 2004, the FASB published revisions to SFAS No. 123.  The revised SFAS No. 123 requires companies to account for share-based payment transactions using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS No. 123.  The revised SFAS No. 123R (as amended on April 14, 2005 by the SEC) is effective for all small business public entities as of the beginning of their next fiscal year beginning after December 15, 2005.  We are currently evaluating the impact on our financial condition and the results of operations.  We currently elect the disclosure-only provisions of Statement SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Tansactions” (“SFAS 153”).  SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is detrminable.  SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005.  The Company believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

4.              Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows.

	March 31, 2005	September 30, 2004

Accrued payroll	$330	$358
Accrued health benefits	98	130
Accrued vacation	174	190
Accrued payroll and related benefits	$602	$678

5.              Debt

The components of debt are summarized as follows.

Long-Term Debt	March 31, 2005	September 30, 2004

Senior secured convertible note—related party	$—	$1,601
Other	13	53
Redeemable preferred stock (See Note 6)	222	319
	235	1,973
Less current portion	(13)	(182)
	$222	$1,791

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Old Note”) and a warrant (“Warrant”) to purchase 500,000 of our common stock (“Common Stock”) to Tonga Partners LP (“Tonga”).

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

At March 31, 2005, 166,435 shares of Preferred Stock are outstanding which are redeemable on or before December 28, 2006.  Until December 27, 2005, we are entitled to redeem these shares at $1.60 per share, or $266,296.  The redemption price increases by $0.20 per year to $1.80 on December 28, 2005 ($299,583), and to $2.00 on December 28, 2006 ($332,870).  We must redeem the Preferred Stock on or before December 28, 2006.

The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.  Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock.   Accrued dividends at March 31, 2005, totaled approximately $50,000.

The carrying value for the outstanding Preferred Stock is approximately $222,000 at March 31, 2005.  The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates.  The fair market value was based on the present value of required cash flows using a discount rate of 80%.  We selected the discount rate based on discussions with third parties that factored in market conditions for similar securities, the current economic climate and our financial condition and performance.  The accretion of the Preferred Stock is classified as interest expense.

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

	Location A	Location B	Total	Non- Segment	Total
Three months ended March 31, 2005
Operations
Revenues	$305	$1,239	$1,544	$—	$1,544
Loss from
operations	(593)	(22)	(615)	—	(615)
Interest expense, net	—	—	—	(11)	(11)
Other	—	—	—	(53)	(53)

Net loss					$(679)

Six months ended March 31, 2005
Operations
Revenues	$1,065	$2,507	$3,572	$—	$3,572
Income (loss) from
Operations	(1,111)	34	(1,077)	—	(1,077)
Interest expense, net	—	—	—	(52)	(52)
Other	—	—	—	(41)	(41)

Net loss					$(1,170)

Assets at March 31, 2005
Segment assets	$3,466	$1,057	$4,523	$—	$4,523
Non-segment assets	—	—	—	1,102	1,102
Consolidated assets					$5,625

	Location A	Location B	Total	Non- Segment	Total
Three months ended March 31, 2004
Operations
Revenues	$2,380	$1,294	$3,674	$—	$3,674
Income (loss) from operations	(865)	110	(755)	—	(755)
Interest expense, net	—	—	—	(204)	(204)
Other	—	—	—	57	57

Net loss					$(902)

Six months ended March 31, 2004
Operations
Revenues	$3,859	$2,370	$6,229	$—	$6,229
Income (loss) from operations	(1,960)	183	(1,777)	—	(1,777)
Interest expense, net	—	—	—	(430)	(430)
Other	—	—	—	4	4

Net loss					$(2,203)

Assets at March 31, 2004
Segment assets	$6,185	$1,826	$8,011	$—	$8,011
Non-segment assets	—	—	—	1,146	1,146
Consolidated assets					$9,157

8.                      Litigation

On June 26, 2002, two of our stockholders, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), initiated arbitration proceedings against us.  They alleged that certain representations and warranties which we made in connection with our acquisition of Cartotech, Inc., in June 1998 were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998.   In December 2003, an American Arbitration Association panel ruled in our favor, awarding zero damages to the Claimants and ordering each side to bear its own attorneys’ fees.  The Claimants also filed suit against four of our former officers for alleged violation of Texas and Indiana securities laws in connection with our acquisition of Cartotech.  The case was dismissed on January 30, 2004.  Our insurer reimbursed $1.8 million of the defense costs which totaled approximately $2.1 million.

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

9.                      Concentration of Credit Risk

At March 31, 2005, we had multiple contracts with four customers, the aggregate of which accounted for 73% of our consolidated revenues for the three months ended March 31, 2005 (Worldwide Services, Inc, and Intergraph (“WWS”), 14%; Michigan Consolidated Gas Company (“MichCon”), 16%; British Telecommunications PLC (“BT”), 24%; and MWH Americas, Inc., 19%.)  One of these customers accounted for 80% of our total accounts receivable at March 31, 2005 (WWS, 80%).   Four customers accounted for 70% of our consolidated revenues for the six months ended March 31, 2005 (WWS, 22%; BT, 18%; MWH, 17% and MichCon, 13%, respectively) of total revenue.  Two customers accounted for 69% of total accounts receivable and revenue in excess of billings at September 30, 2004 (WWS, 58% and KeySpan, 11%).  Billing terms are negotiated in a competitive environment and are based on reaching project milestones.  We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2005 such that the majority of revenue in excess of billings for these customer contracts will be collected.

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

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. We reduced our occupancy expenses in fiscal 2005 related to our corporate headquarters relocation providing for a more efficient and appropriate facilities.  Financial steps included the retirement of 84% of our preferred stock for 12% of its redemption value and accrued dividends, which also reduced future interest expense incurred on the preferred stock.  We restructured our convertible debt by issuing the Restructured Note to cure an event of default and reduced the total interest payable thereon.  The conversion of the Restructured Note by Tonga in November 2004 reduced our debt by $1,696,000, eliminated future related interest expense and improved our debt to equity ratio.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our executive, senior and middle management teams.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-QSB. THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-QSB, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “INTEND” AND “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY’S STRATEGY, FUTURE SALES, FUTURE EXPENSES, FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-QSB ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-QSB, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-QSB. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1. BUSINESS—”RISK FACTORS” AND ELSEWHERE IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K, WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT.  ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON THE COMPANY’S BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

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

Backlog increases when new contracts are signed and decreases as revenues are recognized.  As of March 31, 2005, our backlog was $5.7 million, $3.6 million of which we expect to earn during the remaining six months of fiscal 2005.  Backlog totaled $6.5 million at September 30, 2004.   We believe backlog levels reflect changes in macroeconomic and industry market conditions.

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

We streamlined our operations throughout fiscal year 2003 and 2004, and consolidated our four main production centers to two solution centers in Texas and Wisconsin.  Beginning in 2003 and through fiscal 2004, we reduced the number of corporate and administrative staff by 40%, including a reduction in the number of highly compensated administrative personnel.  We have made several changes to our management team that are designed to strengthen our focus on operations and future strategies.  On December 20, 2004, Wayne Fuquay resigned as director and Chief Executive Officer.  Simultaneously, Lori Jones, who has served as our Chief Financial Officer, was appointed Chief Executive Officer.  Our controller, Mr. Barry Golko, will serve as Chief Accounting Officer.  Consolidation of these executive functions may result in further reductions to compensation expense in the final six months of fiscal 2005.  We currently employ approximately 100 full-time employees.  While we have reduced our legal and professional fees as we settled litigation against the Company and completed our obligations under the Restructured Note, we anticipate that compliance with the requirements of Sarbanes-Oxley will require substantial financial and management resources and result in additional expenses.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Salaries, wages and related benefits	83.8	45.8	79.8	54.5
Subcontractor costs	28.1	34.9	22.7	33.4
Other general and administrative	24.9	34.8	22.9	36.0
Depreciation and amortization	3.1	1.9	2.9	2.5
Severance and related costs	0.0	3.1	1.9	2.2

Loss from operations	(39.9)	(20.5)	(30.2)	(28.6)

Other expense, net	(4.1)	(4.0)	(2.6)	(6.8)

Loss before income taxes	(44.0)	(24.5)	(32.8)	(35.4)
Provision for income taxes	—	—	—	—
Net loss available to common shareholders	(44.0)%	(24.5)%	(32.8)%	(35.4)%

Three and Six Months Ended March 31, 2005 and 2004

Revenues.  We recognize revenues as services are performed. Our revenues decreased 57.9% for the three months ended March 31, 2005, and totaled $1,544,000 as compared to $3,674,000 for the same period in fiscal 2004, a decrease of approximately $2,130,000.  Our revenues decreased 42.6% for the six-month period ended March 31, 2005, and totaled $3,572,000 as compared to $6,229,000 for the same period in fiscal 2004, a decrease of $2,657,000. The decrease in revenues is due to a lower number of active contracts in the fiscal 2005 first and second quarters.  The level of new contract signings in recent fiscal years, including fiscal 2003 and 2004, was lower than in previous years and, as a result, revenues have decreased as well.  We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels for data conversion services both in general and specific to the GIS industry.

Salaries, Wages and Benefits.  Salaries, wages and benefits include employee compensation for production, marketing, selling, and administrative and executive employees. Salaries, wages and benefits decreased $389,000 and $547,000 for the three and six-month periods ended March 31, 2005, respectively, as compared to the same period in fiscal 2004.  The decrease was a result of reductions in our workforce related to reduced revenue volume, our decision to subcontract a portion of our production work to offshore subcontractors, and our use of domestic subcontractors to manage fluctuating labor needs.

Subcontractor Costs.  Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services. The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts.  Subcontractor costs decreased $848,000 and $1,267,000 for the three and six-month periods ended March 31, 2005, as compared to the same periods in fiscal 2004 due to due to the completion of several contracts in fiscal 2005 that have not been replaced with new contracts.

Other General and Administrative.  Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services.  Such costs decreased $896,000 and $1,420,000 for the three and six-month periods ended March 31, 2005, respectively, as compared to the same periods in fiscal 2004.  The decrease was a result of the implementation of controls, the reduced cost related to fewer general and administrative employees, and lower professional fee expenses.

Depreciation and Amortization.  Depreciation and amortization decreased $22,000 and $53,000 in the second quarter of fiscal 2005 as compared to the same quarter in fiscal 2004 due to some equipment becoming fully depreciated.  The replacement cost on computer equipment is significantly lower than the replaced items.  Additionally, we have extended the life of existing equipment and elected to postpone investment in new equipment.  Accordingly, depreciation and amortization expense has decreased in recent periods.

Severance and Related Costs.  We incurred severance expense of $0 and $67,000 for the three and six-month periods ended March 31, 2005, as compared to $115,000 and $137,000 for the same periods in fiscal 2004.  The expense in fiscal 2005 was incurred as a result of the termination of our Chief Executive Officer’s employment contract that provided for payment of the contract through March 21, 2005.

Interest Expense, Net.  We incurred interest expense totaling $11,000 in the quarter ended March 31, 2005 as compared to $204,000 in the quarter ended March 31, 2004.  For the six months ended March 31, 2005, interest expense totaled $52,000 as compared to $430,000 for the corresponding prior year period.  The decrease, which totaled $193,000 in the quarter and $378,000 for the six months ended March 31, 2005, was a result of the lower levels of debt outstanding during the quarter and six months ended March 31, 2005, effected by the conversion of the Restructured Note on November 10, 2004 and the early redemption of our Preferred Stock in June 2004. See Notes 5 and 6 to the Consolidated Financial Statements.

Other Income (Expense).  Other income or expense is principally a result of the change in fair value of the derivative features of the Second Note or Restructured Note, and subsequent to the reclassification of the derivative features, amortization of the Premium on the Restructured Note.  The Premium was amortized to other income until the Conversion date and the unamortized balance was reclassified to stockholders’ equity upon Conversion of the Restructured Note on November 10, 2004.  Accordingly, we recorded other income totaling $0 and $12,000 for the three and six-month periods ended March 31, 2005, respectively. The fair value of the derivative features totaled $204,000, $260,000, and $207,000 March 31, 2004, December 31, 2003 and September 30, 2003, respectively.  Accordingly, we recorded other expense totaling $3,000 and $56,000 for the three and six-month periods ended March 31, 2004.  Additionally, we recorded $53,000 in other expense during the three and six-month periods ended March 31, 2005 related to the disposition of assets when we relocated.

Income Taxes.  Federal income tax expense for fiscal year 2005 is projected to be zero.  Accordingly, an effective federal income tax rate of 0% was recorded for the three and six months ended March 31, 2005.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three and six months ended March 31, 2005 and 2004.

Net Loss.  We recorded a net loss of $679,000 in the second quarter of fiscal 2005 as compared to a net loss of $902,000 in the same quarter of fiscal 2004.  Our net loss of $1,170,000 in the first six months of fiscal 2005 was $1,033,000 or 46.9% lower than the $2,203,000 net loss incurred during the corresponding six-month period in 2004.  The variance was principally due to lower salaries, wages, and benefits, subcontractor costs, general and administrative expenses, lower interest expense, and fluctuations in other income and expense.

Liquidity and Capital Resources

Table of Contractual Obligations.  Below is a schedule (by period due) of the future payments which we are obligated to make over the next five years based on agreements in place as March 31, 2005.

	Fiscal Year Ending September 30
	2005	2006	2007	2008	2009	Total
Operating leases	$91	41	—	—	—	$132
Financing leases	1	3	3	1	—	8
Debt	33	—	—	—	—	33
Preferred stock redemption	—	—	300	—	—	300
Total	$125	44	303	1	—	$473

Historically, the principal source of our liquidity consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings.  At March 31, 2005, related contractual obligations included redeemable preferred stock with a redemption value of approximately $278,000 and other miscellaneous borrowings.  We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows.

	March 31, 2005	September 30, 2004

Long-Term Debt
Senior secured convertible note—related party	$—	$1,601
Other	13	53
Redeemable preferred stock	222	319
	235	1,973
Less current portion	(13)	(182)
	$222	$1,791

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

At September 30, 2004, 258,900 shares of Preferred Stock were outstanding,  which are redeemable on or before December 28, 2006.  In December 2004, we redeemed 92,465 shares pursuant to the terms of the Preferred Stock, which provided for a mandatory redemption payment on December 28, 2004.  We paid the holder of the Preferred Stock $129,450 and redeemed the shares at $1.40 per share.  The redemption price increases by $0.20 per year to $1.80 on December 28, 2005 ($299,583), and to $2.00 on December 28, 2006 ($332,870).  We must redeem the Preferred Stock on or before December 28, 2006.

The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.  Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock.  Accrued dividends at March 31, 2005, totaled approximately $50,000.

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

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. Financial steps included the retirement of 84% of our preferred stock for 12% of its redemption value and accrued dividends, which also reduced future interest expense incurred on the preferred stock.  We restructured our convertible debt by issuing the Restructured Note to cure an event of default and reduced the total interest payable thereon.  The conversion of the Restructured Note by Tonga in November 2004 reduced our debt by $1,696,000, eliminated future related interest expense and improved our debt to equity ratio.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our executive, senior and middle management teams.  We reduced our occupancy expenses in fiscal 2005 related to our corporate headquarters relocation providing for a more efficient and appropriate facilities.

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

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected.  At March 31, 2005, we had multiple contracts with four customers, the aggregate of which accounted for 73% of our consolidated revenues for the three months ended March 31, 2005 (Worldwide Services, Inc, and Intergraph (“WWS”), 14%; Michigan Consolidated Gas Company (“MichCon”), 16%; British Telecommunications PLC (“BT”), 24%; and MWH Americas, Inc., 19%.)  One of these customers (WWS) accounted for 80% of our total accounts receivable at March 31, 2005.  Four customers accounted for 70% of our consolidated revenues for the six months ended March 31, 2005 (WWS, 22%; BT, 18%; MWH, 17% and MichCon, 13%, respectively) of total revenue.  Two customers accounted for 69% of total accounts receivable and revenue in excess of billings at September 30, 2004 (WWS, 58% and KeySpan, 11%).  Billing terms are negotiated in a competitive environment and are based on reaching project milestones.  We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2005 and 2006 such that the majority of revenue in excess of billings for these customer contracts will be collected.

In order to meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers.  To meet our short and long-term cash requirements, we must complete certain projects in fiscal 2005 and 2006 that are related to the balance of revenues earned in excess of billings at March 31, 2005, in order to generate sufficient cash flow to fund operations and expenditures and to meet our debt requirements.  We anticipate that the successful completion of these projects will reduce the balance of unearned revenue and generate cash sufficient to meet both our short-term and long-term debt obligations.  We expect that we will be able to complete a majority of these contracts by December 31, 2005, but there can be no assurance that market conditions or other factors may prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate.  If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing and/or restrict capital and operating expenditures to match available resources.  If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

Our operating activities provided $21,000 and used $1,313,000 cash during the six months ended March 31, 2005 and 2004, respectively.  The decrease in cash used by operations was a result of the smaller operating loss and the collection of contract related accounts during the six months ended March 31, 2005.  Our operating loss totaled $1,077,000 for the six months ended March 31, 2005 as compared to $1,777,000 for the six months ended March 31, 2004.  Contract-related accounts declined $1.9 million and $1.2 million during the respective periods.

We purchased equipment and leasehold improvements totaling $70,000 and $3,000, during the six months ended March 31, 2005 and 2004.  We paid $129,450 in accordance with the mandatory redemption terms of our preferred stock and redeemed 92,465 shares in December 2004.

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

Item 6.  Exhibits.

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

Analytical Surveys, Inc.
(Registrant)

Date: May 16, 2005	/s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer

Date: May 16, 2005	/s/ Barry Golko
Barry Golko
Chief Accounting Officer