Form 10QSB
period 2005-06-30
ANALYTICAL SURVEYS INC
filed 2005-08-15
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST TWELVE (12) MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST NINETY (90) DAYS.   YES Ý  NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES ☐  NO Ý

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2005, WAS 2,869,272.

Part I

Financial Information

Item 1.  Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	September 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$783	$867
Accounts receivable, net of allowance for doubtful accounts of $54 at June 30, 2005 and September 30, 2004	1,232	3,431
Revenue earned in excess of billings	2,458	3,006
Prepaid expenses and other	74	183
Total current assets	4,547	7,487
Equipment and leasehold improvements, at cost:
Equipment	3,892	4,751
Furniture and fixtures	363	484
Leasehold improvements	75	267
Vehicles	32	32
	4,362	5,534
Less accumulated depreciation and amortization	(4,216)	(5,274)
Net equipment and leasehold improvements	146	260
Total assets	$4,693	$7,747
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$53
Billings in excess of revenue earned	376	468
Accounts payable	416	882
Accrued interest – related party	—	78
Accrued liabilities	180	479
Accrued payroll and related benefits	481	678
Redeemable preferred stock – current portion	—	129
Fair value of derivative feature – related party	—	122
Total current liabilities	1,453	2,889
Long-term liabilities:
Long-term debt – related party	—	1,601
Redeemable preferred stock, no par value; authorized 2,500 shares;166 and 259 shares issued and outstanding at June 30, 2005 and September 30, 2004, (liquidation value $266 and $362), respectively	235	190
Total long-term liabilities	235	1,791
Total liabilities	1,688	4,680
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; authorized 10,000 shares; 2,869 and 1,104 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	35,312	33,410
Accumulated deficit	(32,307)	(30,343)
Total stockholders’ equity	3,005	3,067
Total liabilities and stockholders’ equity	$4,693	$7,747

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$1,363	$3,340	$4,935	$9,569

Costs and expenses:
Salaries, wages and benefits	1,206	1,444	4,054	4,840
Subcontractor costs	395	975	1,206	3,053
Other general and administrative	506	948	1,325	3,188
Depreciation and amortization	39	61	142	216
Severance and related costs	—	27	67	164
Total operating costs	2,146	3,455	6,794	11,461
Loss from operations	(783)	(115)	(1,859)	(1,892)
Other income (expense):
Interest expense, net	(12)	(185)	(64)	(615)
Other income (expense), net	—	75	(41)	79
Gain on early extinguishment of debt	—	1,475	—	1,475
Total other income (expense), net	(12)	1,365	(105)	939
Earnings (loss) before income taxes	(795)	1,250	(1,964)	(953)
Provision for income taxes	—	—	—	—
Net earnings (loss) available to common stockholders	$(795)	$1,250	$(1,964)	$(953)

Basic earnings (loss) per common share available to common stockholders	$(0.28)	$1.15	$(0.76)	$(0.99)

Diluted earnings (loss) per common share available to common stockholders	$(0.28)	$0.67	$(0.76)	$(0.99)

Weighted average common shares:
Basic	2,869	1,089	2,568	964
Diluted	2,869	1,866	2,568	964

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2005

(In thousands)

(Unaudited)

			Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at September 30, 2004	1,104	$33,410	$(30,343)	$3,067
Net loss	—	—	(1,964)	(1,964)
Common stock issued pursuant to conversion of senior secured convertible note, net of expenses	1,701	1,788	—	1,788
Issuance of inducement stock options	—	22	—	22
Common stock issued pursuant to exercise of stock options	64	92	—	92
Balances at June 30, 2005	2,869	$35,312	$(32,307)	$3,005

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,964)	$(953)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	142	216
Issuance of inducement stock options	22	27
Gain on extinguishment of debt	—	(1,475)
Accretion of interest expense on preferred stock	44	385
Accretion of interest expense on convertible debt – related party	9	84
Change in fair value of derivative instrument or carrying value of premium on convertible debt – related party	(12)	(78)
Loss on disposal of assets	53	8
Changes in operating assets and liabilities:
Accounts receivable	2,199	(980)
Revenue earned in excess of billings	548	2,616
Prepaid expenses and other	108	(21)
Billings in excess of revenue earned	(92)	375
Accounts payable and other accrued liabilities	(755)	(842)
Accrued payroll and related benefits	(197)	(22)
Net cash provided by (used in) operating activities	105	(660)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(81)	(7)
Net cash used in investing activities	(81)	(7)

Cash flows from financing activities:
Principal payments on long-term debt	(53)	(56)
Redemption of preferred stock	(129)	(251)
Fees associated with issuance of common stock	(18)	—
Proceeds from common stock issued pursuant to exercise of options	92	4
Net cash used in financing activities	(108)	(303)

Net decrease in cash	(84)	(970)

Cash and cash equivalents at beginning of period	867	1,952

Cash and cash equivalents at end of period	$783	$982

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$6
Non-cash financing activities:
Issuance of common stock pursuant to conversion of debt—related party	$1,806	$324
Capital contribution pursuant to restructured note	$—	$180
Accretion of interest on preferred stock	$44	$385

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2004, and continuing into fiscal 2005, we have experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness.  We do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period.  If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to restrict capital and operating expenditures to match available resources or seek additional financing, which if available, may be available only at unfavorable interest rates, if at all.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. We reduced our occupancy expenses in fiscal 2005 related to our corporate headquarters relocation providing for a more efficient and appropriate facilities.  Financial steps included the retirement of 84% of our preferred stock for 12% of its redemption value and accrued dividends, which also reduced future interest expense incurred on the preferred stock.  We restructured our convertible debt by issuing the Restructured Note to cure an event of default and reduced the total interest payable thereon.  The conversion of the Restructured Note by Tonga in November 2004 reduced our debt by $1,696,000, eliminated future related interest expense and improved our debt to equity ratio.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our executive, senior and middle management teams.  Ongoing viability as a business compels us to act swiftly and decisively regarding new business pursuits and, as such, we have initiated a program to revitalize our business development organization and strategic direction.

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

We granted inducement stock options (“Option”) to our former Chief Executive Officer (“CEO”) on March 22, 2004.  The Option was not issued pursuant to our stock option plans, and would have vested at the end of a twelve-month period.  The Option originally provided for the purchase of 75,000 shares of common stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant.  Upon his resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, with a market value of $1.93 per share, and cancelled his right to purchase the remaining 18,750 shares.  The intrinsic value of the vested shares totaled approximately $24,000. Mr. Fuquay exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our common stock.  Compensation expense for the three and nine months ended June 30, 2005, includes $22,173 related to the original grant of the Options as well as the remeasured value of the accelerated Options.  During the quarter ended June 30, 2005, 30,000 options were granted to our new President and Chief Operating Officer. During the nine months ended June 30, 2005, 40,000 options were granted to our two new directors, and 100,000 options were granted to three members of the management team, including 40,000 options to our CEO. Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands except per share earnings)		(in thousands except per share earnings)
Net earnings (loss) available to common stockholders as reported	$(795)	$1,250	$(1,964)	$(953)
Add: Stock-based employee compensation included in reported net loss	—	—	22	—
Less: Capital Stock-based compensation based on fair value	(7)	(14)	(47)	(44)
Pro forma net earnings (loss)	$(802)	$1,236	$(1,989)	$(997)

Basic net earnings (loss) per share, as reported	$(0.28)	$1.15	$(0.76)	$(0.99)
Less: Pro forma option expense	—	(0.01)	(0.01)	(0.04)
Pro forma basic net earnings (loss) per share	$(0.28)	$1.14	$(0.77)	$(1.03)

Diluted net earnings (loss) per share, as reported	$(0.28)	$0.67	$(0.76)	$(0.99)
Less: Pro forma option expense	—	(0.01)	(0.01)	(0.04)
Pro forma diluted net earnings (loss) per share	$(0.28)	$0.66	$(0.77)	$(1.03)

2.       Earnings Per Share

Basic net earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net earnings (loss) per share include the effects of the potential dilution of outstanding options and warrants determined using the treasury stock method, as well as convertible debt on our common stock, determined using the if-converted method. We do not present diluted net earnings (loss) per share for periods in which we incurred losses, as the effect of potentially dilutive shares is anti-dilutive.  Net earnings (loss) per share for the three and nine month periods ended June 30, 2005 and 2004 is provided below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands except per share earnings)		(in thousands except per share earnings)
Basic
Earnings (loss) available to common shareholders	$(795)	$1,250	$(1,964)	$(953)
Weighted average shares	2,869	1,089	2,568	964
Net earnings (loss) per share available to common shareholders	$(0.28)	$1.15	$(0.76)	$(0.99)
Diluted
Earnings (loss) available to common shareholders	$(795)	$1,250	$(1,964)	$(953)
Effect of dilutive securities:
Interest on convertible debenture	—	49	—	—
Compensation expense	—	24	—	—
Change in fair value of derivative features	—	(75)	—	—
Net earnings (loss) available to common shareholders as adjusted	$(795)	$1,249	$(1,964)	$(953)

	(in thousands except per share earnings)		(in thousands except per share earnings)

Weighted average shares – basic	2,869	1,089	2,568	964
Potential dilutive securities:
Assumed conversion of debt—related party	—	714	—	—
Assumed exercise of stock options	—	63	—	—
	2,869	1,866	2,568	964
Net earnings (loss) per share available to common shareholders	$(0.28)	$0.67	$(0.76)	$(0.99)

Securities excluded from the computation of diluted earnings (loss) per common share:
Options (1)		142		202
Warrant (1)		—		500
Common shares issuable upon conversion debt - related party (2)		—		1,755
Total		142		2,457

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

3.     Impact Of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published revisions to SFAS No. 123.  The revised SFAS No. 123 (“SFAS No. 123R”) requires companies to account for share-based payment transactions using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS No. 123.  SFAS No. 123R is effective for all small business public entities as of the beginning of the first interim reporting period for fiscal years beginning after December 15, 2005.  We are currently evaluating the impact on our financial condition and the results of operations.  We currently elect the disclosure-only provisions of Statement SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS 153”).  SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable.  SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005.  The Company believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This statement is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements.

4.     Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows.

	June 30, 2005	September 30, 2004

Accrued payroll	$244	$358
Accrued health benefits	75	130
Accrued vacation	162	190
Accrued payroll and related benefits	$481	$678

5.     Debt

The components of debt are summarized as follows.

Long-Term Debt	June 30, 2005	September 30, 2004

Senior secured convertible note—related party	$—	$1,601
Other	—	53
Redeemable preferred stock (See Note 6)	235	319
	235	1,973
Less current portion	(—)	(182)
	$235	$1,791

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

At June 30, 2005, 166,435 shares of Preferred Stock are outstanding which are redeemable on or before December 28, 2006.  Until December 27, 2005, we are entitled to redeem these shares at $1.60 per share, or $266,296.  The redemption price increases by $0.20 per year to $1.80 on December 28, 2005 ($299,583), and to $2.00 on December 28, 2006 ($332,870).  We must redeem the Preferred Stock on or before December 28, 2006.

The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.  Since its issuance, we

have accrued but not declared or paid dividends on the Preferred Stock.   Accrued dividends at June 30, 2005, totaled approximately $53,000.

The carrying value for the outstanding Preferred Stock is approximately $235,000 at June 30, 2005.  The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates.  The fair market value was based on the present value of required cash flows using a discount rate of 80%.  We selected the discount rate based on discussions with third parties that factored in market conditions for similar securities, the current economic climate and our financial condition and performance.  The accretion of the Preferred Stock is classified as interest expense.

7.       Segment Information

We historically evaluated operations and made key strategic and resource decisions based on operating results of our individual production centers.  Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings.  Recent management changes and realignment of organization structure have altered the business pursuit and decision making process such that traditional segment reporting is no longer meaningful.  Prospectively, segment information will no longer be reported.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure.  Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes.

	Location A	Location B	Total	Non- Segment	Total
Three months ended June 30, 2005
Operations
Revenues	$129	$1,234	$1,363	$—	$1,363
Income (loss) from operations	(932)	149	(783)	—	(783)
Interest expense, net	—	—	—	(12)	(12)
Other	—	—	—	—	—

Net loss					$(795)

Nine months ended June 30, 2005
Operations
Revenues	$1,193	$3,742	$4,935	$—	$4,935
Income (loss) from operations	(2,046)	187	(1,859)	—	(1,859)
Interest expense, net	—	—	—	(64)	(64)
Other	—	—	—	(41)	(41)

Net loss					$(1,964)

Assets at June 30, 2005
Segment assets	$2,566	$1,094	$3,660	$—	$3,660
Non-segment assets	—	—	—	1,033	1,033
Consolidated assets					$4,693

	Location A	Location B	Total	Non- Segment	Total
Three months ended June 30, 2004
Operations
Revenues	$1,942	$1,398	$3,340	$—	$3,340
Income (loss) from operations	(333)	218	(115)	—	(115)
Interest expense, net	—	—	—	(185)	(185)
Other	—	—	—	75	75
Gain on early extinguishment of debt	—	—	—	1,475	1,475
Net earnings					$1,250

Nine months ended June 30, 2004
Operations
Revenues	$5,801	$3,768	$9,569	$—	$9,569
Income (loss) from operations	(2,293)	401	(1,892)	—	(1,892)
Interest expense, net	—	—	—	(615)	(615)
Other	—	—	—	79	79
Gain on early extinguishment of debt	—	—	—	1,475	1,475
Net loss					$(953)

Assets at June 30, 2004
Segment assets	$5,308	$2,235	$7,543	$—	$7,543
Non-segment assets	—	—	—	1,435	1,435
Consolidated assets					$8,978

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

9.       Concentration of Credit Risk

At June 30, 2005, we had multiple contracts with four customers, the aggregate of which accounted for 73% of our consolidated revenues for the three months ended June 30, 2005 (World Wide Services, and Intergraph (“WWS”), 7%; Michigan Consolidated Gas Company (“MichCon”), 21%; British Telecommunications PLC (“BT”), 27%; and MWH Americas, Inc. (“MWH”), 18%).  One of these customers, WWS, accounted for 72% of our total accounts receivable and revenue in excess of billings at June 30, 2005.   Four customers accounted for 71% of our consolidated revenues for the nine months ended June 30, 2005 (WWS, 18%; BT, 21%; MWH, 17% and MichCon, 15%, respectively) of total revenue.  Two customers accounted for 69% of total accounts receivable and revenue in excess of billings at September 30, 2004 (WWS, 58% and KeySpan Corporate Services, LLC, 11%).  Billing terms are negotiated in a competitive environment and are based on reaching project milestones.  We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2005 such that a significant portion of revenue in excess of billings for these customer contracts will be billed.

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

We experience yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period.  In September 2004, our five-year exclusive supply agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services expired.  We utilized InfoTech to provide more than 90% of our offshore subcontractor services (this work constitutes less than 10% of our total production costs).  We have continued to utilize InfoTech for offshore conversion capacity but may also engage alternate sources of offshore subcontractor services in India.  This may increase our cost of offshore services in the short term as we train a new supplier.  We intend to continue to utilize offshore subcontractors for a large percentage of certain data entry production work for the near term to reduce production costs and develop new services until a more cost effective alternative can be identified.

Backlog increases when new contracts are signed and decreases as revenues are recognized.  As of June 30, 2005, our backlog was $4.6 million, $2.0 million of which we expect to earn during the

remaining three months of fiscal 2005.  Backlog totaled $6.5 million at September 30, 2004.   We believe backlog levels reflect changes in macroeconomic and industry market conditions.

We have been awarded several projects that are greater than $1 million or longer than two years in duration, which can increase our risk due to inflation, as well as changes in schedule, customer expectations and funding availability. Our contracts are generally terminable on short notice, and while in our experience such termination is rare, there is no assurance that we will receive all of the revenue anticipated under signed contracts.

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

We streamlined our operations throughout fiscal year 2003 and 2004, and consolidated our four main production centers to two solution centers in Texas and Wisconsin.  Beginning in 2003 and through fiscal 2004, we reduced the number of corporate and administrative staff by 40%, including a reduction in the number of highly compensated administrative personnel.  We have made several changes to our management team that are designed to strengthen our focus on operations and future strategies.  On December 20, 2004, Wayne Fuquay resigned as director and Chief Executive Officer.  Simultaneously, Lori Jones, who has served as our Chief Financial Officer, was appointed Chief Executive Officer.  Our controller, Mr. Barry Golko, will serve as Chief Accounting Officer.  During this past quarter, additional executive changes occurred as follows:  Senior Vice President, Hamid Akhavan, resigned from the company to pursue other business opportunities; Brian Morrow joined the Company as President and Chief Operating Officer.  Consolidation of these executive functions may result in further reductions to compensation expense in the final three months of fiscal 2005.  We currently employ approximately 100 full-time employees.  While we have reduced our legal and professional fees as we settled litigation against the Company and completed our obligations under the Restructured Note, we anticipate that compliance with the requirements of Sarbanes-Oxley will require substantial financial and management resources and result in additional expenses.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2005	2004	2005	2004
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Salaries, wages and related benefits	88.5	43.2	82.1	50.6
Subcontractor costs	29.0	29.2	24.4	31.9
Other general and administrative	37.1	28.4	26.8	33.3
Depreciation and amortization	2.9	1.8	2.9	2.3
Severance and related costs	0.0	0.8	1.4	1.7

Loss from operations	(57.5)	(3.4)	(37.6)	(19.8)

Other income (expense), net	(0.8)	40.8	(2.2)	9.8

Earnings (loss) before income taxes	(58.3)	37.4	(39.8)	(10.0)
Provision for income taxes	—	—	—	—
Net earnings (loss) available to common
stockholders	(58.3)%	37.4%	(39.8)%	(10.0)%

Three and Nine Months Ended June 30, 2005 and 2004

Revenues.  We recognize revenues as services are performed. Our revenues decreased 59.2% for the three months ended June 30, 2005, and totaled $1,363,000 as compared to $3,340,000 for the same period in fiscal 2004, a decrease of approximately $1,977,000.  Our revenues decreased 48.4% for the nine-month period ended June 30, 2005, and totaled $4,935,000 as compared to $9,569,000 for the same period in fiscal 2004, a decrease of $4,634,000. The decrease in revenues is due to a lower number of active contracts in the fiscal 2005 and schedule extension on existing field operations which served to increase cost to complete and thereby lower revenue recognized related to these operations.  The level of new contract signings in recent fiscal years, including fiscal 2003 and 2004, was lower than in previous years and, as a result, revenues have decreased as well.  We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels for data conversion services both in general and specific to the GIS industry.

Salaries, Wages and Benefits.  Salaries, wages and benefits include employee compensation for production, marketing, selling, and administrative and executive employees. Salaries, wages and benefits decreased $238,000 and $786,000 for the three and nine-month periods ended June 30, 2005, respectively, as compared to the same periods in fiscal 2004.  The decrease was a result of reductions in our workforce related to reduced revenue volume, our decision to subcontract a portion of our production work to offshore subcontractors, and our use of domestic subcontractors to manage fluctuating labor needs.

Subcontractor Costs.  Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services. The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts.  Subcontractor costs decreased $580,000 and $1,847,000 for the three and nine-month periods ended June 30, 2005, as compared to the same periods in fiscal 2004 due to the completion of several contracts in fiscal 2005 that have not been replaced with new contracts.

Other General and Administrative.  Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services.  Such costs decreased $442,000 and $1,863,000 for the three and nine-month periods ended June 30, 2005, respectively, as compared to the same periods in fiscal 2004.  The decrease was a result of the implementation of cost controls, the reduced cost related to fewer general and administrative employees, and lower professional fee expenses.

Depreciation and Amortization.  Depreciation and amortization decreased $22,000 and $74,000 for the three and nine-month periods ended June 30, 2005, respectively, as compared to the same periods in fiscal 2004 due to some equipment becoming fully depreciated.  The replacement cost on computer equipment is significantly lower than the cost of the replaced items.  Additionally, we have extended the life of existing equipment and elected to postpone investment in new equipment.  Accordingly, depreciation and amortization expense has decreased in recent periods.

Severance and Related Costs.  We incurred severance expense of $0 and $67,000 for the three and nine-month periods ended June 30, 2005, as compared to $27,000 and $164,000 for the same periods in fiscal 2004.  The expense in fiscal 2005 was incurred as a result of the termination of our Chief Executive Officer’s employment contract that provided for payment of the contract through March 21, 2005.

Interest Expense, Net.  We incurred interest expense totaling $12,000 in the quarter ended June 30, 2005 as compared to $185,000 in the quarter ended June 30, 2004.  For the nine months ended June 30, 2005, interest expense totaled $64,000 as compared to $615,000 for the corresponding prior year period.  The decrease, which totaled $173,000 in the quarter and $551,000 for the nine months ended June 30, 2005, was a result of the lower levels of debt outstanding during the quarter and nine months ended June 30, 2005, effected by the conversion of the Restructured Note on November 10, 2004 and the early redemption of our Preferred Stock in June 2004. See Notes 5 and 6 to the Consolidated Financial Statements.

Other Income (Expense).  Other income or expense is principally a result of the change in fair value of the derivative features of the Second Note or Restructured Note, and subsequent to the reclassification of the derivative features, amortization of the Premium on the Restructured Note.  The Premium was amortized to other income until the Conversion date and the unamortized balance was reclassified to stockholders’ equity upon Conversion of the Restructured Note on November 10, 2004.  Accordingly, we recorded other income totaling $0 and $12,000 for the three and nine-month periods ended June 30, 2005. The fair value of the derivative features totaled $119,000, $204,000, and $207,000 as of June 30, 2004, March 31, 2004, and September 30, 2003, respectively.  Accordingly, we recorded other income totaling $75,000 and $78,000 for the three and nine-month periods ended June 30, 2004.  Additionally, we recorded $53,000 in other expense during the nine-month period ended June 30, 2005 related to the disposition of assets when we relocated.

Income Taxes.  Federal income tax expense for fiscal year 2005 is projected to be zero.  Accordingly, an effective federal income tax rate of 0% was recorded for the three and nine months ended June 30, 2005.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three and nine months ended June 30, 2005 and 2004.

Net Loss.  We recorded a net loss of $795,000 in the third quarter of fiscal 2005 as compared to net earnings of $1,250,000 in the same quarter of fiscal 2004.  The variances are attributable to the $1.475 million gain on the early extinguishment of debt included in the 2004 fiscal periods and lower revenues in the fiscal 2005 periods as compared to the 2004 periods.  Our net loss of $1,964,000 in the first nine months of fiscal 2005 was $1,011,000 or 106.1% greater than the $953,000 net loss incurred during the corresponding nine-month period in 2004.

Liquidity and Capital Resources

Table of Contractual Obligations.  Below is a schedule (by period due) of the future payments that we are obligated to make over the next five years based on agreements in place as of June 30, 2005.

	Fiscal Year Ending September 30,
	2005	2006	2007	2008	2009	Total
Operating leases	$50	107	—	—	—	$157
Financing leases	1	4	4	2	—	11
Debt	—	—	—	—	—	—
Preferred stock redemption	—	—	300	—	—	300
Total	$51	111	304	2	—	$468

Historically, the principal source of our liquidity consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings.  At June 30, 2005, related contractual obligations included redeemable preferred stock with a redemption value of approximately $266,000. We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows.

	June 30, 2005	September 30, 2004

Long-Term Debt
Senior secured convertible note—related party	$—	$1,601
Other	—	53
Redeemable preferred stock	235	319
	235	1,973
Less current portion	—	(182)
	$235	$1,791

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

The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.  Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock.  Accrued dividends at June 30, 2005, totaled approximately $53,000.

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

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. Financial steps included the retirement of 84% of our preferred stock for 12% of its redemption value and accrued dividends, which also reduced future interest expense incurred on the preferred stock.  We restructured our convertible debt by issuing the Restructured Note to cure an event of default and reduced the total interest payable thereon.  The conversion of the

Restructured Note by Tonga in November 2004 reduced our debt by $1,696,000, eliminated future related interest expense and improved our debt to equity ratio.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our executive, senior and middle management teams.  We reduced our occupancy expenses in fiscal 2005 related to our corporate headquarters relocation providing for more efficient and appropriate facilities.

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

•      “Revenue earned in excess of billings” occur when we have performed under a contract even though a billing event has not been triggered.

•      “Billings in excess of revenue earned” (unearned revenues) occur when we receive an advance or deposit against work yet to be performed.

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected.  At June 30, 2005, we had multiple contracts with four customers, the aggregate of which accounted for 73% of our consolidated revenues for the three months ended June 30, 2005 (Worldwide Services, Inc, and Intergraph (“WWS”), 7%; Michigan Consolidated Gas Company (“MichCon”), 21%; British Telecommunications PLC (“BT”), 27%; and MWH Americas, Inc. (“MWH”), 18%.)  One of these customers, WWS, accounted for 72% of our total accounts receivable and revenue in excess of billings at June 30, 2005.  Four customers accounted for 71% of our consolidated revenues for the nine months ended June 30, 2005 (WWS, 18%; BT, 21%; MWH, 17% and MichCon, 15%, respectively) of total revenue.  Two customers accounted for 69% of total accounts receivable and revenue in excess of billings at September 30, 2004 (WWS, 58% and KeySpan Corporate Services, LLC, 11%).  Billing terms are negotiated in a competitive environment and are based on reaching project milestones.  We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2005 and 2006 such that a significant portion of revenue in excess of billings for these customer contracts will be billed.

In order to meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers.  To meet our short and long-term cash requirements, we must complete certain projects in fiscal 2005 and 2006 that are related to the balance of revenue earned in excess of billings at June 30, 2005, in order to generate sufficient cash flow to fund operations and expenditures.  We expect that we will be able to complete a majority of these contracts by December 31, 2005, but there can be no assurance that market conditions or other factors may prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate.  If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing and/or restrict capital and operating expenditures to match available resources.

Our operating activities provided $105,000 and used $660,000 of cash during the nine months ended June 30, 2005 and 2004, respectively.  The decrease in cash used by operations resulted primarily from the collection of contract related accounts during the nine months ended June 30, 2005.  Our operating loss totaled $1,964,000 for the nine months ended June 30, 2005 as compared to $953,000 for the nine months ended June 30, 2004.  Contract-related accounts provided $2,655,000 of operating cash flow for the nine months ended June 30, 2005 compared to $2,011,000 in the corresponding prior year.

We purchased equipment and leasehold improvements totaling $81,000 and $7,000, during the nine months ended June 30, 2005 and 2004.  We paid $129,450 in accordance with the mandatory redemption terms of our preferred stock and redeemed 92,465 shares in December 2004.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer, and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer, and Chief Accounting Officer have concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-13(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Analytical Surveys, Inc.
(Registrant)

Date: August 15, 2005	/s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer

Date: August 15, 2005	/s/ Barry Golko
Barry Golko
Chief Accounting Officer