Form 10KSB
period 2005-09-30
ANALYTICAL SURVEYS INC
filed 2005-12-29
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 B-2 of the Exchange Act) Yes  ☐   No  ☒

State issuer’s revenues for its most recent fiscal year, September 30, 2005: $6,062,741

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $3,672,668, based on the closing price of the Common Stock on December 1, 2005.

The number of shares outstanding of the registrant’s Common Stock, as of December 23, 2005, was 2,869,272.

Documents incorporated by reference:    None

Transition Small Business Disclosure Format (check one):       Yes  ☐   No  ☒

PART I

Item 1. Business

Overview

Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”), formed in 1981, provides customized data conversion, spatial data management and technical services for the geographic information systems market. Geographic information systems (“GIS”) consist of computer software, hardware, data, and personnel that are designed to help manipulate, analyze, and present information that is tied to a spatial (geographic) location.  GIS benefits users in various ways.  Business and industry rely on GIS to promote enhanced infrastructure management and decision support for planning and analysis, and to provide focused development of operational needs based on efficient modeling techniques.  Such systems are used by federal, state and local governments, utilities, telecommunications companies, emergency services, and other businesses to present multi-dimensional information about the physical location and characteristics of their diverse assets.  We help customers by transforming or updating raw, often confusing information from multiple sources (maps, blueprints, construction drawings, databases, aerial photography, field inventory of asset attributes, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation on which organizations can rely to make better decisions with speed and confidence. We have historically targeted our services to utilities and state and local governments.

We believe that the market for GIS systems and GIS-related software services has grown due to growing awareness of the benefits of GIS technology coupled with lower hardware prices and increased software capability.  Our customers today use GIS technology to:

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

While there seems to have been an increase in demands for GIS solutions in response to catastrophic events and homeland security initiatives in 2004 and 2005, we have not experienced a corresponding increase in demands for GIS data conversion services.  As noted in the 2005 Geospatial Technology Report published by The Geospatial Information and Technology Association (“GITA”), the federal government has shifted increased responsibilities to the state and local levels without a corresponding shift in funding.  The result is critically tight budgets driven by these economics adversely impacting service providers.  We believe that many of the new GIS software solutions reduce the need for data conversion services.  The increased interest in GIS solutions has resulted in the investment by our traditional customers in the establishment or expansion of GIS in-house staff, thereby reducing the need for our traditional services.  GIS technology solutions have advanced and broadened the scope of GIS capabilities, and many of our customers have invested in in-house GIS staff.  The report also indicates that overall project planning offered by consultants has diminished and customers are focused on contracting for specific development tasks to supplement their in-house implementation efforts.  Competition from service firms with large labor content in India has resulted in lower margins and increased competition in the data conversion service industry.

Many utilities invested in GIS technology in the late 1990s resulting in improvements in operations and customer service levels.  Our belief is that while many of these same companies desire new levels of improvement and maintenance of quality information, they are challenged to do so because of the cost of training and retaining highly specialized GIS technicians.  We are GIS specialists and we believe that we are well positioned to provide such specialized services to these companies.  Our ongoing involvement with technology leaders such as Intergraph and ESRI, has kept our employees abreast of the latest GIS technology.  We think that by entering into long-term outsourcing contracts with us, our customers can spare the expense and risk of developing the internal resource capability necessary to provide them with higher cost savings through an efficient implementation of the latest GIS technologies.  Unfortunately, our US-based customers have been slow to adopt outsourcing as a long-term solution, and we have experienced considerable price pressure when offering our services.  To date, we have not been successful in establishing outsourcing services as a major business line.  We will continue to provide GIS outsourcing and conversion services, but we recognize that we must diversify our lines of business.

Our sales and marketing efforts have not been successful.  We have acquired three new customers with material contracts during the past two years, and the majority of our current contracts are ongoing services from past customers.  We reduced our staff in 2005 to meet the lower demands of our existing business, and we experienced additional loss of personnel in fiscal 2005 due to the uncertainty of the acquisition of new GIS contracts.  To address concern created by this loss of personnel on the part of our customers, partners, and employees, we engaged Wind Lake Solutions, Inc. (“WLS”), to manage our Wisconsin-based personnel in October 2005.  The WLS management team includes several professionals who have longstanding relationships with ASI and its customer base, including two individuals who successfully managed the Wisconsin office, or Intelligraphics, prior to its acquisition by ASI in December 1995.  We believe this strategy has stabilized our Wisconsin office and satisfied our customer’s concerns regarding our ability to provide consistent service to them.  We believe WLS’s long-term involvement is necessary to maintain stability in our Wisconsin office.  WLS’s management agreement includes an option to purchase the Wisconsin-based operations, which if exercised, may include a non-compete in the US-based utility market.  .

During fiscal 2005, we evaluated a broad spectrum of business opportunities.  We engaged a consultant and evaluated acquisitions that would facilitate our entrance into the federal markets, and we also evaluated various opportunities, including software and service solutions for location based services, state and local GIS initiatives.  As of the date of this publication, we have not identified an acceptable acquisition serving the GIS marketplace that produces suitable margins or sufficient returns on acquisition costs.

The 2005 Geospatial Technology Report succinctly addresses the traditional marketplace in which ASI serves.  Historically, the most significant costs associated with GIS project implementations were acquiring/loading the system with GIS data.  The report states that the effort associated with this activity approached 75% of the total project cost.  Today’s technology has dramatically altered the landscape in such ways that commercial off-the-shelf (“COTS”) hardware and software solutions provide the ability to offer the customer low cost base map data.  Additionally, satellite remote sensing base data is supplemented with companies offering topographic, planimetric, and cadastral data, all COTS available.  This trend shifted spending on digitizing efforts to COTS acquisitions.  This shift to COTS coupled with offerings from service firms with large labor content in India, has resulted in lower margins and increased competition in the industry. The technologies utilized by our GIS customer base continue to advance and demand a current and accurate depiction of their spatially located assets, however, this need appears to be satisfied by in-house customer operations on an increasing basis.

We enter into long-term fixed price contracts.  Payments for these contracts are often spread throughout the term of the contract and may be based on successful interim data deliveries or milestone payments.  We attempt to negotiate new contracts to minimize negative cash flow and be self-funding throughout the life of the contract.

Strategy

Our objective is to maintain our position in the data conversion and digital mapping industry and to supplement our data conversion business with higher margin business endeavors. This objective is reflected in the following summary of our strategy:

Strategies to Generate Efficiencies and Reduce Costs.  During the past four years, we implemented strategies that were intended to return to profitability and positive cash flow.  These strategies included:

•               standardized project management and cost estimation processes;

•               focused on the government and utility conversion and data management sectors of the market;

•               streamlined operations by reducing from five main production centers in the beginning of fiscal 2001 to two centers at the end of fiscal 2003;

•               reduced occupancy expenses by relocating our corporate headquarters in San Antonio, Texas to more cost-efficient facilities and reduced the size of our Wisconsin-based facilities;

•               streamlined operational management;

•               reduced corporate and overhead expenses and eliminated corporate borrowing;

The turnaround efforts included resolving corporate challenges.  During the last two years, we:

•               redeemed 84% of our outstanding preferred stock for 12% of the redemption value and accrued dividends;

•               restructured a senior convertible debenture to eliminate a default that would have triggered the holder’s right to impose cash penalties and demand a cash redemption.  The holder of the debenture exercised the conversion feature in November 2004;

•               reduced our debt to equity ratio and eliminated the majority of our debt, as well as constraints that prevented us from pursuing new business opportunities that could be financed through the issuance of new debt and equity; and

•               prevailed in a large arbitration case.

Revised Approach to Existing Markets.  We will continue to provide our services to our existing customers to capitalize on the increasing sophistication and number of GIS users in our core utilities markets.  On a limited basis, we continue to evaluate other opportunities in other sectors that utilize geospatial information.  In addressing our market, we have adopted a more technical focus and consultative approach to marketing and business development.

Continue to Maintain and Develop Technological and Operational Capabilities.  We developed and acquired proprietary software and procedures that automate portions of otherwise labor-intensive data conversion processes.  We continue to enhance this software, which has enabled us to provide cost-effective and high-quality services on a timely basis.  We have augmented the capabilities of this software to provide data processing and consolidated reporting via a web-enabled reporting system. Our current development efforts are focused on offering capabilities supporting a service oriented architecture environment.

Pursuit of Other Business Endeavors.  On December 7, 2005, we engaged Pluris Partners, Inc., a merchant banking firm specializing in merger and acquisition, private equity placement and financial advisory services, to facilitate the expansion of our service offering into the energy sector, including the acquisition of oil and gas exploration and production rights.  We intend to acquire working interests of oil and gas properties in a series of drilling programs.  We will evaluate other acquisition opportunities in the energy sector, including both exploration and production operations and technology solutions, as well as any other sector that presents attractive opportunities for our shareholders.  We intend to finance this expansion through private placement of equity supplemented by issuance of debt, which is dependent on the terms on which we are able to negotiate, if any.

ASI Services

We offer a full range of services to create digital land base maps and databases of related geo-referenced information used in GIS. Utilizing a base map with land surveys and legal descriptions, we create links to tabular databases; other geo-referenced data, such as buildings, telephone poles and zoning restrictions, are collected, verified, converted into digital format and added to the base map to create a GIS. We provide an experienced field inventory staff to collect and verify information and use computerized and manual techniques to verify and digitize data from paper sources and legacy electronic systems. Once a GIS is completed, users can view the base map and any or all of the layers of data on a computer screen and can retrieve selected data concerning any desired location appearing on the screen or all data matching one or more variables. We maintain these databases for customers on an as-needed basis.  Our data capture GPS enabled technologies enhance field asset management processes and promote efficient, cost-effective performance.  Our mobile solution, which is a .NET application, provides for field data capture and wireless transfer utilizing standard XML formatting.  Additionally, data processing and consolidation is readily provided via web enabled reporting system.  We continue to enhance our software and product offerings to provide cost-effective and high-quality services on a timely basis.

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

On March 1, 2005, we relocated our corporate headquarters to a more cost-efficient facility in San Antonio, Texas.

Customers

We derive revenues primarily from two core markets: utilities and state and local governments.  We also serve commercial businesses. Four of our current customers accounted for 72% of our consolidated revenues in fiscal 2005 (British Telecommunications PLC (“BT”), 21%; MWH Americas, Inc., 18%; Worldwide Services, Inc, and Intergraph (“WWS”), 16%; and Michigan Consolidated Gas Company (“Michcon”), 17%).  All four of these customers fall within our utility market.  Two customers, WWS and Michcon, accounted for 68% and 10%, respectively, or 78%, of total accounts receivable and revenue in excess of billings at September 30, 2005. The loss of any of these customers would have a material adverse effect on us.  We completed our contract with Syntegra subsequent to September 30, 2005, and we expect to complete all work orders from Michcon in the second quarter of fiscal 2006.   Therefore, we anticipate revenues from these markets will continue to decrease in future periods.  See “Risk Factors — Our customer contracts may be adversely modified, changed or terminated prior to the expiration of the contract terms” and “— Our business comes from two core markets and adverse changes in those markets could cause a reduction in the demand for our services,” and Note 9 to the consolidated financial statements.

Sales and Marketing

We have traditionally marketed our products and services in domestic and international markets primarily through an internal sales force.  We have not added a significant number of new customers as a result of our sales and marketing efforts during the last two fiscal years.  We have reduced our sales and marketing efforts.  These efforts are currently conducted by our senior management and project managers.  We augment these sales efforts by:

•                maintaining relationships and forming alliances with regional businesses offering complementary services;

•               obtaining referrals, either directly or indirectly, from consultants in the GIS industry;

•               maintaining memberships in professional and trade associations; and

•               actively participating in industry conferences.

Our sales cycle is generally lengthy, as customers normally take several months to go through the bidding/planning and award phases of a GIS project. Once awarded, it generally takes 30 to 60 days until the final contract is signed. Most projects take from 6 to 24 months to complete. See “Risk Factors — We receive some business from referrals and any reduction in those referrals could effect our business.”

Subcontractors

We use subcontractors when necessary to expand capacity, meet deadlines, reduce production costs and manage workload. We engage domestic subcontractors on a project-by-project basis.  In September 2004, our five-year exclusive supply agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services expired.  We utilized InfoTech to provide more than 90% of our offshore subcontractor services.  We have continued to utilize InfoTech for offshore conversion capacity but have also engaged alternate sources of labor in India.  We have not experienced any significant increase in our offshore production costs.  However, we do not have a long-term contract with any supplier, and accordingly, we do not have a guaranteed production capacity or negotiated contract price.  If we need to obtain additional or less expensive sources of offshore subcontract services, our cost for such services may increase in the short term as we train a new supplier.  We intend to continue to utilize offshore subcontractors for a large percentage of certain data entry production work (which work constitutes less than 10% of our total production costs) in fiscal 2006 to reduce production costs. We also employ certain select foreign and domestic subcontractors for tasks outside our expertise, or to augment in-house capacity (such as field data surveying).  See “Risk Factors — The unavailability or unsatisfactory performance of our subcontractors may affect our ability to deliver quality services to our customers,” and “ — The unsatisfactory performance or unavailability of overseas subcontractors may impact our ability to profitably perform services under existing contracts.”

Research and Development

We continue to develop new technology and to improve existing technology and procedures to enhance our ability to expand into additional markets and further improve our production capacity and productivity.  Most of these activities occur as we develop software or design a product or process for a particular contract.  These efforts are typically included as an integral part of our services for the particular project and, accordingly, the associated costs are charged to that project. Such custom-designed software can often be applied to projects for other customers.  Less than one full-time equivalent employee is substantially engaged in research and development efforts.  The amount that we have spent on research and development over the last three fiscal years is immaterial.  See “Risk Factors — We may be unable to protect our proprietary rights, permitting competitors to duplicate our products and services,” and “ — We may need to invest in research and development to remain competitive and to obtain new business.”

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

•                the accuracy, responsiveness and efficiency with which we provide services to customers.  We routinely complete our projects within our customer’s challenging accuracy requirements and typically deliver data within a high level of accuracy tolerance; and

•                our capacity to perform large complex projects.  We have completed data conversion and field projects for investor owned electric, gas and telephone utilities in the United States.

We use internally developed proprietary production software and commercially available software to automate much of the otherwise labor-intensive GIS production process.  We believe this automated approach enables us to achieve more consistent quality and greater efficiencies than more manually intensive methods.

To compete against low-cost providers, we minimize costs by using offshore subcontractors for a large percentage of certain data entry production work, which work constitutes less than 10% of our total production costs.  See “Risk Factors— The unavailability or unsatisfactory performance of our subcontractors may affect our ability to deliver quality services to our customers.”

Personnel

At September 30, 2005, we had approximately 82 employees compared to 109 at September 30, 2004.  We reduced the workforce to align our headcount with our production and administration requirements.

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

RISK FACTORS

In addition to the other information set forth in this Form 10-KSB the issues and risks described below should be considered carefully in evaluating our outlook and future.

Our cash flow may be insufficient to meet our operating and capital requirements.

We currently do not have a line of credit with any lender and rely solely on cash flow from operations to fund future operations and expenditures.  There is no assurance that the cash flow from operations will be sufficient to meet our capital requirements. We must convert accounts receivable and amounts earned not billed to cash in excess of our operating expenses in order to meet our debt payments.  On or before December 28, 2006, we must make a cash payment totaling approximately $332,870 to redeem the outstanding Series A Preferred Stock.

Our current and former independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

During fiscal years 2000 through 2005, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness.  Our revenues and backlog have also decreased substantially during the same period.  Our independent auditors issued a going concern qualification on our financial statements for fiscal 2004 and 2005, based on the significant operating losses reported in fiscal 2005 and prior years and a lack of external financing. Our former independent auditors issued a going concern qualification on our financial statements for fiscal 2000, 2001, 2002, and 2003.  The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, was based on the significant operating losses reported in fiscal 2003 and 2002 and a lack of external financing to fund working capital and debt requirements.  As of September 30, 2005, the amount of our accumulated deficit is approximately $33.7 million.

Successful implementation of our turnaround efforts is required to return the Company to profitability.

The successful implementation of our turnaround efforts requires the cooperation of customers, subcontractors, vendors, lenders, outside professionals and employees and the implementation of new lines of business operations.  There can be no assurance that the specific strategies designed to return our operations to profitability and positive cash flow can be implemented to the extent and in the timeframe planned.  We have implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position ourselves for profitable operations.  Delays and difficulties in achieving sales targets, realizing cost savings, retaining employees and implementing additional profitable lines of business, and other turnaround efforts could result in continued operating losses and a decrease or loss in the value of our common stock.

The market for our services is highly competitive and such competition within our industry can lead to lower profit margins and reduced volume of new work.

As the GIS services industry evolves, additional competitors may enter the industry.  In addition, other improvements in technology could provide competitors or customers with tools to perform the services we provide and lower the cost of entry into the GIS services industry.  We are facing increased price competition, particularly in the utilities market, from relatively new entrants to the market, which perform their work utilizing mostly offshore labor, and from smaller privately held firms which are willing to operate with low profit margins.  A number of our competitors or potential competitors may have capabilities and resources greater than ours.

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

We experience quarterly variations in our operating results due to external influences beyond our control; such variations could result in a decreased stock value.

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

We have devoted a limited amount of resources to developing and acquiring specialized data collection and conversion hardware and software.  In order to remain competitive, we must increase our selection of, investment in, acquisition and development of new and enhanced technology on a timely basis.  If competitors introduce new products and services embodying new technologies, or if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may be unable to obtain new business or maintain existing business.  There can be no assurance that we will be successful in these efforts or in anticipating developments in data conversion technology.

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

We have experienced a high volume of turnover in our senior management team in recent years.  Our ability to retain our management team is an important factor in our turnaround program and our ability to pursue our overall business plan.  There is no assurance that we will be able to retain the services of such key personnel.  We do not maintain any key personal life insurance policies.  Layoffs in recent years may impair our ability to retain and recruit other key personnel. The loss or interruption of the services of any member of the senior management team could have a material adverse effect on our business, financial condition and results of operations.  Our future financial results will also depend upon our ability to attract and retain highly skilled technical, managerial and marketing personnel.

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

We utilize subcontractors in India and may from time to time use subcontractors in other overseas locations to perform certain tasks such as data conversion and photogrammetric interpretation at lower costs than could be achieved in the United States.  Our ability to perform services under some existing contracts on a profitable basis is dependent upon the continued availability of our overseas subcontractors and the quality of their work.  For example, India has in the past experienced significant inflation, civil unrest and regional conflicts.  Events or governmental actions that would impede or prohibit the operations of our subcontractors could have a material adverse effect on us.  In September 2004, we concluded a five-year exclusive agreement with InfoTech Enterprises, Ltd., an India-based company, which provided production capacity for data conversion and other related services.  During the term of the agreement, InfoTech provided more than 90% of our offshore subcontractor services (which services constituted less than 10% of our total production costs).  We continue to utilize InfoTech’s services as well as alternate sources of labor in India.  If we seek additional sources of labor in India, our cost of offshore services may increase in the short term as we train a new supplier.

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

Our Articles of Incorporation allow the Board of Directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders.  Our outstanding preferred stock holds dividend priority and liquidation preferences over shares of our common stock (“Common Stock”).  However, because the outstanding preferred stock is not convertible to Common Stock, it has no potential dilutive effect on our outstanding shares of Common Stock.  Nonetheless, the Common Stock will be subject to dilution if our Board of Directors utilizes its right to issue additional shares of preferred stock that is convertible into Common Stock.  The rights of the holders of Common Stock are and will be subject to, and may be adversely affected by, the rights of the holders of the 166,435 shares of preferred stock that we have previously issued and any preferred stock that we may issue in the future.  Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

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

Item 2. Property

We operate two offices in the United States.  We lease approximately 8,000 square feet in San Antonio, Texas, and approximately 8,100 square feet in Waukesha, Wisconsin.

Item 3. Litigation

On June 26, 2002, two of our shareholders, the Epner Family Limited Partnership and the Braverman Family Limited Partnership, (“Claimants”), initiated arbitration proceedings against us.  They alleged that certain representations and warranties, which we made in connection with our acquisition of Cartotech, Inc., in June 1998, were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998.   In December 2003, an American Arbitration Association panel ruled in our favor, awarding zero damages to the Claimants and ordering each side to bear its own attorneys’ fees.  The Claimants also filed suit against four of our former officers for alleged violation of Texas and Indiana securities laws in connection with our acquisition of Cartotech.  The case was dismissed on January 30, 2004.  Our insurer reimbursed $1.8 million of the defense costs, which totaled approximately $2.1 million.

In November 2005, we received an alias summons notifying us that we have been named as a party to a suit filed by Sycamore Springs Homeowners Association.  The summons names the developer of the Sycamore Springs neighborhood as well as other firms that may have rendered professional services during the development of the neighborhood.  The claimants allege that the services of Mid-States Engineering, which was a subsidiary of MSE Corporation when we acquired MSE in 1997, affected the drainage system of Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003.  The summons does not quantify the amount of damages that are being sought nor the period that the alleged wrongful actions occurred.  We sold Mid-States Engineering on September 30, 1999.   We believe that we have been wrongfully named in the suit and we are diligently pursuing dismissal without prejudice.

We are also subject to various other routine litigation incidental to our business.  Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission Of Matters To A Vote Of Shareholders

On September 29, 2005, at the annual meeting of shareholders, our shareholders reelected four directors to the Board of Directors and ratified the appointment of Pannell Kerr Forster of Texas, P.C. as our independent registered public accounting firm for the fiscal year ended September 30, 2005.

The following table provides the number of votes cast on each matter:

	FOR	AGAINST	WITHHELD
Election of Board of Directors

R. Thomas Roddy	2,468,716	—	44,101
Edward P. Gistaro	2,468,603	—	44,214
Rad Weaver	2,468,709	—	44,108
Lori A. Jones	2,504,187	—	8,630

	FOR	AGAINST	ABSTAIN
Ratification of Pannell Kerr Forster of Texas, P.C. as independent registered public accounting firm	2,400,973	107,448	4,396

PART II.

Item 5. Market For The Registrant’s Common Stock And Related Shareholder Matters

Since June 6, 2002 our common stock (“Common Stock”) has traded on the NASDAQ SmallCap Market under the symbol “ANLT.”  As of October 1, 2005, we had approximately 5,200 holders of record.  The following table sets forth the high and low closing bid prices for our Common Stock as reported on NASDAQ.  Prices have been adjusted to reflect the one-for-ten reverse split effective October 2, 2002.

	High	Low
Year Ended September 30, 2005
First quarter	$8.70	$1.10
Second quarter	4.18	2.16
Third quarter	2.37	1.32
Fourth quarter	2.25	1.33

Year Ended September 30, 2004
First quarter	4.09	1.30
Second quarter	5.43	2.51
Third quarter	3.90	1.60
Fourth quarter	2.01	1.25

The high and low bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

On June 30, 2004, we restructured the Second Note to cure an event of default that was triggered when the our Registration Statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) on December 30, 2003, was not declared effective by the SEC as required by the terms of the Second Note. See Note 3 to the consolidated financial statements.  The maturity date of the restructured $1.7 million senior secured convertible promissory note (the “Restructured Note”) and bears interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003.  (The Old Note, Second Note, and Restructured Note are sometimes collectively referred to as the “Note.”)  The principal amount of the Restructured Note, together with accrued and unpaid interest, is due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006.  Tonga retained the ability to convert the Restructured Note for shares of our Common Stock at any time, waived approximately $134,000 of accrued interest on the Second Note, waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant and canceled the Warrant.

On November 10, 2004, Tonga converted the Restructured Note and accrued interest into shares of our Common Stock.  As provided by the terms of the Restructured Note, the conversion price was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date.  Accordingly, we issued 1,701,349 shares at the conversion price of $1.05 per share.  The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522.  Tonga owned 67% of our outstanding shares immediately after the conversion.  As of November 15, 2004, Tonga had liquidated all of its holdings of our Common Stock.  See Note 3 to the consolidated financial statements.

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

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	122,303	$4.07	353,291
Equity compensation plans not approved by security holders	25,575	$2.70	59,425
Total	147,878	$3.83	412,716

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities.

None

Item 6. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The discussion of our financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-KSB. This Form 10-KSB contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-KSB, or in the documents incorporated by reference into this Form 10-KSB, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements in “ Business – Overview and – Risk Factors” and statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-KSB are based upon information available to us on the date of this Form 10-KSB, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in this Form 10-KSB. Factors that could cause or contribute to such differences include, but are not limited to, the resolution or outcome of the lawsuits described in “Litigation” above, the effect of changes in our management and the ability to retain qualified individuals to serve in key management positions, and those discussed below, in “ Business— Risk Factors,” and elsewhere in this Form 10-KSB.

Overview

Founded in 1981, we are a provider of data conversion and digital mapping services to users of customized geographic information systems.

Our independent auditors, Pannell Kerr Forster of Texas, P.C., issued a going concern qualification on our financial statements for the fiscal years ended September 30, 2005 and 2004.  The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, is based on the significant operating losses reported in fiscal 2005, 2004, and 2003, and a lack of external financing.

We experience yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period.  In September 2004, our five-year exclusive supply agreement with InfoTech Enterprises, Ltd., an India-based company, to provide production capacity for data conversion and other related services expired.  We utilized InfoTech to provide more than 90% of our offshore subcontractor services (which work constitutes less than 10% of our total production costs).  During fiscal 2005 we supplemented our offshore conversion capacity as we utilized additional sources of offshore services in addition to InfoTech.   We intend to continue to utilize offshore subcontractors for a large percentage of certain data entry production work in fiscal 2006 to reduce production costs and develop new services.

Our backlog has been impacted by changes in macroeconomic and industry market conditions.  These conditions, first encountered in fiscal 2000 and which have continued through fiscal 2005, include interest rate and exchange rate stability, public sector spending levels, and the size of investment spending.  The 2005 Geospatial Technology Report succinctly addresses the traditional marketplace in which ASI serves. Historically, the most significant costs associated with GIS project implementations was acquiring / loading the system with GIS data. In fact, the effort associated with this activity approached 75% of total project cost.  Today’s technology has dramatically altered the landscape in such ways that commercial off-the-shelf (“COTS”) hardware and software solutions provide the ability to offer the customer low cost base map data.  Additionally, satellite remote sensing base data is supplemented with companies offering topographic, planimetric, and cadastral data, all COTS available. This trend has shifted spending on digitizing efforts to COTS acquisitions. This shift to COTS coupled with offerings from service firms with large labor content in India, has resulted in lower margins and increased competition in the industry. The technologies utilized by our GIS customer base continue to advance and demand a current and accurate depiction of their spatially located assets, however, this need appears to be satisfied by in-house customer operations on an increasing basis.  We believe these adverse market conditions were and continue to be primarily caused by the recessionary economic climate, consolidation in the utility industry, an industry trend to utilize new software solutions that enable our traditional customers to employ their own geospatial information resources, as well as increased competition from companies with offshore operations.  Backlog increases when new contracts are signed and decreases as revenues are recognized.  The changes in macroeconomic and industry market conditions have resulted in a reduction of the execution of new contracts and the renewal of expiring contracts, thus causing a decrease in our backlog.  At September 30, 2005, backlog was $4.0 million, $3.7 million of which we expect to fill in fiscal 2006.  At September 30, 2004, backlog was $6.5 million.

We seek long-term GIS conversion projects and currently have two contracts that have a contract value greater than $2 million or longer than two years in duration, which can increase risk due to inflation, as well as changes in customer expectations and funding availability.  Our contracts are generally terminable on short notice, and while we rarely experience such termination, there is no assurance that we will receive all of the revenue anticipated under signed contracts.  See Item 1. “Business — Risk Factors – Our customer contracts may be adversely modified, changed or terminated prior to the expiration of the contract terms.”

We are pursuing alternative business strategies designed to diversify our operations and the risks thereon.  We are seeking business lines that have a shorter sales cycle and higher margins than is produced by our current business endeavors.  In December 2005, we engaged a consulting firm to assist in identifying and pursuing such endeavors, with a particular focus on the oil and gas energy sector, including exploration and production, as well as any other sector that presents attractive opportunities for our shareholders.  However, there is no assurance that we can identify such business strategies and execute our entrance to such markets in a timely manner.

Critical Accounting Policies

Revenue Recognition.  We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis.  For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly.  The estimation process requires substantial judgments on the costs over the life of the contract, which are inherently uncertain.  The duration of the contracts and the technical challenges included in certain contracts affect our ability to estimate costs precisely.  Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs.  Internal and external production costs may vary considerably among projects and during the course of completion of each project.  At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of the contracts.  This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs.  We recognize losses on contracts in the period such loss is determined. In fiscal 2005, we recognized $.7 million in provision for loss contracts.  Sales and marketing expenses associated with obtaining contracts are expensed as incurred.  If we underestimate the total cost to complete a project we would recognize a disproportionately high amount of revenue in the earlier stages of the contract, which would result in disproportionately high profit margins in the same period.  Conversely, if we overestimate the cost to complete a project, a disproportionately low amount of revenue would be recognized in the early stages of a contract.  While our contracts generally contain termination clauses they also provide for reimbursement of costs incurred to date in the event of termination.

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

Income Taxes.  We reported a net loss in fiscal 2004 and 2005.  The current and prior year losses have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $29 million as of September 30, 2005.

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

Results Of Operations

The following table sets forth, for the fiscal years ended September 30, 2005 and 2004, selected consolidated statement of operations data expressed as a percentage of sales:

Percentage of Sales:	2005	2004

Revenues	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	86.8	52.0
Subcontractor costs	25.1	32.0
Other general and administrative	38.1	30.4
Bad debts (recoveries)	0.0	0.0
Depreciation and amortization	2.9	2.4
Severance and related costs	1.1	1.4
Loss from operations	(54.0)	(18.2)
Other expense, net	(1.1)	(5.2)
Gain on extinguishment of debt	—	12.7
Loss before income taxes	(55.1)	(10.7)
Income taxes	—	—
Net loss	(55.1)%	(10.7)%

Fiscal Years Ended September 30, 2005 and 2004

Revenues.  We recognize revenues as services are performed.  Revenues recorded in a period are reported net of adjustments to reflect changes in estimated profitability of each project.  Revenues decreased 47.8% or $5.5 million to $6.1 million for fiscal 2005 from $11.6 million for fiscal 2004.  The decrease in revenues is due to a lower number of active contracts in the fiscal 2005 period.  The level of new contract signings in each of the past four fiscal years was lower than in previous years and, as a result, revenues have decreased as well.  We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels in information technology services and increased competition by low-cost service providers both in general and specific to the GIS industry.

Salaries, Wages and Benefits.  Salaries, wages and benefits include employee compensation for production, marketing, selling, administrative, and executive employees.  Salaries, wages and benefits decreased 12.9% to $5.3 million for fiscal 2005 from $6.0 million for fiscal 2004.  The decrease was a result of reductions in our workforce related to reduced revenue volume, our decision to subcontract a portion of our production work to offshore subcontractors, and our use of domestic subcontractors to manage fluctuating labor needs.

Subcontractor Costs.  Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services.  The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts.  Subcontractor costs decreased 59.0% to $1.5 million for fiscal 2005 from $3.7 million for fiscal 2004, and to 25.1% from 32.0%, respectively, as a percentage of revenues.  The decrease was due to our reduced business volume.

Other General and Administrative.  Other general and administrative expenses include rent, maintenance, travel, supplies, utilities, insurance and professional services.  Such expenses decreased 34.6% to $2.3 million for fiscal 2005 from $3.5 million for fiscal 2004.  The decrease was attributable to decreases in occupancy, travel, and professional fee expenses, as well as the general decrease in personnel and related expenses in fiscal 2005 as compared to fiscal 2004.   Additionally, we received a $143,000 legal expense reimbursement related to the Tonga debt conversion that served to reduce general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization for fiscal 2005 decreased 35.9% to $175,000 from $273,000 for fiscal 2004 due to equipment becoming fully depreciated.  The replacement cost on computer equipment is significantly lower than the replaced items.  Additionally, we have been able to upgrade existing equipment, which has minimized our need to purchase new equipment.  Accordingly, depreciation expense has decreased in recent periods.

Severance and Related Costs.  We incurred severance expense of $67,000 in fiscal 2005 and $164,000 in fiscal 2004.  The expense in fiscal 2005 was incurred as a result of the termination of the former CEO employment contract that provided for a significant severance payment, while the fiscal 2004 expense was related to the reduction of several positions during that year.

Other Income (Expense).  Other income (expense) is comprised primarily of interest expense and other income resulting from the change in the fair value of the derivative features of the Restructured Note.  Interest expense decreased to $78,000 for fiscal 2005 from $681,000 in fiscal year 2004. The decrease, which totaled $603,000 for the year, was a result of the elimination of interest expense effected by the conversion of the Restructured Note on November 10, 2004 and the early redemption of our Preferred Stock in June 2004.   We incurred non-cash interest expense related to the Second Note and the Restructured Note and the Preferred Stock of $17,000 and $190,000 in fiscal 2005 and 2004, respectively.  We incurred non-cash interest expense related to the dividends accrued and accretion of the Preferred Stock totaling $71,000 in fiscal 2005 as compared to $486,000 in fiscal 2004.  See Note 4 to the consolidated financial statements.  Other interest expense related to various other debt instruments was offset by interest income.

Other income (expense) is earned (incurred) as a result of the decrease or increase in the fair market values of the derivative features, which change proportionately with the change in the market value of our Common Stock.  We recorded other income totaling $12,000 and $75,000 in fiscal 2005 and 2004, respectively, as a result of the decrease in the fair market value of the derivative features of and amortization of the premium on the Restructured Note at the end of each period.

Gain on Extinguishment of Debt.  In fiscal year 2004, we recorded a $1,475,000 gain on the early redemption of 1,341,100 shares of our Preferred Stock.  We paid the holders of these preferred shares a payment totaling $251,456, to redeem the shares.  The carrying value of the shares on the redemption dates was approximately $1,535,000.  Accrued dividends totaling approximately $191,000 were forgiven in the redemption agreement.

Income Tax Benefit.  Federal income tax expense for fiscal year 2005 is projected to be zero and accordingly, we recorded an effective federal income tax rate of 0%.  Federal income tax expense for fiscal year 2004 was zero.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for fiscal 2005 and 2004.

Net Loss.  Net loss available to common shareholders increased $2.1 million to $3.3 million in fiscal 2005 from the $1.2 million net loss in fiscal 2004.  The larger net loss in fiscal 2005 was a result of lower revenues and increases in project costs in 2005.  Additionally, the fiscal 2004 loss from operations was offset by the $1.475 million gain on extinguishment of debt that we recorded in fiscal 2004.

Liquidity And Capital Resources

Table of Contractual Obligations.  Below is a schedule (by period due) of the future payments (in thousands), which we are obligated to make over the next five years based on agreements in place as of September 30, 2005.

	Fiscal Year Ending September 30
	2006	2007	2008	2009	2010	Total
Operating leases	$107	—	—	—	—	$107
Capital lease obligations	21	21	16	—	—	58
Debt	—	—	—	—	—	—
Preferred stock redemption	—	300	—	—	—	300
Total	$128	321	16	—	—	$465

Historically, the principal source of our liquidity consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings.  At September 30, 2005, our debt obligations included, redeemable preferred stock with a redemption value of $266,298 and miscellaneous borrowings. A mandatory redemption payment of $299,583 is due on December 27, 2006.  On December 28, 2006, the redemption payment increases to $332,870.  We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows (in thousands).

	September 30, 2005	September 30, 2004
Long-Term Debt
Senior secured convertible note—related party	$0	$1,601
Other debt and capital lease obligations	47	53
Redeemable preferred stock	247	319
	294	1,973
Less current portion	(17)	(182)
	$277	$1,791

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

The carrying value of the Second Note immediately prior to execution of the Restructured Note was $1.616 million, which reflected the $1.7 million face value less the $84,000 unamortized discount.  Additionally, immediately prior to the execution of the Restructured Note, the fair value of the Warrant totaled approximately $67,000, and the fair value of the conversion feature of the Second Note totaled approximately $62,000.  As a result of the extended term of the Restructured Note, the estimated fair value of the conversion feature increased to approximately $119,000.  We recorded the Restructured Note at $1.581 million reflecting a discount for the $119,000 estimated fair value of the conversion feature, which was recorded as a current liability.  This transaction resulted in a net decrease in total liabilities of approximately $180,000.  The decrease consisted of $134,000 of waived interest, the $68,000 fair value of the canceled Warrant, and a $35,000 decrease in the carrying value of the Restructured Note, offset by a $57,000 increase in the fair value of the conversion feature.  We recorded the $180,000 decrease in liabilities as a capital contribution pursuant to Staff Accounting Bulletin Topic 1:B.

The $1.581 million carrying value of the Restructured Note was accreted to its face value as we recorded interest expense over the remaining eighteen-month term at a rate of approximately $20,000 per quarter.  The effective interest rate of the Restructured Note was 12.14%.  On September 7, 2004, our amended Registration Statement on Form S-3/A was declared effective by the SEC.  Simultaneous to the effectiveness of the registration, the net cash settlement provisions in the Restructured Note that effected the derivative classification of the conversion feature were extinguished.  We revalued and reclassified the conversion feature as a conversion premium (“Premium”) with an estimated value of $129,000, which would be amortized to income over the remaining term of the Restructured Note, or through January 2, 2006.  We amortized the Premium, recognizing approximately $7,000 in other income from September 7 to September 30, 2004.  At September 30, 2004, accrued interest on the Restructured Note totaled approximately $78,000, and the carrying value of the unamortized Premium totaled approximately $122,000.

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

At September 30, 2005, 166,435 shares of Preferred Stock were outstanding, and which are redeemable on or before December 28, 2006.  In December 2004, we redeemed 92,465 shares pursuant to the terms of the Preferred Stock, which provided for a mandatory redemption payment on December 28, 2004.  We paid the holder of the Preferred Stock $129,450 and redeemed the shares at $1.40 per share.  The redemption price increases by $0.20 per year to $1.80 on December 28, 2005 ($299,583), and to $2.00 on December 28, 2006 ($332,870).  We must redeem the Preferred Stock on or before December 28, 2006.

The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.  Since its issuance, we have accrued but not declared or paid dividends on the Preferred Stock.  Accrued dividends at September 30, 2005, totaled approximately $57,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since fiscal 2000, we have experienced significant operating losses with corresponding reductions in working capital.  Our revenues and backlog decreased significantly during that time.  These factors, among others, have resulted in our independent auditors issuing an audit opinion on the September 30, 2005, financial statements that expressed substantial doubt about our ability to continue as a going concern.

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

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected.  At September 30, 2005, we had multiple contracts with four of our current customers accounted for 72% of our consolidated revenues in fiscal 2005 (British Telecommunications PLC (“BT”), 21%; MWH Americas, Inc., 18%; Worldwide Services, Inc, and Intergraph (“WWS”), 16%; and Michigan Consolidated Gas Company (“Michcon”), 17%).  All four of these customers fall within our utility market.  Two customers, WWS and Michcon, accounted for 68% and 10%, respectively, or 78%, of total accounts receivable and revenue in excess of billings at September 30, 2005.  Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones.  We anticipate that sufficient billing milestones will be achieved during fiscal 2005 such that revenue in excess of billings for these customer contracts will begin to decline.

In order to meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers.  To meet our long-term cash requirements, we must complete certain projects in fiscal 2006 and 2007 that are related to the balance of revenues in excess of billings at September 30, 2005, in order to generate sufficient cash flow to fund operations and expenditures and to meet our debt requirements.  We anticipate that the successful completion of these projects will reduce the balance of unearned revenue and generate cash sufficient to meet both our short-term and long-term debt obligations.  We expect that we will be able to complete a majority of these contracts by June 30, 2006, but there can be no assurance that market conditions or other factors may prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate.  If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing and/or restrict capital and operating expenditures to match available resources.  If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

We are pursuing alternative business strategies designed to diversify our operations and the risks thereson.  We are seeking business lines that have a shorter sales cycle and higher margins than is produced by our current business endeavors.  In December 2005, we engaged a consulting firm to assist in identifying and pursuing such endeavors, with a particular focus on the oil and gas energy sector, including exploration and production.  We will also evaluate other sectors that present attractive opportunities for our shareholders. However, there is no assurance that we can identify such business strategies and execute our entrance to such markets in a timely manner.

Our operating activities used $48,000 and $757,000 cash in fiscal 2005 and 2004, respectively.  Contract-related accounts described in the previous paragraph declined $3.3 million and $3.0 million in fiscal 2005 and 2004, respectively.  Accounts payable and accrued expenses decreased $367,000 and $1.9 million in fiscal 2005 and 2004, respectively.  Prepaid expenses decreased $102,000 in fiscal 2005 and increased $17,000 in 2004.

Cash provided by investing activities principally consisted of proceeds from sales of assets, offset by the purchases of equipment and leasehold improvements.  We purchased equipment and leasehold improvements totaling $88,000 and $23,000 in 2005 and 2004.

Cash used by financing activities for fiscal years 2005 and 2004 was $111,000 and $310,000, respectively. We paid $129,450 in accordance with the mandatory redemption terms of our preferred stock and redeemed 92,465 shares in December 2004.

Impact Of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published revisions to SFAS No. 123.  The revised SFAS No. 123 (“SFAS No. 123R”) requires companies to account for share-based payment transactions using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS No. 123.  SFAS No. 123R is effective for all small business public entities as of the beginning of the first interim or annual reporting period for fiscal years beginning after December 15, 2005.  We are currently evaluating the impact on our financial condition and the results of operations.  We currently elect the disclosure-only provisions of Statement SFAS No. 123R.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This statement is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Analytical Surveys, Inc.

We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the consolidated financial statements, the Company has suffered significant operating losses in 2005 and prior years and does not currently have external financing in place to fund working capital requirements, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 14.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

December 7, 2005
Houston, Texas

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2005 and 2004

(In thousands)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$622	$867
Accounts receivable, net of allowance for doubtful accounts of $50 and $54 at September 30, 2005 and 2004, respectively	1,529	3,431
Revenue earned in excess of billings	1,612	3,006
Prepaid expenses and other	81	183
Total current assets	3,844	7,487
Equipment and leasehold improvements, at cost:
Equipment	3,979	4,783
Furniture and fixtures	363	484
Leasehold improvements	75	267
	4,417	5,534
Less accumulated depreciation and amortization	(4,249)	(5,274)
Net equipment and leasehold improvements	168	260
Total assets	4,012	7,747
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	17	53
Billings in excess of revenue earned	425	468
Accounts payable	289	882
Accrued interest – related party	—	78
Accrued liabilities	688	479
Accrued payroll and related benefits	687	678
Redeemable preferred stock – current portion	—	129
Fair value of derivative features – related party	—	122
Total current liabilities	2,106	2,889
Long-term debt:
Capital lease obligations, less current portion	30	—
Long-term debt – related party	—	1,601
Redeemable preferred stock; no par value. Authorized 2,500 shares; 166 and 259 shares issued and outstanding at September 30, 2005 and 2004, (liquidation value $266 and $362), respectively	247	190
Total long-term debt	277	1,791
Total liabilities	2,383	4,680
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value. Authorized 10,000 shares; 2,869 and 1,104 shares issued and outstanding at September 30, 2005 and 2004, respectively	35,312	33,410
Accumulated deficit	(33,683)	(30,343)
Total stockholders’ equity	1,629	3,067
Total liabilities and stockholders’ equity	$4,012	$7,747

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2005 and 2004

(In thousands, except per share amounts)

	2005	2004

Revenues	$6,063	$11,608
Costs and expenses:
Salaries, wages and benefits	5,261	6,041
Subcontractor costs	1,524	3,714
Other general and administrative	2,310	3,533
Depreciation and amortization	175	273
Severance and related costs	67	164
Total operating costs	9,337	13,725
Loss from operations	(3,274)	(2,117)
Other income (expense):
Interest expense, net	(78)	(681)
Other income, net	12	76
Gain on extinguishment of debt	—	1,475
Total other income (expense)	(66)	870
Loss before income taxes	(3,340)	(1,247)
Income taxes	—	—
Net loss available to common shareholders	$(3,340)	$(1,247)

Basic earnings (loss) per common share:
Net loss available to common shareholders	$(1.26)	$(1.17)

Diluted earnings (loss) per common share:
Net loss available to common shareholders	$(1.26)	$(1.17)

Weighted average common shares:
Basic	2,644	1,061
Diluted	2,644	1,061

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended September 30, 2005 and 2004

(In thousands)

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity
Balances at October 1, 2003	824	$32,839	$(29,096)	$3,743
Net loss	—	—	(1,247)	(1,247)
Common stock issued pursuant to conversion of senior secured convertible note	261	324	—	324
Issuance of inducement stock options	—	52	—	52
Common stock issued pursuant to exercise of stock options	19	15	—	15
Contributed capital from issuance of note payable to related party	—	180	—	180
Balances at September 30, 2004	1,104	33,410	(30,343)	3,067
Net loss	—	—	(3,340)	(3,340)
Common stock issued pursuant to conversion of senior secured convertible note, net of expenses of $18	1,701	1,788	—	1,788
Issuance of inducement stock options	—	22	—	22
Common stock issued pursuant to exercise of stock options	64	92	—	92
Balances at September 30, 2005	2,869	$35,312	$(33,683)	$1,629

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2005 and 2004

(In thousands)

	2005	2004

Cash flows from operating activities:
Net loss	$(3,340)	$(1,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	273
Issuance of inducement stock options	22	52
Gain on extinguishment of debt	—	(1,475)
Accretion of interest expense on preferred stock	57	486
Accretion of interest expense on convertible debt – related party	9	104
Change in fair value of derivative instruments – related party	(12)	(75)
Loss on sale of assets	53	6
Changes in operating assets and liabilities:
Accounts receivable, net	1,902	(402)
Revenue earned in excess of billings	1,394	3,106
Prepaid expenses and other	102	(17)
Billings in excess of revenue earned	(43)	306
Accounts payable and other accrued liabilities	(376)	(1,594)
Accrued payroll and related benefits	9	(280)
Net cash used in operating activities	(48)	(757)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(88)	(23)
Cash proceeds from sale of assets	2	5
Net cash used in investing activities	(86)	(18)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(56)	(74)
Redemption of preferred stock	(129)	(251)
Issuance of common stock pursuant to exercise of options	92	15
Costs relating to issuance of shares	(18)	—
Net cash used in financing activities	(111)	(310)
Net decrease in cash	(245)	(1,085)
Cash and cash equivalents at beginning of year	867	1,952
Cash and cash equivalents at end of year	$622	$867

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$6
Equipment acquired under capital leases	$50	$—
Non-cash financing activities
Issuance of common stock pursuant to conversion of debt	$1,806	$324
Capital contribution pursuant to restructured note	$—	$180
Accretion of preferred stock	$57	$405

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

(e)              Income Taxes

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

(f)                Impairment of Long-Lived Assets Other Than Goodwill

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

(g)             Stock-Based Compensation

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

We granted inducement stock options (“Option”) to our former Chief Executive Officer (“CEO”) on March 22, 2004.  The Option was not issued pursuant to our stock option plans, and would have vested at the end of a twelve-month period.  The Option originally provided for the purchase of 75,000 shares of common stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant.  During fiscal 2004, we recognized approximately $51,700 in compensation expense for these options.  Upon his resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, with a market value of $1.93 per share, and cancelled his right to purchase the remaining 18,750 shares.  The intrinsic value of the vested shares totaled approximately $24,000. Mr. Fuquay exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our common stock.  During fiscal 2005, we recognized compensation expense of $22,173 related to the original grant of the Options as well as the remeasured value of the accelerated Options.    During the year ended September 30, 2005, 45,000 options were granted to our three new directors, and 100,000 options were granted to three members of the management team, including 40,000 options to our CEO.  Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Year ended September 30,
	2005	2004
Net loss available to common shareholders as reported	$(3,340)	$(1,247)
Add: Inducement stock option expense as recorded	22	52
Less: Pro forma option expense	(50)	(114)
Pro forma net loss	$(3,368)	$(1,309)
Basic loss per share, as reported	$(1.26)	$(1.17)
Add: Inducement stock option expense as recorded	0.01	0.05
Less: Pro forma option expense	(0.02)	(0.11)
Pro forma basic loss per share	$(1.27)	$(1.23)
Diluted loss per share, as reported	$(1.26)	$(1.17)
Add: Inducement stock option expense as recorded	0.01	0.05
Less: Pro forma option expense	(0.02)	(0.11)
Pro forma diluted loss per share	$(1.27)	$(1.23)

The weighted average fair value of options granted during fiscal 2005 and 2004 was  $2.11 and $1.46 per share, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of two to three years, volatility ranging from 92% to 197% and a risk-free interest rate ranging from 4% to 6%.

The above pro forma disclosures are not necessarily representative of the effect on the historical net loss for future periods because options vest over several years, and additional awards are made each year.

(h)             Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock, determined using the treasury stock method.

	Year Ended September 30,
	2005	2004
Basic and Diluted
Loss available to common shareholders	$(3,340)	$(1,247)
Weighted average shares	2,644	1,061
Net loss per share available to common shareholders	$(1.26)	$(1.17)

All dilutive common stock equivalents are reflected in our earnings per share calculation; the conversion of 1,573,169 shares under the convertible debt agreement are antidilutive for the years ended September 30, 2005 and 2004, and therefore they have been excluded.  Additionally, for the years ended September 30, 2005 and 2004, potential dilutive common shares under the warrant agreement and stock option plans of 148,000 and 152,000, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

(i)                Financial Instruments

The carrying amounts of financial instruments are estimated to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates and short-term maturities of these instruments.  The carrying amount of the derivative features of our senior secured promissory note was marked to market at the end of each reporting period, and the conversion premium was amortized over the term of the Old Note and the Second Note.   The derivative feature attributable to a warrant was terminated on June 30, 2004, when the Second Note was restructured, and the derivative conversion feature was reclassified as a conversion premium on September 7, 2004, when our Registration Statement on Form S-3/A was declared effective by the SEC, at which time net cash settlement provisions of the Restructured Note that effected the derivative classification of the conversion feature were extinguished.  The fair value of these derivative features was $129,000 and $207,000 immediately prior to the restructure of the Note on June 30, 2004, and at September 30, 2003, respectively.  The fair value of the derivative feature was $119,000 on June 30, 2004, immediately after the Note was restructured and $122,000 on September 7, 2004.  The conversion premium totaled $122,000 at September 30, 2004.  Other income totaling $12,000 and $75,000 was recognized for the years ended September 30, 2005 and 2004, respectively, as a result of marking derivative features to fair value at the end of each period and amortizing the conversion premium.

(j)                Concentration of Credit Risk

We maintain our cash with a major U.S. domestic bank.  The amounts held in this bank exceed the insured limit of $100,000 from time to time.  The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

(k)             Operating Cycle

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(2)                  Accounts Receivable, Revenue Earned in Excess of Billings and Billings in Excess of Revenue Earned

At September 30, 2005, the estimated period to complete contracts in process ranges from three month to eighteen months, and we expect to collect substantially all related accounts receivable and revenue earned in excess of billings within eighteen months.  Reserves on revenue earned in excess of billings total $52,000 for the years ended September 30, 2005 and 2004, which are netted, with revenue earned in excess of billings. In fiscal 2004, $48,000 in reserves was written off against revenue earned in excess of billings.

The following summarizes contracts in process at September 30 (in thousands):

	2005	2004
Costs incurred on uncompleted contracts	$18,463	$26,873
Estimated earnings	1,921	6,982
	20,384	33,855
Less billings to date	(19,197)	(31,317)
	$1,187	$2,538
Included in the accompanying consolidated balance sheets as follows:
Revenue earned in excess of billings	$1,612	$3,006
Billings in excess of revenue earned	(425)	(468)
	$1,187	$2,538

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

The allowance for doubtful accounts totaled $50,000 and $54,000 for the years ended September 30, 2005 and 2004, respectively, which are netted with accounts receivable.  In fiscal 2004, $46,000 in reserves was written off against accounts receivable.  In fiscal 2005, no reserves were written off against receivables and no new reserves were established.

(3)                  Debt

The components of debt at September 30 are summarized as follows (in thousands):

	2005	2004
Long-Term Debt
Senior secured convertible note—related party	$—	$1,601
Other debt and capital lease obligations (see Note 5)	47	53
Redeemable preferred stock (See Note 4)	247	319
	294	1,973
Less current portion	(17)	(182)
	$277	$1,791

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

The carrying value of the Second Note immediately prior to execution of the Restructured Note was $1.616 million, which reflected the $1.7 million face value less the $84,000 unamortized discount.  Additionally, immediately prior to the execution of the Restructured Note, the fair value of the Warrant totaled approximately $67,000, and the fair value of the conversion feature of the Second Note totaled approximately $62,000.  As a result of the extended term of the Restructured Note, the estimated fair value of the conversion feature increased to approximately $119,000.  We recorded the Restructured Note at $1.581 million reflecting a discount for the $119,000 estimated fair value of the conversion feature, which was recorded as a current liability.  This transaction resulted in a net decrease in total liabilities of approximately $180,000.  The decrease consisted of $134,000 of waived interest, the $68,000 fair value of the canceled Warrant, and a $35,000 decrease in the carrying value of the Restructured Note, offset by a $57,000 increase in the fair value of the conversion feature.  We recorded the $180,000 decrease in liabilities as a capital contribution pursuant to Staff Accounting Bulletin Topic 1:B.

Prior to the issuance of the Restructured Note, the carrying value of the Second Note was accreted to its face value as we recorded interest expense over its three-year term at a rate of $28,000 per quarter.  The effective rate of interest on the Second Note was 12.5%.  The $336,000 current liability was increased or decreased to reflect the fair value of the derivatives at the end of each quarter.  The $1.581 million carrying value of the Restructured Note will be accreted to its face value as we record interest expense over the remaining eighteen-month term at a rate of approximately $20,000 per quarter.  The effective interest of the Restructured Note is 12.14%.  The $119,000 current liability will be increased or decreased to reflect the fair value of the conversion feature at the end of each quarter until the Restructured Note is paid in full or converted into Common Stock.  At September 30, 2004, we had accrued interest of approximately $78,000 related to the Restructured Note.

The fair value of the derivative features of the Second Note decreased $78,000 from $207,000 on September 30, 2003, to $129,000 on September 7, 2004, when our amended Registration Statement on Form S-3/A was declared effective by the SEC.  Simultaneous to the effectiveness of the registration, the net cash settlement provisions in the Restructured Note that effected the derivative classification of the conversion feature were extinguished.  We revalued and reclassified the conversion feature as a conversion premium (“Premium”) with an estimated value of $129,000, which would be amortized to income over the remaining term of the Restructured Note, or through January 2, 2006.  We amortized the Premium, recognizing approximately $7,000 in other income from September 7 to September 30, 2004.  At September 30, 2004, accrued interest on the Restructured Note totaled approximately $78,000, and the carrying value of the unamortized Premium totaled approximately $122,000.   We recorded other income relating to the Restructured Note totaling approximately $75,000 in fiscal 2004.

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

We were generally restricted from issuing additional equity securities without Tonga’s consent, and Tonga had a right of first refusal as to certain subsequent financings.  The Restructured Note was secured by all of our assets.  As part of the transaction, for a period of three years from the date of the Old Note, Tonga had the right to appoint a majority of our board of directors.  Tonga appointed three members to the Board and as a result, controled ASI.   However, the conversion of the Restructured Note released all of our assets.  Upon Tonga’s disposal of its holdings of our Common Stock, Tonga relinquished its right to appoint directors.  In December 2004, we appointed two new independent directors in conjunction with the resignation of the three Tonga-appointed directors.  As a result, Tonga relinquished control of ASI.

Required principal payments on long-term debt at September 30, 2005 are $128,000 for the year ending September 30, 2006; $321,000 for fiscal 2007; and $16,000 for fiscal 2008.

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

At September 30, 2005, 166,435 shares of Preferred Stock are outstanding which are redeemable on or before December 28, 2006.  Until December 27, 2005, we are entitled to redeem these shares at $1.60 per share, or

$266,296.  The redemption price increases by $0.20 per year to $1.80 on December 28, 2005 ($299,583), and to $2.00 on December 28, 2006 ($332,870).  We must redeem the Preferred Stock on or before December 28, 2006.

The Preferred Stock earns a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.  Dividends are recorded as interest expense.  Accrued dividends at September 30, 2005 and 2004 totaled approximately $57,000 and $42,000, respectively.

The carrying value for the outstanding Preferred Stock is approximately $247,000 at September 30, 2005.  The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates.  The accretion of Preferred Stock is recorded as interest expense. The fair market value was based on the present value of required cash flows using a discount rate of 80%.  We selected the discount rate based on discussions with third parties that factored in market conditions for similar securities, the current economic climate and our financial condition and performance.

(5)                  Leases

We lease our facilities and certain equipment under non-canceable lease agreements.  Certain of the equipment leases are classified as capital leases.  During 2005, we acquired equipment totaling approximately $50,000, which is included as a component of our equipment and leasehold improvements.  Accumulated depreciation relating to these assets was approximately $5,000 at September 30, 2005.  Amounts due under operating and capital leases at September 30, 2005 are as follows (in thousands):

	Operating leases	Capital leases
Years ending September 30
2006	$107	$21
2007	—	21
2008	—	16
	$107	$58
Less amount representing interest		(11)
Present value of minimum lease obligations		47
Less current maturities of lease obligations		(17)
		$30

Facility rent expense totaled $340,000 and $569,000 for the years ended September 30, 2005 and 2004.

(6)                  Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):

	2005	2004
Current:
Federal	$—	$—
State and local	—	—
	—	—
Deferred:
Federal	—	—
State and local	—	—
	$—	$—

Actual income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% for the years ended September 30 as follows (in thousands):

	2005	2004
Computed “expected” income tax expense (benefit)	$(1,303)	$(486)
State income taxes, net of federal tax effect	—	—
Change in deferred tax valuation allowance	1,297	1,219
Other, net	6	(733)
Actual income tax expense (benefit)	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Accrued liabilities, primarily due to accrued compensated absences for financial statement purposes	$79	$74
Equipment and leasehold improvements, primarily due to differences in depreciation	101	141
Bad debt and revenue earned in excess of billing allowances	40	41
NOL carryforward	11,293	9,801
Impairment of deductible goodwill	1,881	2,175
Accrued marketing incentives	83	48
Other, net	207	107
Valuation allowance	(13,684)	(12,387)
Net deferred tax assets	$—	$—

At September 30, 2005, we had net operating loss carryforwards of approximately $29 million that will expire through September 30, 2024.  We recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the uncertainty surrounding our ability to generate sufficient future taxable income to fully realize the deferred tax assets.  For the year end September 31, 2005, the valuation allowance increased by approximately $1,297,000.

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

We currently have five nonqualified stock option plans with 412,716 shares available for grant as of September 30, 2005. One of the plans expired on September 30, 2003, and options outstanding under that plan will remain outstanding until exercised or cancelled, but no new options will be issued under the plan. The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on that date. Options vest equally over a one or two year period from the date of grant or at 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from the date of grant. The options may vest earlier under certain circumstances, such as a change in control.

We also issued and have outstanding inducement options that were not issued pursuant to our stock option plans.  On March 22, 2004, we issued inducement stock options as an employment inducement to our Chief Executive Officer.  The inducement options were not issued pursuant to any stock option plan. The options vest over a twelve-month period and provide for the purchase of 75,000 shares of our Common Stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant.  During fiscal 2005 and 2004, we recognized approximately $22,200 and $51,700, respectively, in compensation expense for these options.

Stock option activity for the plans and the inducement grant for the years ended September 30 are summarized as follows (shares in thousands):

	Number of Options	Weighted Average Exercise price Per share
Balance, October 1, 2003	149	$13.95
Granted	115	1.74
Exercised	(19)	0.79
Canceled	(93)	14.66
Balance, September 30, 2004	152	$5.92
Granted	145	2.11
Exercised	(64)	1.50
Canceled	(85)	6.40
Balance, September 30, 2005	148	$3.84

At September 30, 2004 and 2005, approximately 49,000 and 39,000 options, respectively, were exercisable.

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 2005 is as follows:

Range of Exercise Price	Number Outstanding at September 30, 2005	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at September 30, 2005	Weighted Average Exercise Price
$0.73 – 1.00	5,000	$0.73	7.4	5,000	$0.73
1.01 – 2.00	53,750	1.62	8.9	8,750	1.74
2.01 – 5.00	85,375	2.34	9.4	21,625	2.34
5.01 – 50.00	2,700	27.47	1.3	2,700	27.47
100.01 – 200.00	593	125.00	1.0	593	125.00
201.01 – 283.75	460	278.86	1.6	460	278.86
$0.73 – 283.75	147,878	$3.84	8.9	39,128	$8.84

(8)                  Employee Benefit Plan

We sponsor a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 50% of their compensation, subject to certain limitations. We match 50% of employee contributions up to 4% of their compensation. We contributed $44,000 and $67,000 to the plan in fiscal 2005 and 2004, respectively.

(9)                  Concentrations of Credit Risk

At September 30, 2005, we had contracts with two customers that represented 78% of the total balance of net accounts receivable and revenue in excess of billings. Revenues from these and two other customers for the fiscal year ended September 30, 2005 totaled 72% (16%, 17%, 18% and 21%, respectively) of total revenue.  Revenues from these customers for the fiscal year ended September 30, 2004 totaled 67% (27%, 16%, 12% and 12%, respectively) of total revenue.  At September 30, 2004, these customers represented 67% (27%, 16%, 12% and 12%, respectively) of the total balance of net accounts receivable and revenue in excess of billings. Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones will be achieved during fiscal 2006 such that revenue in excess of billings for these customer contracts will begin to decline.

(10)           Litigation and Other Contingencies

On June 26, 2002, two of our shareholders, the Epner Family Limited Partnership and the Braverman Family Limited Partnership (“Claimants”), initiated arbitration proceedings against us.  They alleged that certain representations and warranties, which we made in connection with our acquisition of Cartotech, Inc., in June 1998, were false because our financial condition allegedly was worse than depicted in our financial statements for 1997 and the unaudited reports for the first two quarters of fiscal 1998.   In December 2003, an American Arbitration Association panel ruled in our favor, awarding zero damages to the Claimants and ordering each side to bear its own attorneys’ fees.  The Claimants also filed suit against four of our former officers for alleged violation of Texas and Indiana securities laws in connection with our acquisition of Cartotech.  The case was dismissed on January 30, 2004.  Our insurer reimbursed $1.8 million of the defense costs, which totaled approximately $2.1 million.

In November 2005, we received an alias summons notifying us that we have been named as a party to a suit filed by Sycamore Springs Homeowners Association.  The summons names the developer of the Sycamore Springs neighborhood as well as other firms that may have rendered professional services during the development of the neighborhood.  The claimants allege that the services of Mid-States Engineering, which was a subsidiary of MSE Corporation when we acquired MSE in 1997, affected the drainage system of Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003.  The summons does not quantify the amount of damages that are being sought nor the period that the alleged wrongful actions occurred.  We sold Mid-States Engineering on September 30, 1999.   We believe that we have been wrongfully named in the suit and we are diligently pursuing dismissal without prejudice.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

(11)           Accrued payroll and related benefits

Our accrued payroll and related benefits at September 30 are summarized as follows (in thousands).

	2005	2004
Accrued payroll	$426	$358
Accrued health benefits	109	130
Accrued vacation	152	190
Accrued payroll and related benefits	$687	$678

(12)           Segment Information

We historically evaluated operations and made key strategic and resource decisions based on operating results of our individual production centers.  Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings.  Recent management changes and realignment of organization structure have altered the business pursuit and decision making process such that traditional segment reporting is no longer meaningful.  Accordingly, segment information is no longer being presented.

(13)           Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published revisions to SFAS No. 123.  The revised SFAS No. 123 (“SFAS No. 123R”) requires companies to account for share-based payment transactions using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS No. 123.  SFAS No. 123R is effective for all small business public entities as of the beginning of the first interim or annual reporting period for fiscal years beginning after December 15, 2005.  We are currently evaluating the impact on our financial condition and the results of operations.  We currently elect the disclosure-only provisions of Statement SFAS No. 123R.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This statement is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements.

(14)           Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2005, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period.  If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to restrict capital and operating expenditures to match available resources or seek additional financing, which may be available only at unfavorable interest rates or not available at all.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. Financial steps included restructuring our bank debt through the issuance of preferred stock and convertible debt, subsequent collection of the federal income tax refund and sale of non-core assets. Operational steps included the consolidation of production services to two solution centers, reduction of corporate and non-core spending activities, outsourcing certain components of projects, and deploying new sales and marketing team.  In fiscal 2004, we retired 84% of our preferred stock for 12% of its redemption value and accrued dividends.  We also restructured our convertible debt by issuing the Restructured Note to cure an event of default and reduced the total interest payable thereon.  Further, the conversion of the Restructured Note in November 2004 eliminated debt totaling approximately $1,786,000.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.  We are pursuing alternative business strategies designed to diversify our operations and the risks thereon.  We are seeking business lines that have a shorter sales cycle and higher margins than is produced by our current business endeavors.  In December 2005, we engaged a consulting firm to assist in identifying and pursuing such endeavors, with a particular focus on the oil and gas energy sector, including exploration and production.  We will also evaluate other sectors that present attractive opportunities for our shareholders.  While, there is no assurance that we can identify such business strategies and execute our entrance to such markets in a timely manner, we believe that these efforts, with our continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

(15)          Subsequent Events

Effective October 7, 2005, ASI entered into a Management and Consulting Agreement with Wind Lake Solutions, Inc., a Wisconsin corporation, (“WLS”).  WLS’s authority and responsibility, as consultant, is to provide personnel, project, and facility management services to the Wisconsin operation of ASI. The term of the Agreement shall continue for a period of one year and contains one additional year renewal option upon the written consent of both parties. WLS shall have the exclusive right to purchase the assets of the business on or after April 1, 2006 through the term of the Agreement.  The agreement may be terminated by either party upon 90 days written notice.

Effective December 7, 2005, ASI engaged Pluris Partners, Inc. to facilitate the expansion of ASI’s service offering into the energy sector.  ASI has assigned Pluris with several specific objectives, including the pursuit of opportunities in the exploration and production sector.

Effective December 2, 2005, Brian Morrow resigned as president and chief operating officer to pursue other opportunities. Mr. Morrow joined the Company on June 9, 2005.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

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

Item 8a. Statement on Disclosure Controls and Procedures

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 9. Directors and Executive Officers of the Registrant

Directors

The following lists the directors of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”), their ages, and a description of their business experience and positions held. The Board consists of four directors. Directors are elected to a one-year term. The date the present term of office expires for each director is the date of the Annual Meeting of our shareholders or until successors are elected and qualified.

R. Thomas Roddy, 65, has served as one of our directors and as Chairman of the Board since December 20, 2004.  Mr. Roddy is the chairman of San Antonio, Texas- based Lone Star Capital Bank and is former president of NASDAQ-listed Benson Financial Corp.  His term as a board member of the San Antonio Branch of the Federal Reserve Bank of Dallas was completed on December 31, 2004.  Mr. Roddy is an independent outside director and also serves on the audit committee.

Edward P. Gistaro, 70, has served as one of our directors since December 13, 2004, and as our Chairman of the Audit Committee of the Board since December 20, 2004.  Mr. Gistaro served as the chairman and CEO of Docucon, Inc., a now-privately held document-imaging company. In 1973, Mr. Gistaro joined Datapoint Corporation as VP of Marketing. During his tenure at Datapoint, he held various management positions, including CEO, CFO, President and chief operating officer. While at Datapoint, Mr. Gistaro negotiated and executed more than $250 million in acquisition and financing transactions, and took the company from a $350 million company to a $600 million company, at which time Datapoint Corporation became a Fortune 500 company. He brings valuable operating, financial and M&A expertise to the Company. Mr. Gistaro is an independent outside director, and serves on the audit committee.

Rad Weaver, 30, was appointed as a director of the Company in August 2005.  Mr. Weaver has served as an investment analyst with McCombs Enterprises in San Antonio Texas, since March 2000, participating in the asset allocation of its equity portfolio.  Mr. Weaver is also a director of privately held Media Excel, Agilight, and Wholesale Clicks, Inc.  Mr. Weaver holds a BBA from the University of Texas at Austin.  Mr. Weaver is an independent director and a member of the Audit Committee.

Lori A. Jones, 48, has served as a director and Chief Executive Officer of the Company since December 2004.  Ms. Jones served as the Company’s Chief Financial Officer from January 2003 until December 2004.  From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company. From May 2000 to March 2001, Ms. Jones served as the chief financial officer of Worldmerc Incorporated. From January 1999 to May 2000, Ms. Jones was the chief financial officer of Billserv Inc., an electronic billing presentation and payment service company. From May 1990 to December 1998, Ms. Jones served in various capacities, including chief financial officer, at Docucon, Inc., a document imaging services company.  Ms. Jones is a C.P.A. and holds a M.B.A. from the University of Texas at San Antonio.

Executive Officers

Information concerning Ms. Jones, our chief executive officer, appears under the heading “Directors” above.

Audit Committee

Mr. Gistaro has served as chairman and Mr. Roddy has served as a member of the Audit Committee since their appointments to the Board in December 2004.  Mr. Weaver was appointed to the Audit Committee on August 15, 2005.  The Board has determined that both Mr. Roddy and Mr. Gistaro are audit committee financial experts as described in Item 401(h) of Regulation S-K.

Prior to December 2004, Mr. Christopher Illick served as Chairman of the Audit Committee.  Mssrs. Livingston Kosberg and Christopher Dean served as members of the Audit Committee until their resignations in December 2004, which were effected by the relinquishment of control of the Board of Directors of Tonga.  See Note 3.

The primary purposes of the Audit Committee, which met four times in fiscal 2005, are to recommend the appointment of the Company’s independent accountants; review the scope and results of the audit plans of the independent accountants; oversee the scope and adequacy of the Company’s internal accounting control and record-keeping systems; review non-audit services to be performed by the independent accountants; and determine the appropriateness of fees for audit and non-audit services performed by the independent accountants.

In this context, the Audit Committee has met and held discussions with management and the independent auditors.  Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm.  The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees), as amended, including the quality and acceptability of the Company’s financial reporting process and controls.

The Audit Committee has discussed with the Company’s independent auditors the overall scope and plans for their respective audit.  The Audit Committee meets at least annually with the independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of the Company’s internal controls and the overall quality of the Company’s accounting principles.

In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from the Company and its management, including the matters in the written disclosures required by the Independence Standard Boards Standard No. 1 (Independence Discussions with Audit Committees) and also considered whether the provision of any non-audit services included below under “Principal Accountant Fees and Service” is compatible with maintaining their independence.

In performing all of these functions, the Audit Committee acts only in an oversight capacity and necessarily relies on the work and assurances of the Company’s management and independent auditors, which, in their report, express an opinion on the conformity of the Company’s annual financial statements to accounting principles generally accepted in the United States.  In reliance on the reviews and discussions referred to in this Report and in light of its role and responsibilities, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements of the Company for the two years ended September 30, 2005 be included for filing with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005.

By the Audit Committee

   Ed Gistaro

   Tom Roddy

   Rad Weaver

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10 percent of our common stock (“Common Stock”), to file with the Securities and Exchange Commission reports of ownership and changes of ownership of our Common Stock.

To our knowledge, based solely on review of the copies of such reports furnished us during fiscal 2005 all such filing requirements were met.

Code of Ethics

In July 2003 we adopted a code of ethics which our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization and which may be found on our website at www.anlt.com.  We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

Item 10. Executive Compensation

Executive Officers

This table sets forth a summary of certain information regarding the compensation of our Chief Executive Officer and the other executive officers whose salary and bonus exceeded $100,000 during fiscal 2005 (the “named executive officers”) for the fiscal years ended September 30, 2005, 2004, and 2003.

Name and Title	Year	Annual Compensation			Long Term Compensation Awards	All Other Compensation (3)
		Salary	Bonus	Other Annual Compensation (1)	Stock Options(2)
		$	$	$	(#)	$
Lori A. Jones(4) President and Chief Executive Officer	2005	175,000	60,000	—	40,000	2,054
	2004	142,981	—	—	—	2,860
	2003	88,269	3,500	—	25,000	1,558

Brian Morrow(5) Chief Operating Officer
	2005	49,038	—	—	30,000	5,985
	2004	—	—	—	—	—

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

(3)                        Other compensation includes employer’s matching contributions to the 401(k) Incentive Savings Plan and relocation.

(4)                        Ms. Jones joined ASI on January 24, 2003. Accordingly, fiscal 2003 compensation information included in the table represents only compensation from that date through September 30, 2003.

(5)                        Mr. Morrow’s annual compensation is $170,000. Mr. Morrow joined ASI as an executive officer on June 5, 2005.  Accordingly, compensation information included in the table represents only compensation from that date through September 30, 2005.  Mr. Morrow resigned as President and Chief Operating Officer effective December 2, 2005.

Options/SAR Grants in Last Fiscal Year

This table sets forth certain information with respect to grants we made of stock options to our named executive officers during fiscal 2005.  No stock appreciation rights (“SARs”) were granted to the named executive officers during fiscal 2005.

	Number of Securities Underlying Options	Percent of Total Options to Employees In Fiscal	Exercise Price	Expiration	Potential Realizable Value(2) at Assumed Annual Rates of Stock Appreciation for Option Term
Name	Granted(1)	Year	($/sh)	Date	5% ($)	10% ($)
Lori A. Jones	40,000	40.00%	2.30	03/12/15	57,858	146,624
Brian Morrow	30,000	30.00%	1.65	06/23/15	31,130	78,890

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

This table provides certain information regarding the number and value of unexercised stock options at September 30, 2005.  As of that date, no SARs were outstanding.

Name	Shares acquired on exercise (#)	Value ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value ($) of Unexercised In-the- Money Options at Fiscal Year End
			Exercisable	Unexercisabe	Exercisable	Unexercisable

Lori A. Jones	—	—	20,000	30,000	3,200	—
Brian Morrow	—	—	—	30,000	—	—

(1)                         The value of the unexercised in-the-money options is calculated using the closing bid price of our Common Stock on September 30, 2005, at $1.36 per share. Amounts reflected are based on the assumed value minus the exercise price and do not indicate actual sales or proceeds.

Compensation of Directors

In fiscal 2005, director compensation was adjusted in order to attract new directors and provide compensation for attendance at more frequent meetings.  Effective January 2005, non-employee directors of the Company are entitled to receive quarterly cash compensation of $5,000 for attendance at Board and Committee meetings.  Committee chairmen and the Chairman of the Company are entitled to receive additional quarterly cash compensation of $1,250 for service as chairman.  Directors who are also employees of the Company do not receive any additional compensation for their service on the Board.  The Board grants to each newly appointed director, on a one-time basis, options to purchase a total of 15,000 shares of Common Stock at an exercise price equal to the fair market value at the date of grant.  Each of Messrs. Roddy, Gistaro, and Weaver were granted options to purchase 15,000 shares of Common Stock in fiscal 2005.  Directors who are also employees do not receive any additional compensation for their service on the Board of Directors.

All options vest at the end of each of four six-month periods equally.

Employment Contracts

Chief Executive Officer

The Board appointed Lori Jones as Chief Executive Officer on December 20, 2004.  Ms. Jones had served as the Company’s Chief Financial Officer since January 2003 (see “Chief Financial Officer”).  Ms. Jones’ employment contract, which is effective April 1, 2005, provides for a base salary of $175,000 and bonus compensation of $50,000 for the achievement of certain corporate goals.  Upon termination of Ms. Jones’ employment without “cause” or if she resigns her employment for “good reason,” (as defined, which includes a termination of employment in connection with a change of control), Ms. Jones will continue to receive salary for a period of twelve months.  If Ms. Jones is terminated by the Company for “cause” (as defined) or if she terminates her employment voluntarily, she will not be entitled to receive severance pay.

Chief Financial Officer

Effective January 24, 2003, the Company entered into an employment agreement with Ms. Jones, providing for a base salary of $135,000. Her base salary was increased to $175,000 by a letter amendment in August 2004.  The employment agreement expired on March 31, 2005, and was amended to reflect her position as Chief Executive Officer. Pursuant to an amendment dated November 26, 2003, Ms. Jones was entitled to receive a $60,000 bonus payment upon the achievement of agreed-upon performance objectives for fiscal 2004.  The bonus payment was paid in January 2005.  Ms. Jones also participates in any and all plans that are maintained for the benefit of the Company executives or employees in general.

The position of Chief Financial Officer remains open as December 23, 2005.

President and Chief Operating Officer

Effective June 5, 2005, Brian Morrow was employed as President and Chief Operating Officer.  The Company entered into an employment agreement with Mr. Morrow, which provides for a base salary of $170,000, plus a $10,000 relocation allowance.  Mr. Morrow is entitled to participate in a bonus plan under which he may receive up to $30,000, depending on whether agreed-upon performance objectives for fiscal 2005 are satisfied. Mr. Morrow also participates in any and all plans that are maintained for the benefit of the Company executives or employees in general.  Upon termination of Mr. Morrow’s employment without “cause” (as defined), Mr. Morrow will continue to receive salary and benefits for six months.  Mr. Morrow resigned effective December 2, 2005.  The Company is not obligated to make severance payments to Mr. Morrow, and accordingly no payments will be made.  Ms. Jones assumed his duties.

Report of the Compensation Committee

The compensation committee follows established rationale and policies for compensating our executive officers.  The compensation committee evaluates the compensation packages of our chief executive officer and all of our other executive officers on an annual basis or at the end of a contract term.  The committee utilizes salary surveys and statistics to ensure compensation is commensurate for the office held and the size of the business.  Base salaries are also negotiated after giving consideration to the risks and responsibilities pertaining to the individual as a public company officer.  Bonus plans are included in the compensation package, but generally include only discretionary payments that are awarded based on company performance, which include achievement of revenue, profits, or achievement of qualitative rather than quantitative milestones, such as a successful solution to corporate challenges such as a successful negotiation or the settlement of litigation.  The following report of the compensation committee describes these policies and rationales with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2005.

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

Employment Agreements. The executive officers were employed pursuant to written employment agreements during fiscal 2005 and 2004. The compensation committee has considered the advisability of using employment or letter agreements and has determined that it is in our best interests because it permits us to achieve our desired goals of motivating and retaining the best possible executive talent. Each employment agreement or letter agreement separately reflects the terms that the compensation committee felt were appropriate and/or necessary to recruit and retain the services of the particular executive officer, within the framework of our compensation policies.

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

Base Salary.  The salaries paid to the executive officers in fiscal 2005 were based on the terms of their employment agreements or letter agreements and are set forth in the summary compensation table.

Bonuses.  The executive officers are entitled to annual bonuses based upon the terms of their employment agreements (see “Employment Contracts” above) and discretionary bonuses based on their respective performance.   In fiscal 2005, Ms. Jones received $60,000 bonus compensation pursuant to the November 2003 amendment to her employment contract as Chief Financial Officer.

Stock Option Plans. We have the Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan, the Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, the Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and the Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and the Analytical Surveys, Inc. 2003 Non-Qualified Stock Option Plan, as amended and supplemented. The Analytical Surveys, Inc. 1993 Non-Qualified Stock Option Plan expired on September 30, 2003. The 7,301 options outstanding under the plan will expire between June 2007 and August 2013 unless otherwise forfeited, cancelled or exercised. The option plans are long-term incentive plans for employees and are intended to align shareholder and employee interests by establishing a direct link between long-term rewards and the value of our Common Stock. The compensation committee believes that long-term stock incentives for executive officers and employees are an important factor in retaining valued employees. Because the value of an option bears a direct relationship to our Common Stock price, the compensation committee believes that options motivate officers and employees to manage the Company in a manner that will benefit all shareholders.

The options granted to the executive officers in fiscal 2005 were made in accordance with the terms of their employment agreements (see “Employment Contracts “) or at the discretion of the Board.  Information with respect to option grants in fiscal 2005 and 2004 to the executive officers is set forth in the Option Grants Table.  The compensation committee views stock option grants as important components of our long-term, performance-based compensation philosophy.

CEO Compensation. The compensation paid to Mrs. Jones during fiscal 2005 was based upon the terms of her employment agreement that was dated January 20, 2003, and amended on November 26, 2003 and which expired on March 31, 2005, continued by a new employment agreement dated April 1, 2005. Such agreement is described under “Employment Contracts.  Ms. Jones’ base salary is designed to be competitive with salary levels of chief executive officers of similar companies that compete with us for executive talent and to be reflective of her performance and contribution to ASI.

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

By the Compensation Committee

   Ed Gistaro

   Tom Roddy

   Rad Weaver

PERFORMANCE GRAPH

The following graph compares the cumulative total return on our Common Stock with the index of the cumulative total return for the NASDAQ Stock Market (U.S.) (“Total U.S.”) and the index of the NASDAQ Computer and Data Processing Services Stocks (“DP&S”). The graph assumes that $100 was invested on October 1, 2000, and that all dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG ANALYTICAL SURVEYS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

* $100 invested on 9/30/00 in stock or index- including reinvestment of dividends. Fiscal year ending September 30.

The following data points were used in constructing the performance graph:

	Cumulative Total Return
	9/00	9/01	9/02	9/03	9/04	9/05
ANALYTICAL SURVEYS, INC.	100.00	34.50	10.00	7.55	6.35	6.80
NASDAQ STOCK MARKET (U.S.)	100.00	41.00	33.00	50.54	53.30	59.63
NASDAQ COMPUTER & DATA PROCESSING	100.00	40.23	32.00	47.35	51.59	57.05

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the shares of our Common Stock (the only outstanding class of voting securities) owned of record and beneficially as of December 5, 2005, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of our Common Stock, (ii) each director and named executive officer, and (iii) all directors and executive officers as a group: (Except as otherwise noted in the table, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable, and the address of each shareholder is c/o Analytical Surveys, Inc., 9725 Datapoint Drive, Suite 300B, San Antonio, Texas 78229.)

	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Edward P. Gistaro (2)*	7,500	**
Lori A. Jones (3) *	27,840	1%
Thomas P. Roddy (2)*	7,500	**
Rad Weaver *	—	**

All directors and executive officers as a group (4 persons) (4)	42,840	1%

*                                      Director

**                               Less than 1%

(1)                               All persons have sole voting and investment power with respect to their shares.  All amounts shown in this column include shares obtainable upon exercise of stock options currently exercisable or exercisable within 60 days of the date of this table.

(2)                               Includes 7,500 shares of Common Stock underlying options that are exercisable within 60 days of December 5, 2005.

(3)                               Includes 20,000 shares of Common Stock underlying options that are exercisable within 60 days of December 5, 2005.

(4)                               Includes 35,000 shares of Common Stock underlying options that are exercisable within 60 days of December 5, 2005.

Change in Control

On April 2, 2002, Tonga invested $2.0 million in ASI in exchange for the issuance of a senior secured convertible promissory note in the principal amount of $2.0 million (the “Old Note”) and the issuance of a Warrant to purchase 500,000 (subject to adjustment) shares of our Common Stock and the right to appoint a majority of our Board of Directors (the “Change in Control Transaction”). The note was convertible at any time into Common Stock, and the Warrant was exercisable at any time through April 2, 2007.  In addition, as part of the transaction, for a period of three years from the date of the note (until April 2, 2005) Tonga received the right to appoint a majority of our Board of Directors.  Accordingly, all three outside directors were Tonga appointees.  The right to appoint directors arose solely from the provisions of the note and not from Tonga’s ownership of our Common Stock.  The source of the $2.0 million that Tonga invested in ASI was available cash.

In November 2003, Tonga converted $300,000 in principal amount of the Old Note and received 261,458 shares of our Common Stock and a $1.7 million note (“Second Note”) bearing the same terms. On June 30, 2004, we restructured the Second Note to cure an event of default (the “Restructured Note”).  On November 10, 2004, Tonga converted the Restructured Note and accrued interest into shares of our Common Stock.  As provided by the terms of the Restructured Note, the conversion price was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to the conversion date.  Accordingly, we issued 1,701,349 shares at the conversion price of $1.05 per share.  The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522.  Tonga owned 67% of our outstanding shares immediately after the conversion.  According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004.  Tonga simultaneously relinquished its right to appoint directors, which resulted in the appointment of new independent directors and relinquishment of Tonga’s control.

Equity Compensation Plan Information

The following table gives information about equity awards under our equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	122,303	$4.07	353,291
Equity compensation plans not approved by security holders	25,575	$2.70	59,425
Total	147,878	$3.83	412,716

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

Term.  The 2000 Recruitment Plan expires on September 8, 2010.

Inducement Option

In March 2004, the Board of Directors issued an inducement option to Mr. Wayne Fuquay as an inducement to employment as our Chief Executive Officer (“Inducement Option”).  Pursuant to applicable law, the Inducement Option has not been approved by our shareholders.  The Inducement Option was a one-time, non-recurring grant that was approved by a committee appointed by the Board of Directors.

Number of Shares Subject to the Inducement Option.  The Inducement Option granted options relating to an aggregate of 75,000 shares of our Common Stock.

Terms of Options.  The options granted under the Inducement Option were nonqualified stock options and carried an exercise price of $1.50, which was below the fair market value of our Common Stock on the date the options were granted.  The options were not exercisable later than the tenth anniversary of the grant date, and, in the event that Mr. Fuquay’s employment is terminated for any reason other than death, the options would be exercisable no later than ninety days after such termination occurs.

Vesting and Acceleration.   The options granted under the Inducement Option were scheduled to vest on March 22, 2005.   The Option originally provided for the purchase of 75,000 shares of common stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant.  Upon his resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, with a market value of $1.93 per share, and cancelled his right to purchase the remaining 18,750 shares.  The intrinsic value of the vested shares totaled approximately $24,000. Mr. Fuquay exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our common stock.

Deduction to ASI.  We are entitled to an income tax deduction equal to the amount of ordinary income recognized by Mr. Fuquay.  The deduction generally will be allowed for our taxable year in which occurs the last day of the calendar year in which the participant recognizes ordinary income.

Term.  The Inducement Option, had it not been exercised, would have expired on March 22, 2014.

Item 12. Certain Relationships and Related Party Transactions.

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

Item 13. Exhibits

(a)	(1)	Financial Statements

Included in Part II of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, September 30, 2005 and 2004

Consolidated Statements of Operations, Years Ended September 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity, Years Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows, Years Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements, September 30, 2005 and 2004

	(2)	Exhibits

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

10.9	Employment Agreement dated April 1, 2005, by and between Analytical Surveys, Inc. and Lori Jones (incorporated by reference to Exhibit 10.8 to ASI’s Current Report on Form 8-K dated June 28, 2005).

10.10	Employment Agreement dated June 5, 2005, by and between Analytical Surveys, Inc. and Brian Morrow (incorporated by reference to Exhibit 10.8 to ASI’s Current Report on Form 8-K dated June 28, 2005).

10.11

Management and Consulting Agreement dated October 7, 2005, by and between Analytical Surveys, Inc. and Wind Lake Solutions, Inc. (incorporated by reference to Exhibit 10.8 to ASI’s Current Report on Form 8-K dated October 13, 2005).

10.12

Consulting Agreement dated December 7, 2005, by and between Analytical Surveys, Inc. and Pluris Partners, Inc. (incorporated by reference to Exhibit 10.8 to ASI’s Current Report on Form 8-K dated December 13, 2005).

11.1	Statement Regarding Computation of Per Share Earnings

14.1	Code of Ethics (incorporated by reference to ASI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

16.0	Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16 to ASI’s Current Report on Form 8-K dated August 13, 2004).

23.1	*Consent of Pannell Kerr Forster of Texas, P.C.

31.1	*Section 302 Certification of Chief Executive Officer

31.2	*Section 302 Certification of Chief Accounting Officer

32.1	*Section 906 Certification of Chief Executive Officer

32.2	*Section 906 Certification of Chief Accounting Officer

*Filed herein

Item 14. Principal Accountant Fees and Services.

(a)                      Audit Fees.

As of December 10, 2005, audit fees billed by Pannell Kerr Forster of Texas, P.C. for the audit of our annual financial statements for the fiscal year ended September 30, 2005 and 2004, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for these years were $134,308 and $46,633, respectively.

The aggregate fees billed for professional services rendered by KPMG LLP for the review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2004, was $30,000.

(b)                      Audit-Related Fees.

The aggregate fees billed for professional services rendered by Pannell Kerr Forster of Texas, P.C., for assurance and related services in each of the fiscal years ended September 30, 2005 and September 30, 2004 were $15,551 and $0, respectively.  The aggregate fees billed for professional services rendered by KPMG LLP for assurance and related services in each of the fiscal years ended September 30, 2005 and September 30, 2004 were $0 and $182,222, respectively.

(c)                      Tax Fees

The aggregate fees billed for professional services rendered by Pannell Kerr Forster of Texas, P.C. for tax compliance, tax advice, and tax planning in each of the fiscal years ended September 30, 2005 and September 30, 2004, were $19,248 and $0, respectively.  Tax fees in fiscal 2005 were incurred for preparation of our federal and state income tax returns as well as for a review of Internal Revenue Code Section 382 rules related to a proposed transaction and Puerto Rican tax compliance services.

(d)                      All Other Fees.

There were no other fees billed in either of the fiscal years ended September 30, 2005 or September 30, 2004 for services rendered by Pannell Kerr Forster of Texas, P.C. or by KPMG LLP not reportable as Audit Fees, Audit-Related Fees or Tax Fees.

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

Analytical Surveys, Inc.

By:	/s/ Lori A. Jones	Date: December 27, 2005
Lori A. Jones
Chief Executive Officer

By:	/s/ Barry Golko	Date: December 27, 2005
Barry Golko
Chief Accounting Officer

By:	/s/ R. Thomas Roddy	Date: December 27, 2005
R. Thomas Roddy
Chairman of the Board

By:	/s/ Edward P. Gistaro	Date: December 27, 2005
Edward P. Gistaro
Director

By:	/s/ Rad Weaver	Date: December 27, 2005
Rad Weaver
Director