Form 10QSB
period 2005-12-31
ANALYTICAL SURVEYS INC
filed 2006-02-14
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES  ☐  NO  ☒

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 5, 2006, WAS 3,262,272.

Part I

Financial Information

Item 1.  Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$328	$622
Accounts receivable, net of allowance for doubtful accounts of $50 at December 31, 2005 and September 30, 2005	1,223	1,529
Revenue earned in excess of billings	1,707	1,612
Prepaid expenses and other	68	81
Total current assets	3,326	3,844
Equipment and leasehold improvements, at cost:
Equipment	3,967	3,979
Furniture and fixtures	363	363
Leasehold improvements	75	75
	4,405	4,417
Less accumulated depreciation and amortization	(4,252)	(4,249)
Net equipment and leasehold improvements	153	168
Total assets	$3,479	$4,012
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$19	$17
Billings in excess of revenue earned	357	425
Accounts payable	241	289
Accrued liabilities	565	688
Accrued payroll and related benefits	423	687
Redeemable preferred stock – current portion, no par value, authorized 2,500 shares; 166 shares issued and outstanding at December 31, 2005 (liquidation value $299)	259	—
Total current liabilities	1,864	2,106
Long-term debt:
Capital lease obligations less current portion	29	30
Redeemable preferred stock, no par value; authorized 2,500 shares; 166 shares issued and outstanding at September 30, 2005 (liquidation value $266)	—	247
Total long-term liabilities	29	277
Total liabilities	1,893	2,383
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares; 2,869 shares issued and outstanding at December 31, 2005 and September 30, 2005	35,312	35,312
Accumulated deficit	(33,726)	(33,683)
Total stockholders’ equity	1,586	1,629
Total liabilities and stockholders’ equity	$3,479	$4,012

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31
	2005	2004

Revenues	$1,360	$2,028

Costs and expenses:
Salaries, wages and benefits	781	1,554
Subcontractor costs	139	378
Other general and administrative	452	436
Depreciation and amortization	21	55
Severance and related costs	—	67
Total operating costs	1,393	2,490
Loss from operations	(33)	(462)
Other income (expense):
Interest expense, net	(13)	(41)
Other income, net	3	12
Total other income (expense)	(10)	(29)
Loss before income taxes	(43)	(491)
Income taxes	—	—
Net loss available to common shareholders	$(43)	$(491)

Basic net loss per common share available to common shareholders	$(0.01)	$(0.25)

Diluted net loss per common share available to common shareholders	$(0.01)	$(0.25)

Weighted average common shares:
Basic	2,869	1,976
Diluted	2,869	1,976

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2005

(In thousands)

(Unaudited)

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity
Balances at September 30, 2005	2,869	$35,312	$(33,683)	$1,629
Net loss	—	—	(43)	(43)
Balances at December 31, 2005	2,869	$35,312	$(33,726)	$1,586

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(43)	$(491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21	55
Issuance of inducement stock options	—	22
Accretion of interest expense on preferred stock	12	20
Accretion of interest expense on convertible debt – related party	—	9
Change in fair value of derivative instrument or carrying value of premium on convertible debt – related party	—	(12)
Gain on disposal of assets	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	306	1,396
Revenue earned in excess of billings	(95)	377
Prepaid expenses and other	13	15
Billings in excess of revenue earned	(68)	(75)
Accounts payable and other accrued liabilities	(171)	(381)
Accrued payroll and related benefits	(264)	(105)
Net cash provided by (used in) operating activities	(292)	830

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6)	(5)
Proceeds from sale of assets	4	—
Net cash used in investing activities	(2)	(5)

Cash flows from financing activities:
Principal payments on long-term debt	—	(19)
Redemption of preferred stock	—	(129)
Proceeds from common stock issued pursuant to exercise of options	—	92
Net cash used in financing activities	—	(56)

Net increase (decrease) in cash	(294)	769

Cash and cash equivalents at beginning of period	622	867

Cash and cash equivalents at end of period	$328	$1,636

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1
Equipment acquired under capital leases	$1	$—
Non-cash financing activities:
Issuance of common stock pursuant to conversion of debt – related party	$—	$1,806
Accretion of interest on preferred stock	$12	$20

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

1.             Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-KSB for the year ended September 30, 2005, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements.  All such adjustments are of a normal recurring nature.  The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.  All amounts contained herein are presented in thousands unless indicated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2005, and continuing into fiscal 2006, we have experienced significant operating losses with corresponding reductions in working capital and stockholders’ equity, excluding the impact of debt forgiveness.  We do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period.  If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to restrict capital and operating expenditures to match available resources or seek additional financing, which if available, may be available only at unfavorable interest rates, if at all.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations.  The conversion of our senior secured convertible note into common stock in November 2004 reduced our debt by $1,696,000, eliminated future related interest expense and improved our debt to equity ratio.  During February 2006, we retired principally all of our debt when we issued 318,000 shares of our common stock in exchange for all outstanding shares of our Preferred Stock and dividends accrued thereon, eliminating the need to reserve cash to meet this obligation.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our executive, senior and middle management teams.  Ongoing viability as a business compels us to act swiftly and decisively regarding new business pursuits and, as such, we have engaged Pluris Partners, Inc., to facilitate the expansion of our business endeavors into the energy sector.

On December 30, 2005, we received notice from the NASDAQ Stock Market indicating we are not in compliance with one of NASDAQ’s requirements for continued listing because we do not have: (i) a minimum of $2,500,000 in stockholders’ equity as of September 30, 2005; (ii) at least $35,000,000 in market value of listed securities, or (iii) at least $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  NASDAQ requires compliance with one of the foregoing criteria for continued inclusion under NASDAQ Marketplace Rule 4310(c)(2)(B).  We have implemented a plan to regain compliance.  The issuance of 318,000 shares of our common stock in February 2006, in exchange for our Preferred Stock, which was classified as debt, increased our stockholders’ equity by approximately $300,000.  We are negotiating equity financings that, upon closing, may allow the Company to demonstrate compliance with NASDAQ’s stockholders’ equity test.  These equity placements are part of a long-term plan to expand our service offering into the energy sector.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Revenue Recognition.  We recognize revenue using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined, and these estimates are reevaluated monthly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At the end of each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of our contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized.  The percentage of completion is affected by many factors that influence either the estimate of future productivity or the production cost per hour used to determine future costs.  We recognize losses on contracts in the period such loss is determined.  Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

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

We granted inducement stock options (“Option”) to our former Chief Executive Officer (“CEO”) on March 22, 2004.  The Option was not issued pursuant to our stock option plans, and would have vested at the end of a twelve-month period.  The Option originally provided for the purchase of 75,000 shares of common stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant.  Upon his resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, with a market value of $1.93 per share, and cancelled his right to purchase the remaining 18,750 shares.  The intrinsic value of the vested shares totaled approximately $24,000.  Our former CEO exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our common stock.  Compensation expense for the three months ended December 31, 2004, included $22,173 related to the original grant of the Options as well as the remeasured value of the accelerated Options.

During the quarter ended December 31, 2005, 90,000 options were granted to members of our workforce as incentive to sustain project performance.  These options have an exercise price of $1.34 which was the market price of the underlying common stock on the date of grant.

Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended
	December 31,
	2005	2004
	(in thousands except
	per share earnings)
Net loss available to common shareholders as reported	$(43)	$(491)
Add: Stock-based employee compensation included in reported net loss	—	22
Less: Pro forma option expense	(6)	(30)
Pro forma net loss	$(49)	$(499)

Basic net loss per share, as reported	$(0.01)	$(0.25)
Less: Pro forma option expense	(0.01)	—
Pro forma basic net loss per share	$(0.02)	$(0.25)

Diluted net loss per share, as reported	$(0.01)	$(0.25)
Less: Pro forma option expense	(0.01)	—
Pro forma diluted net loss per share	$(0.02)	$(0.25)

2.                    Earnings Per Share

Basic net earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net earnings (loss) per share include the effects of the potential dilution of outstanding options and warrants determined using the treasury stock method, as well as convertible debt on our common stock, determined using the if-converted method. We do not present diluted net earnings (loss) per share for periods in which we incurred losses, as the effect of potentially dilutive shares is anti-dilutive.  Net earnings (loss) per share for the three-month periods ended December 31, 2005 and 2004 is provided below:

	Three Months Ended
	December 31,
	2005	2004
	(in thousands except
	per share earnings)
Basic
Net loss available to common shareholders	$(43)	$(491)
Weighted average shares	2,869	1,976
Net loss per share available to common shareholders	$(0.01)	$(0.25)
Diluted
Net loss available to common shareholders	$(43)	$(491)
Weighted average shares	2,869	1,976
Net loss per share available to common shareholders	$(0.01)	$(0.25)

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

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS 153”).  SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable.  SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005.  The implementation of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

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

4.                    Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows.

	December 31, 2005	September 30, 2005

Accrued payroll	$195	$426
Accrued health benefits	90	109
Accrued vacation	138	152
Accrued payroll and related benefits	$423	$687

5.                    Debt

The components of debt are summarized as follows.

	December 31, 2005	September 30, 2005

Long-Term Debt
Other debt and capital lease obligations	$48	$47
Redeemable preferred stock (See Note 6)	259	247
	307	294
Less current portion	(278)	(17)
	$29	$277

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Old Note”) and a warrant (“Warrant”) to purchase 500,000 of our common stock (“Common Stock”) to Tonga.  We used the proceeds to repay $700,000 to senior lenders, pay transaction expenses of approximately $95,000 and fund operations.

The Old Note, which carried a face value of $2.0 million, had a maturity date of April 2, 2005, and accrued interest on its face value at an annual rate of 5.00%.  Accrued interest was not payable in cash but was to be converted into Common Stock upon the Old Note’s voluntary conversion date or maturity.  We recorded the Old Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the Warrant and the conversion feature, respectively (“derivative features”), which were recorded as current liabilities.  This $336,000 current liability was increased or decreased to reflect the fair value of the derivatives at the end of each quarter.

On October 29, 2003, Tonga converted $300,000 in principal of the Old Note, and we issued 241,936 shares at a conversion price equal to $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003.  We also issued 19,522 shares at the same conversion price for $24,208 of accrued interest on the converted principal.  The Old Note was exchanged for the shares and a $1.7 million debenture (“Second Note”) bearing the same terms.  The carrying value of the Second Note was accreted to its face value as we recorded interest expense over its three-year term at an effective rate of interest of 12.5%.

On May 28, 2004, an event of default was triggered under the Second Note when our Registration Statement on Form S-3 filed with the SEC on December 30, 2003, to register shares of our Common Stock that were issued or are issuable pursuant to the Old Note, the Second Note, and the Warrant was not declared effective by the SEC.

On June 30, 2004, the event of default was cured when we restructured the Second Note.  The restructured $1.7 million senior secured convertible promissory note (the “Restructured Note”) bore interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003.  The principal amount of the Restructured Note, together with accrued and unpaid interest, was due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006.  Tonga retained the right to convert the Restructured Note for shares of our Common Stock at any time.  Tonga waived accrued interest on the Second Note through November 3, 2004, which totaled $134,000.  Tonga also waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant, and canceled the Warrant.

The carrying value of the Second Note immediately prior to execution of the Restructured Note was $1.616 million, which reflected the $1.7 million face value less the $84,000 unamortized discount.  Additionally, immediately prior to the execution of the Restructured Note, the fair value of the Warrant totaled approximately $67,000, and the fair value of the conversion feature of the Second Note totaled approximately $62,000.  As a result of the extended term of the Restructured Note, the estimated fair value of the conversion feature increased to approximately $119,000, which was recorded as a current liability.  We recorded the Restructured Note at $1.581 million, to be accreted to its face value at an effective interest rate of 12.14%.  This transaction resulted in a net decrease in total liabilities of approximately $180,000.  The decrease consisted of $134,000 of waived interest, the $68,000 fair value of the canceled Warrant, and a $35,000 decrease in the carrying value of the Restructured Note, offset by a $57,000 increase in the fair value of the conversion feature.  We recorded the $180,000 decrease in liabilities as a capital contribution pursuant to Staff Accounting Bulletin Topic 1:B.

The estimated fair value of the derivative feature of the Second Note totaled approximately $129,000 on September 7, 2004, when the SEC declared our amended Registration Statement on Form S-3/A effective.  Simultaneous to the effectiveness of the registration, the net cash settlement provisions in the Restructured Note that effected the derivative classification of the conversion feature were extinguished.  We revalued and reclassified the conversion feature as a conversion premium (“Premium”) with an estimated value of $129,000, which would be amortized to income over the remaining term of the Restructured Note.  During the first quarter of fiscal 2005, we recognized approximately $12,000 in other income as we amortized the premium through November 11, 2004.  We received a notice of conversion dated November 10, 2004, from Tonga to convert the outstanding principal and accrued interest into our Common Stock at the conversion price set forth in the Restructured Note.  The conversion price was $1.05, and was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10, 2004.  The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522.  Tonga owned 67% of our outstanding shares immediately after the conversion.  According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004.

We were generally restricted from issuing additional equity securities without Tonga’s consent, and Tonga had a right of first refusal as to certain subsequent financings.  The Restructured Note was secured by all of our assets.  As part of the transaction, for a period of three years from the date of the Old Note, Tonga had the right to appoint a majority of our board of directors.  Tonga appointed three members to the Board and as a result, controlled ASI.   However, the conversion of the Restructured Note released all of our assets as collateral.  Upon Tonga’s disposal of its holdings of our Common Stock, Tonga relinquished its right to appoint directors.  In December 2004, we appointed two new independent directors in conjunction with the resignation of the three Tonga-appointed directors.  As a result, Tonga relinquished control of ASI.

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

At December 31, 2005, 166,435 shares of Preferred Stock were outstanding which are redeemable on or before December 28, 2006.  Until December 27, 2006, we were entitled to redeem these shares at $1.80 per share, or $299,583.  The Preferred Stock carried a mandatory redemption date of December 28, 2006 at $2.00 per share or $332,870.  On February 1, 2006, we exchanged 318,000 shares of Common Stock for all of the outstanding Preferred Stock and accrued dividends thereon (See Note 9).

The Preferred Stock earned a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.  Dividends were recorded as interest expense.  Accrued dividends at December 31, 2005 and 2004, totaled approximately $59,900 and $46,600, respectively.

The carrying value for the outstanding Preferred Stock was approximately $258,900 at December 31, 2005.  The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates.  The accretion of Preferred Stock is recorded as interest expense.  The fair market value was based on the present value of required cash flows using a discount rate of 80%.  We selected the discount rate based on discussions with third parties that factored in market conditions for similar securities, the current economic climate and our financial condition and performance.

7.                    Litigation

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

8.                    Concentration of Credit Risk

At December 31, 2005, we had multiple contracts with three customers, the aggregate of which accounted for 74% of our consolidated revenues during the three months ending December 31, 2005 (Worldwide Services, Inc, and Intergraph (“WWS”), 43%; AGL Resources, 17%; and MWH Americas, Inc., 14%).  One of these customers (WWS) accounted for 85% of our total accounts receivable at December 31, 2005.   At December 31, 2004, we had multiple contracts with four customers, the aggregate of which accounted for 71% of our consolidated revenues during the three months ending December 31, 2004 (WWS, 34%; Michigan Consolidated Gas Company (“MichCon”), 14%; British Telecommunications PLC (“BT”), 13%; and MWH Americas, Inc., 10%).  Two of these customers accounted for 87% of our total accounts receivable at December 31, 2004 (WWS, 77% and BT, 10%).  Billing terms are negotiated in a competitive environment and are based on reaching project milestones.  We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2006 such that the majority of revenue in excess of billings for these customer contracts will be collected.

9.                    Subsequent Events

On February 1, 2006, we issued 318,000 shares of our common stock in exchange for all outstanding shares and accrued dividends thereon of our Series A Redeemable Preferred Stock, which had a carrying value of approximately $259,000, a current redemption price of $299,583, plus accrued dividends totaling approximately $60,000.  The retirement of the Preferred Stock could have a material impact on our results for the second fiscal quarter of 2006.  Management is currently evaluating the financial statement impact of the effect of the transaction.

On February 10, 2006, we completed the placement of a new Series A Convertible Preferred Stock (“Convertible Preferred”) with gross aggregate proceeds of approximately $760,000.  The two-year Convertible Preferred may be converted into 598,425 shares of our common stock at fixed conversion price of $1.27, which was determined by applying a 10% discount to the 5-day trailing average closing price of ASI common stock of $1.41 as of the Nasdaq Stock Market close on

February 9, 2006.  The holders of the Convertible Preferred Stock received Class A warrants that entitle them to purchase up to 299,213 shares of our common stock at $1.34, or 101% of the closing bid price on February 10, 2006, and an equivalent number of Class B warrants that carry an exercise price of $1.49, or 112% of the closing bid price on February 10, 2006.  We also issued 98,425 Class A Warrants and 98,425 Class B Warrants to certain parties as a finder’s fee.  The warrants will be exercisable after six months from the date of closing until their expiration three years from the date of closing.  The securities issued in this transaction have not yet been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. We plan to file a registration statement to register the resale of the shares sold in the offering and the underlying warrants.  Proceeds will be used to fund the Company’s expansion into the energy market, including the purchase of rights in oil and gas prospects.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-QSB. THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-QSB, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “INTEND” AND “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY’S STRATEGY, FUTURE SALES, FUTURE EXPENSES, FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-QSB ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-QSB, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-QSB. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1. BUSINESS—”RISK FACTORS” AND ELSEWHERE IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB, WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT.  ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON THE COMPANY’S BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

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

Our independent auditors, Pannell Kerr Forster of Texas, P.C., issued a going concern qualification on our financial statements for the fiscal years ended September 30, 2005 and 2004.  The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, is based on the significant operating losses reported in fiscal 2005 and 2004, and a lack of external financing.

We experience yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period.    We have historically utilized offshore subcontractors for a large percentage of certain data entry production work to reduce production costs and develop new services, and we will continue to do so in fiscal 2006.  We do not have a long term contract with an offshore service provider, but we do not anticipate that we will encounter difficulty in obtaining such services in sufficient quantities and at acceptable prices.

Backlog increases when new contracts are signed and decreases as revenues are recognized.  As of December 31, 2005, our backlog was $2.9 million, $2.5 million of which we expect to earn during the remaining nine months of fiscal 2006.  Backlog totaled $4.0 million at September 30, 2005.   We believe backlog levels reflect changes specific to GIS industry market conditions, and lower demands for data conversion services.

We currently have two projects that have a contract value greater than $1 million or longer than one year in duration, which can increase risk due to inflation, as well as changes in customer expectations and funding availability.  Our contracts are generally terminable on short notice, and while we rarely experience such termination, there is no assurance that we will receive all of the revenue anticipated under signed contracts.

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

Our sales and marketing efforts have not been successful.  We have acquired three new customers with material contracts during the past two years, and the majority of our current contracts are ongoing services from past customers.  We reduced our staff in 2005 to meet the lower demands of our existing business, and we experienced additional loss of personnel in fiscal 2005 due to the uncertainty of the acquisition of new GIS contracts.  To address concern created by this loss of personnel on the part of our customers, partners, and employees, we engaged Wind Lake Solutions, Inc. (“WLS”), to manage our Wisconsin-based personnel in October 2005.  The WLS management team includes several professionals who have longstanding relationships with ASI and its customer base, including two individuals who successfully managed the Wisconsin office, or Intelligraphics, prior to its acquisition by ASI in December 1995.  We believe this strategy has stabilized our Wisconsin office and satisfied our customer’s concerns regarding our ability to provide consistent service to them.  We believe WLS’s long-term involvement is necessary to maintain stability in our Wisconsin office.  WLS’s management agreement (“Agreement”) carries a one-year term with a one-year renewal option.  Either party may terminate the Agreement upon 90 days written notice.  WLS has an exclusive option to purchase the Wisconsin-based operations during the term of the Agreement, which if exercised, may include a non-compete in the US-based utility market.

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

Effective December 2, 2005, Brian Morrow resigned as president and chief operating officer to pursue other opportunities.  Mr. Morrow joined the Company on June 9, 2005.  Our chief executive officer assumed Mr. Morrow’s duties.  We will seek additional executive team members appropriately as we expand our business as described in the preceding paragraph.

We currently employ approximately 70 full-time employees.  While we have reduced our legal and professional fees as we settled litigation against the Company and completed our obligations under the Restructured Note, we anticipate that our initiative into new business ventures and compliance with the requirements of Sarbanes-Oxley, if applicable, will require substantial financial and management resources and result in additional expenses.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended
	December 31,
	2005	2004
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%
Costs and expenses
Salaries, wages and related benefits	57.5	76.6
Subcontractor costs	10.2	18.6
Other general and administrative	33.3	21.5
Depreciation and amortization	1.5	2.7
Severance and related costs	0.0	3.3

Loss from operations	(2.5)	(22.7)

Other expense, net	(0.7)	(1.4)

Loss before income taxes	(3.2)	(24.1)
Provision for income taxes	—	—
Net loss available to common shareholders	(3.2)%	(24.1)%

Three Months Ended December 31, 2005 and 2004

Revenues.  We recognize revenues as services are performed. Our revenues decreased 32.9% for the three months ended December 31, 2005, and totaled $1,360,000 as compared to $2,028,000 for the same period in fiscal 2005, a decrease of approximately $668,000.  The decrease in revenues is due to a lower number of active contracts in the first quarter of 2006.  The level of new contract signings in recent fiscal years, including fiscal 2004 and 2005, was lower than in previous years and, as a result, revenues have decreased.  We believe this decrease in contract signings is attributable to lower demand and reduced spending levels for data conversion services specific to the GIS industry.

Salaries, Wages and Benefits.  Salaries, wages and benefits include employee compensation for production, marketing, selling, and administrative and executive employees. Salaries, wages and related benefits decreased $773,000 for the first quarter of fiscal 2006 as compared to the same quarter in fiscal 2005.  The decrease was a result of reductions in our workforce related to reduced revenue volume as well as a lower number of selling, general and administrative staff members.

Subcontractor Costs.  Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion and field survey services to meet contract requirements. The use of both domestic and offshore subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts.  Subcontractor costs decreased 63.1%, or $239,000, for the three months ended December 31, 2005, as compared to the same period ended December 31, 2004, due to the completion of several contracts in fiscal 2005 that have not been replaced with new contracts.

Other General and Administrative.  Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services.  Such costs increased slightly in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005, an increase of 3.7%.  Consulting fees associated with Wind Lakes Solutions, Inc., providing management services to our Wisconsin operations, primarily drove the increase.

Depreciation and Amortization.  Depreciation and amortization decreased $34,000 in the first three months of fiscal 2006 as compared to the same period in fiscal 2005 due to some equipment becoming fully depreciated.  The replacement cost on computer equipment is significantly lower than the replaced items.  Accordingly, depreciation and amortization expense has decreased in recent periods.

Severance and Related Costs.  We incurred severance expense of $67,000 in the quarter ended December 31, 2004, as compared to $0 for the fiscal 2006 quarter.  The expense in the fiscal 2005 quarter was incurred as a result of the termination of our Chief Executive Officer’s employment contract that provided for payment of the contract through March 21, 2005.

Interest Expense, Net.  We incurred interest expense totaling $13,000 in the quarter ending December 31, 2005, as compared to $41,000 in the quarter ending December 31, 2004. The decrease, which totaled $28,000, was a result of the lower levels of debt outstanding during the quarter ending December 31, 2005, effected by the conversion of the Restructured Note on November 16, 2004, and the mandatory redemption payment on Preferred Stock of $129,450 in December 2004, which redeemed 92,465 shares of Preferred Stock.

Other Income (Expense).  In fiscal 2005, other income or expense was principally a result of the change in fair value of the derivative features of the Second Note or Restructured Note, and subsequent to the reclassification of the derivative features, amortization of the Premium on the Restructured Note.  The Premium was amortized to other income until the conversion of the Restructured Note on November 10, 2004, and the unamortized balance was reclassified to stockholders’ equity.  Accordingly, we recorded other income totaling $12,000 for the three-month period ended December 31, 2004. For the three-month period ended December 31, 2005 we had $3,000 of other income primarily associated with disposal of assets.

Income Taxes.  Federal income tax expense for fiscal year 2006 is projected to be zero.  Accordingly, an effective federal income tax rate of 0% was recorded for the three months ended December 31, 2005.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three months ended December 31, 2005 and 2004.

Net Loss.  We recorded a net loss of $43,000 in the first quarter of fiscal 2006 as compared to a net loss of $491,000 in the same quarter of fiscal 2005.  The variance was principally due to lower revenues, salaries, wages, and benefits, subcontractor costs, as well as the absence of severance costs in fiscal 2006.

Liquidity and Capital Resources

Table of Contractual Obligations.  Below is a schedule (by period due) of the future payments that we are obligated to make over the next five years based on agreements in place as of December 31, 2005.

	Fiscal Year Ending September 30,
	2006	2007	2008	2009	2010	Total
Operating leases	$58	—	—	—	—	$58
Financing leases	18	24	19	—	—	61
Debt	—	—	—	—	—	—
Preferred stock redemption	—	300	—	—	—	300
Total	$76	324	19	—	—	$419

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings.  At December 31, 2005, related contractual obligations included Preferred Stock with a redemption value of approximately $299,000.  However, in February 2006, we retired that obligation when we issued 318,000 shares of Common Stock in exchange for all outstanding Preferred Stock and accrued dividends.  We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows.

	December 31, 2005	September 30, 2005

Long-Term Debt
Other debt and capital lease obligations	$48	$47
Redeemable preferred stock	259	247
	307	294
Less current portion	(278)	(17)
	$29	$277

On April 2, 2002, we completed the sale of a $2.0 million senior secured convertible note (“Old Note”) and a warrant (“Warrant”) to purchase 500,000 of our common stock (“Common Stock”) to Tonga.  We used the proceeds to repay $700,000 to senior lenders, pay transaction expenses of approximately $95,000 and fund operations.

The Old Note, which carried a face value of $2.0 million, had a maturity date of April 2, 2005, and accrued interest on its face value at an annual rate of 5.00%.  Accrued interest was not payable in cash but was to be converted into Common Stock upon the Old Note’s voluntary conversion date or maturity.  We recorded the Old Note at $1.664 million reflecting a discount after giving effect to the $200,000 and $136,000 estimated fair value of the Warrant and the conversion feature, respectively (“derivative features”), which were recorded as current liabilities.  This $336,000 current liability was increased or decreased to reflect the fair value of the derivatives at the end of each quarter.

On October 29, 2003, Tonga converted $300,000 in principal of the Old Note, and we issued 241,936 shares at a conversion price equal to $1.24, which represented 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to October 29, 2003.  We also issued 19,522 shares at the same conversion price for $24,208 of accrued interest on the converted principal.  The Old Note was exchanged for the shares and a $1.7 million debenture (“Second Note”) bearing the same terms.  The carrying value of the Second Note was accreted to its face value as we recorded interest expense over its three-year term at an effective rate of interest of 12.5%.

On May 28, 2004, an event of default was triggered under the Second Note when our Registration Statement on Form S-3 filed with the SEC on December 30, 2003, to register shares of our Common Stock that were issued or are issuable pursuant to the Old Note, the Second Note, and the Warrant was not declared effective by the SEC.

On June 30, 2004, the event of default was cured when we restructured the Second Note.  The restructured $1.7 million senior secured convertible promissory note (the “Restructured Note”) bore interest at a rate of 5% per annum with such interest accruing beginning on November 4, 2003.  The principal amount of the Restructured Note, together with accrued and unpaid interest, was due and payable at Tonga’s option in cash or shares of our Common Stock on January 2, 2006.  Tonga retained the right to convert the Restructured Note for shares of our Common Stock at any time.  Tonga waived accrued interest on the Second Note through November 3, 2004, which totaled $134,000.  Tonga also waived its rights to assess liquidated damages pursuant to the Second Note, relinquished its rights under the Warrant, and canceled the Warrant.

The carrying value of the Second Note immediately prior to execution of the Restructured Note was $1.616 million, which reflected the $1.7 million face value less the $84,000 unamortized discount.  Additionally, immediately prior to the execution of the Restructured Note, the fair value of the Warrant totaled approximately $67,000, and the fair value of the conversion feature of the Second Note totaled approximately $62,000.  As a result of the extended term of the Restructured Note, the estimated fair value of the conversion feature increased to approximately $119,000, which was recorded as a current liability.  We recorded the Restructured Note at $1.581 million, to be accreted to its face value at an effective interest rate of 12.14%.  This transaction resulted in a net decrease in total liabilities of approximately $180,000.  The decrease consisted of $134,000 of waived interest, the $68,000 fair value of the canceled Warrant, and a $35,000 decrease in the carrying value of the Restructured Note, offset by a $57,000 increase in the fair value of the conversion feature.  We recorded the $180,000 decrease in liabilities as a capital contribution pursuant to Staff Accounting Bulletin Topic 1:B.

The estimated fair value of the derivative feature of the Second Note totaled approximately $129,000 on September 7, 2004, when the SEC declared our amended Registration Statement on Form S-3/A effective.  Simultaneous to the effectiveness of the registration, the net cash settlement provisions in the Restructured Note that effected the derivative classification of the conversion feature were extinguished.  We revalued and reclassified the conversion feature as a conversion premium (“Premium”) with an estimated value of $129,000, which would be amortized to income over the remaining term of the Restructured Note.  During the first quarter of fiscal 2005, we recognized approximately $12,000 in other income as we amortized the premium through November 11, 2004.  We received a notice of conversion dated November 10, 2004, from Tonga to convert the outstanding principal and accrued interest into our Common Stock at the conversion price set forth in the Restructured Note.  The conversion price was $1.05, and was equal to 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10, 2004.  The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522.  Tonga owned 67% of our outstanding shares immediately after the conversion.  According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004.

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

At December 31, 2005, 166,435 shares of Preferred Stock were outstanding which are redeemable on or before December 28, 2006.  Until December 27, 2006, we were entitled to redeem these shares at $1.80 per share, or $299,583.  The Preferred Stock carried a mandatory redemption date of December 28, 2006 at $2.00 per share or $332,870.  On February 1, 2006, we exchanged 318,000 shares of Common Stock for all of the outstanding Preferred Stock and accrued dividends thereon.

The Preferred Stock earned a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation.  Dividends were recorded as interest expense.  Accrued dividends at December 31, 2005 and 2004, totaled approximately $59,900 and $46,600, respectively.

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

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations.  The conversion of our senior secured convertible note into common stock in November 2004 reduced our debt by $1,696,000, eliminated future related interest expense and improved our debt to equity ratio.  During February 2006 we retired principally all of our debt when we issued 318,000 shares of our common stock in exchange for all outstanding shares of our series A Redeemable Preferred Stock (“Preferred Stock”) and dividends accrued thereon, eliminating the need to reserve cash to meet this obligation.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our executive, senior and middle management teams.  Ongoing viability as a business compels us to act swiftly and decisively regarding new business pursuits and, as such, we have engaged Pluris Partners, Inc. to facilitate the expansion of our business endeavors into the energy sector.

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

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected.  At December 31, 2005, we had multiple contracts with three customers, the aggregate of which accounted for 74% of our consolidated revenues during the three months ending December 31, 2005 (Worldwide Services, Inc, and Intergraph (“WWS”), 43%; AGL Resources, 17%; and MWH Americas, Inc., 14%).  One of these customers (WWS) accounted for 85% of our total accounts receivable at December 31, 2005.   At December 31, 2004, we had multiple contracts with four customers, the aggregate of which accounted for 71% of our consolidated revenues during the three months ending December 31, 2004 (WWS, 34%; Michigan Consolidated Gas Company (“MichCon”), 14%; British Telecommunications PLC (“BT”), 13%; and MWH Americas, Inc., 10%).  Two of these customers accounted for 87% of our total accounts receivable at December 31, 2004 (WWS, 77% and BT, 10%).  Billing terms are negotiated in a competitive environment and, as stated above, are based on reaching project milestones.  We anticipate that sufficient billing milestones will be achieved during fiscal 2006 such that revenue in excess of billings for these customer contracts will decline.

In order to meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers.  To meet our short and long-term cash requirements, we must complete certain projects in fiscal 2006 and 2007 that are related to the balance of revenue earned in excess of billings at December 31, 2005, in order to generate sufficient cash flow to fund operations and expenditures.  We expect that we will be able to complete a majority of these contracts by December 31, 2006, but there can be no assurance that market conditions or other factors may prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate.  If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing and/or restrict capital and operating expenditures to match available resources.

On December 30, 2005, we received notice from the NASDAQ Stock Market indicating we are not in compliance with one of NASDAQ’s requirements for continued listing because we do not have: (i) a minimum of $2,500,000 in stockholders’ equity as of September 30, 2005; (ii) at least $35,000,000 in market value of listed securities, or (iii) at least $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  NASDAQ requires compliance with one of the foregoing criteria for continued inclusion under NASDAQ Marketplace Rule 4310(c)(2)(B).  We have implemented a plan to regain compliance by the issuance of 318,000 shares of our common stock in February 2006, in exchange for our Preferred Stock, which was classified as debt, increased our stockholders’ equity by approximately $300,000.

On February 10, 2006, we completed the placement of a new Series A Convertible Preferred Stock (“Convertible Preferred”) with aggregate gross proceeds of approximately $760,000.  The two-year Convertible Preferred, which bears interest at 7% annually, may be converted into 598,425 shares of our common stock at fixed conversion price of $1.27, which was determined by applying a 10% discount to the 5-day trailing average closing price of ASI common stock of $1.41 as of the NASDAQ Stock Market close on February 9, 2006.  We also issued warrants to purchase up to 795,276 shares of our common stock pursuant to this transaction.  We plan to file a registration statement to register the resale of the shares sold in the offering and the underlying warrants.  This equity placement is part of a long-term plan to expand our service offering into the energy sector.

We believe that these two separate transactions may allow the Company to demonstrate compliance with NASDAQ’s stockholders’ equity test.  NASDAQ is currently reviewing our plan to regain compliance with Marketplace Rule 4310(c)(2)(B).

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.  However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Our operating activities used $292,000 and provided $830,000 cash during the three months ended December 31, 2005 and 2004, respectively.  Contract-related accounts declined $143,000 and $1.7 million during the respective periods.  We reduced our accounts payable and accrued expense liabilities by $435,000 and $486,000 during the three months ended December 31, 2005 and 2004, respectively.

We purchased equipment and leasehold improvements totaling $6,000 and $5,000, during the three months ended December 31, 2005 and 2004.  We paid $129,450 in accordance with the mandatory redemption terms of our Preferred Stock and redeemed 92,465 shares in December 2004.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer have concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-13(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1.  Legal Proceedings.

Information regarding our legal proceedings can be found under Note 7, “Litigation”, to the Consolidated Financial Statements.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

On February 1, 2006, the Company issued 318,000 shares of its common stock (“Common Stock”) in exchange for all outstanding shares and accrued dividends thereon of its Series A Redeemable Preferred Stock, which had a current redemption price of $299,583 plus accrued dividends totaling approximately $60,000.  The Preferred Stock had a mandatory redemption date of December 28, 2006, at which time the redemption price increased to $332,872.  The transaction qualifies under Section 3(a)(9) of the Securities Act of 1933, and under Rule 144(d)(3)(ii) and Rule 144(k).  The exchange was executed in order to increase the Company’s stockholders’ equity to regain compliance with Nasdaq regulations.  The Preferred Stock was sold by the original holder to the exchanging holder, whose holding period in the Preferred Stock tacks to the original holder’s holding period in such shares.  Under section 3(a)(9), the exchanging holders’ holding period in the Preferred Stock tacks to the holding period in the Common Stock received in the exchange.  None of the parties are affiliates of the Company within the meaning of Rule 144.

On February 2, 2006, the Company issued 75,000 shares of Common Stock to the principal of Pluris Partners pursuant to the Consulting Agreement dated December 7, 2005.  The Common Stock carries piggyback registration rights.  The purchaser is an accredited investor, and as a result, this sale is exempt under section 4(2) of the Securities Act of 1933.

On February 10, 2006, we completed the placement of a new Series A Convertible Preferred Stock (“Convertible Preferred”) with aggregate gross proceeds of approximately $760,000.  The two-year Convertible Preferred, which bears interest at 7% annually, may be converted into 598,425 shares of our common stock at fixed conversion price of $1.27, which was determined by applying a 10% discount to the 5-day trailing average closing price of ASI common stock of $1.41 as of the NASDAQ Stock Market close on February 9, 2006.  We also issued warrants to purchase up to 795,276 shares of our common stock pursuant to this transaction.  We plan to file a registration statement to register the resale of the shares sold in the offering and the underlying warrants.  This equity placement is part of a long-term plan to expand our service offering into the energy sector.

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

Analytical Surveys, Inc.
(Registrant)

Date: February 14, 2006	/s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer

Date: February 14, 2006	/s/ Barry Golko
Barry Golko
Chief Accounting Officer