Form 10QSB
period 2006-03-31
ANALYTICAL SURVEYS INC
filed 2006-05-15
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 1, 2006, WAS 3,739,886.

Part I

Financial Information

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$553	$622
Accounts receivable, net of allowance for doubtful accounts of $50 at March 31, 2006 and September 30, 2005	1,512	1,529
Revenue earned in excess of billings	1,232	1,612
Prepaid expenses and other	72	81
Total current assets	3,369	3,844

Oil and natural gas properties and equipment	603	—

Equipment and leasehold improvements, at cost:
Equipment	3,915	3,979
Furniture and fixtures	363	363
Leasehold improvements	75	75
	4,353	4,417
Less accumulated depreciation and amortization	(4,217)	(4,249)
Net equipment and leasehold improvements	136	168
Total assets	$4,108	$4,012

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17	$17
Billings in excess of revenue earned	253	425
Accounts payable	379	289
Accrued liabilities	213	688
Accrued payroll and related benefits	433	687
Total current liabilities	1,295	2,106
Long-term debt:
Capital lease obligations, less current portion	25	30
Redeemable preferred stock, no par value; authorized 2,500 shares; 166 shares issued and outstanding at September 30, 2005 (liquidation value $266)	—	247
Total long-term liabilities	25	277
Total liabilities	1,320	2,383

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, no par value: authorized 2,500 shares; 760 and 0 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	708	—
Common stock, no par value; authorized 100,000 shares; 3,401 and 2,869 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	35,825	35,312
Accumulated deficit	(33,745)	(33,683)
Total stockholders’ equity	2,788	1,629
Total liabilities and stockholders’ equity	$4,108	$4,012

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005

Revenues	$1,384	$1,544	$2,743	$3,572

Costs and expenses:
Salaries, wages and benefits	876	1,293	1,657	2,849
Subcontractor costs	275	434	414	811
General and administrative	218	384	670	819
Depreciation and amortization	17	48	37	103
Severance and related costs	—	—	—	67
Total operating costs	1,386	2,159	2,778	4,649
Loss from operations	(2)	(615)	(35)	(1,077)
Other income (expense):
Interest expense, net	(41)	(11)	(54)	(52)
Gain on extinguishment of debt	61	—	61	—
Other income (expense), net	—	(53)	3	(41)
Total other income (expense)	20	(64)	10	(93)
Earnings (loss) before income taxes	18	(679)	(25)	(1,170)
Provision for income taxes	—	—	—	—
Net earnings (loss)	18	(679)	(25)	(1,170)
Deemed dividend associated with beneficial conversion feature of preferred stock	(30)	—	(30)	—
Dividends on preferred stock	(7)	—	(7)	—
Net loss available to common stockholders	$(19)	$(679)	$(62)	$(1,170)

Basic net loss per common share available to common stockholders	$(0.01)	$(0.24)	$(0.02)	$(0.48)

Diluted net loss per common share available to common stockholders	$(0.01)	$(0.24)	$(0.02)	$(0.48)

Weighted average common shares:
Basic	3,160	2,869	3,013	2,418
Diluted	3,160	2,869	3,013	2,418

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended March 31, 2006

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity
Balances at September 30, 2005	—	$—	2,869	$35,312	$(33,683)	$1,629
Common stock issued in exchange for redeemable preferred stock	—	—	318	300	—	300
Common stock issued pursuant to consulting agreement for equity transactions, net of issuance costs of $88	—	—	75	—	—	—
Common stock issued for legal services rendered, net of issuance costs of $15	—	—	10	—	—	—
Common stock issued for the purchase of equipment and oil and gas working interests, net of issuance costs of $9	—	—	129	191	—	191
Issuance of convertible preferred stock and warrants, net of issuance costs of $60	760	678	—	22	—	700
Deemed dividend associated with beneficial conversion feature of preferred stock	—	30	—	—	(30)	—
Dividends on convertible preferred stock	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	(25)	(25)
Balances at March 31, 2006	760	$708	3,401	$35,825	$(33,745)	$2,788

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(25)	$(1,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37	103
Issuance of inducement stock options	—	22
Accretion of interest expense on redeemable preferred stock	52	32
Accretion of interest expense on convertible debt – related party	—	9
Gain on extinguishment of debt	(61)	—
Change in fair value of derivative instrument or carrying value of premium on convertible debt – related party	—	(12)
Loss (gain) on disposal of assets	(3)	53
Changes in operating assets and liabilities:
Accounts receivable	17	1,468
Revenue earned in excess of billings	379	428
Prepaid expenses and other	9	(4)
Billings in excess of revenue earned	(172)	(106)
Accounts payable and other accrued liabilities	(329)	(725)
Accrued payroll and related benefits	(254)	(77)
Net cash provided by (used in) operating activities	(350)	21
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6)	(70)
Investment in oil and gas properties	(403)	—
Proceeds from sale of assets	4	—
Net cash used in investing activities	(405)	(70)
Cash flows from financing activities:
Principal payments on long-term debt	(5)	(40)
Issuance of convertible preferred stock and warrants	760	—
Redemption of redeemable preferred stock	—	(129)
Fees associated with issuance of common and preferred stock	(69)	(18)
Proceeds from common stock issued pursuant to exercise of options	—	92
Net cash provided by (used in) financing activities	686	(95)
Net decrease in cash	(69)	(144)

Cash and cash equivalents at beginning of period	622	867

Cash and cash equivalents at end of period	$553	$723

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1
Equipment acquired under capital leases	$2	$—
Non-cash financing activities:
Issuance of common stock in exchange for redeemable preferred stock	$300	$—
Issuance of common stock for equipment and services	$200	$—
Issuance of common stock for stock issuance costs	$103	$—
Issuance of common stock pursuant to conversion of debt – related party	$—	$1,806
Accretion of interest on preferred stock	$16	$32
Deemed dividend associated with beneficial conversion feature of preferred stock	$30	$—
Accrual of dividends on preferred stock	$7	$—

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. The conversion of our senior secured convertible note into common stock (“Common Stock”) in November 2004 reduced our debt by $1,696,000, eliminated future related interest expense and improved our debt to equity ratio. During February 2006, we retired principally all of our debt when we issued 318,000 shares of our Common Stock in exchange for all outstanding shares of our Series A Redeemable Preferred Stock (“Preferred Stock”), and the holders relinquished their rights to the dividends accrued thereon, eliminating the need to reserve cash to meet this obligation. We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our executive, senior and middle management teams. Ongoing viability as a business compels us to act swiftly and decisively regarding new business pursuits and, as such, we have engaged Pluris Partners, Inc., to facilitate the expansion of our business endeavors into the energy sector.

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

In connection with attaining NASDAQ compliance, we took the following actions:

•                                          We redeemed the outstanding shares of Preferred Stock in exchange for 318,000 shares of our Common Stock. The transaction eliminated all obligations of the Company related to the outstanding Preferred Stock, including accrued dividends of approximately $61,000, the right to which was relinquished by the holders as part of the transaction.

•                                          On February 10, 2006, we completed the placement of a new Series A Convertible Preferred Stock (“Convertible Preferred”), with gross aggregate proceeds of approximately $760,000 and a net increase of approximately $700,000 in our stockholders’ equity.

•                                          We issued 129,032 shares of our Common Stock at a fair market value (equal to the closing bid on March 14, 2006 of $1.55 per share), or $200,000, in exchange for the purchase of certain oil and gas working interests and field equipment

We believe we regained compliance with the stockholder’s equity requirement based upon the three transactions described above and with the filing of this quarterly report.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Revenue Recognition. We recognize revenue related to data conversion and digital mapping services using the percentage of completion method of accounting on a cost-to-cost basis. For each contract, an estimate of total production costs is determined, and these estimates are reevaluated monthly. Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs. Internal and external production costs may vary considerably among projects and during the course of completion of each project. At the end of each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of our contracts. This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by many factors that influence either the estimate of future productivity or the production cost per hour used to determine future costs. We recognize losses on contracts in the period such loss is determined. Sales and marketing expenses associated with obtaining contracts are expensed as incurred.

Oil and Natural Gas Properties. During the quarter ended March 31, 2006, we purchased working interests in two oil and natural gas wells and certain equipment to be used in the workover and re-completion of one of the wells. Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. Under this method all costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. Maintenance and repairs are expensed as incurred.

Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

The net capitalized costs of proved oil and natural gas properties are subject to a “ceiling test” which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. For the three months ended March 31, 2006, the Company did not have any charges associated with its ceiling test analysis.

Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

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

We granted inducement stock options (“Option”) to our former Chief Executive Officer (“CEO”) on March 22, 2004. The Option was not issued pursuant to our stock option plans, and would have vested at the end of a twelve-month period. The Option originally provided for the purchase of 75,000 shares of Common Stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant. Upon his resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, with a market value of $1.93 per share, and cancelled his right to purchase the remaining 18,750 shares. The intrinsic value of the vested shares totaled approximately $24,000. Our former CEO exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our Common Stock. Compensation expense for the six months ended March 31, 2005, included $22,173 related to the original grant of the Options as well as the remeasured value of the accelerated Options.

During the quarter ended December 31, 2005, and six months ended March 31, 2006, 90,000 options were granted to members of our workforce as incentive to sustain project performance. These options have an exercise price of $1.34, which was the market price of the underlying common stock on the date of grant.

Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005
	(in thousands except		(in thousands except
	per share earnings)		per share earnings)
Net loss available to common stockholders as reported	$(19)	$(679)	$(62)	$(1,170)
Add: Stock-based employee compensation included in reported net loss	—	—	—	22
Less: Pro forma option expense	(14)	(9)	(21)	(39)
Pro forma net loss	$(33)	$(688)	$(83)	$(1,187)

Basic net loss per share, as reported	$(0.01)	$(0.24)	$(0.02)	$(0.48)
Less: Pro forma option expense	—	—	(0.01)	(0.01)
Pro forma basic net loss per share	$(0.01)	$(0.24)	$(0.03)	$(0.49)

Diluted net loss per share, as reported	$(0.01)	$(0.24)	$(0.02)	$(0.48)
Less: Pro forma option expense	—	—	(0.01)	(0.01)
Pro forma diluted net loss per share	$0.01)	$(0.24)	$(0.03)	$(0.49)

2.              Earnings Per Share

Basic net earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share include the effects of the potential dilution of outstanding options and warrants determined using the treasury stock method, as well as convertible debt on our Common Stock, determined using the if-converted method. We do not present diluted net earnings (loss) per share for periods in which we incurred losses, as the effect of potentially dilutive shares is anti-dilutive. Net earnings (loss) per share for the three and six-month periods ended March 31, 2006 and 2005 is provided below:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005
	(in thousands except		(in thousands except
	per share earnings)		per share earnings)
Basic
Net loss available to common stockholders	$(19)	$(679)	$(62)	$(1,170)
Weighted average shares	3,160	2,869	3,013	2,418
Net loss per share available to common stockholders	$(0.01)	$(0.24)	$(0.02)	$(0.48)
Diluted
Net loss available to common stockholders	$(19)	$(679)	$(62)	$(1,170)
Weighted average shares	3,160	2,869	3,013	2,418
Net loss per share available to common stockholders	$(0.01)	$(0.24)	$(0.02)	$(0.48)

3.              Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published revisions to SFAS No. 123. The revised SFAS No. 123 (“SFAS No. 123R”) requires companies to account for share-based payment transactions using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS No. 123. SFAS No. 123R is effective for all small business public entities as of the beginning of the first interim or annual reporting period for fiscal years beginning after December 15, 2005. We are currently evaluating the impact on our financial condition and the results of operations. We currently elect the disclosure-only provisions of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The implementation of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statement No. 133 and 140.”  This statement amends SFAS No. 133, “Accounting for Derivative Instruments and hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after September 15, 2006 and is currently not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.”  This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after September 15, 2006 and is currently not expected to have a material impact on the Company’s consolidated financial statements.

4.              Oil and natural gas properties and equipment

On February 15, 2006, we purchased, for $300,000 in cash, a twenty percent (20%) working interest (with a 16.7% net revenue interest) in an oil well designated as Welker 1-7, located in Pawnee County, Oklahoma. Contemporaneously with such purchase, we entered into an operating agreement with the seller and owner of the other 80% working interest. Effective March 15, 2006, we completed the purchase of certain oil and gas working interests and field equipment for which we will have issued 129,032 shares of our Common Stock having a fair market value (equal to the closing bid on March 14, 2006) of $1.55 per share, or $200,000, and have paid $100,000 in cash during March and an additional $50,000 in April. This second transaction involves a fifty percent (50%) working interest (with a 41.0% net revenue interest) in three oil wells designated as Shields No. 1, 2, and 3, located in Pawnee County, Oklahoma.

5.              Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows.

	March 31, 2006	September 30, 2005

Accrued payroll	$233	$426
Accrued health benefits	59	109
Accrued vacation	141	152
Accrued payroll and related benefits	$433	$687

6.              Debt

The components of debt are summarized as follows.

Long-Term Debt	March 31, 2006	September 30, 2005

Other debt and capital lease obligations	$42	$47
Redeemable preferred stock (See Note 7)	—	247
	42	294
Less current portion	(17)	(17)
	$25	$277

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

7.              Redeemable Preferred Stock

On December 28, 2001, we issued 1.6 million shares of no par value Series A Redeemable Preferred Stock with a face value of $3.2 million, pursuant to the extinguishment of a bank credit agreement (“Agreement”). We recorded this Preferred Stock at a fair market value of $300,000 as described below. In June 2004, we redeemed 1,341,100 shares of our Preferred Stock (“Shares”), or 84%, of the outstanding Shares. We paid the holders of the Shares $251,456 to redeem the Shares, which, on the redemption dates, were carried at approximately $1,535,000 plus accrued dividends totaling approximately $191,000, resulting in a gain of approximately $1,475,000. The early redemption reduced the number of preferred shares outstanding to 258,900 shares and reduced a mandatory redemption payment, which was classified as a current liability, from $800,000 to $129,450. We paid this obligation in December 2004 and redeemed 92,465 shares of Preferred Stock at $1.40 per share.

The Preferred Stock earned a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and had a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation. The carrying value represents the estimated fair market value of the stock on the date of issuance plus issuance costs, adjusted for accretion of the difference between fair market value at the date of issuance and the redemption value at the mandatory redemption dates. The accretion of Preferred Stock is recorded as interest expense. The fair market value was based on the present value of required cash flows using a discount rate of 80%. We selected the discount rate based on discussions with third parties that factored in market conditions for similar securities, the current economic climate and our financial condition and performance.

On February 1, 2006, 166,435 shares of Preferred Stock were outstanding which were redeemable on or before December 28, 2006. Until December 27, 2006, we were entitled to redeem these shares at $1.80 per share, or $299,583, and which were mandatorily redeemable on December 28, 2006 at $2.00 per share or $332,870. On February 1, 2006, we issued 318,000 shares of Common Stock in exchange for the outstanding shares of the Preferred Stock, which had a carrying value of approximately $259,000 and a current redemption price of $299,583. The transaction eliminated all obligations of the Company related to the Preferred Stock, including accrued dividends of approximately $61,000, the right to which was relinquished by the holders as part of the transaction. We recorded interest expense totaling $37,000 upon redemption of the Preferred Stock in order to accrete the carrying value to the current redemption price of $299,583. We reduced our current liabilities related to the Preferred Stock by $299,583, with a corresponding increasing in stockholders’ equity pursuant to the issuance of our Common Stock in exchange for the elimination of the liability. We recognized gain on extinguishment of debt totaling $61,000 related to the relinquishment of accrued dividends by the holder.

8.              Convertible Preferred Stock

On February 10, 2006, we issued 760,000 shares of a new Series A Convertible Preferred Stock (“Convertible Preferred”) with gross aggregate proceeds of approximately $760,000. The two-year Convertible Preferred may be converted into 598,425 shares of our Common Stock at a fixed conversion price of $1.27, which was determined by applying a 10% discount to the 5-day trailing average closing price of ASI Common Stock of $1.41 as of the Nasdaq Stock Market close on February 9, 2006. The holders of the Convertible Preferred received Class A Warrants that entitle them to purchase up to 299,212 shares of our Common Stock at $1.34, or 101% of the closing bid price on February 10, 2006, and an equivalent number of Class B Warrants (collectively, the “Warrants”) that carry an exercise price of $1.49, or 112% of the closing bid price on February 10, 2006. We also issued 82,678 Class A Warrants and 82,678 Class B Warrants to certain parties as a finder’s fee. The Warrants will be exercisable after six months from the date of closing until their expiration three years from the date of closing. We filed a Registration Statement on Form S-3 to register all shares issuable pursuant to the Convertible Preferred and related Warrants, which was declared effective on April 12, 2006. As of the date of this filing, 480,000 shares have been converted into 377,952 share of Common Stock, and we will be issuing approximately 4,500 shares of Common Stock for dividends accrued on the Convertible Preferred submitted for conversion.

The Convertible Preferred earns dividends at a rate of 7% per annum. We recorded the Convertible Preferred at its offering price of $1 per share, net of the estimated $22,171 fair value of the Warrants and the $29,921 intrinsic value of the beneficial conversion feature of the Convertible Preferred. We used the Black Scholes model to determine the value of the Warrants. The intrinsic value of the beneficial conversion feature is the difference in fair market value of our Common Stock on the grant date of the Preferred Convertible less the conversion price, multiplied by the number of shares that are issuable upon conversion of the Preferred Convertible, or $.05 for each of 598,425 shares of Common Stock.

The market value of our Common Stock on the date that the Convertible Preferred was sold was $1.32 per common share. In accordance with EITF 00-27, this created a beneficial conversion feature to the holders of the Convertible Preferred and a deemed dividend to the preferred stockholders totaling $30,000 was recorded with a corresponding amount recorded as convertible preferred stock. The deemed dividend is calculated as the difference between the fair value of the underlying Common Stock less the proceeds that have been received for the Convertible Preferred.

9.              Litigation

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

10.       Concentration of Credit Risk

At March 31, 2006, we had multiple contracts with three customers, the aggregate of which accounted for 71% of our consolidated revenues during the three months ending March 31, 2006 (Worldwide Services, Inc, and Intergraph (“WWS”), 24%; AGL Resources (“AGL”), 35%; and MWH Americas, Inc., 12%.)  Two of these customers (WWS and AGL) accounted for 70% and 27%, respectively, of our total accounts receivable at March 31, 2006. At March 31, 2005, we had multiple contracts with four customers, the aggregate of which accounted for 73% of our consolidated revenues during the three months ending March 31, 2005 (WWS, 14%; Michigan Consolidated Gas Company (“MichCon”), 16%; British Telecommunications PLC (“BT”), 24%; and MWH Americas, Inc., 19%). One of these customers accounted for 80% of our total accounts receivable at March 31, 2005 (WWS, 80%). Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2006 such that the majority of revenue in excess of billings for these customer contracts will be collected.

11.       Subsequent Events

On April 12, 2006, the registration statement we filed on Form S-3 to register all shares issuable pursuant to the Convertible Preferred and related Warrants was declared effective by the SEC. As of the date of this filing, 480,000 shares have been converted into 377,952 shares of Common Stock, and we will be issuing approximately 4,500 additional shares of common stock for dividends accrued on the Convertible Preferred submitted for conversion.

On April 24, 2006, we appointed Mr. Don Fryhover as senior vice president. Mr. Fryhover served in various capacities with ASI (and formerly Cartotech) from 1989 through 2003. We will draw upon his expertise in the GIS industry as we complete the transition from a traditional GIS service provider into an energy company. Mr. Fryhover’s principal focus as senior vice president will be in the oil and gas industry. Mr. Fryhover co-founded Petroleum Research Company, Inc., a petroleum land service company that provided land management services to the oil and gas industry in the late 1980’s. Additionally, he served as field land manager for the former Tucker Oil and Gas Company where he negotiated oil and gas deals, managed contracts, acquired leases and helped ensure compliance with governmental agencies.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

We experience yearly and quarterly fluctuations in production costs, salaries, wages and related benefits and subcontractor costs. These costs may vary as a percentage of sales from period to period. We have historically utilized offshore subcontractors for a large percentage of certain data entry production work to reduce production costs and develop new services, and we will continue to do so in fiscal 2006. We do not have a long-term contract with an offshore service provider, but we do not anticipate that we will encounter difficulty in obtaining such services in sufficient quantities and at acceptable prices.

Backlog increases when new contracts are signed and decreases as revenues are recognized. As of March 31, 2006, our backlog was $1.4 million, which we expect to earn during the remaining six months of fiscal 2006. Backlog totaled $4.0 million at September 30, 2005. We believe backlog levels reflect changes specific to GIS industry market conditions, and lower demands for data conversion services.

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

Our sales and marketing efforts have not been successful. We have acquired four new customers with material contracts during the past two and one half years, and the majority of our current contracts are ongoing services from past customers. We reduced our staff in 2005 to meet the lower demands of our existing business, and we experienced additional loss of personnel in fiscal 2005 due to the uncertainty of the acquisition of new GIS contracts. To address concern created by this loss of personnel on the part of our customers, partners, and employees, we engaged Wind Lake Solutions, Inc. (“WLS”), to manage our Wisconsin-based personnel in October 2005. We believe this strategy has stabilized our Wisconsin office and satisfied our customer’s concerns regarding our ability to provide consistent service to them. We are negotiating with WLS to execute its exclusive option to purchase the Wisconsin-based operations that may include a non-compete in the US-based utility market.

During fiscal 2005, we evaluated a broad spectrum of business opportunities. We engaged a consultant and evaluated acquisitions that would facilitate our entrance into the federal markets, and we also evaluated various opportunities, including software and service solutions for location based services, state and local GIS initiatives. We were unable to identify an acceptable acquisition serving the GIS marketplace that produced suitable margins or sufficient returns on acquisition costs.

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

On April 24, 2006, we appointed Mr. Don Fryhover as senior vice president. Mr. Fryhover served in various capacities with ASI (and formerly Cartotech) from 1989 through 2003. We will draw upon his expertise in the GIS industry as we complete the transition from a traditional GIS service provider into an energy company. Mr. Fryhover’s principal focus as senior vice president will be in the oil and gas industry. Mr. Fryhover co-founded Petroleum Research Company, Inc., a petroleum land service company that provided land management services to the oil and gas industry in the late 1980’s. Additionally, he served as field land manager for the former Tucker Oil and Gas Company where he negotiated oil and gas deals, managed contracts, acquired leases and helped ensure compliance with governmental agencies. We will seek additional executive team members appropriately as we expand our business as described in the preceding paragraph.

We currently employ approximately 62 full-time employees. While we have reduced our legal and professional fees as we settled litigation against the Company and completed our obligations under the Restructured Note and Series A Redeemable Preferred Stock, we are incurring legal and professional fee expenses related to our initiative into new business ventures. We also anticipate that compliance with the requirements of Sarbanes-Oxley, if applicable, will require substantial financial and management resources and result in additional expenses.

To put matter in perspective, we are at a critical crossroads in our existence. For the last several years, our traditional GIS data conversion business has been shrinking dramatically, causing us to incur severe operating losses. Even though, due to cost cutting measures, we have substantially reduced our operating losses in the current periods covered by this report, the cost of performing our existing contracts and the lack of progress in obtaining any new significant contracts, we do not believe that we can return to profitability by relying solely on our traditional business. Indeed, without additional cost cutting measures, our cash flow derived solely from this business may be insufficient to meet the operating and capital requirements of this business beyond the fourth fiscal quarter of 2006.

Our entry into the oil and gas exploration and production business is very recent. We may not be able to reach a level of operating income from oil and gas activities that will generate cash flow sufficient to meet the operating and capital requirements of that business, plus the shortfall in cash flow arising from our traditional business. Given the risks associated with this endeavor, there is no assurance that we can achieve the necessary level of such operating income in a timely manner.

It must be recognized that our ultimate objective is a transition from a company providing a specialized service to that of an independent oil and gas producer. Given the risks associated with this transition, there is no assurance that such transition will be seamless, i.e. without undertaking a major restructuring of the Company. One such restructuring scenario may involve a sale or spin off of our GIS data conversion business followed by a merger of a privately held independent oil and gas producer into the Company.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Salaries, wages and related benefits	63.3	83.8	60.4	79.8
Subcontractor costs	19.9	28.1	15.2	22.7
General and administrative	15.7	24.9	24.4	22.9
Depreciation and amortization	1.2	3.1	1.3	2.9
Severance and related costs	0.0	0.0	0.0	1.9

Loss from operations	(0.1)	(39.9)	(1.3)	(30.2)

Other income (expense), net	1.4	(4.1)	0.4	(2.6)

Earnings (loss) before income taxes	1.3	(44.0)	(0.9)	(32.8)
Provision for income taxes	—	—	—	—
Net earnings (loss)	1.3	(44.0)	(0.9)	(32.8)
Dividends on preferred stock	(2.7)	—	(1.4)	—
Net loss available to common stockholders	(1.4)%	(44.0)%	(2.26)%	(32.8)%

Three and Six Months Ended March 31, 2006 and 2005

Revenues. We recognize revenues related to data conversion and digital mapping services contracts as services are performed. Our revenues decreased 10.4% for the three-month period ended March 31, 2006, and totaled $1,384,000 as compared to $1,544,000 for the same period in fiscal 2005, a decrease of approximately $160,000. Our revenues decreased 23.2% for the six-month period ended March 31, 2006, and totaled $2,743,000 as compared to $3,572,000 million for the same period in fiscal 2005, a decrease of $829,000. The decrease in revenues is due to a lower number of active contracts in the fiscal 2006 first and second quarters. The level of new contract signings in recent fiscal years, including fiscal 2004 and 2005, was lower than in previous years and, as a result, revenues have decreased as well. We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels for data conversion services both in general and specific to the GIS industry.

Salaries, Wages and Benefits. Salaries, wages and benefits include employee compensation for production, marketing, selling, and administrative and executive employees. Salaries, wages and related benefits decreased $417,000 and $1,192,000 for the three and six-month periods ended March 31, 2006, respectively, as compared to the same period in fiscal 2005. The decrease was a result of reductions in our workforce related to reduced revenue volume, our decision to subcontract a portion of our production work to offshore subcontractors, and our use of domestic subcontractors to manage fluctuating labor needs.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services. The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts. Subcontractor costs decreased $159,000 and $397,000 for the three and six-month periods ended March 31, 2006, as compared to the same periods in fiscal 2005 due to the completion of several contracts in fiscal 2005 that have not been replaced with new contracts.

General and Administrative. General and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased $166,000 and $149,000 for the three and six-month periods ended March 31, 2006, respectively, from the comparable periods in fiscal 2005. The decrease was a result of the implementation of controls, the reduced cost related to fewer general and administrative employees, and lower professional fee expenses.

Depreciation and Amortization. Depreciation and amortization decreased $31,000 and $66,000 for the three and six-month periods ended March 31, 2006, respectively, from the comparable periods in fiscal 2005 due to some equipment becoming fully depreciated. The replacement cost on computer equipment is significantly lower than the replaced items. Additionally, we have extended the life of existing equipment and elected to postpone investment in new equipment. Accordingly, depreciation and amortization expense has decreased in recent periods.

Severance and Related Costs. We have not incurred severance expense in fiscal 2006. We incurred severance expense $67,000 for the six-month period in fiscal 2005 a result of the termination of our Chief Executive Officer’s employment contract that provided for payment of the contract through March 21, 2005.

Interest Expense, Net. We incurred interest expense totaling $41,000 in the quarter ended March 31, 2006 as compared to $11,000 in the quarter ended March 31, 2005. For the six months ended March 31, 2006, interest expense totaled $54,000 as compared to $52,000 for the corresponding prior year period. The increase in the fiscal 2006 periods was principally a result of the accretion of the Preferred Stock to the current redemption price of $299,583.

Other Income (Expense). In fiscal 2006, other income or expense is principally a result of the relinquishment of $61,000 of accrued dividends by the holders of our redeemable Preferred Stock. In fiscal 2005, other income or expense was principally a result of the change in fair value of the derivative features of the Second Note or Restructured Note, and subsequent to the reclassification of the derivative features, amortization of the Premium on the Restructured Note. The Premium was amortized to other income until the conversion of the Restructured Note on November 10, 2004, and the unamortized balance was reclassified to stockholders’ equity.

Income Taxes. Federal income tax expense for fiscal year 2006 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three and six months ended March 31, 2006. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three and six months ended March 31, 2006 and 2005.

Net Loss. We recorded a net profit of $18,000 in the second quarter of fiscal 2006 as compared to a net loss of $679,000 in the same quarter of fiscal 2005. Our net loss of $25,000 in the first six months of fiscal 2006 was $1,145,000 or 98% lower than the $1,170,000 net loss incurred in the six-month corresponding period in 2005. The variance was principally business volume related due to lower salaries, wages, and benefits, subcontractor costs, general and administrative expenses, lower interest expense, and fluctuations in other income and expense.

Liquidity and Capital Resources

Table of Contractual Obligations. Below is a schedule (by period due) of the future payments that we are obligated to make over the next five years based on agreements in place as of March 31, 2006.

	Fiscal Year Ending September 30,
	2006	2007	2008	2009	2010	Total
Operating leases	$25	—	—	—	—	$25
Financing leases	18	24	19	—	—	61
Debt	—	—	—	—	—	—
Preferred stock redemption	—	—	—	—	—	—
Total	$43	24	19	—	—	$86

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. At December 31, 2005, related contractual obligations included Preferred Stock with a redemption value of approximately $300,000. However, in February 2006, we retired that obligation when we issued 318,000 shares of Common Stock in exchange for all outstanding Preferred Stock and accrued dividends. We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows.

	March 31, 2006	September 30, 2005

Long-Term Debt
Other debt and capital lease obligations	$42	$47
Redeemable preferred stock	—	247
	42	294
Less current portion	(17)	(17)
	$25	$277

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

The Preferred Stock earned a dividend at the annual rate of 5.00% of the then applicable redemption price on a cumulative, non-participating basis and has a liquidation preference equal to the then applicable redemption value of shares outstanding at the time of liquidation. Dividends were recorded as interest expense. Accrued dividends at March 31, 2006, and 2005, totaled approximately $0 and $50,000, respectively.

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

•                  “Billings in excess of revenue earned” occur when we receive an advance or deposit against work yet to be performed.

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At March 31, 2006, we had multiple contracts with three customers, the aggregate of which accounted for 71% of our consolidated revenues during the three months ending March 31, 2006 (Worldwide Services, Inc, and Intergraph (“WWS”), 24%; AGL Resources (“AGL”), 35%; and MWH Americas, Inc., 12%.)  Two of these customers (WWS and AGL) accounted for 70% and 27%, respectively, of our total accounts receivable at March 31, 2006. At March 31, 2005, we had multiple contracts with four customers, the aggregate of which accounted for 73% of our consolidated revenues during the three months ending March 31, 2005 (WWS, 14%; Michigan Consolidated Gas Company (“MichCon”), 16%; British Telecommunications PLC (“BT”), 24%; and MWH Americas, Inc., 19%). One of these customers accounted for 80% of our total accounts receivable at March 31, 2005 (WWS, 80%). Billing terms are negotiated in a competitive environment and are based on reaching project milestones. We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2006 such that the majority of revenue earned in excess of billings for these customer contracts will be collected.

In order to meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers. To meet our short and long-term cash requirements, we must complete certain projects in fiscal 2006 and 2007 that are related to the balance of revenue earned in excess of billings at March 31, 2006, in order to generate sufficient cash flow to fund operations and expenditures. We expect that we will be able to complete a majority of these contracts by December 31, 2006, but there can be no assurance that market conditions or other factors may prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate. If we are unable to complete the contracts and generate cash by earning and collecting our unearned revenues, we will be forced to obtain additional financing and/or restrict capital and operating expenditures to match available resources.

On December 30, 2005, we received notice from the NASDAQ Stock Market indicating we are not in compliance with one of NASDAQ’s requirements for continued listing because we do not have: (i) a minimum of $2,500,000 in stockholders’ equity as of September 30, 2005; (ii) at least $35,000,000 in market value of listed securities, or (iii) at least $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. NASDAQ requires compliance with one of the foregoing criteria for continued inclusion under NASDAQ Marketplace Rule 4310(c)(2)(B). We have implemented a plan to regain compliance by the issuance of 318,000 shares of our common stock in February 2006, in exchange for our Preferred Stock, which was classified as debt, and increased our stockholders’ equity by approximately $300,000.

On February 10, 2006, we completed the placement of a new Series A Convertible Preferred Stock (“Convertible Preferred”) with aggregate gross proceeds of approximately $760,000. The two-year Convertible Preferred, which bears interest at 7% annually, may be converted into 598,425 shares of our Common Stock at fixed conversion price of $1.27, which was determined by applying a 10% discount to the 5-day trailing average closing price of ASI Common Stock of $1.41 as of the NASDAQ Stock Market close on February 9, 2006. We also issued warrants to purchase up to 763,780 shares of our Common Stock pursuant to this transaction. Our Registration Statement on Form S-3 to register all shares issuable pursuant to the Convertible Preferred and related Warrants was declared effective on April 12, 2006. This equity placement is part of a long-term plan to expand our service offering into the energy sector.

Effective March 15, 2006, we completed the purchase of certain oil and gas working interests and field equipment for which we will have issued 129,032 shares of our Common Stock having a fair market value (equal to the closing bid on March 14, 2006) of $1.55 per share, or $200,000, and will have paid $150,000 in cash. The financial statement impact of this transaction is an increase of approximately $200,000 in our stockholders’ equity.

We believe that that these three separate transactions have allowed the Company to demonstrate compliance with NASDAQ’s stockholders’ equity test. NASDAQ has reviewed our plan to regain compliance with Marketplace Rule 4310(c)(2)(B) and has determined the Company is currently compliant.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Our operating activities used $350,000 and provided $21,000 cash during the six-months ended March 31, 2006 and 2005, respectively. Contract-related accounts declined $224,000 and $1,790,000 during the respective periods. We reduced our accounts payable and accrued expense liabilities by $583,000 and $802,000 during the six months ended March 31, 2006 and 2005, respectively.

We purchased equipment and leasehold improvements totaling $6,000 and $70,000, during the six months ended March 31, 2006 and 2005. We purchased equipment and mineral interests in oil and gas properties for $603,000 during the three months ended March 31, 2006.

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

Part II

Other Information

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under Note 9, “Litigation”, to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

All but the sale to Black Shale Energy, LLC (“Black Shale”) of the unregistered sales of securities during the period covered by this report were a part of the private placement of the Convertible Preferred. All of these sales took place on February 10, 2006. All but the sale to Daniel D. Dinur were for cash and at an aggregate commission of $50,000. All of these sales were exempt from registration under Section 4(2) of the Securities Act of 1933 as amended (the “Securities Act”). The title and amount of securities and the name of the purchaser in each such sale were as follows:

Name of Purchaser	Number of Shares of the Series A Convertible Preferred Stock Purchased*	Number of Each Class A and Class B Warrants Purchased
Alpha Capital AG	250,000	98,425
Nite Capital, LP	200,000	78,740
Monarch Capital Fund, LTD	150,000	59,055
SCG Capital, LLC	80,000	31,496
Daniel E. Kern	80,000	31,496
Moshe Hartstein	0	29,527
Peak Securities Corporation	0	27,559
Pluris Partners, Inc.	0	10,551
Palladium Capital Advisors, LLC	0	9,843
Daniel D. Dinur	0	5,198
	760,000	381,890

*The purchase price was $1 per share.

Daniel D. Dinur received 10,000 shares of Common Stock in exchange for legal services.

Each share of the Convertible Preferred is convertible on or before February 10, 2008, into .7874 shares of Common Stock. All of the Class A and Class B Warrants are exercisable at any time after August 10, 2006, and until April 10, 2009. Each Class A Warrant has an exercise price of $1.34 per share of Common Stock and each Class B Warrant has an exercise price of $1.49 per share of Common Stock.

Black Shale received 129,032 shares of Common Stock effective March 30, 2006, in exchange, in part, for oil and gas working interests and field equipment. The sale was exempt from registration under Section 4(2) of the Securities Act.

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

Analytical Surveys, Inc.
(Registrant)

Date: May 15, 2006	/s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer

Date: May 15, 2006	/s/ Barry Golko
Barry Golko
Chief Accounting Officer