Form 10QSB
period 2006-06-30
ANALYTICAL SURVEYS INC
filed 2006-08-14
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-13111

ANALYTICAL SURVEYS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 2006, WAS 3,779,256.

Part I
Financial Information

Item 1.  Financial Statements

ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2006	September 30, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$810	$622
Accounts receivable, net of allowance for doubtful accounts of $50 at June 30, 2006 and September 30, 2005	1,572	1,529
Revenue earned in excess of billings	622	1,612
Prepaid expenses and other	208	81
Total current assets	3,212	3,844

Oil and natural gas properties and equipment	2,026	—
Equipment and leasehold improvements, at cost:
Equipment	3,920	3,979
Furniture and fixtures	363	363
Leasehold improvements	75	75
	4,358	4,417
Less accumulated depreciation and amortization	(4,232)	(4,249)
Net equipment and leasehold improvements	126	168
Other non-current assets	125	—
Total assets	$5,489	$4,012

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt and capital lease obligations	$21	$17
Billings in excess of revenue earned	218	425
Accounts payable	118	289
Interest payable	23	—
Accrued liabilities	64	688
Accrued payroll and related benefits	320	687
Total current liabilities	764	2,106

Long-term debt:
Capital lease obligations, less current portion	23	30
Senior secured note payable, net of discount	1,923	—
Redeemable preferred stock, no par value; authorized 2,500 shares; 166 shares issued and outstanding at September 30, 2005 (liquidation value $266)	—	247
Total long-term liabilities	1,946	277
Total liabilities	2,710	2,383
Commitments and contingencies	—	—

Stockholders’ equity:
Convertible preferred stock, no par value: authorized 2,500 shares; 280 and 0 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	261	—
Common stock, no par value; authorized 100,000 shares; 3,779 and 2,869 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	36,345	35,312
Accumulated deficit	(33,827)	(33,683)
Total stockholders’ equity	2,779	1,629
Total liabilities and stockholders’ equity	$5,489	$4,012

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenues	$1,049	$1,363	$3,792	$4,935

Costs and expenses:
Salaries, wages and benefits	748	1,206	2,405	4,054
Subcontractor costs	43	395	457	1,206
General and administrative	285	506	955	1,325
Depreciation and amortization	15	39	52	142
Severance and related costs	—	—	—	67
Total operating costs	1,091	2,146	3,869	6,794
Loss from operations	(42)	(783)	(77)	(1,859)

Other income (expense):
Interest expense, net	(23)	(12)	(78)	(64)
Gain on extinguishment of debt	—	—	61	—
Other income (expense), net	(11)	—	(7)	(41)
Total other income (expense)	(34)	(12)	(24)	(105)
Loss before income taxes	(76)	(795)	(101)	(1,964)
Provision for income taxes	—	—	—	—
Net loss	(76)	(795)	(101)	(1,964)
Deemed dividend associated with beneficial conversion feature of preferred stock	—	—	(30)	—
Dividends on preferred stock	(6)	—	(13)	—
Net loss available to common stockholders	$(82)	$(795)	$(144)	$(1,964)

Basic net loss per common share	$(0.02)	$(0.28)	$(0.03)	$(0.76)
Preferred stock dividends	—	—	(0.01)	—
Basic net loss per common share available to common stockholders	$(0.02)	$(0.28)	$(0.04)	$(0.76)

Diluted net loss per common share	$(0.02)	$(0.28)	$(0.03)	$(0.76)
Preferred stock dividends	—	—	(0.01)	—
Diluted net loss per common share available to common stockholders	$(0.02)	$(0.28)	$(0.04)	$(0.76)

Weighted average common shares:
Basic	3,724	2,869	3,250	2,568
Diluted	3,724	2,869	3,250	2,568

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2006
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity
Balances at September 30, 2005	—	$—	2,869	$35,312	$(33,683)	$1,629
Common stock issued in exchange for redeemable preferred stock	—	—	318	300	—	300
Common stock issued pursuant to consulting agreement for equity transactions, net of issuance costs of $88	—	—	75	—	—	—
Common stock issued for legal services rendered, net of issuance costs of $15	—	—	10	—	—	—
Common stock issued for the purchase of equipment and oil and gas working interests, net of issuance costs of $9	—	—	129	191	—	191
Issuance of convertible preferred stock and warrants, net of issuance costs of $60	760	678	—	22	—	700
Issuance of Class E warrants, net of issuance costs of $7	—	—	—	73	—	73
Common stock issued for the conversion of preferred stock	(480)	(447)	378	447	—	—
Deemed dividend associated with beneficial conversion feature of preferred stock	—	30	—	—	(30)	—
Dividends on convertible preferred stock	—	—	—	—	(13)	(13)
Net loss	—	—	—	—	(101)	(101)
Balances at June 30, 2006	280	$261	3,779	$36,345	$(33,827)	$2,779

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30
	2006	2005
Cash flows from operating activities:
Net loss	$(101)	$(1,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52	142
Issuance of inducement stock options	—	22
Accretion of interest expense on redeemable preferred stock	52	44
Accretion of interest expense on convertible debt — related party	—	9
Accretion of interest expense on convertible debt	3	—
Amortization of deferred loan costs	10	—
Gain on extinguishment of debt	(61)	—
Change in carrying value of premium on convertible debt — related party	—	(12)
Loss (gain) on disposal of assets	(3)	53
Changes in operating assets and liabilities:
Accounts receivable	(43)	2,199
Revenue earned in excess of billings	990	548
Prepaid expenses and other	(13)	108
Billings in excess of revenue earned	(207)	(92)
Accounts payable and other accrued liabilities	(719)	(755)
Accrued payroll and related benefits	(367)	(197)
Net cash provided by (used in) operating activities	(407)	105

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(11)	(81)
Investment in oil and gas properties	(1,826)	—
Proceeds from sale of assets	4	—
Net cash used in investing activities	(1,833)	(81)

Cash flows from financing activities:
Principal payments on long-term debt	(7)	(53)
Issuance of convertible preferred stock and warrants	760	—
Issuance of convertible note, net of expenses	1,751	—
Redemption of redeemable preferred stock	—	(129)
Fees associated with issuance of common and preferred stock	(76)	(18)
Proceeds from common stock issued pursuant to exercise of options	—	92
Net cash provided by (used in) financing activities	2,428	(108)
Net increase (decrease) in cash	188	(84)
Cash and cash equivalents at beginning of period	622	867
Cash and cash equivalents at end of period	$810	$783

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2
Equipment acquired under capital leases	$11	$—

Non-cash financing activities:
Issuance of common stock in exchange for redeemable preferred stock	$300	$—
Issuance of common stock in exchange for convertible preferred stock	$447	$—
Issuance of common stock for equipment and services	$200	$—
Issuance of common stock for stock issuance costs	$103	$—
Issuance of common stock pursuant to conversion of debt — related party	$—	$1,806
Accretion of interest on preferred stock	$16	$44
Deemed dividend associated with beneficial conversion feature of preferred stock	$30	$—
Accrual of dividends on preferred stock	$13	$—

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations.  The conversion of our senior secured convertible note into shares of our common stock (“Common Stock”) in November 2004 reduced our debt by $1,696,000, eliminated future related interest expense and improved our debt to equity ratio.  During February 2006, we retired principally all of our debt when we issued 318,000 shares of Common Stock in exchange for all outstanding shares of our Series A Redeemable Preferred Stock (“Preferred Stock”), and the holders relinquished their rights to the dividends accrued thereon, eliminating the need to reserve cash to meet this obligation.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our executive, senior and middle management teams.  Ongoing viability as a business compels us to act swiftly and decisively regarding new business pursuits and, as such, we have engaged Pluris Partners, Inc., to facilitate the expansion of our business endeavors into the energy sector.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

On February 10, 2006, we completed the placement of a new Series A Convertible Preferred Stock (“Convertible Preferred”), with gross aggregate proceeds of approximately $760,000 and a net increase of approximately $700,000 in our stockholders’ equity.  We issued 129,032 shares of our Common Stock at a fair market value (equal to the closing bid on March 14, 2006 of $1.55 per share), or $200,000, in exchange for the purchase of certain oil and gas working interests and field equipment.

On July 21, 2006, we received a notice from the NASDAQ Stock Market that we were no longer in compliance with the requirements for continued inclusion of our common stock on the NASDAQ Stock Market pursuant to the NASDAQ’s Marketplace Rule 4310(c)(4) (the “Rule”) because our common stock had closed below $1.00 per share for 30 consecutive business days.  We have been granted 180 calendar days, or until January 17, 2007, to regain compliance with the Rule.  To regain compliance with the Rule, the closing bid price of our common stock has to be $1.00 per share or more for a minimum of 10 consecutive business days before January 17, 2007.

If we fail to comply with the continued listing requirements of the NASDAQ Stock Market, including the minimum bid price per share requirement and the minimum stockholders’ equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.  There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ Stock Market.  Shareholders may not be able to sell shares quickly at the market price, or at all, if trading in our stock is not active.

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

Oil and Natural Gas Properties.  In February and March 2006, we purchased working interests in two oil and natural gas properties along with certain fixtures and equipment used in connection with the operation of the wells associated with one of the properties.  In May 2006, we purchased a 12.5% working interest, in a relatively deep Anadarko Basin natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma.  Investments in oil and natural gas properties are accounted for using the full-cost method of accounting.  Under this method all costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.  Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment.  We proportionally consolidate our interests in oil and natural gas properties.  Maintenance and repairs are expensed as incurred.

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

The net capitalized costs of proved oil and natural gas properties are subject to a “ceiling test” which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions.  If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.  For the three and nine months ended June 30, 2006, the Company did not have any charges associated with its ceiling test analysis.  Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

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

We granted inducement stock options (“Option”) to our former Chief Executive Officer (“CEO”) on March 22, 2004.  The Option was not issued pursuant to our stock option plans, and would have vested at the end of a twelve-month period.  The Option originally provided for the purchase of 75,000 shares of Common Stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant.  Upon his resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, with a market value of $1.93 per share, and cancelled his right to purchase the remaining 18,750 shares.  The intrinsic value of the vested shares totaled approximately $24,000.  Our former CEO exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our Common Stock.  Compensation expense for the nine months ended June 30, 2005, included $22,173 related to the original grant of the Options as well as the remeasured value of the accelerated Options.

During the three and nine months ended June 30, 2006, 5,000 and 95,000 options, respectively, were granted to members of our workforce as incentive to sustain performance.  These options have an exercise price ranging from $1.34 to $1.37, which was the market price of the underlying common stock on the date of grant.  Additionally, during the quarter ended June 30, 2006, 50,000 options with an exercise price of $1.27 were granted to our Chief Executive Officer; 30,000 and 10,000 options with exercise prices of $1.31 and $1.37, respectively, were granted to our Senior Vice President; and 20,000 options with an exercise price of $1.27 were granted to each of the members of our Board of Directors.

Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands except		(in thousands except
	per share earnings)		per share earnings)

Net loss available to common stockholders as reported	$(82)	$(795)	$(144)	$(1,964)

Add: Stock-based employee compensation included in reported net loss	—	—	—	22

Less: Pro forma option expense	(47)	(7)	(67)	(47)
Pro forma net loss	$(129)	$(802)	$(211)	$(1,989)

Basic net loss per share, as reported	$(0.02)	$(0.28)	$(0.04)	$(0.76)

Less: Pro forma option expense	(0.01)	—	(0.02)	(0.01)

Pro forma basic net loss per share	$(0.03)	$(0.28)	$(0.06)	$(0.77)

Diluted net loss per share, as reported	$(0.02)	$(0.28)	$(0.04)	$(0.76)

Less: Pro forma option expense	(0.01)	—	(0.02)	(0.01)

Pro forma diluted net loss per share	$(0.03)	$(0.28)	$(0.06)	$(0.77)

2.              Earnings (loss) Per Share

Basic net earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net earnings (loss) per share include the effects of the potential dilution of outstanding options and warrants determined using the treasury stock method, as well as convertible debt on our Common Stock, determined using the if-converted method. We do not present diluted net earnings (loss) per share for periods in which we incurred losses, as the effect of potentially dilutive shares is anti-dilutive.  Net loss per share for the three and nine-month periods ended June 30, 2006 and 2005 is provided below:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands except		(in thousand except
	per share earnings)		per share earnings)
Basic
Net loss available to common stockholders	$(82)	$(795)	$(144)	$(1,964)
Weighted average shares	3,724	2,869	3,250	2,568
Net loss per share	(0.02)	(0.28)	(0.03)	(0.76)
Preferred stock dividends	—	—	(0.01)	—
Net loss per share available to common stockholders	$(0.02)	$(0.28)	$(0.04)	$(0.76)
Diluted
Net loss available to common stockholders	$(82)	$(795)	$(144)	$(1,964)
Weighted average shares	3,724	2,869	3,250	2,568
Net loss per share	(0.02)	(0.28)	(0.03)	(0.76)
Preferred stock dividends	—	—	(0.01)	—
Net loss per share available to common stockholders	$(0.02)	$(0.28)	$(0.04)	$(0.76)

3.              Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published revisions to SFAS No. 123.  The revised SFAS No. 123 (“SFAS No. 123R”) requires companies to account for share-based payment transactions using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS No. 123.  SFAS No. 123R is effective for all small business public entities as of the beginning of the first interim or annual reporting period for fiscal years beginning after December 15, 2005.  We are currently evaluating the impact on our consolidated financial condition and the results of operations.  We currently elect the disclosure-only provisions of SFAS No. 123.

In May 2005, the FASB issued SFAS No. 154 “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This statement is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statement No. 133 and 140.”  This statement amends SFAS No. 133, “Accounting for Derivative Instruments and hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  When a pronouncement includes specific transition provisions, those provisions should be followed.  This statement is effective for fiscal years beginning after September 15, 2006 and is currently not expected to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement is effective for fiscal years beginning after September 15, 2006 and is currently not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and is currently not expected to have a material impact on our consolidated financial statements.

4.              Oil and natural gas properties and equipment

On February 15, 2006, we purchased a twenty percent (20%) working interest in a well designated as the Welker 1-7, located in Pawnee County, Oklahoma for $300,000 in cash.  Contemporaneously with such purchase, we entered into an operating agreement with the seller and owner of the other 80% working interest.  The well is currently producing small amounts of oil from the Prue formation. However, as the true targets for this well are the Iron Post and Dawson coal bed zones, and as coal beds require a de-watering process, completion of these zones will occur after the operator drills a water disposal well adjacent to the property.  The operator has indicated that a water disposal well will be drilled as part of a separate investment program in the first quarter of fiscal 2007. The de-watering process typically requires four to six months before reaching the full potential gas production from the well.

On March 15, 2006, we completed the purchase of a 50% working interest in three wells designated as Shields No. 1, 2, and 3, located in Pawnee County, Oklahoma, plus a 100% interest in certain fixtures and equipment used in connection with the operation of the wells.  We paid $150,000 cash and issued 129,032 shares of Common Stock having a fair market value (equal to the closing bid on March 14, 2006) of $1.55 per share, or $200,000. In July 2006, we exchanged one-half of our working interest in return for a carry of all costs associated with drilling and recompletion activities associated with our remaining working interest in the three wells.  One well has been permitted as a water disposal well.  A second well is planned for recompletion in the first fiscal quarter of 2007.  We plan to recomplete the third well at a later date.

On May 15, 2006, we purchased a 12.5% working interest with a 2.5% promote, resulting in a 10% net working interest.  Our net revenue interest is proportionately reduced to a 75% net revenue interest, or 7.5%.  This investment was made in a relatively deep Anadarko Basin natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma.  We purchased the leasehold interest for this well utilizing existing cash reserves.  Our obligation for tangible and intangible costs of drilling and completing the well is approximately $1.5 million, of which $1.2 million was funded on May 31, 2006.  We funded this obligation through the issuance of a convertible senior secured promissory note on May 30, 2006 (see Note 6).  As of the date of this report, the Adrienne 1-9 has drilled through 12,000 feet with a target total depth of approximately 20,500 feet.  We expect to reach total depth in the first quarter of fiscal 2007 and assuming completion activities are undertaken, we believe the well will be fully completed in the first fiscal quarter of 2007. The Adrienne 1-9 offsets a well drilled by Marathon Oil Company, the Folks 1-17, which reported gas volume in May 2006, the most current reported production for the well, of approximately 420 million cubic feet.

5.              Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows.

	June 30, 2006	September 30, 2005

Accrued payroll	$158	$426
Accrued health benefits	65	109
Accrued vacation	97	152
Accrued payroll and related benefits	$320	$687

6.              Debt

The components of debt are summarized as follows.

Long-Term Debt	June 30, 2006	September 30, 2005

Other debt and capital lease obligations	$44	$47
Redeemable preferred stock (See Note 7)	—	247
Senior Secured Convertible Note, net of discount	1,923	—
	1,967	294
Less current portion	(21)	(17)
	$1,946	$277

On April 2, 2002, we issued to Tonga Partners LLP (“Tonga”) a $2.0 million senior secured convertible note (“Note”), which was partially converted into Common Stock on October 29, 2003, resulting in a new principal balance of $1.7 million.  On November 10, 2004, Tonga converted the outstanding principal and accrued interest into Common Stock at the conversion price of $1.05, representing 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10, 2004.  The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522.  Tonga owned 67% of our outstanding shares immediately after the conversion.  During the first quarter of fiscal 2005, we recognized approximately $12,000 in other income as we amortized the Note’s premium through November 11, 2004.

Pursuant to the expansion of our business strategy from a GIS services provider into an independent oil and gas enterprise engaging in non-operating participation in high quality drilling and production prospects of oil and natural gas reserves, on May 30, 2006, we issued convertible senior secured promissory notes to two investors (the “Investors”) in the principal amount of $1.5 million and $0.5 million, respectively, (each, a “Senior Note”, and collectively the “Senior Notes”), to fund the drilling and completion of a 12.5% working interest in a natural gas well located in Washita County, Oklahoma.  The Senior Notes have a maturity date of May 31, 2008, and bear interest at the rate of 14%, payable quarterly.  The Investors also received warrants entitling them to purchase, in the aggregate, 752,072 shares of the Common Stock at an exercise price of $1.186 per share, which was the closing bid price of the Common Stock on May 31, 2006 (“Class E Warrants”).  However, the number of shares that can be issued to any holder pursuant to the exercise of the Class E Warrants cannot cause the Investor to become the beneficial owner of more than 9.99% of the then total number of shares of Common Stock outstanding (the “Maximum One Holder Exercise Limitation”).  Limited to these terms, the issuance of the Senior Notes and the Class E Warrants did not require approval by the shareholders under the relevant NASDAQ Marketplace rules.

At our annual meeting of the shareholders to be held on August 29, 2006, our shareholders will be asked to approve additional terms of the Senior Notes and the issuance of additional warrants to the Investors (the “Approval”).  If Approval is obtained, the Senior Notes, including interest accrued thereon, will be convertible, in whole or in part, into shares of Common Stock at a conversion price per share of $0.9488, which is equal to 80% of the closing bid price of the Common Stock on May 30, 2006 (the “Conversion Price”).  The Conversion Price May be adjusted pursuant to a ratchet provision if we issue securities at a price lower than the Conversion Price (the “Ratchet Provision”).

Additionally, if shareholders approve the issuance of additional warrants to the Investors, we will issue: (i) 1,355,853 additional Class E Warrants, bringing the aggregate number of shares of Common Stock issuable upon conversion of the Class E Warrants to 2,107,295; (ii) Class C Warrants entitling the Investors and Placement Agents of the Senior Notes (the “Placement Agents”) to purchase, in the aggregate, 1,159,359 shares of Common Stock at an exercise price of $1.21 per share, or 102% of the closing bid price of our Common Stock on May 30, 2006; and (iii) Class D Warrants entitling the Investors and Placement Agents to purchase, in the aggregate, 2,318,718 shares of Common Stock at an exercise price of $1.36 per share, or 115% of the closing bid price of our Common Stock on May 30, 2006.  The Class C, D, and E Warrants (collectively, the “Warrants”) are exercisable during the period commencing November 30, 2006 until November 30, 2011.  Each Warrant will contain a Ratchet Provision and a Maximum One Holder Exercise Limitation.

If Approval is obtained at our annual meeting on August 29, 2006 or otherwise on or before September 28, 2006, we may redeem any outstanding portion of the Senior Notes at 115% of face value at any time upon 30 days’ written notice, provided there has not been an Event of Default (as described below).  If Approval is not so obtained, the Investors will have the right, upon 30 days’ written notice, to accelerate the maturity date of the Senior Notes.

The holders of the Senior Notes have a first lien security interest in all of our assets.  The Senior Notes contain typical antidilution provisions and are subject, at the Investors’ election, to mandatory redemption at 120% of the outstanding principal and accrued interest (1) if we fail to issue Common Stock pursuant to the conversion of the Senior Notes or exercise of any of the Warrants, (2) if we fail to timely deliver Common Stock pursuant to conversion of the Senior Notes or exercise of the Warrants, (3) upon the occurrence of an Event of Default, which includes failure to be listed on the NASDAQ Capital Market, or (4) upon a change in control.

On July 27, 2006, we filed a Registration Statement on Form S-3 to register all shares issuable pursuant to the Senior Notes and related Warrants.  If the registration statement is not declared effective on or before October 8, 2006, the Investors may accelerate the maturity date of the Senior Notes and demand payment at 120% of the face amount of the Senior Notes.  Until the expiration of a six-month period after the effective date of the Registration Statement, we are prohibited from filing additional registration statements with the SEC.  Additionally, we are prohibited from issuing additional shares of Common Stock or securities convertible into Common Stock without the consent of the Investors.

The Senior Notes, which carry a face value of $2 million, mature on May 31, 2008, and accrue interest on the face value at an annual rate of 14%.  Accrued interest is payable on September 30, 2006, and quarterly thereafter, in cash.  We recorded the Senior Notes at a discount after giving effect to the $80,424 estimated fair value of the Warrants, which was charged to equity.  The effective rate of interest on the Senior Notes is 16.7%.  Interest expense is recorded using this effective rate of interest.  The carrying value of the Senior Notes are being accreted to the face amount by charges to interest expense through the maturity date. The carrying value at June 30, 2006, is $1.923 million and represents the $2.0 million outstanding principal less the unearned discount.  The unearned discount of $77,128 as of June 30, 2006 represents the estimated fair value of the Warrants of $80,424 less accretion.

We incurred expenses totaling approximately $249,000 related to the issuance of the Senior Notes.  We recorded these expenses as prepaid or deferred expenses.  These expenses will be amortized to other expense over the two-year term of the Senior Notes.  If the maturity date of the Senior Notes is accelerated for any reason, the unamortized portion of the deferred expenses will be charged to other expense.  If any portion of the Senior Notes are converted into Common Stock, the applicable portion of these expenses will be charged to equity.

7.              Redeemable Preferred Stock

On February 1, 2006, 166,435 shares of Series A Redeemable Preferred Stock (“Preferred Stock”) were outstanding which were redeemable on or before December 28, 2006.  Until December 27, 2006, we were entitled to redeem these shares at $1.80 per share, or $299,583, and which were mandatorily redeemable on December 28, 2006 at $2.00 per share, or $332,870.  On February 1, 2006, we issued 318,000 shares of Common Stock in exchange for the outstanding shares of the Preferred Stock, which had a carrying value of approximately $259,000 and a current redemption price of $299,583.  The transaction eliminated all of our obligations related to the Preferred Stock, including accrued dividends of approximately $61,000, the right to which was relinquished by the holders as part of the transaction.  We recorded interest expense totaling  $37,000 upon redemption of the Preferred Stock in order to accrete the carrying value to the current redemption price of $299,583.  We reduced our current liabilities related to the Preferred Stock by $299,583, with a corresponding increasing in stockholders’ equity pursuant to the issuance of Common Stock in exchange for the elimination of the liability.  We recognized gain on extinguishment of debt totaling $61,000 related to the relinquishment of accrued dividends by the holder.

8.              Convertible Preferred Stock

On February 10, 2006, we issued 760,000 shares of a new Series A Convertible Preferred Stock (“Convertible Preferred”) with gross aggregate proceeds of approximately $760,000.  The two-year Convertible Preferred may be converted into 598,425 shares of Common Stock at a fixed conversion price of $1.27, which was determined by applying a 10% discount to the 5-day trailing average closing price of Common Stock of $1.41 as of the NASDAQ Stock Market close on February 9, 2006.  The holders of the Convertible Preferred received Class A Warrants that entitle them to purchase up to 299,212 shares of Common Stock at $1.34, or 101% of the closing bid price on February 10, 2006, and an equivalent number of Class B Warrants (collectively, the “February Warrants”) that carry an exercise price of $1.49, or 112% of the closing bid price on February 10, 2006.  We also issued 82,678 Class A Warrants and 82,678 Class B Warrants to certain parties as a finder’s fee.  The February Warrants will be exercisable after six months from the date of closing until their expiration three years from the date of closing.  A Registration Statement on Form S-3 to register all shares issuable pursuant to the Convertible Preferred and related Warrants was declared effective on April 12, 2006.  As of June 30, 2006, 480,000 shares of Convertible Preferred have been converted into 377,952 share of Common Stock.  We will be issuing approximately 4,000 shares of Common Stock for dividends accrued on the Convertible Preferred submitted for conversion.

The Convertible Preferred earns dividends at a rate of 7% per annum.  We recorded the Convertible Preferred at its offering price of $1 per share, net of the estimated $22,171 fair value of the February Warrants and the $29,921 intrinsic value of the beneficial conversion feature of the Convertible Preferred.  We used the Black Scholes model to determine the value of the February Warrants.  The intrinsic value of the beneficial conversion feature is the difference in fair market value of Common Stock on the grant date of the Convertible Preferred less the conversion price, multiplied by the number of shares that are issuable upon conversion of the Convertible Preferred, or $.05 for each of 598,425 shares of Common Stock.

The market value of Common Stock on the date that the Convertible Preferred was sold was $1.32 per common share.  In accordance with EITF 00-27, this created a beneficial conversion feature to the holders of the Convertible Preferred and a deemed dividend to the preferred stockholders totaling $30,000 was recorded with a corresponding amount recorded as convertible preferred stock.  The deemed dividend is calculated as the difference between the fair value of the underlying Common Stock less the proceeds that have been received for the Convertible Preferred.

9.              Litigation

In November 2005, we received an alias summons notifying us that we have been named as a party to a suit filed by Sycamore Springs Homeowners Association in the Marion County Superior Court in the State of Indiana.  The summons names the developer of the Sycamore Springs neighborhood as well as other firms that May have rendered professional services during the development of the neighborhood.  The claimants allege that the services of Mid-States Engineering, which was a subsidiary of MSE Corporation when we acquired MSE in 1997, affected the drainage system of Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003.  The summons does not quantify the amount of damages that are being sought nor the period that the alleged wrongful actions occurred.  We sold Mid-States Engineering on September 30, 1999.   We believe that we have been wrongfully named in the suit and we are diligently pursuing dismissal without prejudice.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

10.          Concentration of Credit Risk

At June 30, 2006, we had multiple contracts with five customers, the aggregate of which accounted for 75% of our consolidated revenues during the three months ending June 30, 2006 (Worldwide Services, Inc. and Intergraph (“WWS”), 30%; AGL Resources (“AGL”), 15%; MWH Americas, Inc., 13%; Keyspan Corporate Services, Inc., 8%; and Niagara Mohawk, 9%.  Two of these customers (WWS and AGL) accounted for 76% and 9%, respectively, of our total accounts receivable and revenue in excess of billings at June 30, 2006.  At June 30, 2005, we had multiple contracts with four customers, the aggregate of which accounted for 73% of our consolidated revenues during the three months ending June 30, 2005 (WWS, 7%; Michigan Consolidated Gas Company (“MichCon”), 21%; British Telecommunications PLC (“BT”), 27%; and MWH Americas, Inc., 18%).  One of these customers, WWS, accounted for 72% of our total accounts receivable and revenue in excess of billings at June 30, 2005.  Billing terms are negotiated in a competitive environment and are based on reaching project milestones.  We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2006 such that the majority of revenue in excess of billings for these customer contracts will be collected.

11.       Subsequent Events

On July 21, 2006, we received notice from the NASDAQ Stock Market indicating that the we are not in compliance with one of NASDAQ’s requirements for continued listing because the bid price of our  Common Stock has closed below the minimum $1.00 per share requirement for the previous 30 consecutive business days.  NASDAQ requires compliance with the minimum bid price for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4) (the “Rule”).  Such a notice is routinely issued when a listed company does not meet the minimum bid requirement.  We have been granted 180 calendar days, or until January 17, 2007, to regain compliance with the Rule.  If at any time before January 17, 2007, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ may determine that we have exhibited compliance with the Rule.  Until we are able to exhibit compliance with the Rule, NASDAQ and third party providers of market data information will broadcast an indicator of our non-compliance.

On July 27, 2006, we filed a registration statement on Form S-3 to register all shares issuable pursuant to the Senior Notes and related Warrants.  Among the 9,633,220 shares of Common Stock, 8,881,148 are issuable only if approval of the issuance of such shares upon conversion of the Senior Notes and exercise of certain Warrants is given by the shareholders at our annual meeting scheduled for August 29, 2006 (see Note 6).  If Approval is not obtained and the registration statement is effective, we will de-register 8,881,148 of the shares registered, with the remaining 752,072 shares issuable upon the exercise of Warrants.  If all such 752,072 Warrants are exercised for cash, we will receive up to $891,957.  If such approval is given by our shareholders, among the 9,633,220 shares registered, 5,586,002 shares of Common Stock will be issuable upon the exercise of various Warrants.  If all such Warrants are exercised for cash, we will receive up to approximately $6.8 million.

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

Overview

Founded in 1981, we are a provider of data conversion and digital mapping services to users of customized geographic information systems.  We have traditionally helped customers by transforming or updating raw, often confusing information from multiple sources (maps, blueprints, construction drawings, databases, aerial photography, field inventory of asset attributes, satellite imagery, etc.) into a high-resolution, large-scale, richly detailed digital and visual representation on which organizations can rely to make better decisions with speed and confidence.  We have historically targeted our services to utilities and state and local governments.  While there seems to have been an increase in demands for GIS solutions in response to catastrophic events and homeland security initiatives in 2004 and 2005, we have not experienced a corresponding increase in demands for GIS data conversion services.  We believe that the primary reason for such decrease is that existing and potential customers have been using newly emerging technology to reduce the need for outsourcing GIS data conversion services, which historically accounted for as high as 75% of the total cost of a typical GIS solution.  Specifically, the emergence in recent years of commercial off-

the-shelf (“COTS”) hardware and software solutions for gathering satellite remote sensing base data and topographic, planimetric and cadastral data have given customers increased capabilities to replace our services with an in-house, significantly lower cost alternative.  This shift to COTS, coupled with offerings from service firms with large labor content in India, has resulted in lower margins and increased competition in the industry.  As noted in the 2005 Geospatial Technology Report published by the Geospatial Information and Technology Association (“GITA”), the federal government has shifted increased responsibilities to the state and local levels without a corresponding shift in funding.  The result is critically tight budgets driven by these economics adversely impacting service providers.  We believe that many of the new GIS software solutions reduce the need for data conversion services.  Our backlog has decreased substantially in each of the past five years, and we have been unsuccessful in winning new business at acceptable margins.  We do not believe that we will be able to sustain the operations or our historical business.  We are therefore in the process of transitioning our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in high quality drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves.

In fiscal 2006, we have raised additional capital to finance several investments in oil and gas interests.  We issued 760,000 shares of convertible preferred stock with gross proceeds of $760,000.  We also issued Senior  Notes totaling $2 million which we have submitted to shareholders for  approval of the conversion thereof. We have made investments in three oil and gas properties which are in various stages of drilling and completion or recompletion and are not generating significant quantities of oil or gas.  In May 2006, we announced the formation of the ASI Energy Division.  We seek to achieve a balanced growth strategy that includes participation in lower risk development drilling, combined with higher potential exploratory locations.  In addition, we continue to seek acquisitions of proven production with upside potential attributable to behind pipe reserves, infill drilling locations, deeper reservoirs and/or field extension opportunities.  We intend to continue to finance these acquisitions through the private placement of equity supplemented by issuance of debt, which is dependent on the terms on which we are able to negotiate, if any.

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

Backlog increases when new contracts are signed and decreases as revenues are recognized.  As of June 30, 2006, our backlog was $1.9 million, the majority of which is related to one contract that is longer than one year in duration and having a contract value greater than $1 million.  As backlog decreases, and therefore the volume of services delivered decreases, we are not able to generate a volume of revenue sufficient to cover our variable and fixed costs.  Backlog totaled  $4 million at

September 30, 2005.  We believe backlog levels reflect changes specific to GIS industry market conditions, and lower demands for data conversion services.

At June 30, 2006, we had three projects that have a contract value greater than $1 million or longer than one year in duration, which can increase risk due to inflation, as well as changes in customer expectations and funding availability.  Our contracts are generally terminable on short notice, and while we rarely experience such termination, there is no assurance that we will receive all of the revenue anticipated under signed contracts.

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

Our sales and marketing efforts have not been successful.  We have acquired four new customers with material contracts during the past two and one half years, and the majority of our current contracts are ongoing services from past customers.  We reduced our staff in fiscal 2005 to meet the lower demands of our existing business, and we experienced additional loss of personnel in fiscal 2005 due to the uncertainty of the acquisition of new GIS contracts.  To address concern created by this loss of personnel on the part of our customers, partners, and employees, we engaged Wind Lake Solutions, Inc. (“WLS”), to manage our Wisconsin-based personnel in October 2005.  We terminated this management agreement with WLS on June 30, 2006.  While we believe this strategy temporarily stabilized our Wisconsin office and satisfied our customer’s concerns regarding our ability to provide consistent service to them, we were unable to negotiate a long-term arrangement with WLS that would enable us to realize a sufficient return for their services.  Therefore, we are evaluating various alternatives that will enable us to realize the maximum cash flow on our existing contracts and relationships residing in our Wisconsin-based operations.  We are in negotiations to sell certain assets and assign certain contracts and backlog related to those operations.

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

On April 24, 2006, we appointed Mr.  Don Fryhover as senior vice president.  Mr.  Fryhover served in various capacities with ASI (and formerly Cartotech) from 1989 through 2003.  We will draw upon his expertise in the GIS industry as we complete the transition from a traditional GIS service provider into an energy company.  Mr.  Fryhover’s principal focus as senior vice president will be in the oil and gas industry.  Mr.  Fryhover co-founded Petroleum Research Company, Inc., a petroleum land service company that provided land management services to the oil and gas industry in the late 1980’s.  Additionally, he served as field land manager for the former Tucker Oil and Gas Company where he negotiated oil and gas deals, managed contracts, acquired leases and helped ensure compliance with governmental agencies.  We are currently seeking additional executive team members to facilitate our entry into the energy sector.

At June 30, 2006, we employed approximately 40 full-time employees.  While we have and will continue to reduce our general and administrative expenses, we are incurring legal and professional fee expenses related to our initiative into new business ventures.  We also anticipate that compliance with the requirements of the Sarbanes-Oxley Act, as applicable, will require substantial financial and management resources and result in additional expenses.

Our traditional GIS data conversion business has decreased dramatically in the past years, causing us to incur severe operating losses.  Through cost cutting measures, we have substantially reduced our operating losses in the current periods covered by this report.  We anticipate that, subsequent to June 30, 2006, we will collect in excess of $1 million from one customer upon completion of a contract.  However, such cash flow derived solely from this business may be insufficient to meet the operating and capital requirements of our business beyond the first fiscal quarter of 2007.

Our entry into the oil and natural gas exploration and production business is very recent.  Although several oil and gas investments have been made, the Washita County well is our largest investment to date and therefore significant emphasis has been placed upon this investment. Although the Adrienne 1-9 is an offset well to a significant producer of natural gas, there is no assurance that this well will be a producer of natural gas.  There is also no assurance that, upon completion, the well will ultimately yield production in amounts necessary to support the financial projections.  In either case, we may not realize the revenue expected by us.  In the extreme case, where no revenue is realized because the operator is forced to plug and abandon the well, our overall business will be significantly harmed, and we could be forced to liquidate our assets.

Other than Mr.  Fryhover, we do not have personnel who have experience in oil and natural gas exploration and production.  In order to successfully implement and manage our entry into the oil and natural gas business, we will have to recruit qualified personnel having experience in the oil and natural gas exploration and production business. Competition in the oil and natural gas sector for qualified individuals is intense.  We may not be able to find, attract and retain qualified personnel on acceptable terms.

We believe that our current cash position will be sufficient to meet our share of the operating expenses and capital expenditures required to exploit completely the oil and natural gas interests we have acquired thus far, including the Washita County well.  However, in order to fully implement our strategy of transitioning into the oil and gas sector, we will need to acquire additional oil and natural gas interests and will, therefore, require additional capital.  Although we may receive approximately $1,080,748 from the exercise of the February Warrants described in Note 6, and an additional approximately $6.8 million (if the Approval is obtained) from the exercise of the Class C, Class D and Class E Warrants described in Note 6, we have no way of estimating the ultimate amount that we will receive from the exercise of warrants.  Also, we do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms.  Insufficient funds may prevent us from implementing our business strategy.

The oil and natural gas industry is intensely competitive and we compete with other companies that have greater resources.  Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis.  These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.  In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices.  Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position.  Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.  In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

The marketability of natural resources that may be acquired or discovered by us will be affected by numerous factors beyond our control.  These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulations concerning the importing and exporting of oil and gas and environmental protection regulations.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Our operations, including the Washita County well, are subject to certain hazards inherent in drilling for oil or natural gas, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings or fires.  The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel.  Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages.  Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires.  We may also be subject to damage claims by other oil and natural gas companies.

Although we, and the operators we engage, will maintain insurance in the areas in which we operate, pollution and environmental risks generally are not fully insurable.  Our insurance policies and contractual rights to indemnity may not adequately cover our losses, and we do not have insurance coverage or rights to indemnify for all risks.  If a significant accident or other event occurs and is not fully covered by insurance or other contractual indemnity, it could adversely affect our financial position and results of operations.

We may not be able to reach a level of operating income from oil and natural gas activities that will generate cash flow sufficient to meet the operating and capital requirements of that business, plus the shortfall in cash flow arising from our traditional business.  Given the risks associated with this endeavor, there is no assurance that we can achieve the necessary level of such operating income in a timely manner.

It must be recognized that our ultimate objective is a transition from a company providing a specialized service to that of an independent oil and natural gas producer.  Given the risks associated with this transition, there is no assurance that such transition will be seamless, or require us to undertake a major restructuring.  Such undertakings might include a merger with a privately held independent oil and natural gas producer.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Salaries, wages and related benefits	71.3	88.5	63.4	82.1
Subcontractor costs	4.1	29.0	12.1	24.4
General and administrative	27.2	37.1	25.2	26.8
Depreciation and amortization	1.4	2.9	1.4	2.9
Severance and related costs	0.0	0.0	0.0	1.4

Loss from operations	(4.0)	(57.5)	(2.1)	(37.6)

Other income (expense), net	(3.2)	(0.8)	(0.6)	(2.2)

Loss before income taxes	(7.2)	(58.3)	(2.7)	(39.8)
Provision for income taxes	—	—	—	—
Net loss	(7.2)	(58.3)	(2.7)	(39.8)
Dividends on preferred stock	(0.6)	—	(1.1)	—
Net loss available to common stockholders	(7.8)%	(58.3)%	(3.8)%	(39.8)%

Three and Nine Months Ended June 30, 2006 and 2005

Revenues.  We recognize revenues related to data conversion and digital mapping services contracts as services are performed.  Our revenues decreased 23.0% for the three-month period ended June 30, 2006, and totaled $1,049,000 as compared to $1,363,000 for the same period in fiscal 2005, a decrease of approximately $314,000.  Our revenues decreased 23.0% for the nine-month period ended June 30, 2006, and totaled $3,792,000 as compared to $4,935,000 for the same period in fiscal 2005, a decrease of $1,143,000. The decrease in revenues is due to a lower number of active contracts in the fiscal 2006.  The level of new contract signings in recent fiscal years, including fiscal 2004 and 2005, was lower than in previous years and, as a result, revenues have decreased as well.  We believe this decrease in contract signings is attributable to lower demand for and reduced spending levels for data conversion services both in general and specific to the GIS industry.

Salaries, Wages and Benefits.  Salaries, wages and benefits include employee compensation for production, marketing, selling, and administrative and executive employees.  Salaries, wages and related benefits decreased $458,000 and $1,649,000 for the three and nine-month periods ended June 30, 2006, respectively, as compared to the same periods in fiscal 2005.  The decrease was a result of reductions in our workforce related to reduced revenue volume.

Subcontractor Costs.  Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements, and field survey services.  The use of domestic subcontractors enables us to better manage the fluctuations in labor requirements as we complete and begin new projects as well as during the various phases of contracts.  Subcontractor costs decreased $352,000 and $749,000 for the three and nine-month periods ended June 30, 2006, as compared to the same periods in fiscal 2005 due to the completion of several contracts in fiscal 2006 that have not been replaced with new contracts.

General and Administrative.  General and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services.  Such costs decreased $221,000 and $370,000 for the three and nine-month periods ended June 30, 2006, respectively, from the comparable periods in fiscal 2005.  The decrease was a result of the implementation of controls, lower overhead expenses required to manage and perform fewer contracts, and the reduced costs related to fewer general and administrative employees.

Depreciation and Amortization.  Depreciation and amortization decreased $24,000 and $90,000 for the three and nine-month periods ended June 30, 2006, respectively, from the comparable periods in fiscal 2005 due to some equipment becoming fully depreciated.  The replacement cost on computer equipment is significantly lower than the original cost of replaced items.  Additionally, we have extended the life of existing equipment and elected to postpone investment in new equipment.  Accordingly, depreciation and amortization expense has decreased in recent periods.

Severance and Related Costs.  We have not incurred severance expense in fiscal 2006.  We incurred severance expense of $67,000 for the nine-month period in fiscal 2005 as a result of the termination of our Chief Executive Officer’s employment contract that provided for payment of the contract through March 21, 2005.

Interest Expense, Net.  We incurred interest expense totaling $23,000 in the quarter ended June 30, 2006 as compared to $12,000 in the quarter ended June 30, 2005.  For the nine months ended June 30, 2006, interest expense totaled $78,000 as compared to $64,000 for the corresponding prior year period.  The increase in the fiscal 2006 periods was principally a result of the accretion of the Series A Preferred Stock to the final redemption price of $299,583 resulting in an $8,000 increase in interest.  We also incurred interest expense in June 2006 related to our Convertible Senior Secured Promissory Notes issued in May 2006.  Interest expense in future periods will increase accordingly as a result of the Senior Notes (see Note 6).

Other Income (Expense).  In fiscal 2006, other income or expense is principally a result of the relinquishment of $61,000 of accrued dividends by the holders of our Series A Redeemable Preferred Stock.  In fiscal 2005, other income or expense was principally a result of the change in fair value of the derivative features of the Tonga Partners LLP Note, and subsequent to the reclassification of the derivative features, amortization of the premium on the Note.  The premium was amortized to other income until the conversion of the Note on November 10, 2004, and the unamortized balance was reclassified to stockholders’ equity.  We recorded other expense of approximately $11,000 in the three months ended June 30, 2006, as we amortized deferred expenses related to the Senior Note.  Other expense in future periods will increase accordingly (see Note 6).

Income Taxes.  Federal income tax expense for fiscal year 2006 is projected to be zero.  Accordingly, an effective federal income tax rate of 0% was recorded for the three and nine-month periods ended June 30, 2006.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three and nine-month periods ended June 30, 2006 and 2005.

Net Loss.  We recorded a net loss of $76,000 in the third quarter of fiscal 2006 as compared to a net loss of $795,000 in the same quarter of fiscal 2005.  Our net loss of $101,000 in the first nine months of fiscal 2006 was $1,863,000 or 95% lower than the $1,964,000 net loss incurred in the nine-month corresponding period in 2005.  The variance was principally business volume related and due to lower salaries, wages, and benefits, subcontractor costs, general and administrative expenses, lower interest expense, and fluctuations in other income and expense.

Liquidity and Capital Resources

Table of Contractual Obligations.  Below is a schedule (by period due) of the future payments that we are obligated to make over the next five years based on agreements in place as of June 30, 2006.

	Fiscal Year Ending September 30,
	2006	2007	2008	2009	2010	Total

Operating leases	$17	$—	$—	$—	$—	$17

Financing leases	6	26	21	1	—	54

Debt	71	280	2,209	—	—	2,560

Preferred stock - Dividends	8	20	12	—	—	40

Total	$102	$326	$2,242	$1	$—	$2,671

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings.  At June 30, 2006, we had outstanding Senior Notes, face value $2 million, with a maturity date of May 31, 2008. The maturity date of the Senior Notes may be accelerated if we do not receive Approval from our shareholders at our shareholder’s meeting on August 29, 2006, or if our Registration Statement on Form S-3 is not declared effective on or before October 8, 2006.  We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows:

Long-Term Debt	June 30, 2006	September 30, 2005

Other debt and capital lease obligations	$44	$47
Redeemable preferred stock (See Note 7)	—	247
Senior Secured Convertible Note, net of discount	1,923	—
	1,967	294
Less current portion	(21)	(17)
	$1,946	$277

On February 1, 2006, 166,435 shares of Preferred Stock were outstanding which were redeemable before December 28, 2006 at $1.80 per share, or $299,583, or on December 28, 2006 at $2.00 per share, or $332,870.  On February 1, 2006, we exchanged 318,000 shares of Common Stock for all of the outstanding Preferred Stock and $61,000 in accrued dividends thereon.

On February 10, 2006, we issued 760,000 shares of a new Series A Convertible Preferred Stock (“Convertible Preferred”) with gross aggregate proceeds of approximately $760,000.  The two-year Convertible Preferred may be converted into 598,425 shares of Common Stock at a fixed conversion price of $1.27 per share which was determined by applying a 10% discount to the 5-day trailing average closing price of Common Stock of $1.41 per share as of the NASDAQ Stock Market close on February 9, 2006.  The holders of the Convertible Preferred received Class A Warrants that entitle them to purchase up to 299,212 shares of Common Stock at $1.34 per share and an equivalent number of Class B Warrants (collectively, the “February Warrants”) that carry an exercise price of $1.49 per share.  We also issued 82,678 Class A Warrants and 82,678 Class B Warrants to certain parties as a finder’s fee.  The February Warrants will be exercisable after six months from the date of closing until their expiration three years from the date of closing.  A Registration Statement on Form S-3 to register all shares issuable pursuant to the Convertible Preferred and related February Warrants was declared effective on April 12, 2006.  As of June 30, 2006, 480,000 shares of Convertible Preferred have been converted into 377,952 shares of Common Stock.  We will be issuing approximately 4,000 shares of Common Stock for dividends accrued on the Convertible Preferred submitted for conversion.

The Convertible Preferred earns dividends at a rate of 7% per annum.  We recorded the Convertible Preferred at its offering price of $1 per share, net of the estimated $22,171 fair value of the Warrants and the $29,921 intrinsic value of the beneficial conversion feature of the Convertible Preferred.  We used the Black Scholes model to determine the value of the February Warrants.  The intrinsic value of the beneficial conversion feature is the difference in fair market value of our Common Stock on the grant date of the Convertible Preferred less the conversion price, multiplied by the number of shares that are issuable upon conversion of the Convertible Preferred, or $.05 for each of 598,425 shares of Common Stock.  Dividends are recorded as interest expense.  Accrued dividends at June 30, 2006, and 2005, totaled approximately $10,233 and $0, respectively.

The market value of the Common Stock on the date that the Convertible Preferred was sold was $1.32 per common share.  In accordance with EITF 00-27, this created a beneficial conversion feature to the holders of the Convertible Preferred and a deemed dividend to the preferred stockholders totaling $30,000 was recorded with a corresponding amount recorded as convertible preferred stock.  The deemed dividend is calculated as the difference between the fair value of the underlying Common Stock less the proceeds that have been received for the Convertible Preferred.

In May 2006, we acquired a 12.5% working interest in the so-called Adrienne 1-9 natural gas well located in Washita County, Oklahoma, for an amount, including obligations for tangible and intangible costs of drilling and completing the well, of approximately $1.7 million.  We financed these obligations through the issuance of senior secured promissory notes to two investors (the “Investors”) in the principal amount of $1.5 million and $0.5 million, respectively, (each, a “Senior Note”, and collectively the “Senior Notes”), to fund the drilling and completion of a 12.5% working interest in a natural gas well located in Washita County, Oklahoma.  The Senior Notes have a maturity date of May 31, 2008, and bear interest at the rate of 14%, payable quarterly.

The Investors also received warrants entitling them to purchase, in the aggregate, 752,072 shares of the Common Stock at an exercise price of $1.186 per share, which was the closing bid price of the Common Stock on May 31, 2006 (“Class E Warrants”).  However, the number of shares that can be issued to any holder pursuant to the exercise of the Class E Warrants cannot cause the Investor to become the beneficial owner of more than 9.99% of the then total number of shares of Common Stock outstanding (the “Maximum One Holder Exercise Limitation”).  Limited to these terms, the issuance of the Senior Notes and the Class E Warrants did not require approval by the shareholders under the relevant NASDAQ Marketplace rules.

At our annual meeting of the shareholders to be held on August 29, 2006, our shareholders will be asked to approve additional terms of the Senior Notes and the issuance of additional warrants to the Investors (the “Approval”).  If Approval is obtained, the Senior Notes, including interest accrued thereon, will be convertible, in whole or in part, into shares of Common Stock at a conversion price per share of $0.9488, which is equal to 80% of the closing bid price of the Common Stock on May 30, 2006 (the “Conversion Price”).  The Conversion Price may be adjusted pursuant to a ratchet provision if we issue securities at a price lower than the Conversion Price (the “Ratchet Provision”).

Additionally, if shareholders approve the issuance of additional warrants to the Investors, we will issue: (i) 1,355,853 additional Class E Warrants, bringing the aggregate number of shares of Common Stock issuable upon conversion of the Class E Warrants to 2,107,295; (ii) Class C Warrants entitling the Investors and Placement Agents of the Senior Notes (the “Placement Agents”) to purchase, in the aggregate, 1,159,359 shares of Common Stock at an exercise price of $1.21 per share, or 102% of the closing bid price of our Common Stock on May 30, 2006; and (iii) Class D Warrants entitling the Investors and Placement Agents to purchase, in the aggregate, 2,318,718 shares of Common Stock at an exercise price of $1.36 per share, or 115% of the closing bid price of our Common Stock on May 30, 2006.  The Class C, D, and E Warrants (collectively, the “Warrants”) are exercisable during the period commencing November 30, 2006 until November 30, 2011.  Each Warrant will contain a Ratchet Provision and a Maximum One Holder Exercise Limitation.

If Approval is obtained at our annual meeting on August 29, 2006 or otherwise on or before September 28, 2006, we may redeem any outstanding portion of the Senior Notes at 115% of face value at any time upon 30 days’ written notice, provided there has not been an Event of Default (as described below).  If Approval is not so obtained, the Investors will have the right, upon 30 days’ written notice, to accelerate the maturity date of the Senior Notes.

The holders of the Senior Notes have a first lien security interest in all of our assets.  The Senior Notes contain typical antidilution provisions and are subject, at the Investors’ election, to mandatory redemption at 120% of the outstanding principal and accrued interest (1) if we fail to issue Common Stock pursuant to the conversion of the Senior Notes or exercise of any of the Warrants, (2) if we fail to timely deliver Common Stock pursuant to conversion of the Senior Notes or exercise of the Warrants, (3) upon the occurrence of an Event of Default, which includes failure to be listed on the NASDAQ Capital Market, or (4) upon a change in control.

On July 27, 2006, we filed a Registration Statement on Form S-3 to register all shares issuable pursuant to the Senior Notes and related Warrants.  If the registration statement is not declared effective on or before October 8, 2006, the Investors may accelerate the maturity date of the Senior Notes and demand payment at 120% of the face amount of the Senior Notes.  Until the expiration of a six-month period after the effective date of the Registration Statement, we are prohibited from filing additional registration statements with the SEC.  Additionally, we are prohibited from issuing additional shares of Common Stock or securities convertible into Common Stock without the consent of the Investors.

The Senior Notes, which carry a face value of $2 million, mature on May 31, 2008, and accrue interest on the face value at an annual rate of 14%.  Accrued interest is payable on September 30, 2006, and quarterly thereafter, in cash.  We recorded the Senior Notes at a discount after giving effect to the $80,424 estimated fair value of the warrants, which was charged to equity.  The effective rate of interest on the Senior Notes is 16.7%.  Interest expense is recorded using this effective rate of interest.  The carrying value of the Senior Notes is being accreted to the face amount by charges to interest expense through the maturity date. The carrying value at June 30, 2006, is $1.923 million and represents the $2 million outstanding principal less the unearned discount.  The unearned discount of $77,128 as of June 30, 2006 represents the estimated fair value of the warrants of $80,424 less accretion.

We incurred costs totaling approximately $249,000 related to the issuance of the Senior Notes.  We recorded these expenses as prepaid or deferred expenses.  These costs will be amortized to other expense over the two-year term of the Senior Notes.  If the maturity date of the Senior Notes is accelerated for any reason, the unamortized portion of the deferred costs will be charged to interest expense.

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

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, and to reduce and eliminate cash losses.  The conversion of the Note into Common Stock in November 2004 reduced our debt by $1,696,000, eliminated future related interest expense and improved our debt to equity ratio.  During February 2006, we retired principally all of our then existing debt when we issued 318,000 shares of Common Stock in exchange for all outstanding shares of the Preferred Stock and dividends accrued thereon, eliminating the need to reserve cash to meet this obligation.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our executive, senior and middle management teams.  We are transitioning our business strategy as described previously, and we have raised debt and equity capital to facilitate investments in oil and natural properties.  We are negotiating the sale of our Wisconsin-based operations so that we can maximize our greatest return from an area of business that is not generating margins sufficient to sustain ongoing operations.  If  successful in our negotiations, we will assign a substantial portion of our contracts and backlog as part of the sale.

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

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected.  At June 30, 2006, we had multiple contracts with five customers, the aggregate of which accounted for 75% of our consolidated revenues during the three months ended June 30, 2006 (Worldwide Services, Inc. and Intergraph (“WWS”), 30%; AGL Resources (“AGL”), 15%; MWH Americas, Inc., 13%; Keyspan Corporate Services, Inc., 8%; and Niagara Mohawk, 9%.  Two of these customers (WWS and AGL) accounted for 76% and 9%, respectively, of our total accounts receivable and revenue in excess of billings at June 30, 2006.  At June 30, 2005, we had multiple contracts with four customers, the aggregate of which accounted for 73% of our consolidated revenues during the three months ending June 30, 2005 (WWS, 7%; Michigan Consolidated Gas Company (“MichCon”), 21%; British Telecommunications PLC (“BT”), 27%; and MWH Americas, Inc., 18%).  One of these customers, WWS, accounted for 72% of our total accounts receivable and revenue in excess of billings at June 30, 2005.  Billing terms are negotiated in a competitive environment and are based on reaching project milestones.  We anticipate that sufficient billing milestones or contract completion will be achieved during fiscal 2006 such that the majority of revenue in excess of billings for these customer contracts will be collected.

In order to meet our short-term cash requirements we must collect more cash from our customers than we pay to our employees and suppliers.  To meet our short and long-term cash requirements and to generate sufficient cash flow to fund operations and expenditures, we must complete certain projects in fiscal 2006 and 2007 that are related to the balance of revenue earned in excess of billings at June 30, 2006, in order to generate sufficient cash flow to fund operations and expenditures.

On July 21, 2006, we received notice from the NASDAQ indicating that we are not in compliance with one of NASDAQ’s requirements for continued listing because the bid price of the Common Stock has closed below the minimum $1.00 per share requirement for the previous 30 consecutive business days.  NASDAQ requires compliance with the minimum bid price for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4) (the “Rule”).  Such a notice is routinely issued when a listed company does not meet the minimum bid requirement.  The notice has no effect on the listing of the Common Stock at this time.  In accordance with NASDAQ Marketplace Rule 4310(c)(8)(d), we will be provided 180 calendar days, or until January 17, 2007, to regain compliance.  If at any time before January 17, 2007, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ may determine that we have exhibited compliance with the Rule.  If compliance with the Rule cannot be demonstrated by January 17, 2007, and we meet the initial listing criteria of the NASDAQ Capital Market, we will be granted an additional 180-calendar day compliance period.  If we are not eligible for the additional compliance period, NASDAQ will notify us that our securities will be delisted.  We may appeal such determination to NASDAQ’s Listing Qualifications Panel.  Until we exhibit compliance with the Rule, NASDAQ and third party providers of market data information will broadcast an indicator of our non-compliance.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.  However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Our operating activities used $407,000 and provided $105,000 cash during the nine-months ended June 30, 2006 and 2005, respectively.  Contract-related accounts declined $740,000 and $2,655,000 during the respective periods.  We reduced our accounts payable and accrued expense liabilities by $706,000 and $755,000 during the nine months ended June 30, 2006 and 2005, respectively.

We purchased equipment and leasehold improvements totaling $11,000 and $81,000, during the nine months ended June 30, 2006 and 2005, respectively.  We purchased equipment and mineral interests in oil and gas properties for $1,826,000 during the nine months ended June 30, 2006.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting

Officer have concluded that the disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

In May 2006, the Company financed an acquisition by means of a $2 million private placement that closed on May 31, 2006.  In connection with the private placement, the Company issued convertible senior secured promissory notes, Class E common stock purchase warrants, Class C common stock purchase warrants, and Class D common stock purchase warrants, all to two investors pursuant to Section 4(2) of the Securities Act.

Potential Issuance of Shares of Common Stock Pursuant to the Notes and Warrants

The following tables set forth the number of shares of Common Stock that could be issued upon conversion of the Senior Notes and exercise of the Warrants, without giving effect to any antidilution provisions, (1) prior to or if the Approval is obtained and (2) if Approval is not obtained.

	Maximum Shares Issuable if the Approval is Obtained (without antidilution provisions)
	Conversion of Senior Note		Number of Shares of Common Stock Issuable Upon Exercise of Warrants(1)			Full Conversion and Exercise
	Principal(2)	Interest(3)	Class C	Class D	Class E	# shares	% ownership(4)
Longview Fund, LLP	1,580,944	442,664	790,472	1,580,944	1,580,944	5,975,968	50
Alpha Capital, AG	526,981	147,555	263,491	526,981	526,981	1,991,989	17
Placement Agents	—	—	105,396	210,793	—	316,189	2
Total	2,107,925	590,219	1,159,359	2,318,718	2,107,925	8,284,146	69

(1)             Upon exercise of the Class C, D, and E Warrants, net proceeds to the Company will total up to $6.8 million.

(2)             The Regular Conversion Price with respect to the Senior Notes is equal to $.9488.

(3)             Assumes two years interest earned at 14% and that all of it is converted into shares of Common Stock.

(4)             Ownership percentage based on 3,779,256 shares outstanding at June 30, 2006, and issuance of 8,284,146 shares issuable upon full conversion of Senior Notes and two years of interest, and the exercise of all the warrants

	Maximum Shares Issuable if the Approval is Not Obtained
	Conversion of Senior Note		Number of Shares of Common Stock Issuable Upon Exercise of Warrants(1)
	Principal	Interest	Class C	Class D	Class E(1)	# shares	% ownership(2)
Longview Fund, LLP	—	—	—	—	564,054	564,054	12
Alpha Capital, AG	—	—	—	—	188,018	188,018	4
Placement Agents	—	—	—	—	—	—	—
Total	—	—	—	—	752,072	752,072	16

(1)             Upon exercise of the Class E Warrants, net proceeds to the Company will total up to approximately $891,957.

(2)             Ownership percentage based on a total of 3,779,256 shares issued and outstanding at June 30, 2006, and issuance of 752,072 shares issuable upon the exercise of the Class E Warrants.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Analytical Surveys, Inc.
(Registrant)

Date: August 14, 2006	/s/ LORI A. JONES
Lori A. Jones
Chief Executive Officer

Date: August 14, 2006	/s/ BARRY GOLKO
Barry Golko
Chief Accounting Officer