Form 10KSB
period 2006-09-30
ANALYTICAL SURVEYS INC
filed 2006-12-22
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒                            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2006

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13111

ANALYTICAL SURVEYS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

8610 N. New Braunfels, Suite 205, San Antonio, Texas 78217

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

State issuer’s revenues for its most recent fiscal year, September 30, 2006: $4,320,424

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $1,927,421, based on the closing price of the Common Stock on December 1, 2006.

The number of shares outstanding of the registrant’s Common Stock, as of December 1, 2006, was 3,779,256.

Documents incorporated by reference: None

Transition Small Business Disclosure Format (check one):      Yes ☐  No ☒

PART I

Item 1.  Description of Business

Overview

Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) was formed in 1981, and has, since inception, provided customized data conversion, spatial data management and technical services for the geographic information systems (“GIS”) market.  GIS consists of computer software, hardware, data and personnel that are designed to help manipulate, analyze, and present information that is tied to a spatial (geographical) location.  GIS technology enables its users to improve corporate customer information processes that capture, report and monitor information related to usage, billing, payments, order processing, special service requests, and records documentation, with a goal to improve customer service ratings and to meet the requirements of regulatory agencies.  GIS technology also enables users to access and update accurate information regarding the location, condition, and function of physical assets in support of operations and maintenance of facilities.

While there has been an apparent increase in demand for GIS solutions in response to catastrophic events and homeland security initiatives in recent years, we have experienced a significant decrease in demand for GIS data conversion services.  We believe that the primary reason for such decrease is that existing and potential customers have been using newly emerging technology to reduce the need for outsourcing GIS data conversion services, which historically accounted for as high as 75% of the total cost of a typical GIS solution.  Specifically, the emergence in recent years of commercial off-the-shelf (“COTS”) hardware and software solutions for gathering satellite remote sensing base data and topographic, planimetric and cadastral data have given customers increased capabilities to replace our services with an in-house, significantly lower cost alternative.  We believe this shift to COTS, coupled with offerings from service firms with large labor content in India, has resulted in lower margins and increased competition in the industry.  Our financial results reflect this trend.  In fiscal years 2004, 2005 and 2006, our revenues were $11.6 million, $6.1 million, and $4.3 million, respectively. In spite of significant cost cutting measures, in those years we experienced net losses of $1.2 million, $3.3 million, and $0.38 million, respectively.

We have acquired only three new customers with material contracts during the last three fiscal years.  The majority of our revenue in those periods was derived from ongoing service contracts with past customers.  Since the beginning of fiscal 2004, when we closed our facilities in Indianapolis, Indiana, our GIS operations have been conducted from our production center in Waukesha, Wisconsin, and our corporate offices and production center in San Antonio, Texas.  We have continued to downsize by reducing the size of our staff each year to meet the lower demands of our lower business volume.  In fiscal 2005, we experienced additional loss of personnel due to the uncertainty of the acquisition of new GIS contracts.  To address concerns created by this loss of personnel on the part of our customers, partners, and employees, we engaged Wind Lake Solutions, Inc. (“WLS”), to manage our Wisconsin-based personnel in October 2005.  While this strategy temporarily stabilized our Wisconsin office and satisfied our customer’s concerns regarding our ability to provide consistent service to them, it did not result in a long-term solution to sustain or build our GIS business.

During fiscal 2005, we evaluated a broad spectrum of business opportunities.  We engaged a consultant and evaluated acquisitions that would facilitate our entrance into the federal markets.  We also evaluated various opportunities, including software and service solutions for location based services, state and local GIS initiatives.  We were not able to identify an acceptable acquisition serving the GIS marketplace that produced suitable margins or sufficient returns on acquisition costs.

In May 2006,we formed ASI Energy, a division of Analytical Surveys, Inc. (“ASI Energy”), for the sole purpose of acting as an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of on-shore oil and natural gas reserves in the United States.  As such, we are engaged in the acquisition of leases, drilling and production of oil and natural gas in the United States. We act as a non-operator, which means we do not directly manage exploration, drilling or development operations, but instead, we pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  We seek to achieve a balanced growth strategy that includes participation in lower risk development drilling, combined with higher potential exploratory locations.  In addition, we continue to seek acquisitions of proven production with upside potential attributable to behind pipe reserves, infill drilling locations, deeper reservoirs and/or field extension opportunities.  In an effort to maximize efficient use of capital, yet diversify risk, we are focused on investments in the Arkoma and Anadarko Basins, South Texas, and the Texas Gulf Coast regions. We intend to continue to finance these acquisitions through the private placement of equity supplemented by issuance of debt, which is dependent on the terms which we are able to negotiate.

In fiscal 2006, we invested approximately $2.0 million in non-operating working interests in three oil and natural gas properties that are in various stages of drilling and completion or recompletion and are not generating significant quantities of oil or gas.  We did not generate any significant revenue from these investments in fiscal 2006.  Therefore, the discussion of our results of operations in this annual report on Form 10-KSB for the period ended September 30, 2006, is principally related to our operations as a provider of GIS services.

Effective August 1, 2006, we sold the assets associated with our Wisconsin-based production center to RAMTeCH Software Solutions, Inc. (“RAMTeCH”) for $235,000 in cash, which includes $85,000 for fixed assets with a net book value of approximately $30,000, $5,000 for a non-competition clause prohibiting us from indirectly contacting or marketing data conversion or data maintenance services in the continental United States for a period of three years, and $145,000 for transitional consulting services to assist RAMTeCH with the operation of the production center until December 31, 2006. There are no direct costs related to the consulting agreement.  We transferred several ongoing GIS service contracts to RAMTeCH, who assumed the employment obligations relating to the personnel associated with the production center.  RAMTeCH will be entitled to payment for services rendered pursuant to the assigned contracts after August 1, 2006, and is responsible for all costs related to those contracts as well as the operation of the production facility located in Waukesha, Wisconsin.

At September 30, 2006, two contracts were in the final stages of completion, both of which we expect to be completed on or before December 31, 2006.  We completed the production phases of our contract with Worldwide Services and Intergraph (“WWS”), including the field collection phase in Puerto Rico and the conversion of that data prior to September 30, 2006, and are in a reconciliation process which will result in a final billing and collection of approximately $1.2 million after September 30, 2006.  We will continue to perform services on the other contract through December 31, 2006; however, the revenue generated from those services will not be material.

Strategy

We have a business strategy that is based upon non-operating investments in exploration and production of U.S. onshore oil and natural gas reserves. Based upon that strategy, our plan is to acquire interests in leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests and partnerships in Oklahoma and Texas. As a non-operator we pursue opportunities through partnerships with other companies that maintain specific exploration, development, production, geological and geophysical expertise. In addition to drilling activity, we are seeking to acquire proven production with upside potential attributable to behind pipe reserves, infill drilling locations, deeper reservoirs and/or field extensions.

In February 2006, we took initial steps in implementing our business strategy with the purchase of a twenty percent (20%) working interest (with a 16.7% net revenue interest) in an oil well designated as Welker 1-7, located in Pawnee County, Oklahoma for $300,000 cash.  Contemporaneously with such purchase, we entered into an operating agreement with the seller and owner of the other 80% working interest.  Additionally, in March 2006, we purchased certain oil and gas working interests and field equipment for 129,032 shares of our common stock having a fair market value (equal to the closing bid on March 14, 2006) of $1.55 per share, or $200,000, plus $150,000 in cash.

In April 2006, we formed ASI Energy and hired Donald L. Fryhover, a Senior Vice President, to lead the development and expansion into the energy sector.  In September 2006, we hired Louis Dorfman, Jr., as Executive Vice President of ASI Energy to expand our capabilities and presence in the energy sector.

As part of the growth strategy of ASI Energy, we purchased a 12.5% working interest (with a 10% net revenue interest) in a relatively large natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma.  We purchased the leasehold interest for this well utilizing existing cash reserves.  The purchase was based upon a review of the relevant geological, financial and other information, including the relative risk profile of the well and the identity and stature of the operator.  We believe this venture constitutes a unique opportunity to participate and align our operations with a highly respected operator that possesses sophisticated knowledge and experience specific to the Anadarko basin and the structures underlying this portion of Washita County.

We intend to use the expert services of consultants and contractors to perform geology and geophysical evaluations, reservoir engineering, procurement and legal services. We believe the outsourcing of these services will enable us to limit management and employee costs and to better control overhead.

The business of oil and gas investment is capital intensive, and we intend to continue to finance acquisitions through the private placement of equity supplemented by the issuance of debt.  These financing transactions are dependent upon the terms which we can negotiate. In an effort to maximize the efficient use of capital, yet diversify risk, we are focused on investments in the Arkoma and Anadarko basins of Oklahoma, South Texas and Texas Gulf Coast regions.

We have streamlined and will continue to bring efficiencies to our business operations. Subsequent to fiscal 2006 year-end, we relocated our corporate offices to a smaller and less costly facility in San Antonio and reduced our staff to nine persons. We intend to utilize the cash realized from the sale of our Wisconsin production center, plus cash generated from the collection of accounts receivable related to the GIS contracts we retained, to fund our short-term operations. Subsequent to year-end, we collected $1.0 million from WWS, and combined with cash reserves, we paid $2,012,274 in principal and interest on our senior secured convertible notes originally due May 31, 2008 (the “Senior Notes”). The holders of the Senior Notes accelerated the maturity of the Senior Notes when our shareholders did not approve certain conversion terms of the Senior Notes.  Payment of the Senior Notes enabled us to avoid an event of default with related penalties and potential liquidation of our assets.

Customers—GIS Services

We derived GIS service revenues primarily from two core markets: utilities and state and local governments.  We also served commercial businesses. The following three customers accounted for 70% of our consolidated revenues in fiscal 2006: WWS, 35%; AGL Resources (“AGL”), 23%; and Michigan Consolidated Gas Company (“Michcon”), 12%.  At September 30, 2006, WWS accounted for 97% of our total accounts receivable and revenue in excess of billings.  We collected $1.2 million, substantially all of such balances, subsequent to September 30, 2006.

Sales and Marketing

We have traditionally marketed our products and services in domestic and international markets primarily through an internal sales force.  We have not added a significant number of new customers as a result of our sales and marketing efforts during the last three fiscal years.  We discontinued our efforts to market GIS products and services when we sold our Wisconsin-based production center in August 2006.

Subcontractors

We utilized subcontractors when necessary to expand capacity, meet deadlines, reduce production costs and manage workload of our GIS contracts. We engaged domestic subcontractors on a project-by-project basis.  We also utilized multiple sources of labor in India.  All activities performed by subcontractors were assumed by RAMTeCH, the purchaser of our Wisconsin-based production center.  We will not use subcontractors to complete the contracts that we did not assign to RAMTeCH pursuant to the sale of the Wisconsin-based production center.

Research and Development

In late fiscal 2006, we ceased our activities related to the development of new or improved technology and procedures that were intended to enhance our GIS services.  Until that time, most of these activities were related to software development or design of a product or process for a particular contract.  These efforts were typically included as an integral part of our services for the particular project and, accordingly, the associated costs were charged to that project.  Less than one full-time equivalent employee was substantially engaged in research and development efforts.  The amount that we have spent on research and development over the last three fiscal years is immaterial.

Competition

The GIS services business is highly competitive and highly fragmented. Competitors include small regional firms, independent firms, and large companies with GIS services divisions, customer in-house operations and international low-cost providers of data conversion services.  Two of our nationally recognized competitors for conversion services are Avineon and Rolta.  We also competed with numerous regional firms for conversion services and field data collection services.  Because our competitors are all privately owned companies, it is difficult to determine the relative ranking in the market between our competitors and us.

Our competitors in the exploration, development, acquisition and production business include major integrated oil and gas companies as well as numerous independents, including many that have significantly greater financial resources and in-house technical expertise.

Personnel

At September 30, 2006, we had approximately nine employees compared to 82 at September 30, 2005.  We reduced the workforce as we completed contracts, and on August 1, 2006, RAMTeCH assumed all obligations for employees related to our Wisconsin-based production center.  The remaining personnel will be focused on our oil and gas business operations and the completion of our limited GIS operations.

RISK FACTORS

In addition to the other information set forth in this Form 10-KSB the issues and risks described below should be considered carefully in evaluating our outlook and future.

General Perspective on the Overall Risks Involved

For the last several years, our traditional GIS data conversion business has been shrinking dramatically, causing us to incur severe operating losses.  Although we have reduced our operating losses in the current fiscal year as a result of cost cutting measures, our backlog continues to decline, and we have not been successful in obtaining any significant contracts.  The fixed overhead costs required to perform the remaining contracts preclude us from being able to return to profitability by pursuing our traditional business.  Indeed, without additional cost cutting measures, our cash flow derived solely from the GIS business may be insufficient to meet the operating and capital requirements of our business beyond the current fiscal year.

As we enter into the oil and gas exploration and production business, we are seeking to make investments in oil and gas activities that will result in a level of operating income that will generate cash flow sufficient to meet our operating and capital requirements.  Our acquisitions of the working interests in February and March 2006 were small and will not produce significant cash flows.  Our decision in May 2006 to invest $1.7 million in the Washita County well, was intended to provide the potential for significant cash flow.  However, there is no assurance that such cash flow, if any, will be realized.

There is no assurance that our intended transition into an oil and gas producer will indeed be seamless.  In other words, a major restructuring of the Company might be necessary if the Washita County well is unsuccessful.

Our cash flow may be insufficient to meet our operating and capital requirements.

We currently do not have a line of credit with any lender and rely solely on cash flow from operations to fund future operations and expenditures.  There is no assurance that the cash flow from operations will be sufficient to meet our capital requirements. We must receive cash from our investments in oil and natural gas properties and convert accounts receivable and revenue earned in excess of billings to cash in order to meet our operating expenses and debt payments.  If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

Our current and former independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

During fiscal years 2000 through 2006, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness.  Our revenues and backlog have also decreased substantially during the same period.  After September 30, 2006, we will no longer generate any significant revenue from GIS services, but we will depend on realizing cash flow from our investments in oil and natural gas properties.  Our independent auditors issued a going concern qualification on our financial statements for fiscal 2004, 2005, and 2006, based on the significant operating losses reported in those years and a lack of external financing. Our former independent auditors issued a going concern qualification on our financial statements for fiscal 2000, 2001, 2002, and 2003.  The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, was based on the significant operating losses reported in fiscal 2003 and 2002 and a lack of external financing to fund working capital and debt requirements.  As of September 30, 2006, the amount of our accumulated deficit is approximately $34.1 million.

We have outstanding preferred stock and “blank check” preferred stock that could be issued resulting in the dilution of common stock ownership.

Our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. We currently have outstanding

280,000 shares of Series A Convertible Preferred Stock, which together with the related warrants and possible dividends paid in kind, are convertible into a total of 262,670 shares of common stock, an amount which is approximately 6.95% of the 3,779,256 shares of common stock currently outstanding as of December 1, 2006.  When converted, these shares will represent a dilution to the existing shareholders.  The preferred stock holds dividend priority and a liquidation preference over shares of our common stock.  Our common stock will be subject to additional dilution if our board of directors utilizes its right to issue additional shares of preferred stock that is convertible into common stock. Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock currently outstanding and any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

Existing shareholders may experience very significant dilution from the sale of our common stock pursuant to outstanding Class A, Class B, and Class E Warrants.

The sale of our common stock pursuant to our outstanding Class A, B, and E Warrants will have a very significant dilutive impact on our shareholders.  Up to 1,515,852 shares of common stock could be issuable upon the exercise of the Class A, B, and E Warrants, representing 40.1% of the 3,779,256 shares issued and outstanding as of December 1, 2006.  However, the Class E Warrant contains exercise limitations that are likely to cause its exercise to extend over its entire combined five-year exercise period and could prevent the exercise of a portion of the Class E Warrants.  Nevertheless, it is highly probable and unavoidable that our net income per share will decrease in future periods and the market price of our common stock could decline. If our stock price decreases, then our existing shareholders would experience greater dilution.  Moreover, the perceived risk of dilution may cause our shareholders to sell their shares, which would contribute to a decline in the price of our common stock. The perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Our stock price is highly volatile and the purchase or sale of relatively few shares can disproportionately influence the share price.

The trading price and volume of our common stock has been and may continue to be subject to significant fluctuations in response to:

•                     actual or anticipated quarterly variations in our operating results;

•                     conditions generally affecting the oil and gas industry;

•                     the success of our business and operating strategy; and

•                     the operating and stock price performance of other comparable companies.

The trading price of our common stock may vary without regard to our operating performance. Historically, we have been a thinly traded stock, therefore relatively few shares traded can disproportionately influence share price.

We face possible delisting from The NASDAQ Capital Market, which could result in a limited trading market for our common stock, and could negatively affect the price of our common stock.

One July 21, 2006, we received a notice from the NASDAQ Stock Market that we were no longer in compliance with the requirements for continued inclusion of our common stock on the NASDAQ Capital Market pursuant to the NASDAQ’s Marketplace Rule 4310(c)(4) (the “Rule”) because our common stock closed below $1.00 per share for 30 consecutive business days.  We were given 180 calendar days, or until January 17, 2007, to regain compliance with the Rule.  To regain compliance with the Rule, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days before January 17, 2007.

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, including the Rule and the minimum stockholders equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.  There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ Capital Market.

Future sales of our common stock may cause stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  In addition, the sale of our common stock could impair our ability to raise capital through the sale of additional common or preferred stock.  As of December 1, 2006, we had 3,779,256 shares of common stock outstanding, excluding stock options, of which, 3,696,302 shares are freely tradeable.

The results of oil and gas investments may yield revenue that falls short of expectations causing harm to our business.

Although several oil and gas investments have been made, the Washita County well is our largest investment to date and therefore significant emphasis has been placed upon this investment. While the Adrienne 1-9 is an offset well to a significant producer of natural gas, there is no assurance that this well will be a significant producer of natural gas.  There is also no assurance that, upon completion, the wells will ultimately yield production in amounts necessary to support the financial projections.  In either case, we will not realize the revenue expected by us.  In the extreme case, where no revenue is realized because the operator was forced to plug and abandon the wells, our overall business will be significantly harmed, and we may be forced to liquidate our assets.

If we are unable to retain the members of our senior management team our business operations may be adversely impacted.

Our success depends upon the continued service of our key employees:  Lori A. Jones, Chief Executive Officer, Donald L. Fryhover, Senior Vice President, and Louis Dorfman, Jr., Executive Vice President.  Our ability to retain our management team is an important factor in our turnaround program and our ability to pursue our overall business plan.  Other than Messrs. Fryhover and Dorfman, we do not have qualified personnel who have experience in oil and gas exploration and production.  In order to successfully implement and manage our entry into the oil and gas business, we may have to recruit additional qualified personnel having experience in the oil and gas exploration and production business. Competition in the oil and gas sector for qualified individuals is intense.  We may not be able to find, attract and retain qualified personnel on acceptable terms.  In addition, while we have an employment agreement with Ms. Jones, there is no assurance that we will be able to retain the services of such key personnel.  We do not maintain any key personal life insurance policies.  Layoffs in recent years may impair our ability to retain and recruit other key personnel.  The loss or interruption of the services of Ms. Jones or Messrs. Fryhover or Dorfman could have a material adverse effect on our business, financial condition and results of operations.  Our future financial results will also depend upon our ability to attract and retain highly skilled technical, managerial and marketing personnel.

If we are unable to obtain additional funding our business operations will be harmed.

We believe that our current cash position will be sufficient to meet our share of the operating expenses and capital expenditures required to exploit completely the oil and gas interests we have acquired thus far, including the Washita County well.  However, in order to fully implement our strategy of transitioning into the oil and gas sector, we will need to acquire additional oil and gas interests and will, therefore, require additional funding.  Although we may receive approximately $1,972,705, less expenses, from the exercise of currently issued warrants, we have no way of estimating the ultimate amount that we will receive from the exercise of warrants.  Also, we do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms.  Insufficient funds may prevent us from implementing our business strategy.

Competition in the oil and gas industry is intense, which may adversely affect our ability to succeed.

The oil and gas industry is intensely competitive and we compete with other companies that have greater resources.  Many of these companies not only explore for and produce oil and gas, but also carry on refining operations and market petroleum and other products on a regional, national or global basis.  These companies may be able to pay more for productive oil and gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.  In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and gas market prices.  Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position.  Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.  In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and gas properties.

The marketability of natural resources is affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulations concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Environmental liabilities and environmental regulations may have an adverse effect on our business.

The oil and gas business is subject to environmental hazards such as spills, leaks or any discharges of petroleum products and hazardous substances.  These environmental hazards could expose us to material liabilities for property damage, personal injuries and/or environmental harms, including the costs of investigating and rectifying contaminated properties.

Environmental laws and regulations govern several aspects of our oil and gas business, such as drilling and exploration, production, transportation and waste management.  Compliance with environmental laws and regulations can require significant costs or may require a decrease in production.  Moreover, noncompliance with these laws and regulations could subject us to significant administrative, civil or criminal fines or penalties.

The oil and gas business is subject to changing government regulations.

Federal, state or local government agencies may impose environmental, labor or other regulations that increase costs and/or terminate or suspend operations.  The oil and gas business is subject to federal, state and local laws and regulations. These regulations relate to, among other things, the exploration, development, production and transportation of oil and gas.  Existing laws and regulations could be changed, and any changes could increase costs of compliance and costs of operations.

Our business involves numerous operating hazards.

Our operations, including the Washita County well, are subject to certain hazards inherent in drilling for oil or gas, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings or fires.  The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel.  Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages.  Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires.  We may also be subject to damage claims by other oil and gas companies.

Although we, and the operators we engage, will maintain insurance in the areas in which we operate, pollution and environmental risks generally are not fully insurable.  Our insurance policies and contractual rights to indemnity may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks.  If a significant accident or other event occurs and is not fully covered by insurance or other contractual indemnity, it could adversely affect our financial position and results of operations.

Item 2.  Description of Property

On November 1, 2006, we relocated to our principal executive offices, currently consisting of 2,900 square feet of office space, located at 8610 N. New Braunfels, Suite 205, San Antonio, Texas  78217.  This space is leased through December 2011.

Item 3.  Legal Proceedings

In November 2005, we received an alias summons notifying us that we have been named as a party to a suit filed by Sycamore Springs Homeowners Association in the State of Indiana.  The summons names the developer of the Sycamore Springs neighborhood as well as other firms that may have rendered professional services during the development of the neighborhood.  The claimants allege that the services of Mid-States Engineering, which was a subsidiary of MSE Corporation which we acquired in 1997, affected the drainage system of Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003.  The summons does not quantify the amount of damages that are being sought nor the period that the alleged wrongful actions occurred.  We sold Mid-States Engineering in September 1999.  We believe that we have been wrongfully named in the suit and we are diligently pursuing dismissal without prejudice.

We are also subject to various other routine litigation incidental to our business.  Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters To A Vote Of Security Holders

On September 29, 2006, at the annual meeting of shareholders, our shareholders reelected four directors to the Board of Directors and ratified the appointment of Pannell Kerr Forster of Texas, P.C. as our independent registered public accounting firm for the fiscal year ended September 30, 2006.  Shareholders did not approve the issuance of shares of our common stock pursuant to our Senior Note or the issuance of common stock to Pluris Partners.

The following table provides the number of votes cast on each matter:

	FOR	WITHHELD
Election of Board of Directors

R. Thomas Roddy	3,036,801	30,906
Edward P. Gistaro	3,037,256	30,451
Rad Weaver	3,037,160	30,547
Lori A. Jones	3,039,776	27,931

	FOR	AGAINST	ABSTAIN
Authorization and approval of the issuance of shares of Common Stock upon conversion of the Company’s Secured Convertible Promissory Notes and upon the exercise of certain warrants, all issued as part of the private placement transaction effected on May 31, 2006.	163,531	225,246	13,246

Issuance of 75,000 shares of Common Stock and warrants to purchase 75,000 shares of Common Stock to Pluris Partners, Inc., pursuant to the Consulting Agreement, dated December 7, 2005, as amended.	169,490	224,034	8,499

Ratification of Pannell Kerr Forster of Texas, P.C. as independent registered public accounting firm	3,046,070	11,434	10,203

PART II.

Item 5.  Market For Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock (“Common Stock”) is traded on the NASDAQ Capital Market under the symbol “ANLT.”  As of October 1, 2006, we had approximately 4,900 holders of record.  The following table sets forth the high and low sales prices for our Common Stock as reported on NASDAQ.  The high and low sale prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended September 30, 2006
First quarter	$3.74	$1.04
Second quarter	2.22	1.26
Third quarter	1.75	0.25
Fourth quarter	1.15	0.40

Year Ended September 30, 2005
First quarter	8.74	1.01
Second quarter	4.19	2.15
Third quarter	2.39	1.30
Fourth quarter	2.26	1.22

Dividends

Since becoming a public company, we have not declared or paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.  We presently expect that we will retain all future earnings, if any, for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

In March 2006, we financed two acquisitions in part from proceeds of a $760,000 private placement of Series A Convertible Preferred Stock (convertible into 598,425 shares of our common stock) (the “Convertible Preferred”) accompanied by Class A Warrants (exercisable into 299,212 shares of our common stock at $1.34 per share) and Class B Warrants (exercisable into 299,212 shares of our common stock at $1.49 per share).  As of September 30, 2006, 280,000 shares of the Convertible Preferred remain outstanding and none of the Class A and Class B Warrants have been exercised.  The shares of our common stock issuable upon conversion of the Convertible  Preferred and exercise of the Class A and Class B Warrants were registered for resale under a Registration Statement on Form S-3 (Registration No. 333-132691) filed with the SEC on March 29, 2006, and which became effective on April 11, 2006.

In May 2006, we financed an acquisition by means of a $2 million private placement.  In connection with the private placement, we issued the Senior Notes, Class E Warrants, Class C Warrants, and Class D Warrants, all to two investors pursuant to Section 4(2) of the Securities Act.  At our Annual Meeting of Shareholders held on August 29, 2006, the shareholders considered and rejected certain conversion terms of the Senior Notes and the issuance of warrants other than Class E Warrants entitling the holders to purchase 752,072 shares of our common stock at an exercise price of $1.186 per share, the closing bid price of our common stock on May 31, 2006, the closing date of the private placement.  We filed a Registration Statement on Form S-3 (Registration No. 333-136078) with the SEC registering the shares of Common Stock issuable upon exercise of the Class E Warrants.  The Registration Statement was declared effective on October 13, 2006.

Potential Issuance of Shares of Common Stock Pursuant to the Warrants

The following tables set forth the number of shares of Common Stock that could be issued upon and exercise of the Warrants:

	Number of Shares of Common Stock Issuable Upon Exercise of Warrants(1)
	Class E(1)	# shares	% ownership(2)
Longview Fund, LLP	564,054	564,054	12.99%
Alpha Capital, AG	188,018	188,018	13.14	%(3)
Total	752,072	752,072	23.14%

(1)          Upon exercise of the Class E Warrants, net proceeds to the Company will total approximately $891,957, less expenses.  We intend to use any such proceeds for working capital purposes.

(2)          Percentage ownership is based on 3,779,256 shares of our common stock outstanding as of December 1, 2006.  In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity prior to the offering, we deemed outstanding shares of common stock subject to the warrants held by that person that are currently exercisable or exercisable within 60 days of December 1, 2006.  We did not deem these shares outstanding, however, for purposes of computing the percentage ownership of any other person.

(3)          Includes 12,056 shares held directly, 157,480 shares of common stock issuable upon conversion of 200,000 shares of Convertible Preferred, 15,433 shares of common stock potentially issuable in lieu of cash for payment of dividends on the Convertible Preferred, 98,425 shares of common stock issuable upon the exercise of Class A Warrants and 98,425 shares issuable upon the exercise of Class B Warrants.

Issuer Purchases of Equity Securities.

None

Item 6. Management’s Discussion And Analysis Or Plan Of Operation

The discussion of our financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-KSB. This Form 10-KSB contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-KSB, or in the documents incorporated by reference into this Form 10-KSB, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements in “Business – Overview and – Risk Factors” and statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-KSB are based upon information available to us on the date of this Form 10-KSB, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in this Form 10-KSB. Factors that could cause or contribute to such differences include, but are not limited to, the resolution or outcome of the lawsuits described in “Litigation” above, the effect of changes in our management and the ability to retain qualified individuals to serve in key management positions, and those discussed below, in “Business— Risk Factors,” and elsewhere in this Form 10-KSB.

Overview

Founded in 1981, we have historically served as a provider of data conversion and digital mapping services to users of customized geographic information systems.  We have experienced a steady decrease in the demand for our services over the past five years.  We believe that the primary reason for such decrease is newer technology that has reduced the need for outsourcing GIS data conversion services, which historically accounted for as high as 75% of the total cost of a typical GIS solution.  Commercial off-the-shelf (“COTS”) hardware and software solutions have provided our target customers with increased capabilities to replace our services with an in-house, significantly lower cost alternative.  This shift to COTS, coupled with offerings from service firms with large labor content in India, has resulted in lower margins and increased competition in the industry.  Our backlog has decreased substantially in each of the past five years, and we have been unsuccessful in winning new business at acceptable margins.

Our independent auditors, Pannell Kerr Forster of Texas, P.C., issued a going concern qualification on our financial statements for the fiscal years ended September 30, 2006 and 2005.  The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, is based on the significant operating losses reported in fiscal 2006 and 2005, and a lack of external financing.

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

In fiscal 2006, we acted upon our belief that we would not be able to sustain the operations of our historical business.  We are transitioning our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves.

On December 7, 2005, we engaged Pluris Partners, Inc., a merchant banking firm specializing in merger and acquisition, private equity placement and financial advisory services, to facilitate the expansion of our service offering into the energy sector, including the acquisition of oil and gas exploration and production rights.

On April 24, 2006, we appointed Mr. Don Fryhover as senior vice president and in May 2006, we announced the formation of the ASI Energy.  We seek to achieve a balanced growth strategy that includes participation in lower risk development drilling, combined with higher potential exploratory locations.  We intend to continue to finance these acquisitions through the private placement of equity supplemented by issuance of debt, which is dependent on the terms on which we are able to negotiate, if any.  On September 29, 2006, we appointed Mr. Louis Dorfman, Jr. as Executive Vice President of ASI Energy.

Our decision to transition our principal business from a our traditional GIS data conversion business was based on the dramatic decrease of the GIS business in past years and the severe operating losses we have incurred.  We have acquired only four new customers with material contracts during the past three fiscal years, and the majority of our revenue during those years was derived from ongoing services with past customers.  We reduced our staff in fiscal 2005 to meet the lower demands of our existing business, and we experienced additional loss of personnel due to the uncertainty of the acquisition of new GIS contracts.  To address concern created by this loss of personnel on the part of our customers, partners, and employees, we engaged Wind Lake Solutions, Inc.

(“WLS”), to manage our Wisconsin-based personnel in October 2005.  We terminated this management agreement with WLS on June 30, 2006.  While this strategy temporarily stabilized our Wisconsin office and satisfied our customer’s concerns regarding our ability to provide consistent service to them, it did not result in a long-term solution to sustain or build our GIS business.

Effective August 1, 2006, we sold the assets associated with our Wisconsin-based production center to RAMTeCH Software Solutions, Inc. (“RAMTeCH”) for $235,000 in cash, which includes $85,000 for fixed assets with a net book value of approximately $30,000, $5,000 for a non-competition clause prohibiting us from indirectly contacting or marketing data conversion or data maintenance services in the continental United States for a period of three years, and $145,000 for transitional consulting services to assist RAMTeCH with the operation of the production center until December 31, 2006. There are no direct costs related to the consulting agreement.  We transferred several ongoing GIS service contracts to RAMTeCH, who assumed the employment obligations relating to the personnel associated with the production center.  RAMTeCH will be entitled to payment for services rendered pursuant to the assigned contracts after that date, and is responsible for all costs related to those contracts as well as the operation of the production facility located in Waukesha, Wisconsin.

In our GIS business, we engaged in research and development activities; however, associated expenses were not significant and represented less than $100,000 per year, or less than 5% of our total operating expense.  The majority of these activities occurred as we developed software or designed a product for a particular contract.  These efforts were typically included as an integral part of our services for the particular project and, accordingly, the associated costs were charged to that project.  Such custom-designed software could often be applied to projects for other customers, since we retained ownership of such proprietary software or products.

At September 30, 2006, we were in a reconciliation phase of our contract with Worldwide Service, Inc. and Intergraph, (“WWS”), and in the final stages of completion on another contract, which will be completed on or before December 31, 2006.  We completed the production phases of our contract with WWS in July 2006, including the field collection phase in Puerto Rico as well as the conversion phase.  Substantially all of our accounts receivable at September 30, 2006, were related to this contract.  In October 2006, we collected $1.0 million of the $1.2 million account receivable that was outstanding on September 30, 2006.  The reconciliation process may result in additional billings.  We will continue to perform services on the other contract through December 31, 2006; however, the revenue generated from those services will not be material.

In fiscal 2006, we raised additional capital to finance several investments in oil and gas interests.  We issued 760,000 shares of Series A Convertible Preferred Stock (convertible into 598,425 shares of our common stock) (the “Convertible Preferred”) accompanied by Class A Warrants (exercisable into 299,212 shares of our common stock at $1.34 per share) and Class B Warrants (exercisable into 299,212 shares of our common stock at $1.49 per share) with gross proceeds of $760,000.  We also issued Senior Notes totaling $2.0 million, which we repaid subsequent to September 30, 2006, utilizing cash generated from the sale of our production center in Wisconsin and collections of receivables from contracts that are in final stages of completion.  We have made investments in three oil and gas properties which are in various stages of drilling and completion or recompletion and are not generating significant quantities of oil or gas.

At September 30, 2006, we employed approximately nine full-time employees.  While we have and will continue to reduce our general and administrative expenses, we are incurring legal and professional fee expenses related to our initiative into new business ventures.  We also anticipate that compliance with the requirements of the Sarbanes-Oxley Act, as applicable, will require substantial financial and management resources and result in additional expenses.

Our traditional GIS data conversion business has decreased dramatically in the past years, causing us to incur severe operating losses.  Through cost cutting measures, we have substantially reduced our operating losses in fiscal 2006.  We collected approximately $1.0 million subsequent to September 30, 2006, pursuant to the completion of production phases of our contract with WWS.  However, such cash flow derived solely from this business may be insufficient to meet the operating and capital requirements of our business beyond the first fiscal quarter of 2007.

Our entry into the oil and natural gas exploration and production business is very recent.  Although several oil and gas investments have been made, the Washita County well (the “Adrienne 1-9”) is our largest investment to date and therefore significant emphasis has been placed upon this investment. The Adrienne 1-9 offsets a well drilled by Marathon Oil Company, the Folks 1-17, which reported gas volume through May 2006 totaling more than 2 billion cubic feet of natural gas, with the most current month’s reported production for the well totaling approximately 420 million cubic feet.  However, there is no assurance that the Adrienne 1-9 will produce natural gas.  There is also no assurance that, upon completion, any of the wells will ultimately yield production in amounts necessary to support the financial projections.  In either case, we may not realize the revenue expected by us.  In the extreme case, where no revenue is realized because the operator is forced to plug and abandon the wells, our overall business will be significantly harmed, and we could be forced to liquidate our assets.

Other than Messrs. Fryhover and Dorfman, we do not have personnel who have experience in oil and natural gas exploration and production.  In order to successfully implement and manage our entry into the oil and natural gas business, we may have to recruit additional qualified personnel having experience in the oil and natural gas exploration and production business. Competition in the oil and natural gas sector for qualified individuals is intense.  We may not be able to find, attract and retain qualified personnel on acceptable terms.

We believe that our current cash position will be sufficient to meet our share of the operating expenses and capital expenditures required to exploit completely the oil and natural gas interests we have acquired thus far, including the Washita County well.  However, in order to fully implement our strategy of transitioning into the oil and gas sector, we will need to acquire additional oil and natural gas interests and will, therefore, require additional capital.  Although we may receive approximately $1.9 million, less expenses, from the exercise of the warrants described in Notes 4 and 6, we have no way of estimating the ultimate amount that we will receive from the exercise of warrants.  Also, we do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms.  Insufficient funds may prevent us from implementing our business strategy.

The oil and natural gas industry is intensely competitive and we compete with other companies that have greater resources.  Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or global basis.  These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.  In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices.  Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position.  Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.  In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

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

It must be recognized that our ultimate objective is a transition from a company providing a specialized service to that of an independent oil and natural gas producer.  Given the risks associated with this transition, there is no assurance that such transition will be seamless, or require us to undertake a major restructuring.  Such undertakings might include a merger with a privately held independent oil and natural gas producer or other suitable entity.

Critical Accounting Policies

Revenue Recognition.  We recognize revenue from GIS services using the percentage of completion method of accounting on a cost-to-cost basis.  For each contract, an estimate of total production costs is determined and these estimates are reevaluated monthly.  The estimation process requires substantial judgments on the costs over the life of the contract, which are inherently uncertain.  The duration of the contracts and the technical challenges included in certain contracts affect our ability to estimate costs precisely.  Production costs consist of internal costs, primarily salaries and wages, and external costs, primarily subcontractor costs.  Internal and external production costs may vary considerably among projects and during the course of completion of each project.  At each accounting period, the percentage of completion is based on production costs incurred to date as a percentage of total estimated production costs for each of the contracts.  This percentage is then multiplied by the contract’s total value to calculate the sales revenue to be recognized. The percentage of completion is affected by any factors which influence either the estimate of future productivity or the production cost per hour used to determine future costs.  Sales and marketing expenses associated with obtaining contracts are expensed as incurred.  If we underestimate the total cost to complete a project, we recognize a disproportionately high amount of revenue in the earlier stages of the contract, which would result in disproportionately high profit margins in the same period.  Conversely, if we overestimate the cost to complete a project, a disproportionately low amount of revenue is recognized in the early stages of a contract.  While our contracts generally contain termination clauses they also provide for reimbursement of costs incurred to date in the event of termination.

Oil, natural gas revenues are recognized when delivery has occurred and title to the products has transferred to the purchaser.

Oil and Gas Properties.  We follow the full cost method of accounting for oil and natural gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and natural gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and legal due diligence costs directly related to acquisition, exploration and development activities, are capitalized. Capitalized costs of oil and gas properties also include estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.

The sum of net capitalized costs and estimated future development and dismantlement costs is depleted on the equivalent unit-of-production method, based on proved oil and natural gas reserves as determined by independent petroleum engineers.

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

Litigation.  We are subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business.  Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel.  When estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS No. 5 “Accounting for Contingencies”, amounts are recorded as charges to operations.  The ultimate resolution of any exposure may change as further facts and circumstances become known.

Income Taxes.  We reported a net loss in fiscal 2006 and 2005.  The current and prior year losses have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $25.4 million as of September 30, 2006.

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

It is possible, however, that we could be profitable in the future at levels which may cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward.  Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 39% under current tax rates.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Results Of Operations

The following table sets forth, for the fiscal years ended September 30, 2006 and 2005, selected consolidated statement of operations data expressed as a percentage of sales:

Percentage of Sales:	2006	2005
Revenues	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	62.3	86.8
Subcontractor costs	12.1	25.1
Other general and administrative	28.7	38.1
Depreciation and amortization	1.5	2.9
Severance and related costs	0.0	1.1
Loss from operations	(4.6)	(54.0)
Other expense, net	(3.1)	(1.1)
Loss before income taxes	(7.7)	(55.1)
Income taxes	—	—
Net loss	(7.7)%	(55.1)%

Fiscal Years Ended September 30, 2006 and 2005

Revenues.  We recognize revenues as services are performed.  Revenues recorded in a period are reported net of adjustments to reflect changes in estimated profitability of each project.  Revenues decreased $1.7 million, or 28.7%, to $4.3 million for fiscal 2006 from $6.1 million for fiscal 2005.  The decrease in revenues is due to a lower number of active contracts in the fiscal 2006 period and the sale assignment of several ongoing contracts to RAMTeCH on August 1, 2006, which had the effect of reducing revenue during the fourth quarter of fiscal 2006.  The level of new contracts in each of the past four fiscal years was lower than in previous years and, as a result, revenues have decreased as well.

Salaries, Wages and Benefits.  Salaries, wages and benefits include employee compensation for production, marketing, selling, administrative, and executive employees.  Salaries, wages and benefits decreased 48.8% to $2.7 million for fiscal 2006 from $5.3 million for fiscal 2005.  The decrease was a result of reductions in our workforce related to reduced revenue volume and fewer administrative employees.

Subcontractor Costs.  Subcontractor costs include production costs incurred through the use of third parties for production tasks such as data conversion services to meet contract requirements and field survey services.  Subcontractor costs decreased 65.7% to $0.5 million for fiscal 2006 from $1.5 million for fiscal 2005.  The decrease was due to our reduced business volume.

Other General and Administrative.  Other general and administrative expenses include rent, maintenance, travel, supplies, utilities, insurance and professional services.  Such expenses decreased 46.3% to $1.2 million for fiscal 2006 from $2.3 million for fiscal 2005.  The decrease was attributable to decreases in occupancy, travel, and professional fee expenses, as well as the general decrease in personnel and related expenses in fiscal 2006 as compared to fiscal 2005.

Depreciation and Amortization.  Depreciation and amortization for fiscal 2006 decreased 63.8% to $63,000 from $175,000 for fiscal 2005 due to equipment becoming fully depreciated.  The replacement cost on computer equipment is significantly lower than the replaced items.  Additionally, we have been able to upgrade existing equipment, which has minimized our need to purchase new equipment.  Accordingly, depreciation expense has decreased in recent periods.

Severance and Related Costs.  We incurred severance expense of $0 in fiscal 2006 and $67,000 in fiscal 2005.  The expense in fiscal 2005 was incurred as a result of the termination of our former CEO’s employment contract which provided for a significant severance payment.

Other Income (Expense).  In fiscal 2006, other expense was principally a result of the amortization of approximately $115,000 of deferred expenses related to the Senior Notes, offset by a $43,000 gain on the sale of the assets related to our Wisconsin production center and related consulting fee income totaling $58,000.  In fiscal 2005, we recorded other income totaling $12,000 as a result of the decrease in the fair market value of the derivative features of and amortization of the premium on our $2.0 senior secured note  issued April 2, 2002 (“Note”) until it was converted on November 10, 2004, and the unamortized balance was reclassified to stockholders’ equity.  Interest expense increased to $177,000 for fiscal 2006 from $78,000 in fiscal year 2005. The higher interest expense was a result of the higher 14% rate of interest and amortization of the discount on the Senior Notes during fiscal 2006 compared to the 7% rate of interest on the Note which was outstanding during fiscal 2005.  See Note 4 to the consolidated financial statements.  Other interest expense related to various other debt instruments was offset by interest income.

Gain on Extinguishment of Debt.  We recognized a gain on extinguishment of debt totaling $61,000 related to the relinquishment of accrued dividends by the holders of our Series A Redeemable Preferred Stock (“Preferred Stock”).  On February 1, 2006, we issued 318,000 shares of Common Stock in exchange for the outstanding shares of the Preferred Stock, which had a carrying value of approximately $269,000 and a current redemption price of $299,583.  The transaction eliminated all of our obligations related to the

Preferred Stock, including approximately $61,000 of accrued dividends, the right to which was relinquished by the holders as part of the transaction.

Income Tax Benefit.  Federal income tax expense for fiscal year 2006 is projected to be zero and accordingly, we recorded an effective federal income tax rate of 0%.  Federal income tax expense for fiscal year 2005 was zero.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for fiscal 2006 and 2005.

Net Loss.  Net loss available to common shareholders decreased from $3.3 million fiscal 2005 to $383,000 in fiscal 2006.  The lower net loss in fiscal 2006 was a result of improved management of project cost and schedule performance in 2006, streamlined executive management, reduction of general and administrative expenses, and the sale of assets related to the Wisconsin production center.

Liquidity And Capital Resources

Table of Contractual Obligations.  Below is a schedule (by period due) of the future payments (in thousands), which we are obligated to make over the next five years based on agreements in place as of September 30, 2006.

	Fiscal Year Ending September 30
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$36	47	49	46	47	12	$237
Capital lease obligations	22	14	—	—	—	—	36
Senior secured convertible notes	2,012	—	—	—	—	—	2,012
Interest payments on preferred stock	20	12	—	—	—	—	32
Total	$2,090	73	49	46	47	12	$2,317

Historically, the principal source of our liquidity consisted of cash flow from operations supplemented by funds secured through issuances of equity and convertible debt.  At September 30, 2006, our debt obligations included $2.0 million in Senior Notes, which we paid in full on October 18, 2006.  We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows (in thousands).

	September 30, 2006	September 30, 2005
Long-Term Debt
Senior secured convertible notes	$1,957	$—
Other debt and capital lease obligations	29	47
Redeemable preferred stock	—	247
	1,986	294
Less current portion	(1,973)	(17)
	$13	$277

On April 2, 2002, we issued to Tonga Partners, LLP (“Tonga”) a $2.0 million Note, which was partially converted into Common Stock on October 29, 2003, resulting in a new principal balance of $1.7 million.  On November 10, 2004, Tonga converted the outstanding principal and accrued interest of the Note into Common Stock at the conversion price of $1.05, representing 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10, 2004.  The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522.  During the first quarter of fiscal 2005, we recognized approximately $12,000 in other income as we amortized the Note’s premium through November 11, 2004.

Pursuant to the expansion of our business strategy from a GIS services provider into an independent oil and gas enterprise engaging in non-operating participation in drilling and production prospects of oil and natural gas reserves, on May 30, 2006, we issued the Senior Notes to two holders in the principal amount of $1.5 million and $0.5 million, respectively, to fund the drilling and completion of a 12.5% working interest in a natural gas well located in Washita County, Oklahoma.  The Senior Notes had a maturity date of May 31, 2008, and bear interest at the rate of 14%, payable quarterly.  The Holders also received Class E Warrants entitling them to purchase, in the aggregate, 752,072 shares of the Common Stock at an exercise price of $1.186 per share, which was the closing bid price of the Common Stock on May 31, 2006.

Pursuant to the terms of the Senior Notes, we asked our shareholders to approve a provision that would make Senior Notes convertible into Common Stock at a conversion price equal to $0.95 per share, which represented a 20% discount to the closing bid price of our Common Stock on the date of closing, plus the issuance of additional warrants for the purchase of an additional 4.75 million shares of our Common Stock.

Shareholders did not approve the conversion terms and the issuance of additional warrants at our Annual Meeting of Shareholders held on August 29, 2006.  On September 19, 2006, the Holders exercised their right to accelerate the maturity of the Senior Notes to October 19, 2006, on which date the principal amount, together with accrued and unpaid and the issuance interest and all other sums due under the Senior Notes became due and payable in cash.

On October 18, 2006, we paid the outstanding principal and interest due on the Senior Notes, which totaled $2,012,274, utilizing cash reserves and the collection of $1.0 million of accounts receivable subsequent to September 30, 2006.

A Registration Statement on Form S-3, as amended (Registration No. 333-136078), registering the common stock issuable upon exercise of the Class E Warrants, was declared effective by the Securities and Exchange Commission on October 13, 2006.

We recorded the Senior Notes at a discount after giving effect to the $80,424 estimated fair value of the Class E Warrants, which was credited to equity.  The effective rate of interest on the Senior Notes is 20%.  Interest expense is recorded using this effective rate of interest.  The carrying value of the Senior Notes was accreted to the face amount by charges to interest expense over the two year term until September 19, 2006, on which date we accelerated the rate of accretion to reflect the new maturity date of October 19, 2006.  The carrying value at September 30, 2006, is $1.957 million and represents the $2.0 million outstanding principal less the unearned discount.  The unearned discount of $43,196 as of September 30, 2006 represents the estimated fair value of the Class E Warrants of $80,424 less accretion.

We incurred expenses totaling approximately $249,000 related to the issuance of the Senior Notes.  We recorded these expenses as prepaid or deferred expenses.  These expenses were amortized to other expense over the two-year term of the Senior Notes until September 19, 2006, on which date we accelerated the rate of amortization to reflect the new maturity date of October 19, 2006.  At September 30, 2006, the unamortized balance of the deferred expense totaled $133,728.

Subsequent to year end, and for the purpose of funding the expansion of our Energy Division, we issued three new one-year senior secured convertible notes (“Convertible Notes”) totaling $1.65 million,  The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of the Common Stock on the trading date preceding the closing date of November 24, 2006.  Upon maturity, any unconverted outstanding principal and interest is due and payable in cash.  In connection with the transaction, we also issued warrants to purchase 2,564,029 shares of our Common Stock at $0.57 per share, which was $0.01 above the fair market value of the Common Stock on the trading date preceding the closing date.  The warrants are exercisable any time after May 24, 2007 and before November 24, 2011.  Net proceeds after expenses totaled approximately $1.456 million.

At September 30, 2005, 166,435 shares of Preferred Stock were outstanding, and which were redeemable at $1.80 per share, or $299,583, until December 27, 2006, or at $2.00 per share on December 28, 2006, or $332,870.  On February 1, 2006, we issued 318,000 shares of Common Stock in exchange for the outstanding shares of the Preferred Stock, which had a carrying value of approximately $269,000 and a current redemption price of $299,583.  The transaction eliminated all of our obligations related to the Preferred Stock, including accrued dividends of approximately $61,000, the right to which was relinquished by the holders as part of the transaction.  We recorded interest expense totaling approximately $31,000 upon redemption of the Preferred Stock in order to accrete the carrying value to the current redemption price of $299,583.  We reduced our current liabilities related to the Preferred Stock by $299,583, with a corresponding increase in stockholders’ equity pursuant to the issuance of Common Stock in exchange for the elimination of the liability.  We recognized a gain on extinguishment of debt totaling approximately $61,000 related to the relinquishment of accrued dividends by the holder.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since fiscal 2000, we have experienced significant operating losses with corresponding reductions in working capital.  Our revenues and backlog decreased significantly during that time.  These factors, among others, have resulted in our independent auditors issuing an audit opinion on the September 30, 2006, financial statements that expresses substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans in past fiscal years designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. We ultimately decided to expand our business strategy outside of our traditional business as a GIS service provider after concluding that our existing GIS business could not be sustained.  We issued Convertible Preferred and the Senior Notes to secure the funds that enabled us to invest in non-operating working interests in oil and natural gas leasehold interests.  We sold our Wisconsin-based production center and assigned certain contracts in order to reduce working capital requirements on contracts that required substantial investment in the early stages of the contracts, realizing $235,000 in cash proceeds.  We completed a long-term contract and, as of the date of this report, have collected substantially all of the accounts receivable related to the contract.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our management and production teams.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.  However, we believe that our turnaround efforts, if successful, will generate sufficient cash to meet our obligations in a timely manner.

In the absence of a line of credit and because of our inability to secure debt on terms that we consider reasonable based on our recent operating history, we depend on internal cash flow to sustain operations.  Internal cash flow is affected significantly by customer contract terms and progress achieved on projects.  Fluctuations in internal cash flow are reflected in three contract-related accounts: accounts receivable; revenues in excess of billings; and billings in excess of revenues. Under the percentage of completion method of accounting:

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

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected.  At September 30, 2006, WWS accounted for 97% of our total accounts receivable and revenue in excess of billings.  Three customers accounted for 70% of our consolidated revenues in fiscal 2006: WWS, 35%; AGL, 23%; and Michcon, 12%.

Subsequent to September 30, 2006, we have successfully collected substantially all of our accounts receivable and revenues in excess of billings.  In fiscal 2007, we will be dependent on cash flow generated from our investments in oil and natural gas properties.

Our operating activities provided $47,000 and used $48,000 in cash in fiscal 2006 and 2005, respectively.  Contract-related accounts described in the previous paragraph declined $1.4 million and $3.3 million in fiscal 2006 and 2005, respectively, due to the completion of active contracts that were not replaced with new activity.  Accounts payable and other accrued liabilities decreased $641,000 and $376,000 in fiscal 2006 and 2005, respectively, as obligations decreased in accordance with our business volume.  Prior to September 30, 2006, we paid principally all of our obligations related to our GIS contracts.  Accrued payroll and related benefits decreased $555,000 in fiscal 2006, respectively, due to the significantly lower number of employees.  At September 30, 2006, we had nine employees, as compared to 82 employees at September 30, 2005.  Prepaid expenses increased slightly in fiscal 2006 and decreased $102,000 in fiscal 2005.  The decrease in fiscal 2005 was as a result of lower insurance and maintenance expenses that require prepayment.

Cash used in investing activities consisted of $1.8 million invested in oil and gas properties in fiscal 2006, offset by $112,000 received from the sale of assets, which were principally related to our Wisconsin production center.  Additionally, we purchased equipment totaling $0 and $88,000 in fiscal 2006 and fiscal 2005, respectively.

Cash generated from financing activities in fiscal 2006 totaled $2.4 million, which included $760,000 from the issuance of Convertible Preferred and $2.0 million, for Senior Notes, less expenses totaling $329,000.  In fiscal 2005, cash used in financing activities totaled $111,000, including $129,450 to redeem 92,465 shares of our Preferred Stock, $18,000 related to the issuance of Common Stock, as well as $56,000 in principal payments on our long term debt, offset by the receipt of $92,000 pursuant to the exercise of certain stock options.

Impact of Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published revisions to SFAS No. 123.  The revised SFAS No. 123 (“SFAS No. 123R”), Share Based Payment, requires companies to account for share-based payment transactions using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS No. 123.  SFAS No. 123R is effective for all small business public entities as of the beginning of the first interim or annual reporting period for fiscal years beginning after December 15, 2005.  Through September 30, 2006, we elected the disclosure-only provisions of SFAS No. 123R.  We adopted SFAS No. 123R on October 1, 2006.  We believe that the implementation of this standard will not have a material effect on our consolidated financial position or results of operations for options that were granted prior to September 30, 2006.  However, future grants will result in increased expenses, which will be dependent on the terms of the grants.

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”).  SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable.  SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005.  The implementation of this standard did not have a material effect on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This statement is effective for fiscal years beginning after December 15, 2005, and is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) Topic 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated.  SAB 108 references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining its materiality.  The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated.  The rollover approach focuses on the amount of the misstatement that originated in the current year’s income statement.  SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.  Both the iron curtain approach and rollover approach should be used in assessing the materiality of a current year misstatement.  SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB Topic 99, “Financial Statements - Materiality,” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 is not expected to have a significant impact on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands the disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS No. 157 also clarifies that the market participant assumptions include assumptions about risk, and assumptions about the effect of a restriction on the sale or use of an asset.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS No. 157 should be applied prospectively as of the beginning of the year in which it is initially applied.  A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments.  We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on our financial position or results of operations.

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

  Analytical Surveys, Inc.

We have audited the accompanying consolidated balance sheets of Analytical Surveys, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the consolidated financial statements, the Company has suffered significant operating losses in 2006 and prior years and does not currently have external financing in place to fund working capital requirements, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 16.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

December 20, 2006
Houston, Texas

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2006 and 2005

(In thousands)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,357	$622
Accounts receivable, net of allowance for doubtful accounts of $80 and $50 at September 30, 2006 and 2005, respectively	1,322	1,529
Revenue earned in excess of billings, net	49	1,612
Prepaid expenses and other	226	81
Total current assets	2,954	3,844
Oil and natural gas properties and equipment; full cost method of accounting	2,019	—
Equipment and leasehold improvements, at cost:
Equipment	570	3,979
Furniture and fixtures	98	363
Leasehold improvements	1	75
	669	4,417
Less accumulated depreciation and amortization	(605)	(4,249)
Equipment and leasehold improvements, net	64	168
Total assets	$5,037	$4,012
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,973	$17
Billings in excess of revenue earned	99	425
Accounts payable	45	289
Accrued liabilities	239	688
Accrued payroll and related benefits	132	687
Total current liabilities	2,488	2,106
Long-term debt:
Capital lease obligations, less current portion	13	30
Redeemable preferred stock, no par value; authorized 2,500 shares; 0 and 166 shares issued and outstanding at September 30, 2006 and 2005, respectively, (liquidation value $266)	—	247
Total long-term debt	13	277
Total liabilities	2,501	2,383
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, no par value; authorized 2,500 shares; 280 and 0 shares issued and outstanding at September 30, 2006 and September 30, 2005, respectively	261	—
Common stock, no par value; authorized 100,000 shares; 3,779 and 2,869 shares issued and outstanding at September 30, 2006 and 2005, respectively	36,341	35,312
Accumulated deficit	(34,066)	(33,683)
Total stockholders’ equity	2,536	1,629
Total liabilities and stockholders’ equity	$5,037	$4,012

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005

Revenues
GIS services	$4,313	$6,063
Oil and gas	7	—
Total revenues	4,320	6,063

Costs and expenses:
Salaries, wages and benefits	2,694	5,261
Subcontractor costs	522	1,524
Other general and administrative	1,240	2,310
Depreciation and amortization	63	175
Severance and related costs	—	67
Total operating costs	4,519	9,337
Loss from operations	(199)	(3,274)
Other income (expense):
Interest expense, net	(177)	(78)
Other income (expense), net	(20)	12
Gain on extinguishment of debt	61	—
Total other expense, net	(136)	(66)
Loss before income taxes	(335)	(3,340)
Provision for income taxes	—	—
Net loss	(335)	(3,340)
Deemed dividend associated with beneficial conversion feature of preferred stock	(30)	—
Dividends on preferred stock	(18)	—
Net loss available to common stockholders	$(383)	$(3,340)

Basic net loss per common share	$(0.10)	$(1.26)
Preferred stock dividends	(0.01)	—
Net loss available to common shareholders	$(0.11)	$(1.26)

Diluted net loss per common share	$(0.10)	$(1.26)
Preferred stock dividends	(0.01)	—
Net loss available to common shareholders	$(0.11)	$(1.26)

Weighted average common shares:
Basic	3,383	2,644
Diluted	3,383	2,644

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended September 30, 2006 and 2005
(In thousands)

	Convertible Preferred Stock		Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity
Balances at September 30, 2004	—	$—	1,104	$33,410	$(30,343)	$3,067
Net loss	—	—	—	—	(3,340)	(3,340)
Common stock issued pursuant to conversion of senior secured con-vertible note, net of expenses of $18	—	—	1,701	1,788	—	1,788
Issuance of inducement stock options	—	—	—	22	—	22
Common stock issued pursuant to exercise of stock options	—	—	64	92	—	92
Balances at September 30, 2005	—	—	2,869	35,312	(33,683)	1,629
Common stock issued in exchange for redeemable preferred stock	—	—	318	300	—	300
Common stock issued pursuant to consulting agreement for equity transactions, net of issuance costs for convertible preferred stock of $88	—	—	75	—	—	—
Common stock issued for legal services rendered, net of issuance costs for convertible preferred stock of $15	—	—	10	—	—	—
Common stock issued for the purchase of equipment and oil and gas working interests, net of issuance costs of $9	—	—	129	191	—	191
Issuance of convertible preferred stock and warrants, net of issuance costs of $64	760	678	—	18	—	696
Issuance of Class E warrants, net of issuance costs of $7	—	—	—	73	—	73
Common stock issued for the conversion of preferred stock	(480)	(447)	378	447	—	—
Deemed dividend associated with beneficial conversion feature of preferred stock	—	30	—	—	(30)	—
Dividends on convertible preferred stock	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	(335)	(335)
Balances at September 30, 2006	280	$261	3,779	$36,341	$(34,066)	$2,536

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2006 and 2005
(In thousands)

	2006	2005

Cash flows from operating activities:
Net loss	$(335)	$(3,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63	175
Issuance of inducement stock options	—	22
Gain on extinguishment of debt	(61)	—
Accretion of interest expense on preferred stock	52	57
Accretion of interest expense on convertible debt – related party	37	9
Change in fair value of derivative instruments – related party	—	(12)
Amortization of deferred loan costs	115	—
Loss (gain) on sale of assets	(39)	53
Changes in operating assets and liabilities:
Accounts receivable, net	207	1,902
Revenue earned in excess of billings, net	1,542	1,394
Prepaid expenses and other	(12)	102
Billings in excess of revenue earned	(326)	(43)
Accounts payable and other accrued liabilities	(641)	(376)
Accrued payroll and related benefits	(555)	9
Net cash provided by (used) in operating activities	47	(48)
Cash flows from investing activities:
Purchase of equipment	—	(88)
Investment in oil and gas properties	(1,819)	—
Cash proceeds from sale of assets	112	2
Net cash used in investing activities	(1,707)	(86)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(28)	(56)
Issuance of convertible preferred stock and warrants	760	—
Issuance of convertible note, net of expenses	1,751	—
Redemption of preferred stock	—	(129)
Dividends paid on preferred stock	(8)	—
Issuance of common stock pursuant to exercise of options	—	92
Fees associated with issuance of common and preferred stock	(80)	(18)
Net cash provided by (used in) financing activities	2,395	(111)
Net increase (decrease) in cash	735	(245)
Cash and cash equivalents at beginning of year	622	867
Cash and cash equivalents at end of year	$1,357	$622

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2
Equipment acquired under capital leases	$11	$50
Non-cash financing activities
Issuance of common stock in exchange for redeemable preferred stock	$300	$—
Issuance of common stock in exchange for convertible preferred stock	$447	$—
Issuance of common stock for equipment and oil and gas working interests	$200	$—
Issuance of common stock for consulting and legal services	$103	$—
Issuance of common stock pursuant to conversion of debt	$—	$1,806
Accretion of interest on preferred stock	$52	$57
Deemed dividend associated with beneficial conversion feature of preferred stock	$30	$—
Accrual of dividends on preferred stock	$10	$—

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                 Summary of Significant Accounting Policies

(a)                 Business and Basis of Financial Statement Presentation

Traditionally, our primary business is the production of precision computerized maps and information files used in Geographic Information Systems (“GIS”). State and local governments and utility companies use GIS to manage information relating to utilities, natural resources, streets, and land use and property taxation.  During 2006, we expanded our business strategy from a GIS services provider to an independent oil and gas enterprise engaging in non-operating participation in drilling and production prospects of oil and natural gas reserves.

Our consolidated financial statements include the accounts of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We follow the sales method of accounting for oil and natural gas revenue recognition and natural gas imbalances, which recognizes over and under lifts of natural gas when sold, to the extent sufficient natural gas reserves or balancing agreements are in place.  Natural gas sales volumes are not significantly different from our share of the production.

(e)                  Oil and Natural Gas Properties.

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

The net capitalized costs of proved oil and natural gas properties are subject to a “ceiling test” which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions.  If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.  For the quarter and year ended September 30, 2006, we did not have any charges associated with our ceiling test analysis.  Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards “(SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  The present value of the estimated future asset retirement obligation “(ARO”), as of the date of acquisition or the date at which a successful well is drilled, is capitalized as part of the costs of proved oil and natural gas properties and as a noncurrent liability.  The asset retirement costs are depleted over the useful life of the asset.  The ARO is also recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit adjusted risk free interest rate.

Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance.  Settlements greater than or less than amounts accrued as ARO are recovered as a gain or loss upon settlement.

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

(h)                 Stock-Based Compensation

As permitted by SFAS No.123, we account for our stock-based compensation utilizing the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Pro forma information regarding net earnings (loss) and earnings (loss) per share is based on the fair value method at the date of the grant as required by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”.

We granted an inducement stock option (“Option”) to our former Chief Executive Officer (“CEO”) on March 22, 2004.  The Option was not issued pursuant to our stock option plans, and would have vested at the end of a twelve-month period.  The Option originally provided for the purchase of 75,000 shares of our common stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 per share on the date of grant.  Upon the former CEO’s resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, with a market value of $1.93 per share, and cancelled his right to purchase the remaining 18,750 shares.  The intrinsic value of the vested shares totaled approximately $24,000. Our former CEO exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our Common Stock.  During fiscal 2005, we recognized compensation expense of $22,173 related to the original grant of the Options as well as the remeasured value of the accelerated Option.  During the year ended September 30, 2006, 120,000 options were granted to our three new directors, and 265,000 options were granted to four members of the management team, including 100,000 options to our current CEO.  We also granted 95,000 options to members of our production staff.  Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Year ended September 30,
	2006	2005
Net loss available to common shareholders as reported	$(383)	$(3,340)
Add: Inducement stock option expense as recorded	—	22
Less: Pro forma option expense	(73)	(50)
Pro forma net loss	$(456)	$(3,368)

Basic loss per share, as reported	$(0.11)	$(1.26)
Add: Inducement stock option expense as recorded	0.00	0.01
Less: Pro forma option expense	(0.02)	(0.02)
Pro forma basic loss per share	$(0.13)	$(1.27)

Diluted loss per share, as reported	$(0.11)	$(1.26)
Add: Inducement stock option expense as recorded	0.00	0.01
Less: Pro forma option expense	(0.02)	(0.02)
Pro forma diluted loss per share	$(0.13)	$(1.27)

The weighted average fair value of options granted during fiscal 2006 and 2005 was $1.01 per share and $2.11 per share, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of two to three years, volatility ranging from 92% to 124% and a risk-free interest rate ranging from 4% to 6%.

The above pro forma disclosures are not necessarily representative of the effect on the historical net loss for future periods because options vest over several years, and additional awards are made each year.

(i)                    Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock, determined using the treasury stock method.

	Year Ended September 30,
	2006	2005
Basic
Net loss	$(335)	$(3,340)
Preferred stock dividends	(48)	—
Net loss available to common stockholders	$(383)	$(3,340)
Weighted average shares	3,383	2,644
Net loss per share	(0.10)	(1.26)
Preferred stock dividends	0.01	—
Net loss per share available to common stockholders	$(0.11)	$(1.26)
Diluted
Net loss	$(335)	$(3,340)
Preferred stock dividends	(48)	—
Net loss available to common stockholders	$(383)	$(3,340)
Weighted average shares	3,383	2,644
Net loss per share	(0.10)	(1.26)
Preferred stock dividends	0.01	—
Net loss per share available to common stockholders	$(0.11)	$(1.26)

All dilutive common stock equivalents are reflected in our earnings per share calculation; the conversion of 220,000 shares pursuant to our Convertible Preferred are antidilutive for the year ended September 30, 2006, and therefore they have been excluded.  Additionally, for the years ended September 30, 2006 and 2005, potential dilutive common shares under our convertible instruments, warrant agreements and stock option plans of 2,037,000 and 148,000, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

(j)                    Financial Instruments

The carrying amounts of financial instruments are estimated to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates and short-term maturities of these instruments.  Our $2.0 million senior secured note issued on April 2, 2002 carried a conversion premium totaling $122,000 at September 30, 2004.  We recognized other income totaling $12,000 in the year ended September 30, 2005 as we amortized the conversion premium to the date the note was converted into Common Stock.

(k)                 Concentration of Credit Risk

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

(2)                 Accounts Receivable, Revenue Earned in Excess of Billings and Billings in Excess of Revenue Earned

At September 30, 2006, the estimated period to complete contracts in process was approximately three months, and we expect to collect substantially all related accounts receivable and revenue earned in excess of billings within four months.  Reserves on revenue earned in excess of billings total $22,000 and $52,000 for the years ended September 30, 2006 and 2005, which are netted, with revenue earned in excess of billings. We have written off no reserves against revenue earned in excess of billings in the periods covered by this report.  In fiscal 2006, we reclassified $30,000 from the reserve on revenue earned in excess of billings to the reserve on accounts receivable.

The following summarizes contracts in process at September 30 (in thousands):

	2006	2005
Costs incurred on uncompleted contracts	$13,541	$18,463
Estimated earnings	788	1,921
	14,329	20,384
Less billings to date	(14,379)	(19,197)
	$(50)	$1,187
Included in the accompanying consolidated balance sheets as follows:
Revenue earned in excess of billings	$49	$1,612
Billings in excess of revenue earned	(99)	(425)
	$(50)	$1,187

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

The allowance for doubtful accounts totaled $80,000 and $50,000 for the years ended September 30, 2006 and 2005, respectively, which are netted with accounts receivable.  We have written off no reserves against accounts receivable in the periods covered by this report.  In fiscal 2006, no new reserves were established.  In fiscal 2006, we increased the reserve on accounts receivable in the amount of $30,000 and decreased the reserve on revenue earned in excess of billings by a corresponding amount.

(3)                 Oil and natural gas properties and equipment

On February 15, 2006, we purchased a twenty percent (20%) working interest in a well designated as the Welker 1-7, located in Pawnee County, Oklahoma for $300,000 in cash.  Contemporaneously with such purchase, we entered into an operating agreement with the seller and owner of the other 80% working interest.  The well was completed in March 2006 and is currently producing small amounts of oil from the Prue formation. However, as the true targets for this well are the Iron Post and Dawson coal bed zones, and as coal beds require a de-watering process, completion of these zones will occur after the operator drills a water disposal well adjacent to the property.  The operator has indicated that a water disposal well will be drilled as part of a separate investment program in the first quarter of fiscal 2007. The de-watering process typically requires four to six months before reaching the full potential gas production from the well.

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

On May 15, 2006, we purchased a 12.5% working interest with a 2.5% promote, resulting in a 10% net working interest for $120,000 in cash.  Our net revenue interest is proportionately reduced to a 75% net revenue interest, or 7.5%.  This investment was made in a relatively deep Anadarko Basin natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma.  We purchased the leasehold interest for this well utilizing existing cash reserves.  Our obligation for tangible and intangible costs of drilling and completing the well is approximately $1.5 million, of which $1.2 million was funded on May 31, 2006.  We funded this obligation through the issuance of a convertible senior secured promissory note on May 31, 2006 (see Note 4).  As of the date of this report, the Adrienne 1-9 has been drilled to a total depth of approximately 20,450 feet and based upon the quality of the logs we have elected to participate in completion activities. The completion process is currently ongoing.

(4)                 Debt

The components of debt at September 30 are summarized as follows (in thousands):

	2006	2005
Long-Term Debt
Other debt and capital lease obligations	$29	$47
Redeemable preferred stock (See Note 5)	—	247
Senior secured convertible notes	1,957	—
	1,986	294
Less current portion	(1,973)	(17)
	$13	$277

On April 2, 2002, we issued to Tonga Partners LLP (“Tonga”) a $2.0 million senior secured convertible note (“Note”).  On November 10, 2004, Tonga converted the outstanding principal and accrued interest into Common Stock at the conversion price of $1.05, representing 90% of the average closing bid prices for the three trading days having the lowest closing bid price during the 20 trading days immediately prior to November 10, 2004.  The newly issued shares increased our total common shares outstanding from 1,104,173 to 2,805,522.  During the first quarter of fiscal 2005, we recognized approximately $12,000 in other income as we amortized the Note’s premium through November 11, 2004.

Pursuant to the expansion of our business strategy from a GIS services provider into an independent oil and gas enterprise engaging in non-operating participation in drilling and production prospects of oil and natural gas reserves, on May 30, 2006, we issued convertible senior secured promissory notes to two holders in the principal amount of $1.5 million and $0.5 million, respectively, (each, a “Senior Note”, and collectively the “Senior Notes”), to fund the drilling and completion of a 12.5% working interest in a natural gas well located in Washita County, Oklahoma.  The Senior Notes have a maturity date of May 31, 2008, and bear interest at the rate of 14%, payable quarterly.  The holders also received warrants entitling them to purchase, in the aggregate, 752,072 shares of the Common Stock at an exercise price of $1.186 per share, which was the closing bid price of the Common Stock on May 31, 2006 (“Class E Warrants”).

On September 19, 2006, the holders exercised their right to accelerate the maturity of the Senior Notes to October 19, 2006, due to the failure of our shareholders to approve certain conversion terms and the issuance of additional warrants at our Annual Meeting of Shareholders held on August 29, 2006.

On October 18, 2006, we paid the outstanding principal and interest of the Senior Notes, which totaled $2,012,274, utilizing cash reserves and the collection of $1.0 million of accounts receivable subsequent to September 30, 2006.

A Registration Statement on Form S-3, as amended (Registration No. 333-136078), registering the common stock issuable upon exercise of the Class E Warrants, was declared effective by the Securities and Exchange Commission on October 13, 2006.

We recorded the Senior Notes at a discount after giving effect to the $80,424 estimated fair value of the Class E Warrants, which was credited to equity.  The effective rate of interest on the Senior Notes is 20%.  Interest expense is recorded using this effective rate of interest.  The carrying value of the Senior Notes was accreted to the face amount by charges to interest expense over the two year term until September 19, 2006, on which date we accelerated the rate of accretion to reflect the new maturity date of October 19, 2006.  The carrying value at September 30, 2006, is $1.957 million and represents the $2.0 million outstanding principal less the unearned discount.  The unearned discount of $43,196 as of September 30, 2006 represents the estimated fair value of the Class E Warrants of $80,424 less accretion.

We incurred expenses totaling approximately $249,000 related to the issuance of the Senior Notes.  We recorded these expenses as prepaid or deferred expenses.  These expenses were amortized to other expense over the two-year term of the Senior Notes until September 19, 2006, on which date we accelerated the rate of amortization to reflect the new maturity date of October 19, 2006.  At September 30, 2006, the unamortized balance of the deferred expense totaled $133,728.

Required principal payments on long-term debt at September 30, 2006 are $2,028,000 for the year ending September 30, 2007; $13,000 for fiscal 2008; and $0 for fiscal 2009.

(5)                 Redeemable Preferred Stock

On December 28, 2001, we issued 1.6 million shares of no par value Series A Preferred Stock (“Preferred Stock”) with a face value of $3.2 million, pursuant to the extinguishment of a bank credit agreement.  In fiscal 2004, we redeemed 1,341,000 shares of the Preferred Stock.  The early redemption reduced the number of preferred shares outstanding to 258,900 shares and reduced a mandatory redemption payment, which was classified as a current liability, from $800,000 to $129,450. Pursuant to the mandatory redemption term of our Preferred Stock, we redeemed 92,465 shares of the 258,900 outstanding shares of Preferred Stock at $1.40 per share in December 2004 for $129,450 cash.

We were entitled to redeem the remaining 166,435 shares at $1.80 per share, or $299,583, until December 27, 2006, or at $2.00 per share on December 28, 2006, or $332,870.  On February 1, 2006, we issued 318,000 shares of Common Stock in exchange for the outstanding shares of the Preferred Stock, which had a carrying value of approximately $269,000 and a current redemption price of $299,583.  The transaction eliminated all of our obligations related to the Preferred Stock, including accrued dividends of approximately $61,000, the right to which was relinquished by the holders as part of the transaction.  We recorded interest expense totaling approximately $31,000 upon redemption of the Preferred Stock in order to accrete the carrying value to the current redemption price of $299,583.  We reduced our current liabilities related to the Preferred Stock by $299,583, with a corresponding increase in stockholders’ equity pursuant to the issuance of Common Stock in exchange for the elimination of the liability.  We recognized a gain on extinguishment of debt totaling approximately $61,000 related to the relinquishment of accrued dividends by the holder.

(6)                 Convertible Preferred Stock

On February 10, 2006, we issued 760,000 shares of a Series A Convertible Preferred (“Convertible Preferred”) with gross aggregate proceeds of approximately $760,000.  The two-year Convertible Preferred may be converted into 598,425 shares of Common Stock at a fixed conversion price of $1.27, which was determined by applying a 10% discount to the 5-day trailing average closing price of Common Stock of $1.41 on February 9, 2006.  The holders of the Convertible Preferred received Class A Warrants that entitle them to purchase up to 299,212 shares of Common Stock at $1.34, or 101% of the closing bid price on February 10, 2006, and an equivalent number of Class B Warrants (collectively, the “February Warrants”) that carry an exercise price of $1.49, or 112% of the closing bid price on February 10, 2006.  We also issued 82,678 Class A Warrants and 82,678 Class B Warrants to certain parties as a finder’s fee.  The February Warrants are exercisable after six months from the date of closing until their expiration three years from the date of closing.  A Registration Statement on Form S-3 to register all shares issuable pursuant to the Convertible Preferred and related Warrants was declared effective on April 12, 2006.  As of September 30, 2006, 480,000 shares of Convertible Preferred have been converted into 377,952 share of Common Stock, and 280,000 shares remain outstanding, which will be converted into 220,472 shares of Common Stock on or before February 9, 2008.  If the holders of the Convertible Preferred elect to receive future dividends in the form of Common Stock, we may issue up to an additional 25,500 shares of Common Stock in lieu of cash.

The Convertible Preferred earns dividends at a rate of 7% per annum.  We recorded the Convertible Preferred at its offering price of $1 per share, net of the estimated $22,171 fair value of the February Warrants.  We used the Black Scholes model to determine the value of the February Warrants.

The market value of Common Stock on the date that the Convertible Preferred was sold was $1.32 per share.  In accordance with EITF 00-27, this created a beneficial conversion feature to the holders of the Convertible Preferred and a deemed dividend to the preferred stockholders totaling approximately $30,000.  The intrinsic value of the beneficial conversion feature is the difference in fair market value of Common Stock on the grant date of the Convertible Preferred less the conversion price, multiplied by the number of shares that are issuable upon conversion of the Convertible Preferred, or $0.05 for each of 598,425 shares of Common Stock.

The deemed dividend was recorded with a corresponding amount recorded as convertible preferred stock.  The deemed dividend is calculated as the difference between the fair value of the underlying Common Stock less the proceeds that have been received for the Convertible Preferred.

(7)                 Leases

We lease our facilities and certain equipment under non-cancelable lease agreements.  Certain of the equipment leases are classified as capital leases.  During 2006 and 2005, we acquired equipment totaling approximately $11,000 and $50,000, respectively, which is included as a component of our equipment and leasehold improvements.  We sold certain equipment under leases totaling $11,000 in connection with the sale of our Wisconsin production facility and other unrelated miscellaneous transactions.  Accumulated depreciation relating to these assets was approximately $6,400 at September 30, 2006.  Amounts due under operating and capital leases at September 30, 2006 are as follows (in thousands):

	Operating leases	Capital leases
Years ending September 30
2007	$36	$22
2008	47	14
2009	49	—
2010	46	—
2011	47	—
Thereafter	12	—
	$237	36
Less amount representing interest		(7)
Present value of minimum lease obligations		29
Less current maturities of lease obligations		(16)
		$13

Facility rent expense totaled $195,000 and $340,000 for the years ended September 30, 2006 and 2005, respectively.

(8)                 Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows (in thousands):

	2006	2005
Current:
Federal	$—	$—
State and local	—	—
	—	—
Deferred:
Federal	—	—
State and local	—	—
	$—	$—

Actual income tax expense (benefit) differs from the amount computed using a blended federal and state rate of 39% for the years ended September 30 as follows (in thousands):

	2006	2005

Computed “expected” income tax benefit	$(131)	$(1,303)
State income taxes, net of federal tax effect	—	—
Change in deferred tax valuation allowance	129	1,297
Other, net	2	6
Actual income tax expense (benefit)	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Accrued liabilities, primarily due to accrued compensated absences for financial statement purposes	$38	$79
Equipment and leasehold improvements, primarily due to differences in depreciation	103	101
Bad debt and revenue earned in excess of billing allowances	40	40
NOL carryforward	9,906	11,293
Impairment of deductible goodwill	1,587	1,881
Accrued marketing incentives	6	83
Other, net	34	207
Valuation allowance	(11,714)	(13,684)
Net deferred tax assets	$—	$—

At September 30, 2006, we had net operating loss carryforwards of approximately $25.4 million that will expire through September 30, 2026.  We recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the uncertainty surrounding our ability to generate sufficient future taxable income to fully realize the deferred tax assets.  For the year end September 30, 2006, the valuation allowance decreased by approximately $1,970,000.

(9)                 Stockholders’ Equity and Stock Options

We may issue up to 2.6 million shares of preferred stock, no par value, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.  In February 2006, we issued 760,000 shares of Convertible Preferred, together with the related February Warrants and possible dividends paid in kind.  Terms of the issuance are more fully discussed in Note 6.  In May 2006, we issued 752, 072 Class E Warrants to the holders of our Senior Notes.  Terms of the issuance are more fully discussed in Note 4.

A summary of the shares issuable pursuant to our convertible preferred stock and outstanding warrants at September 30, 2006 is as follows:

Exercise Price	Number Outstanding at September 30, 2006	Remaining Contractual Life (years)	Number Exercisable/Convertible at September 30, 2006	Potential Proceeds
$ 1.186	752,072	4.7	—	$891,957
1.270	220,472	1.4	220,472	—
1.340	381,890	2.5	381,890	511,733
1.490	381,890	2.5	381,890	569,016
Total	1,736,324		984,252	$1,972,706

We currently have five nonqualified stock option plans with 174,563 shares available for grant as of September 30, 2006. One of the plans expired on September 30, 2003, and options outstanding under that plan will remain outstanding until exercised or cancelled, but no new options will be issued under that plan. The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date. Options vest at the end of the fiscal year of grant or equally over a one or two year period from the date of grant or at 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from the date of grant. The options may vest earlier under certain circumstances, such as a change in control.

We also issued inducement options that were not issued pursuant to our stock option plans.  On March 22, 2004, we issued a stock option as an employment inducement to our former CEO.  The Option was scheduled to vest over a twelve-month period and provided for the purchase of 75,000 shares of our Common Stock at an exercise price equal to $1.50 per share, which was below the market value of $2.82 on the date of grant.  Upon his resignation on December 20, 2004, we accelerated his vesting rights on 56,250 shares, and cancelled his right to purchase the remaining 18,750 shares of Common Stock.  Our former CEO exercised his rights under the Option on December 28, 2004, and purchased 56,250 shares of our Common Stock.

Stock option activity for the plans and the Option for the years ended September 30 are summarized as follows (shares in thousands):

	Number of Options	Weighted Average Exercise price Per share
Balance, October 1, 2004	152	$5.92
Granted	145	2.11
Exercised	(64)	1.50
Canceled	(85)	6.40
Balance, September 30, 2005	148	$3.84

Granted	480	1.01
Exercised	—	—
Canceled	(107)	3.05
Balance, September 30, 2006	521	$1.46

At September 30, 2005 and 2006, approximately 39,000 and 483,000 options, respectively, were exercisable.

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 2006 is as follows:

Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$0.69 – 1.00	225,000	$0.69	9.9	225,000	$0.69
1.01– 2.00	210,000	1.32	9.4	193,460	1.31
2.01– 5.00	85,000	2.34	8.4	63,750	2.34
5.01 – 20.00	225	20.00	0.7	225	20.00
20.01 – 50.00	200	45.90	0.5	200	45.90
50.01 – 500.00	573	196.91	0.1	574	196.91
$0.69 – 500.00	520,998	$1.46	9.4	483,209	$1.42

(10)          Employee Benefit Plan

We sponsor a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 50% of their compensation, subject to certain limitations. We match 50% of employee contributions up to 4% of their compensation. We contributed $15,000 and $44,000 to the plan in fiscal 2006 and 2005, respectively.

(11)          Concentrations of Credit Risk

At September 30, 2006, one customer accounted for 97% of the total balance of net accounts receivable and revenue in excess of billings.  Revenue from this customer and two others accounted for 70% (35%, 23%, and 12%) of our consolidated revenues for the year ended September 30, 2006.  At September 30, 2005, we had contracts with two customers that represented 78% of the total balance of net accounts receivable and revenue in excess of billings.  Revenues from these and two other customers for the fiscal year ended September 30, 2005, totaled 72% (16%, 17%, 18% and 21%, respectively) of total revenue.  Billing terms are negotiated in a competitive environment and are based on reaching project milestones.  We collected substantially all of our accounts receivable and revenue in excess of billings subsequent to September 30, 2006.

(12)          Litigation and Other Contingencies

In November 2005, we received an alias summons notifying us that we have been named as a party to a suit filed by Sycamore Springs Homeowners Association in the Hamilton Superior Court of the State of Indiana.  The summons names the developer of the Sycamore Springs neighborhood as well as other firms that may have rendered professional services during the development of the neighborhood.  The claimants allege that the services of Mid-States Engineering, which was a subsidiary of MSE Corporation which we acquired in 1997, affected the drainage system of Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003.  The summons does not quantify the amount of damages that are being sought nor the period that the alleged wrongful actions occurred.  We sold Mid-States Engineering in September 1999.  We believe that we have been wrongfully named in the suit and we are diligently pursuing dismissal without prejudice.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

(13)          Accrued payroll and related benefits

Our accrued payroll and related benefits at September 30 are summarized as follows (in thousands).

	2006	2005
Accrued payroll	$81	$426
Accrued health benefits	15	109
Accrued vacation	36	152
Accrued payroll and related benefits	$132	$687

(14)          Segment Information

Principally all of our operations for the periods covered in this report are related to our GIS business.  However, at September 30, 2006, a substantial portion of our assets are related to the energy division.  Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings.  We did not own any assets or have operations related to the energy division in fiscal 2005.  We have presented segment data for the year ended September 30, 2006.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).

2006	GIS Services	Energy Division	Non- Segment	Total
Operations
Revenues	$4,313	$7	$—	$4,320
Loss from operations	(112)	(87)	—	(199)
Interest expense, net	—	—	(177)	(177)
Other	—	—	41	41
Net loss				$(335)
Assets
Segment assets	$1,431	$2,022	$—	$3,453
Non-segment assets	—	—	1,584	1,584
Consolidated assets				$5,037

Capital Expenditures	$—	$2,022	$—	$2,022
Depreciation, depletion, and amortization	$53	$—	$10	$63

(15)          Impact of Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published revisions to SFAS No. 123.  The revised SFAS No. 123 (“SFAS No. 123R”), Share Based Payment, requires companies to account for share-based payment transactions using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS No. 123.  SFAS No. 123R is effective for all small business public entities as of the beginning of the first interim or annual reporting period for fiscal years beginning after December 15, 2005.  Through September 30, 2006, we elected the disclosure-only provisions of Statement SFAS No. 123R.  We adopted SFAS No. 123R on October 1, 2006.  We believe that the implementation of this standard will not have a material effect on our consolidated financial position or results of operations for options that were granted prior to September 30, 2006.  However, future grants will result in increased expenses, which will be dependent on the terms of the grants.

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”).  SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable.  SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005.  The implementation of this standard did not have a material effect on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This statement is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated.  SAB 108 references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining its materiality.  The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated.  The rollover approach focuses on the amount of the misstatement that originated in the current year’s income statement.  SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.  Both the iron curtain approach and rollover approach should be used in assessing the materiality of a current year misstatement.  SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality,” (“SAB 99”) should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 is not expected to have a significant impact on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands the disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS No. 157 also clarifies that the market participant assumptions include assumptions about risk, and assumptions about the effect of a restriction on the sale or use of an asset.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS No. 157 should be applied prospectively as of the beginning of the year in which it is initially applied.  A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments.  We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on our financial position or results of operations.

(16)          Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 2000 through 2006, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the same period.  If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to restrict capital and operating expenditures to match available resources or seek additional financing, which may be available only at unfavorable interest rates or not available at all.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. In fiscal 2006, we ultimately decided to expand our business strategy outside of our traditional business as a GIS service provider after concluding that our existing GIS business could not be sustained.  We issued the Convertible Preferred and the Senior Notes to secure funds to invest in non-operating working interests in oil and natural gas leasehold interests.  We sold our Wisconsin-based production center and assigned certain contracts in order to reduce working capital requirements on contracts that required substantial investment in the early stages of the contracts, realizing $235,000 in cash proceeds.  We completed a long-term contract and, as of the date of this report, have collected substantially all of the accounts receivable related to the contract.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our management and production teams.  Our new business strategy requires significantly less operational expenses.

We continue to transition our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves. Our entry into the oil and natural gas exploration and production business is very recent.  Although several oil and gas investments have been made, the Washita County well is our largest investment to date and therefore significant emphasis has been placed upon this investment. Although the Adrienne 1-9 is an offset well to a significant producer of natural gas, there is no assurance that this well will be a significant producer of natural gas.  There is also no assurance that, upon completion, the well will ultimately yield production in amounts necessary to support the financial projections.  In either case, we may not realize the revenue expected by us.  In the extreme case, where no revenue is realized because the operator is forced to plug and abandon the well, our overall business will be significantly harmed, and we could be forced to liquidate our assets.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

(17)          Subsequent Events

On November 24, 2006, we issued three one-year senior secured convertible notes (“Convertible Notes”) totaling $1.65 million pursuant to a Securities Purchase Agreement dated as of November 24, 2006 (the “Purchase Agreement”).  The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into 2,374,101 shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of the Common Stock on the trading date preceding the closing date of November 24, 2006.  Upon maturity, any unconverted outstanding principal and interest is due and payable in cash.  In connection with the Purchase Agreement, we issued to the investors warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share, which was $0.01 above the fair market value of the Common Stock on the trading date preceding the closing date.  The warrants are exercisable any time after May 24, 2007 and before

November 24, 2011.  Net proceeds after expenses totaled approximately $1.456 million.  We also paid a finder’s fee of $132,000 in cash and issued warrants to purchase 189,928 shares of our Common Stock at $0.57 to the placement agent, Palladium Capital Advisors, LLC.  Proceeds will be used to fund additional investments in oil and natural gas non-operating interests by the Energy Division.

The sale of the notes and warrants was made pursuant to Section 4(2) of the Securities Act of 1933 as amended, and Rule 506 promulgated thereunder.  Pursuant to the terms of the Registration Rights Agreement we agreed to file a series of registration statements to register 130% of the total shares issuable under the transaction.

Item 8.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Accounting Officer resigned effective November 30, 2006.  His departure was part of our plan to streamline the management team in accordance with our reduced operational requirements.  Our Chief Executive Officer will continue to perform the role of Chief Financial Officer, supported by other accounting personnel.

Item 8B.  Other Information

In August 2006, the Compensation Committee of the Board of Directors adopted the Incentive Reward Program (“IRP”) to set forth goals and bonus targets for our executive management in the then remaining months of fiscal 2006 and for fiscal 2007.  The IRP establishes revenue and earnings goals, and provides cash incentive payments equal to a percentage of earnings before interest and taxes, as well as a 1% overriding royalty interest that is proportionately reduced to our net interest in all oil and gas deals.

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The following lists our directors, their ages, and a description of their business experience and positions held. The Board consists of four directors. Directors are elected to a one-year term. The date the present term of office expires for each director is the date of the annual meeting of our shareholders or until successors are elected and qualified.  Each of our directors, except Ms. Jones, is independent, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

R. Thomas Roddy, 66, has served as one of our directors and as Chairman of the Board since December 2004.  Mr. Roddy is the chairman of San Antonio, Texas- based Lone Star Capital Bank and is former president of NASDAQ-listed Benson Financial Corp.  His term as a board member of the San Antonio Branch of the Federal Reserve Bank of Dallas was completed on December 31, 2004.  Mr. Roddy serves on the Audit Committee.

Edward P. Gistaro, 71, has served as one of our directors since December 2004, and as our Chairman of the Audit Committee of the Board since December 20, 2004.  Mr. Gistaro served as the chairman and CEO of Docucon, Inc., a now privately-held document-imaging company. In 1973, Mr. Gistaro joined Datapoint Corporation as VP of Marketing. During his tenure at Datapoint, he held various management positions, including chief executive officer, chief financial officer, president and chief operating officer. While at Datapoint, Mr. Gistaro negotiated and executed more than $250 million in acquisition and financing transactions, and took the company from a $350 million company to a $600 million company, at which time Datapoint Corporation became a Fortune 500 company. He provides us with valuable operating, financial and M&A expertise Mr. Gistaro also serves on our Compensation Committee.

Rad Weaver, 31, was appointed as one of our directors in August 2005.  Mr. Weaver has served as an investment analyst with McCombs Enterprises in San Antonio Texas, since March 2000, participating in the asset allocation of its equity portfolio.  Mr. Weaver is also a director of privately held Media Excel, Agilight, and Wholesale Clicks, Inc.  Mr. Weaver holds a BBA from the University of Texas at Austin.  Mr. Weaver is a member of the Audit Committee and Compensation Committee.

Lori A. Jones, 49, has served as one of our directors and as Chief Executive Officer of the Company since December 2004 and as our interim Principal Financial Officer since December 1, 2006.  Ms. Jones served as our Chief Financial Officer from January 2003 until December 2004.  From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company.  From May 2000 to March 2001, Ms. Jones served as the chief financial officer of Worldmerc Incorporated. From January 1999 to May 2000, Ms. Jones was the chief financial officer of Billserv Inc., an electronic billing presentation and payment service company.  From May 1990 to December 1998, Ms. Jones served in various capacities, including chief financial officer, at Docucon, Inc., a document imaging services company.  Ms. Jones is a C.P.A. and holds a M.B.A. from the University of Texas at San Antonio.

Executive Officers

Information concerning Ms. Jones, our chief executive officer, appears under the heading “Directors” above.

Louis Dorfman, Jr., 43, was appointed Executive Vice President of ASI Energy on September 29, 2006.  From November 2005 until his employment with us, Mr. Dorfman was Vice President of Business Development and a consultant with H&S Production, a Dallas independent oil and gas company.  From January 1994 until October 2005, Mr. Dorfman was president of Dorfman Production Company, a family-owned independent oil and gas venture.

Donald L. Fryhover, 53, was appointed Senior Vice President of ASI Energy on April 24, 2006.  Mr. Fryhover served in various capacities with us from 1989 until September 2003.  From October 2003 until June 2004, Mr. Fryhover served as co-founder of Hamdon Enterprises.  From June 2004 until rejoining us, Mr. Fryhover served as the director of Professional Services for the Geospatial Systems Division of Tadpole Technology, a Carlsbad, California-based division of Tadpole Technology PLC, providing distributed enterprise GIS implementation software and service.  Mr. Fryhover was president of Petroleum Research Company, Inc., a petroleum land service company that provided land management services to the oil and gas industry in the late 1980s. Additionally, Mr. Fryhover served as field land manager for the former Tucker Oil and Gas Company.

Audit Committee

Mr. Gistaro has served as chairman and Mr. Roddy has served as a member of the Audit Committee since their appointments to the Board in December 2004.  Mr. Weaver was appointed to the Audit Committee in August 2005.  The Board has determined that both Messrs. Roddy and Gistaro are audit committee financial experts as described in Item 401(h) of Regulation S-B.

The primary purposes of the Audit Committee, which met four times in fiscal 2006, are to recommend the appointment of our independent accountants; review the scope and results of the audit plans of the independent accountants; oversee the scope and adequacy of our internal accounting control and record-keeping systems; review non-audit services to be performed by the independent accountants; and determine the appropriateness of fees for audit and non-audit services performed by the independent accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission.  Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all such forms that they file.

To our knowledge, based solely on review of the copies of such reports furnished to us during fiscal 2006 all such filing requirements were met.

Code of Ethics

In July 2003 our Board of Directors adopted a code of ethics which our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization and which may be found on our website at www.asienergy.com.  We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

Item 10.  Executive Compensation

Executive Officers

The following table sets forth a summary of certain information regarding the compensation of our Chief Executive Officer and the other executive officers for the three fiscal years ended September 30, 2006, whose salary and bonus exceeded $100,000 (the “Named Executive Officers”).

	Annual Compensation				Long Term Compensation Awards
Name and Title	Year	Salary	Bonus	Other Annual Compensation (1)	Stock Options (2)	All Other Compensation (3)
		$	$	$	(#)	$
Lori A. Jones	2006	175,000	—	—	100,000	3,231
President and	2005	175,000	60,000	—	40,000	2,054
Chief Executive Officer	2004	142,981	—	—	—	2,860
Don Fryhover(4)	2006	53,480	—	—	100,000	__
Senior Vice President
Louis Dorfman, Jr.(5)	2006	—	—		50,000	—

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

(4)             Mr. Fryhover joined us on April 24, 2006.  Accordingly, fiscal 2006 compensation information included in the table represents only compensation from that date through September 30, 2006.

(5)             Mr. Dorfman joined us on September 29, 2006.  Accordingly, fiscal 2006 compensation information included in the table represents only compensation from that date through September 30, 2006, which was comprised solely of a stock option award.

Options/SAR Grants in Last Fiscal Year

The following table sets forth certain information with respect to grants we made of stock options to our Named Executive Officers during fiscal 2006.  No stock appreciation rights (“SARs”) were granted to the Named Executive Officers during fiscal 2006.

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options to Employees In Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value(2) at Assumed Annual Rates of Stock Appreciation for Option Term
					5% ($)	10% ($)
Lori A. Jones	50,000	13.33%	1.27	05/09/16	39,935	117,673
	50,000	13.34%	0.69	09/28/16	21,697	63,933

Don Fryhover	30,000	8.00%	1.31	04/23/16	24,716	72,827
	10,000	2.67%	1.37	05/01/16	8,618	25,388
	60,000	16.00%	0.69	09/28/16	26,036	76,719

Louis Dorfman, Jr.	50,000	13.34%	0.69	09/28/16	21,697	63,933

(1)             Options vest on September 30, 2006, which is the end our fiscal year.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table provides certain information regarding the number and value of unexercised stock options at September 30, 2006.  As of that date, no SARs were outstanding.

	Shares acquired		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value ($) of Unexercised In-the- Money Options at Fiscal Year End
Name	on exercise (#)	Value ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Lori A. Jones	—	—	140,000	10,000	—	—
Don Fryhover	—	—	100,000	—	—	—
Louis Dorfman, Jr.	—	—	50,000	—	—	—

(1)             The value of the unexercised in-the-money options is calculated using the closing bid price of our Common Stock on September 29, 2006, at $0.69 per share. Amounts reflected are based on the assumed value minus the exercise price and do not indicate actual sales or proceeds.

Compensation of Directors

Each of our non-employee directors is entitled to receive quarterly cash compensation of $5,000 for attendance at each Board of Directors meeting and each committee meeting.  Committee chairmen and the Chairman of the Board are entitled to receive additional quarterly cash compensation of $1,250 for service as chairman.  Directors who are also our employees do not receive any additional compensation for their service on the Board.  During fiscal 2006, each of Messrs. Roddy, Gistaro, and Weaver were granted options to purchase 20,000 shares of Common Stock at an exercise price of $1.27 per share and an additional 20,000 shares at an exercise price of $.69 per share.  Each of these options vest on September 30, 2006.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Chief Executive Officer

The Board appointed Lori Jones as Chief Executive Officer on December 20, 2004.  Ms. Jones had served as our Chief Financial Officer since January 2003 (see “Chief Financial Officer”).  Ms. Jones’ employment contract, which is effective April 1, 2005, provides for a base salary of $175,000 and bonus compensation of $50,000 for the achievement of certain corporate goals.  Ms. Jones also participates in an incentive reward program, which includes a 1% overriding royalty interest that is proportionately reduced to our net interest in all oil and gas deals.  Upon termination of Ms. Jones’ employment without “cause” or if she resigns her employment for “good reason,” (as defined, which includes a termination of employment in connection with a change of control), Ms. Jones will continue to receive salary for a period of twelve months.  If we terminate Ms. Jones for “cause” (as defined) or if she terminates her employment voluntarily, she will not be entitled to receive severance pay.

Chief Financial Officer

Ms. Jones served as Chief Financial Officer from January 2003 until her appointment as Chief Financial Officer in December 2004.  Pursuant to her employment agreement, amended in August 2004, her base salary was $175,000 per annum.  The employment agreement provided for a $60,000 bonus payment upon the achievement of agreed-upon performance objectives for fiscal 2004.  The bonus payment was paid in January 2005.

The position of Chief Financial Officer remains open as of December 1, 2006.

President and Chief Operating Officer

We entered into an employment agreement with Brian Morrow, effective June 5, 2005, under which he was employed as our President and Chief Operating Officer.  Mr. Morrow resigned effective December 2, 2005.  We are not obligated to make severance payments to Mr. Morrow, and accordingly no payments were made.  Ms. Jones assumed his duties.

Executive Vice President

Louis Dorfman, Jr. was appointed Executive Vice President of ASI Energy on September 29, 2006.  Pursuant to a Letter Agreement, Mr. Dorfman will be paid a base salary equal to $135,000 per annum and will be eligible to participate in incentive reward programs, which include a 1% overriding royalty interest that is proportionately reduced to our net interest in all oil and gas deals. We issued options to Mr. Dorfman for the purchase of 50,000 shares of our Common Stock at an exercise price of $.69 per share, which was the closing bid price on the date of his employment.

Senior Vice President

Donald L. Fryhover was appointed Senior Vice President of ASI Energy on April 24, 2006.  Mr. Fryhover’s base salary is $135,000 per annum, and he is eligible to participate in an incentive reward program, which includes a 1% overriding royalty interest that is proportionately reduced to our net interest in all oil and gas deals.  On his employment date, he was granted stock options for the purchase of up to 30,000 shares of our Common Stock at an exercise price of $1.31 per share, the fair market value on April 24, 2006.  In the event of a termination resulting from a change in control, Mr. Fryhover will continue to receive his base salary for a period of six months.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the shares of our Common Stock (the only outstanding class of voting securities) owned of record and beneficially as of December 1, 2006, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) all directors and executive officers as a group: (Except as otherwise noted in the table, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable, and the address of each shareholder is c/o Analytical Surveys, Inc., 8610 N. New Braunfels, Suite 205, San Antonio, Texas 78217).

	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Longview Fund, LLP(2)*	564,054	12.99%
Alpha Capital, AG(3)	569,837	13.14%
Edward P. Gistaro (4)*	55,000	1.43%
Lori A. Jones (5) *	140,340	3.57%
Thomas P. Roddy (4)*	55,000	1.43%
Rad Weaver (6)*	47,500	1.23%
Don Fryhover (7)	100,114	2.57%
Louis Dorfman, Jr.(8)	50,000	1.30%

All directors and executive officers as a group (6 persons) (9)	447,954	10.57%

*                    Director

**             Less than 1%

(1)             Unless otherwise indicated, all persons have sole voting and investment power with respect to their shares.  All amounts shown in this column include shares obtainable upon exercise of stock options currently exercisable or exercisable within 60 days of the date of this table.

(2)             Represents shares issuable upon exercise of Class E Warrrants.  Mr. S. Michael Rudolph  holds voting and dispositive powers for Longview Fund, L.P.  Mr. Rudolph is the Chief Financial Officer of Viking Management, LLC, investment manager for Longview Fund, L.P.

(3)             Includes 12,056 shares held directly, 157,480 shares of common stock issuable upon conversion of 200,000 shares of Convertible Preferred, 15,433 shares of common stock potentially issuable in lieu of cash for payment of dividends on the Convertible Preferred, 98,425 shares of common stock issuable upon the exercise of Class A Warrants, 98,425 shares issuable upon the exercise of Class B Warrants, and 188,018 shares of common stock issuable upon exercise of Class E Warrants.  Mr. Konrad Ackerman holds voting and dispositive powers for Alpha Capital AG.

(4)             Includes 55,000 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2006.

(5)             Includes 132,500 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2006.

(6)             Includes 47,500 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2006.

(7)             Includes 100,000 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2006.

(8)             Includes 50,000 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2006.

(9)             Includes 440,000 shares of Common Stock underlying options that are exercisable within 60 days of December 1, 2006.

Equity Compensation Plan Information

The following table gives information about equity awards under our equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	513,673	$1.46	96,888
Equity compensation plans not approved by security holders	7,325	$1.49	77,675
Total	520,998	$1.46	174,563

Summary Description of Equity Compensation Plans That Have Not Been Approved by the Shareholders

2000 Stock Incentive Plan

In September 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Pursuant to applicable law, the 2000 Plan has not been approved by our shareholders.  The 2000 Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the Board of Directors.

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

Eligibility for Participation.  Individuals eligible to participate in the 2000 Plan are our employees and employees of our subsidiaries, but not any of our or our subsidiaries’ officers.

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

Vesting and Acceleration.  Options vest at the times determined by the committee, as specified in the applicable award agreement. A participant’s options become fully vested upon the termination of the participant’s employment as a result of a reduction in force and upon the occurrence of our change in control.  In general, a change in control will be deemed to have occurred upon the acquisition by any person of more than 50% of our outstanding voting securities (or securities subject to conversion into voting securities), the acquisition by any person of the power to elect a majority of our directors, certain mergers and other corporate transactions if the holder’s of our voting securities before the transaction receive less than 50% of the outstanding voting securities of the reorganized, merged or consolidated entity, after the transaction, and our complete liquidation or dissolution, or the sale of all or substantially all of our assets, if approval of our shareholders is required for the transaction.

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

Term.  The 2000 Plan expires on September 8, 2010.

2000 Officer and Employee Recruitment Stock Incentive Plan

In September 2000, the Board of Directors adopted the 2000 Officer and Employee Recruitment Stock Incentive Plan (the “2000 Recruitment Plan”).  Pursuant to applicable law, the 2000 Recruitment Plan has not been approved by our shareholders.  The 2000 Recruitment Plan provides for the granting of ISOs and NSOs, as determined by a committee appointed by the Board of Directors.

Number of Shares Subject to the 2000 Recruitment Plan.  The 2000 Recruitment Plan authorizes the grant of options relating to an aggregate of 50,000 shares of Common Stock, subject to adjustment in the case of a change in our capitalization in the same manner as is provided in the 2000 Plan (described above).

Eligibility for Participation.  An individual is eligible for participation in the 2000 Recruitment Plan if such individual has not been previously employed by us and the award of options is made in connection with the entry into an employment contract with such individual.

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

Term.  The 2000 Recruitment Plan expires on September 8, 2010.

Item 12.  Certain Relationships and Related Transactions

On April 2, 2002, Tonga Partners LLP (“Tonga”) invested $2.0 million in us in exchange for the issuance of a senior secured convertible promissory note, the terms of which included the right to appoint a majority of our Board of Directors (the “Change in Control Transaction”). On November 10, 2004, Tonga converted the $1.7 million principal balance of the note plus accrued interest into shares of our Common Stock.  According to filings made by Tonga under Section 16 of the Exchange Act, Tonga liquidated its holdings of our Common Stock by November 15, 2004.  Tonga simultaneously relinquished its right to appoint directors, which resulted in the appointment of new independent directors and relinquishment of Tonga’s control.

Item 13.  Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

3.0	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18, (Registration No. 2-93108-D)).

3.3	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D)).

3.3	Amendment to By-laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998).

4.0	Instruments defining the rights of Security Holders including Indentures

4.1	Form of Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-18

(Registration No. 2-93108-D)).

4.2	Subscription Agreement dated May 31, 2006, (incorporated by reference to Exhibit A of the Company’s Proxy Statement filed June 29, 2006).

4.3	Form of Class E Warrant dated May 31, 2006, (incorporated by reference to Exhibit D of the Company’s Proxy Statement, filed June 29, 2006).

4.4

Securities Purchase Agreement dated as of November 24, 2006, among the Company and the Purchasers named therein, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.5	13% Secured Convertible Debenture due November 24, 2007, issued to Monarch Capital Fund, (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.6

13% Secured Convertible Debenture due November 24, 2007, issued to Harborview Master Fund LP, (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.7

13% Secured Convertible Debenture due November 24, 2007, issued to DKR SoundShore Oasis Holding Fund LTD, (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.8	Common Stock Purchase Warrant dated November 24, 2006, issued to Monarch Capital Fund (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.9

Common Stock Purchase Warrant dated November 24, 2006, issued to Harborview Master Fund LP (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 30, 2006)

4.10

Common Stock Purchase Warrant dated November 24, 2006, issued to DKR SoundShore Oasis Holding Fund LTD (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.11

Registration Rights Agreement entered into as of November 24, 2006, among the Company and the Purchasers,  (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated November 30, 2006).

10.0	Material Contracts

10.1	1993 Non-Qualified Stock Option Plan dated December 11, 1992 (incorporated by reference to the Company’s Proxy Statement dated January 11, 1993).

10.2	Analytical Surveys, Inc. 1997 Incentive Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Proxy Statement dated January 8, 1998).

10.3

Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2000). (1)

10.4	Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2000).

10.5	Analytical Surveys, Inc. Year 2003 Stock Option Plan and form of agreement (incorporated by reference to the Company’s Proxy Statement dated July 21, 2003). (1)

10.6

Employment Agreement dated April 1, 2005, by and between Analytical Surveys, Inc. and Lori Jones (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 28, 2005). (1)

10.7

Employment Agreement dated June 5, 2005, by and between Analytical Surveys, Inc. and Brian Morrow (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 28, 2005). (1)

10.8

Management and Consulting Agreement dated October 7, 2005, by and between Analytical Surveys, Inc. and Wind Lake Solutions, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated October 13, 2005).

10.9

Consulting Agreement dated December 7, 2005, by and between Analytical Surveys, Inc. and Pluris Partners, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated December 13, 2005).

10.10	Incentive Reward Program for fiscal 2006 and 2007 dated August 29, 2006. (1)

10.11

Letter Agreement dated September 29, 2006 between Analytical Surveys, Inc. and Louis Dorfman, Jr. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated October 4, 2006) (1).

22.1	Subsidiaries of the Company

23.1	*Consent of Pannell Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on signature page)

31.1	*Section 302 Certification of Chief Executive Officer

31.2	*Section 302 Certification of Principal Financial Officer

32.1	*Section 906 Certification of Chief Executive Officer

32.2	*Section 906 Certification of Principal Financial Officer

*Filed herein
(1) indicates management contract of compensatory plan or arrangement

Item 14. Principal Accountant Fees and Services.

(a)                      Audit Fees.

As of December 1, 2006, audit fees billed by Pannell Kerr Forster of Texas, P.C. for the audit of our annual financial statements for the fiscal year ended September 30, 2006 and 2005, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission (“SEC”) for these years were $167,500 and $127,308, respectively.

(b)                      Audit-Related Fees.

The aggregate fees billed for professional services rendered by Pannell Kerr Forster of Texas, P.C., for assurance and related services in each of the fiscal years ended September 30, 2006 and September 30, 2005, were $23,852 and $15,551, respectively.  Audit-Related Fees in both fiscal 2006 and fiscal 2005 were related to audits of our operations in Puerto Rico, multiple Registration Statements on Form S-3 filed with the SEC, and various research matters.

(c)                      Tax Fees

The aggregate fees billed for professional services rendered by Pannell Kerr Forster of Texas, P.C. for tax compliance, tax advice, and tax planning in each of the fiscal years ended September 30, 2006 and September 30, 2005, were $29,884 and $17,000, respectively.  Tax fees in fiscal 2006 were incurred for preparation of our federal and state income tax returns as well as for a review of Internal Revenue Code Section 382 rules related to a proposed transaction and Puerto Rican tax compliance services.

(d)                      All Other Fees.

There were no other fees billed in either of the fiscal years ended September 30, 2006 or September 30, 2005 for services rendered by Pannell Kerr Forster of Texas, P.C. or not reportable as Audit Fees, Audit-Related Fees or Tax Fees.

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

ANALYTICAL SURVEYS, INC.

By:	/s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer
(Principal Executive Officer)
Date:	December 22, 2006

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lori A. Jones, her true and lawful attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact or her substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lori A. Jones	Chief Executive Officer	December 22, 2006
Lori A. Jones	(Principal Executive Officer and Principal
Accounting Officer) and Director

/s/ R. Thomas Roddy	Chairman of the Board of Directors	December 22, 2006
R. Thomas Roddy

/s/ Edward P. Gistaro	Director	December 22, 2006
Edward P. Gistaro

/s/ Rad Weaver	Director	December 22, 2006
Rad Weaver