Form 10QSB
period 2006-12-31
ANALYTICAL SURVEYS INC
filed 2007-02-14
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The number of shares of common stock outstanding as of February 12, 2007, was 3,779,256.

Part I
Financial Information

Item 1. Financial Statements
ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	December 31, 2006	September 30, 2006
Current assets:	(Unaudited)
Cash and cash equivalents	$1,284	$1,357
Accounts receivable, net of allowance for doubtful accounts of $0 and $50 at December 31 and September 30, 2006, respectively	147	1,322
Revenue earned in excess of billings, net	—	49
Prepaid expenses and other	55	93
Deferred financing costs	168	133
Total current assets	1,654	2,954
Oil and natural gas properties and equipment; full cost method of accounting	2,319	2,019
Equipment and leasehold improvements, at cost:
Equipment	335	570
Furniture and fixtures	48	98
Leasehold improvements	8	1
	391	669
Less accumulated depreciation and amortization	(359)	(605)
Net equipment and leasehold improvements	32	64
Other assets	150	—
Total assets	$4,155	$5,037
Liabilities and Stockholders’ Equity
Current liabilities:
Senior secured convertible note, net of discount	$1,400	$1,957
Current portion of capital lease obligations	16	16
Billings in excess of revenue earned	—	99
Accounts payable	112	45
Accrued liabilities	74	239
Accrued payroll and related benefits	96	132
Total current liabilities	1,698	2,488
Long-term debt:
Capital lease obligations, less current portion	9	13
Total long-term liabilities	9	13
Total liabilities	1,707	2,501
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, no par value; authorized 2,500 shares; 280 issued and outstanding at December 31 and September 30, 2006	261	261
Common stock, no par value; authorized 100,000 shares; 3,779 shares issued and outstanding at December 31 and September 30, 2006	36,590	36,341
Accumulated deficit	(34,403)	(34,066)
Total stockholders’ equity	2,448	2,536
Total liabilities and stockholders’ equity	$4,155	$5,037

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31
	2006	2005

Revenues
GIS services	$240	$1,360
Oil and gas	3	—
Total revenues	243	1,360

Costs and expenses:
Salaries, wages and benefits	221	781
Subcontractor costs	—	139
Other general and administrative	186	452
Depreciation, depletion and amortization	5	21
Total operating costs	412	1,393
Loss from operations	(169)	(33)
Other income (expense):
Interest expense, net	(99)	(13)
Gain (loss) on sale of assets	(28)	3
Other income (expense), net	(36)	—
Total other income (expense), net	(163)	(10)
Loss before income taxes	(332)	(43)
Provision for income taxes	—	—
Net loss	(332)	(43)
Dividends on preferred stock	(5)	—
Net loss available to common stockholders	$(337)	$(43)

Basic net loss per common share	$(0.09)	$(0.01)
Preferred stock dividends	—	—
Basic net loss per common share available to common shareholders	$(0.09)	$(0.01)

Diluted net loss per common share	$(0.09)	$(0.01)
Preferred stock dividends	—	—
Diluted net loss per common share available to common shareholders	$(0.09)	$(0.01)

Weighted average common shares:
Basic	3,779	2,869
Diluted	3,779	2,869

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended December 31, 2006
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity
Balances at September 30, 2006	280	$261	3,779	$36,341	$(34,066)	$2,536
Amortization of stock-based compensation	—	—	—	2	—	2
Registration costs for Class E Warrants	—	—	—	(25)	—	(25)
Warrants issued pursuant to Senior Convertible Notes	—	—	—	272	—	272
Dividends on preferred stock	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	(332)	(332)
Balances at December 31, 2006	280	$261	3,779	$36,590	$(34,403)	$2,448

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(332)	$(43)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	5	21
Amortization of stock-based compensation expenses	2	—
Accretion of interest on convertible note	65	—
Amortization of deferred loan costs	149	—
Accretion of interest expense on preferred stock	—	12
Loss (gain) on sale of assets	28	(3)
Changes in operating assets and liabilities:
Accounts receivable	1,175	306
Revenue earned in excess of billings, net	49	(95)
Prepaid expenses and other	38	13
Billings in excess of revenue earned	(99)	(68)
Accounts payable and accrued liabilities	(98)	(171)
Accrued payroll and related benefits	(36)	(264)
Net cash provided by (used in) operating activities	946	(292)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(8)	(6)
Investment in oil and gas properties	(300)	—
Investment in nonrefundable purchase option	(150)	—
Cash proceeds from sale of assets	7	4
Net cash used in investing activities	(451)	(2)
Cash flows from financing activities:
Principal payments on capital lease obligations	(4)	—
Dividends paid on preferred stock	(5)	—
Principal payment on convertible note	(2,000)	—
Issuance of convertible note, net of expenses	1,466	—
Fees associated with registration of warrants	(25)	—
Net cash used in financing activities	(568)	—
Net decrease in cash	(73)	(294)
Cash and cash equivalents at beginning of period	1,357	622
Cash and cash equivalents at end of period	$1,284	$328
Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$1
Non-cash financing activities:
Accretion of interest on preferred stock	—	12
Accrual of dividends on preferred stock	$5	$—
Warrants issued related to convertible debt	$272	$—

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-KSB for the year ended September 30, 2006, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended September 30, 2006. All amounts contained herein are presented in thousands unless indicated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2006, and continuing into fiscal 2007, we have experienced significant operating losses with corresponding reductions in working capital and stockholders’ equity. We do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially and consistently over the last five years, which ultimately led to our decision to complete contracts that would generate short term cash flow, sell operations and assign contracts that required investment of working capital, and expand our business strategy to include, and ultimately to principally be an oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves. If we are not able to generate cash flow from our investments in oil and gas properties sufficient to meet our operating and capital requirements, we will be forced to restrict capital and operating expenditures to match available resources or seek additional financing, which if available, may be available only at unfavorable interest rates, if at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational plans designed to improve operating efficiencies, reduce overhead and accelerate cash from our GIS service contracts, reduce and eliminate cash losses, and position us for profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive team, and eliminating, senior and middle management teams. Upon completion of our GIS service contract with Worldwide Services, Inc, and Intergraph (“WWS”) we reduced our total headcount to six persons. In August 2006, we sold our Wisconsin-based operations, completed contracts that were not directly connected to the Wisconsin operation and collected accounts receivable and retained amounts, phased out production personnel and management as contracts were completed, and took aggressive steps toward becoming a valid participant within the energy sector.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our continued turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

On July 21, 2006, we received a notice from the National Association of Security Dealers Stock Market (“NASDAQ”) that we were no longer in compliance with the requirements for continued inclusion of our common stock on NASDAQ pursuant to the NASDAQ’s Marketplace Rule 4310(c)(4) (the “Rule”) because our common stock had closed below $1.00 per share for 30 consecutive business days. We did not regain compliance during the 180 calendar days granted by NASDAQ. On January 24, 2007 have appealed the Staff’s determination and have been granted a hearing by the NASDAQ Listing Qualifications Panel regarding our listing qualifications. The hearing has been scheduled for March 1, 2007.

If we are unable to provide an acceptable plan to regain compliance with the Rule at the hearing that shows evidence that we can regain compliance with the continued listing requirements of the NASDAQ Stock Market, including the minimum bid price per share requirement and the minimum stockholders’ equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on NASDAQ . If we are delisted from NASDAQ, Shareholders may not be able to sell shares quickly at the market price, or at all.

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

Stock Based Compensation. Prior to October 1, 2006, we accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB 25"). Accordingly, we would recognize compensation expense only if we granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. Except for the grant of inducement options to our former chief executive officer in a period not covered by this report, no stock-based employee compensation expense relating to our stock options was reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective date of grant. Prior to October 1, 2006, we provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standard, (“SFAS”) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"), as if the fair value method defined by “Accounting for Stock-Based Compensation” ("SFAS No. 123"), SFAS No. 123 had been applied to its stock-based compensation.

Effective October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R , Share Based Payment, using the modified prospective transition method, and therefore we have not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three months ended December 31, 2006, includes compensation expense for all stock-based compensation awards granted, but not yet fully exercisable, prior to October 1, 2006. The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after September 30, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

As a result of adopting SFAS No. 123R, we recorded $2,116 additional compensation expense for the three months ended December 31, 2006, than would have been recorded if we had continued to account for stock-based compensation under APB 25. There was no impact of the adoption of SFAS No. 123R on either basic and diluted earnings per share for the three months ended December 31, 2006. At December 31, 2006, the unamortized value of employee stock options under SFAS No. 123R was approximately $2,650. The unamortized portion will be expensed at the rate of $2,050, $300, and $300 in the second, third and fourth quarters of fiscal 2007, respectively.

Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

We did not grant any options during the three months ended December 31, 2006.

A summary of the status of the outstanding options and the changes during the three months ended December 31, 2006, is presented in the table below:

	Number of Options (thousands)	Weighted Average Exercise Price

Balance, October 1, 2006	521	$1.46
Granted	—	—
Exercised	—	—
Forfeited	(31)	5.73
Balance, December 31, 2006	490	$1.19

At December 31, 2005, and 2006, approximately 33,000 and 465,000 options, respectively, were exercisable.

A summary of our stock options outstanding and exercisable at December 31, 2006, is presented in the table below:

Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.00 - 1.00	225,000	$0.69	9.7	225,000	$0.69
1.01 - 2.00	195,000	1.32	8.7	187,500	1.31
2.01 - 3.00	70,000	2.35	8.1	52,500	2.35
3.01 - 20.00	200	20.00	0.1	200	20.00
20.01 - 500.00	25	45.90	0.2	25	45.90
$ 0.00 - 500.00	490,225	$1.19	9.1	465,225	$1.14

We have determined that shares of the Common Stock for future exercises shall be from authorized but unissued shares of stock.

A summary of non- exercisable options at December 31, 2006, is shown below:

	Non-Vested Shares	Fair Value
Non-exercisable at September 30, 2006	37,500	$1.94
Granted	—	—
Became exercisable	8,750	1.34
Forfeited	(3,750)	2.30
Non-exercisable at December 31, 2006	25,000	$2.09

For the three months ended December 31, 2005, under APB 25, no stock-based employee compensation expense relating to our stock options was reflected in net loss, as all options granted under our plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective dates of grant.

For our pro forma information for the three months ended December 31, 2005, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model with the following assumptions used:

Three Months Ended December 31, 2005
Dividend yield	0%
Anticipated volatility	92%
Risk-free interest rate	4.0%
Expected lives	2 years

The weighted average fair value of the options on the respective dates of grant, using the fair value based method, for the three months ended December 31, 2005 was $0.15.

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

Three Months Ended
December 31, 2005
(in thousands except
per share earnings)
Net loss available to common shareholders as reported	$(43)
Add: Stock-based employee compensation included in reported net loss	—
Less: Pro forma option expense	(6)
Pro forma net loss	$(49)

Basic net loss per share, as reported	$(0.01)
Less: Pro forma option expense	(0.01)
Pro forma basic net loss per share	$(0.02)

Diluted net loss per share, as reported	$(0.01)
Less: Pro forma option expense	(0.01)
Pro forma diluted net loss per share	$(0.02)

2.	Earnings Per Share

Basic net earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share include the effects of the potential dilution of outstanding options and warrants determined using the treasury stock method, as well as convertible debt on our Common Stock, determined using the if-converted method. We do not present diluted net earnings (loss) per share for periods in which we incurred losses, as the effect of potentially dilutive shares is anti-dilutive. Net earnings (loss) per share for the three-month periods ended December 31, 2006 and 2005 is provided below:

	Three Months Ended
	December 31,
	2006	2005
	(in thousands except
	per share earnings)
Basic
Net loss available to common shareholders	$(337)	$(43)
Weighted average shares	3,779	2,869
Net loss per share	$(0.09)	$(0.01)
Preferred stock dividends	—	—
Net loss per share available to
common shareholders	$(0.09)	$(0.01)
Diluted
Net loss available to common shareholders	$(337)	$(43)
Weighted average shares	3,779	2,869
Net loss per share	$(0.09)	$(0.01)
Preferred stock dividends	—	—
Net loss per share available to
common shareholders	$(0.09)	$(0.01)

3.	Impact of Accounting Pronouncements

SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”, establishes a comprehensive set of disclosures for oil and gas producing activities. We will add appropriate disclosures when our oil and gas activities are significant and material. Such disclosure will include supplementary information including:

a.	proved oil and gas reserve quantities;

b.	capitalized costs relating to oil and gas producing activities;

c.	costs incurred in oil and gas property acquisition, exploration, and development activities;

d.	results of operations for oil and gas producing activities; and

e.	a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities.

4.	Oil and Natural Gas Properties and Equipment

On February 15, 2006, we purchased a twenty percent (20%) working interest in a well designated as the Welker 1-7, located in Pawnee County, Oklahoma for $300,000 in cash. Contemporaneously with such purchase, we entered into an operating agreement with the seller and owner of the other 80% working interest. The well was completed in March 2006 and is currently producing small amounts of oil from the Prue formation. However, as the true targets for this well are the Iron Post and Dawson coal bed zones, and as coal beds require a de-watering process, completion of these zones will occur after the operator drills a water disposal well adjacent to the property. The operator has indicated that a water disposal well will be drilled as part of a separate investment program in fiscal 2007. The de-watering process typically requires four to six months before reaching the full potential gas production from the well.

On March 15, 2006, we completed the purchase of a 50% working interest in three wells designated as Shields No. 1, 2, and 3, located in Pawnee County, Oklahoma, plus a 100% interest in certain fixtures and equipment used in connection with the operation of the wells. We paid $150,000 cash and issued 129,032 shares of Common Stock having a fair market value (equal to the closing bid on March 14, 2006) of $1.55 per share, or $200,000. In July 2006, we exchanged one-half of our working interest in return for a carry of all costs associated with drilling and recompletion activities associated with our remaining working interest in the three wells. One well has been permitted as a water disposal well. A second well is planned for recompletion in fiscal 2007. We plan to recomplete the third well at a later date.

On May 15, 2006, we purchased a 10.0% working interest in a relatively deep Anadarko Basin natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma, for $120,000 in cash. As of December 31, 2006, we funded our proportionate share of intangible costs of drilling and completing the well, which totaled approximately $1.5 million. Our net revenue interest is proportionately reduced to a 75% net revenue interest, or 7.5%. The Adrienne 1-9 is operated by Range Resources Corporation and is currently testing through fracture-stimulated perforations at a rate of approximately one million cubic feet of gas per day. Initial tests are being performed on the Boatwright formation, however, additional zones with productive potential remain behind pipe. We funded this obligation through the issuance of a convertible senior secured promissory note on May 31, 2006 (see Note 6).

As of December 31, 2006, we had no proved reserves. Accordingly, supplementary disclosures, including the presentation of standardized measures and changes in standard measures are not presented in this quarterly report on Form 10-QSB.

5.	Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows.

	December 31, 2006	September 30, 2006
Accrued payroll	$66	$81
Accrued health benefits	4	15
Accrued vacation	26	36
Accrued payroll and related benefits	$96	$132

6.	Debt

The components of debt are summarized as follows.

Long-Term Debt	December 31, 2006	September 30, 2006
Senior secured convertible notes, net of discount	$1,400	$1,957
Capital lease obligations	25	29
	1,425	1,986
Less current portion	(1,416)	(1,973)
	$9	$13

On November 24, 2006, we issued to three investors, three one-year senior secured convertible notes (“collectively, the Convertible Notes”) totaling $1.65 million pursuant to a Securities Purchase Agreement dated as of November 24, 2006 (the "Purchase Agreement"). The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into 2,374,101 shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of the Common Stock on the trading date preceding the closing date of November 24, 2006. Upon maturity at November 24, 2007, any unconverted outstanding principal and interest is due and payable in cash. In connection with the Purchase Agreement, we issued to the investors warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share (“Note Warrants”), which was $0.01 above the fair market value of the Common Stock on the trading date preceding the closing date. The Warrants are exercisable any time after May 24, 2007, and before November 24, 2011. Net proceeds after expenses totaled approximately $1.466 million. We also paid a cash finder’s fee of $132,000 and issued Note Warrants to purchase 189,928 shares of our Common Stock at an exercise price of $0.57 per share to the placement agent, Palladium Capital Advisors, LLC. Proceeds are being used for working capital and to fund additional investments in oil and natural gas non-operating interests.

The sale of the Convertible Notes and Note Warrants was made pursuant to Section 4(2) of the Securities Act of 1933 as amended, and Rule 506 promulgated thereunder. Pursuant to the terms of the Registration Rights Agreement, on December 22, 2006, we filed a registration statement on Form S-3 to register 130% of the total shares issuable under the transaction.

We recorded the Convertible Notes at a discount after giving effect to the $272,300 estimated fair market value of the Note Warrants, which was credited to equity. The Note Warrants were valued using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%, annual volatility of 125%, and risk free interest rate of 4.56%. The carrying value of the Convertible Notes is being accreted to the face amount by charges to interest expense over the one year term until maturity on November 24, 2007. The carrying value at December 31, 2006, was $1.4 million and represents the $1.65 million outstanding principal less the unearned discount of approximately $250,000.

We incurred financing costs totaling $183,500 pursuant to the Convertible Notes, including the finder’s fee, a 1% due diligence fee paid to the investors, and legal and professional fees. These deferred financing costs are being amortized to interest expense over the one year term of the Convertible Notes. After giving effect to the value of the Note Warrants and the financing costs, the effective rate of interest on the Convertible Notes is 56%.

On May 30, 2006, we issued 14% convertible senior secured promissory notes to two holders in the principal amount of $1.5 million and $0.5 million, respectively, (each, a “Senior Note”, and collectively the “Senior Notes”). The holders also received warrants entitling them to purchase, in the aggregate, 752,072 shares of the Common Stock at an exercise price of $1.186 per share, which was the closing bid price of the Common Stock on May 31, 2006, (“Class E Warrants”). On September 19, 2006, the holders exercised their right to accelerate the maturity of the Senior Notes to October 19, 2006, due to the failure of our shareholders to approve certain conversion terms and the issuance of additional warrants at our Annual Meeting of Shareholders held on August 29, 2006. On October 18, 2006, we paid the outstanding principal and interest of the Senior Notes, which totaled $2,012,274, utilizing cash reserves and the collection of $1.0 million of accounts receivable subsequent to September 30, 2006.

We recorded the Senior Notes at a discount after giving effect to the $80,424 estimated fair value of the Class E Warrants, which was credited to equity. We amortized the discount as interest expense over the two-year term of the Senior Notes until September 19, 2006, on which date we accelerated the rate of accretion to reflect the new maturity date of October 19, 2006. The remaining unearned discount of $43,196 as of September 30, 2006, were recorded as interest expense through October 19, 2006.

We incurred expenses totaling approximately $249,000 related to the issuance of the Senior Notes. We recorded these expenses as prepaid or deferred financing costs. These expenses were amortized to other expense over the two-year term of the Senior Notes until September 19, 2006, on which date we accelerated the rate of amortization to reflect the new maturity date of October 19, 2006. The unamortized balance of these deferred costs, which totaled $133,728 on September 30, 2006, was recorded as other expense through October 19, 2006.

7.	Convertible Preferred Stock

At December 31, 2006, we had outstanding 280,000 shares of Series A Convertible Preferred (“Convertible Preferred”), which are convertible into 220,472 of Common Stock on or before February 9, 2008.

On February 10, 2006, we issued 760,000 shares of Convertible Preferred with gross aggregate proceeds of approximately $760,000. The holders of 480,000 shares of Convertible Preferred converted their shares into 377,952 shares of Common Stock at $1.27 per share, which was determined by applying a 10% discount to the 5-day trailing average closing price of Common Stock of $1.41 on February 9, 2006. The holders of the Convertible Preferred received Class A Warrants that entitle them to purchase up to 299,212 shares of Common Stock at $1.34, or 101% of the closing bid price on February 10, 2006, and an equivalent number of Class B Warrants (collectively, the “February Warrants”) that carry an exercise price of $1.49, or 112% of the closing bid price on February 10, 2006. We also issued 82,678 Class A Warrants and 82,678 Class B Warrants to certain parties as a finder’s fee. The February Warrants are exercisable after six months from the date of closing until their expiration three years from the date of closing. A Registration Statement on Form S-3 to register all shares issuable pursuant to the Convertible Preferred and related February Warrants was declared effective on April 12, 2006. If the holders of the Convertible Preferred elect to receive future dividends in the form of Common Stock, we may issue up to an additional 25,500 shares of Common Stock in lieu of cash.

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

The deemed dividend was recorded in the quarter ending March 31, 2006, with a corresponding amount recorded as convertible preferred stock. The deemed dividend is calculated as the difference between the fair value of the underlying Common Stock less the proceeds that have been received for the Convertible Preferred.

8.	Segment Information

Principally all of our operations for the periods covered in this report are related to our GIS business. However, at December 31, 2006, a substantial portion of our assets are related to our oil and gas activities. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We did not own any assets or engage in activities related to our oil and gas activities in the three months ended December 31, 2005, and therefore we have limited our presentation of segment data to the three months ended December 31, 2006.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred financing costs (in thousands).

	GIS Services	Energy Division	Non- Segment	Total
Quarter ending December 31, 2006
Operations
Revenues	$240	$3	$—	$243
Loss from operations	(19)	(150)	—	(169)
Interest expense, net	—	—	(99)	(99)
Other	—	—	(64)	(64)
Net loss				$(332)
Assets
Segment assets	$151	$2,319	$—	$2,470
Non-segment assets	—	—	1,685	1,685
Consolidated assets				$4,155
Capital expenditures	$—	$300	$8	$308
Depreciation, depletion, and amortization	$4	$—	$1	$5

9.	Litigation and Other Contingencies

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

Our GIS services have historically been subject to a concentration of credit risk. At December 31, 2006, our accounts receivable related to GIS services, which totaled $147,000, was comprised principally from two customers, representing 70% (WWS) and 21% (Utility Pole Technologies (“UPT”). For the quarter ending December 31, 2006, our GIS service revenue was earned from services rendered to these two customers, representing 70% (WWS) and 30% (UPT), respectively.

At December 31, 2005, we had multiple contracts with three customers, the aggregate of which accounted for 74% of our consolidated revenues during the three months ending December 31, 2005, (WWS, 43%; AGL Resources, 17%; and MWH Americas, Inc., 14%.) One of these customers (WWS) accounted for 85% of our total accounts receivable at December 31, 2005.

11.	Subsequent Events

On December 23, 2006, we entered into a Purchase and Sale Agreement for the acquisition of a non-operating working interest in three oil and gas fields located in the South Texas Gulf Coast region. Pursuant to the terms of the Agreement, we paid $150,000 to the seller of the property as a non-refundable option fee. On February 14, 2006, we determined the transaction is not in the best interest of the Company or our shareholders as the cost of available capital would have made the transaction only marginally successful. We will record the option fee as other expense in the quarter ending March 31, 2007.

Item 2. Management’s Discussion And Analysis Or Plan Of Operations

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-QSB. THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-QSB, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY'S STRATEGY, FUTURE SALES, FUTURE EXPENSES, FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-QSB ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-QSB, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-QSB. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1. BUSINESS--"RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON THE COMPANY’S BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

Overview

Founded in 1981, we have historically served as a provider of data conversion and digital mapping services to users of customized geographic information systems. However, we have experienced a steady decrease in the demand for our services over the past five years; our backlog has decreased substantially in each of the past five years; and we have been unsuccessful in winning new business at acceptable margins. In fiscal 2006, we acted upon our belief that we would not be able to sustain the operations of our historical business. We transitioned our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves.

We have built a senior management team that we believe is capable of executing a balanced growth strategy that includes participation in lower risk development drilling, combined with higher potential exploratory locations. We formed a division called ASI Energy and hired Mr. Don Fryhover in April 2006, as senior vice president, to lead the division, and in September 2006, we appointed Mr. Louis Dorfman, Jr. as executive vice president.

We have issued equity and convertible debt instruments to finance several investments in oil and gas interests. In February 2006, we issued 760,000 shares of Series A Convertible Preferred Stock (convertible into 598,425 shares of our Common Stock) (the “Convertible Preferred”), accompanied by Class A Warrants (exercisable into 299,212 shares of our Common Stock at $1.34 per share) and Class B Warrants (exercisable into 299,212 shares of our Common Stock at $1.49 per share) generating gross proceeds of $760,000. At December 31, 2006, 280,000 shares of Convertible Preferred were outstanding, which are convertible into 220,427 shares of our Common Stock. On November 24, 2006, we issued three one-year senior secured convertible notes (“Convertible Notes”) totaling $1.65 million (convertible into 2,374,101 shares of our Common Stock), accompanied by warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share. The Convertible Notes bear interest at a rate of 13% per annum, payable quarterly. Upon maturity on November 23, 2007, any unconverted outstanding principal and interest is due and payable in cash. In October 2006, we repaid 14% convertible senior secured promissory notes in the aggregate principal amount of $2.0 million (the “Senior Notes”), utilizing cash generated from the sale of our production center in Wisconsin and collections of receivables from contracts that are in final stages of completion. We have made investments in three oil and gas properties which are in various stages of drilling and completion or recompletion and are not generating significant quantities of oil or gas. We intend to continue to finance these acquisitions through the private placement of equity supplemented by issuance of debt, which is dependent on the terms on which we are able to negotiate, if any.

Our decision to transition our principal business from our traditional GIS data conversion business to an independent oil and gas enterprise was based on the dramatic decrease of the GIS business in past years and the severe operating losses we have incurred. Effective August 1, 2006, we sold the assets associated with our Wisconsin-based production center to RAMTeCH Software Solutions, Inc. ("RAMTeCH") for $235,000 in cash, which includes $85,000 for fixed assets with a net book value of approximately $30,000, $5,000 for a non-competition clause prohibiting us from indirectly contacting or marketing data conversion or data maintenance services in the continental United States for a period of three years, and $145,000 for transitional consulting services to assist RAMTeCH with the operation of the production center until December 31, 2006. There are no direct costs related to the consulting agreement. We transferred several ongoing GIS service contracts to RAMTeCH, who assumed the employment obligations relating to the personnel associated with the production center. RAMTeCH will be entitled to payment for services rendered pursuant to the assigned contracts after that date, and is responsible for all costs related to those contracts as well as the operation of the production facility located in Waukesha, Wisconsin.

We completed the performance of our contract with Worldwide Services, Inc. and Intergraph, (“WWS”) in fiscal 2006, and delivered and reconciled the final deliverable and billable quantities in the quarter ending December 31, 2006. This reconciliation resulted in additional revenue, after the release of reserves on our accounts receivable and revenues in excess of billings, totaling approximately $163,000. We have elected to continue to perform services for an additional customer in fiscal 2007, although we do not anticipate that revenue generated from these services will be material. Substantially all of our accounts receivable at December 31, 2006, are related to these two customers.

At December 31, 2006, we employed approximately six full-time employees. While we have and will continue to reduce our general and administrative expenses, we are incurring legal and professional fee expenses related to our initiative into new business ventures. We also anticipate that compliance with the requirements of the Sarbanes-Oxley Act, as applicable, will require substantial financial and management resources and result in additional expenses.

Our entry into the oil and natural gas exploration and production business is very recent. Although several oil and gas investments have been made, the Washita County well (the “Adrienne 1-9”) is our largest investment to date and therefore significant emphasis has been placed upon this investment. The Adrienne 1-9 is operated by Range Resources Corporation and is currently testing through fracture-stimulated perforations at a rate of approximately one million cubic feet of gas per day. Initial tests are being performed on the Boatwright formation, however, additional zones with productive potential remain behind pipe. We own a 10% working interest and a 7.5% net revenue interest in the well. However, there is no assurance that the Adrienne 1-9 will produce natural gas at volumes that will generate significant cash flows. There is also no assurance that, upon completion, any of the wells will ultimately yield production in amounts necessary to support the financial projections. In either case, we may not realize the revenue expected by us. In the extreme case, where no revenue is realized because the operator is forced to plug and abandon the wells, our overall business will be significantly harmed, and we could be forced to liquidate our assets.

On December 23, 2006, we entered into a Purchase and Sale Agreement for the acquisition of a non-operating working interest in three oil and gas fields located in the South Texas Gulf Coast region. Pursuant to the terms of the agreement, we paid $150,000 to the seller of the property as a non-refundable option fee. On February 14, 2006, we determined the transaction is not in the best interest of the Company or our shareholders as the cost of available capital would have made the transaction only marginally successful. We will record the option fee as other expense in the quarter ending March 31, 2007.

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

We believe that our current cash position will be sufficient to meet our share of the operating expenses and capital expenditures required to exploit completely the oil and natural gas interests we have acquired thus far, including the Washita County well. However, in order to fully implement our strategy of transitioning into the oil and gas sector, we will need to acquire additional oil and natural gas interests and will, therefore, require additional capital. Although we may receive approximately $1.9 million, less expenses, from the exercise of the warrants described in Notes 6 and 7, we have no way of estimating the ultimate amount that we will receive from the exercise of warrants. Also, we do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy.

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

We may not be able to reach a level of operating income from oil and natural gas activities that will generate cash flow sufficient to meet the operating and capital requirements of that business, plus the shortfall in cash flow arising from our traditional business. Given the risks associated with this endeavor, there is no assurance that we can achieve the necessary level of operating income in a timely manner.

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

The sum of net capitalized costs and estimated future development and dismantlement costs is depleted on the equivalent unit-of-production method, based on proved oil and natural gas reserves as determined by independent petroleum engineers. Oil and natural gas are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of oil.

Valuation of Accounts Receivable. We released our allowances for doubtful accounts as of December 31, 2006, as we were able to determine that our customers are able and plan to make required payments on those accounts. Management routinely assesses the financial condition of our customers and the markets in which these customers participate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended
	December 31,
	2006	2005
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%
Costs and expenses
Salaries, wages and related benefits	90.9	57.5
Subcontractor costs	—	10.2
Other general and administrative	76.5	33.3
Depreciation, depletion and amortization	2.1	1.5

Loss from operations	(69.5)	(2.5)

Other expense, net	(67.1)	(0.7)

Loss before income taxes	(136.6)	(3.2)
Provision for income taxes	—	—
Net loss	(136.6)	(3.2)
Dividends on preferred stock	(2.1)	—
Net loss available to common shareholders	(138.7)%	(3.2)%

Three Months Ended December 31, 2006 and 2005

Revenues. We recognize revenues as services are performed. Our GIS service revenues were earned from only two customers during the three months ended December 31, 2006, totaling $240,000 for as compared to $1,360,000 for the same period in fiscal 2006, a decrease of approximately $1,120,000. This 82.3% decrease was a result of the completion of long-term contracts that were not replaced with new contracts and the assignment of certain contracts pursuant to the sale of our Wisconsin-based production center in the fourth quarter of fiscal 2006. The level of new contract signings has steadily decreased in recent fiscal years, and, as a result, revenues have decreased. We did not generate any significant revenue from our oil and gas investments during the three months ended December 31, 2006.

Salaries, Wages and Benefits. Salaries, wages and benefits include employee compensation for production, administrative and executive employees. Salaries, wages and related benefits decreased $560,000 to $221,000 in the first quarter of fiscal 2007 as compared to $781,000 in the same quarter in fiscal 2006. The fiscal 2006 quarter includes expenses related to the Wisconsin production center. The fiscal 2007 quarter does not include salaries and wages for the Wisconsin production center, and we have steadily reduced our production staff as we have completed retained contracts. Additionally, we reduced the size of our administrative staff during the first quarter of fiscal 2007.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties, both domestic and offshore, for production tasks such as data conversion and field survey services to meet contract requirements. No subcontractors were used to perform services during the first fiscal quarter of 2007, nor do we anticipate subcontractors will be used in future periods to perform GIS services.

Other General and Administrative. Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 58.8%, or approximately $266,000 in the first quarter of fiscal 2007 to approximately $186,000 as compared to $452,000 in the same period in fiscal 2006. We eliminated all of these costs related to the Wisconsin based production center, including approximately $80,000 in consulting fees, prior to the beginning of the 2007 quarter. We also relocated our corporate offices in November 2006 to more suitable and economical facilities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $16,000 in the first three months of fiscal 2007 as compared to the same period in fiscal 2006 due to some equipment becoming fully depreciated. The replacement cost on computer equipment is significantly lower than the replaced items, and the need for investment in new equipment has diminished. Accordingly, depreciation and amortization expense has decreased in recent periods.

Interest Expense, Net. We incurred net interest expense totaling approximately $99,000 in the quarter ending December 31, 2006, as compared to $13,000 in the quarter ending December 31, 2005, which was comprised of non-cash interest totaling approximately $15,000 related to the accretion of our Series A Redeemable Preferred Stock, offset by interest earned. During the first quarter of fiscal 2007, we paid approximately $18,000 interest in cash on our Convertible Notes, and we incurred non-cash interest expense of approximately $81,000, which included amortization of the discounts on the Convertible Notes and Senior Notes.

Other Income (Expense). Net other expense for the quarter ended December 31, 2006, totaled approximately $64,000, as compared to other income totaling approximately $3,000 that was generated from the sale of an asset during the comparable fiscal 2006 quarter. During the quarter ended December 31, 2006, we recognized approximately $98,000 in consulting fee income related to the sale of the Wisconsin-based production center. Additionally, we amortized deferred loan costs to other expense totaling approximately $134,000, and we sold a set of partition cubicles at a loss of approximately $28,000. We relocated our corporate offices in November 2006, at which time we disposed of additional computer equipment, furniture, and software items that were not being utilized and which had no material net book value.

Income Taxes. Federal income tax expense for fiscal year 2007 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three months ended December 31, 2006. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three months ended December 31, 2006 and 2005.

Net Loss. We recorded a net loss of approximately $332,000 in the first quarter of fiscal 2007 as compared to a net loss of approximately $43,000 in the same quarter of fiscal 2006. The variance was due to the low level of revenue offset by the lower level of expense in the fiscal 2007 quarter.

Liquidity and Capital Resources

Table of Contractual Obligations. Below is a schedule (by period due) of the future payments that we are obligated to make over the next five years based on agreements in place as of December 31, 2006.

		Fiscal Year Ending September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$35	$47	$49	$46	$47	$12	$236
Capital lease obligations	17	14	—	—	—	—	31
Senior secured convertible notes	179	1,686	—	—	—	—	1,865
Interest payments on preferred stock	15	12	—	—	—	—	27
Total	$246	$1,759	$49	$46	$47	$12	$2,159

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows.

Long-Term Debt	December 31, 2006	September 30, 2006
Senior secured convertible notes, net of discount	$1,400	$1,957
Other debt and capital lease obligations	25	29
	1,425	1,986
Less current portion	(1,416)	(1,973)
	$9	$13

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since fiscal 2000, we have experienced significant operating losses with corresponding reductions in working capital. Our revenues and backlog decreased significantly during that time. These factors, among others, have resulted in our independent auditors issuing an audit opinion on the September 30, 2006, financial statements that expressed substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational plans designed to improve operating efficiencies, reduce overhead and accelerate cash from our GIS service contracts, reduce and eliminate cash losses, and position us for profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive team, and eliminating, senior and middle management teams. Upon completion of our GIS service contract with WWS we reduced our total headcount to six persons. In August 2006, we sold our Wisconsin-based operations. We completed contracts that were not directly connected to the Wisconsin operation and collected accounts receivable and retained amounts, phased out production personnel and management as contracts were completed, and took aggressive steps toward becoming a valid participant within the energy sector.

In the absence of a line of credit and because of our inability to secure debt on terms that would be considered reasonable based on our recent operating history, we depend on internal cash flow to sustain operations. Historically, internal cash flow has been affected by customer contract terms and progress achieved on projects. Fluctuations in internal cash flow were reflected in three contract-related accounts: (i) accounts receivable, (ii) revenues in excess of billings, and (iii) billings in excess of revenues. Under the percentage of completion method of accounting:

i.	"Accounts receivable" is created when an amount becomes due from a customer, which typically occurs when an event specified in the contract triggers a billing.
ii.	"Revenues in excess of billings" occur when we performed under a contract even though a billing event was not triggered.
iii.	"Billings in excess of revenues" occur when we received an advance or deposit against work yet to be performed.

These accounts, which represent a significant investment by us in our business, affect our cash flow as projects are signed, performed, billed and collected. At December 31, 2006, we had completed all contracts with GIS customers. We had no revenues in excess of billings or billings in excess of revenues. Our accounts receivable were comprised of two customers, represented by WWS (70%) and UPT (21%).

We intend to continue to provide services to UPT during the remainder of fiscal 2007. The services will not be provided under a long-term contract.

In order to meet our short-term cash requirements we must generate more cash from our investments in oil and gas interests than we pay to our employees and suppliers. If we are unable to realize cash from these investments, we will be forced to obtain additional financing and/or restrict capital and operating expenditures to match available resources.

On November 24, 2006, we issued three one-year senior secured convertible notes (“Convertible Notes”) totaling $1.65 million pursuant to a Securities Purchase Agreement dated as of November 24, 2006, (the "Purchase Agreement"). The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into 2,374,101 shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of the Common Stock on the trading date preceding the closing date of November 24, 2006. Upon maturity at November 23, 2007, any unconverted outstanding principal and interest is due and payable in cash. In connection with the Purchase Agreement, we issued to the investors warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share (“Note Warrants”), which was $0.01 above the fair market value of the Common Stock on the trading date preceding the closing date. The Warrants are exercisable any time after May 24, 2007, and before November 24, 2011. Net proceeds after expenses totaled approximately $1.466 million. We also paid a cash finder’s fee of $132,000 and issued Note Warrants to purchase 189,928 shares of our Common Stock at an exercise price of $0.57 per share to the placement agent, Palladium Capital Advisors, LLC. Proceeds are being used for working capital and to fund additional investments in oil and natural gas non-operating interests.

We recorded the Convertible Notes at a discount after giving effect to the $272,300 estimated fair market value of the Note Warrants, which was credited to equity. The Note Warrants were valued using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%, annual volatility of 125%, and risk free interest rate of 4.56%. The carrying value of the Convertible Notes is being accreted to the face amount by charges to interest expense over the one year term until maturity on November 24, 2007. The carrying value at December 31, 2006, was $1.4 million and represents the $1.65 million outstanding principal less the unearned discount of approximately $250,000.

We incurred financing costs totaling $183,500 pursuant to the Convertible Notes, including the finder’s fee, a 1% due diligence fee paid to the investors, and legal and professional fees. These deferred financing costs are being amortized as interest expense over the one year term of the Convertible Notes. After giving effect to the value of the Note Warrants and the financing costs, the effective rate of interest on the Convertible Notes is 56%.

In May 2006, we issued Senior Notes to two holders totaling $2.0 million, to fund the drilling and completion of a 12.5% working interest in a natural gas well located in Washita County, Oklahoma. The holders also received Class E Warrants entitling them to purchase, in the aggregate, 752,072 shares of the Common Stock at an exercise price of $1.186 per share, which was the closing bid price of the Common Stock on May 31, 2006. When shareholders did not approve conversion terms of the Senior Notes and the issuance of additional warrants to the holders at our Annual Meeting of Shareholders held on August 29, 2006. On September 19, 2006, the holders exercised their right to accelerate the maturity of the Senior Notes to October 19, 2006, on which date the principal amount, together with accrued and unpaid and the issuance interest and all other sums due under the Senior Notes became due and payable in cash. On October 18, 2006, we paid the outstanding principal and interest due on the Senior Notes, which totaled $2,012,274, utilizing cash reserves and the collection of $1.0 million of accounts receivable subsequent to September 30, 2006.

We recorded the Senior Notes at a discount after giving effect to the $80,424 estimated fair value of the Class E Warrants, which was credited to equity. The carrying value of the Senior Notes was accreted to the face amount by charges to interest expense over the two year term until September 19, 2006, on which date we accelerated the rate of accretion to reflect the new maturity date of October 19, 2006. The unearned discount of $43,196 as of September 30, 2006, was recorded as interest expense during the quarter. We recorded deferred loan costs totaling approximately $249,000 related to the issuance of the Senior Notes, and amortized the costs to other expense over the two-year term of the Senior Notes until September 19, 2006, on which date we accelerated the rate of amortization to reflect the new maturity date. The unamortized balance of the deferred expense at September 30, 2006, of $133,728, was amortized to other expense during the quarter ending December 31, 2006.

On February 10, 2006, we completed the placement of a new Series A Convertible Preferred Stock (“Convertible Preferred”) with aggregate gross proceeds of approximately $760,000. The two-year Convertible Preferred, which bears interest at 7% annually, may be converted into 598,425 shares of our Common Stock at fixed conversion price of $1.27, which was determined by applying a 10% discount to the 5-day trailing average closing price of our Common Stock of $1.41 as of the NASDAQ Stock Market close on February 9, 2006. We also issued warrants to purchase up to 748,031 shares of our Common Stock pursuant to this transaction.

The following table sets forth the number of shares of Common Stock that are issuable upon conversion of our outstanding preferred stock, convertible debt, and warrants:

		Conversion Price	Common Shares Issuable
Series A Convertible Preferred Stock	280,000	$1.27	220,472
Class A Warrants	381,890	1.34	381,890
Class B Warrants	381,890	1.49	381,890
Class E Warrants	752,072	1.186	752,072
Warrants issued in November 2006	2,564,079	0.58	2,564,029
Senior secured convertible note	$1,650,000	0.695	2,374,101
Total shares issuable and weighted average price		$0.80	6,674,454

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern. However, we believe that our turnaround efforts, if successful, will improve operations and generate sufficient cash to meet our obligations in a timely manner.

Our operating activities provided $946,000 and used $292,000 cash during the three months ended December 31, 2006 and 2005, respectively. We collected approximately $1,125,000 and $143,000 from contract-related accounts during the respective periods. We reduced our accounts payable and accrued expense liabilities by $134,000 and $435,000 during the three months ended December 31, 2006 and 2005, respectively.

We purchased equipment and leasehold improvements totaling $8,000 and $6,000, during the three months ended December 31, 2006 and 2005, respectively. We also invested $300,000 in oil and gas properties during the three months ended December 31, 2006. We paid a nonrefundable option fee for the acquisition of a non-operating working interest in three oil and gas fields located in the South Texas Gulf Coast region.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who also serves as our Principal Accounting Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on her evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer, who also serves as our Principal Financial Officer, has concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Accounting Officer resigned effective November 30, 2006. His departure was part of our plan to streamline the management team in accordance with our reduced operational requirements. Our Chief Executive Officer will continue to perform the role of Principal Financial Officer, supported by other accounting personnel.

Part II
Other Information

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under Note 9, “Litigation and Other Contingencies”, to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On November 24, 2006, we issued three one-year senior secured convertible notes (“Convertible Notes”) totaling $1.65 million pursuant to a Securities Purchase Agreement dated as of November 24, 2006, (the "Purchase Agreement"). The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into 2,374,101 shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of the Common Stock on the trading date preceding the closing date of November 24, 2006. Upon maturity, any unconverted outstanding principal and interest is due and payable in cash. In connection with the Purchase Agreement, we issued to the investors warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share, which was $0.01 above the fair market value of the Common Stock on the trading date preceding the closing date. The warrants are exercisable any time after May 24, 2007, and before November 24, 2011. Net proceeds after expenses totaled approximately $1.466 million. We also paid a finder’s fee of $132,000 in cash and issued warrants to purchase 189,928 shares of our Common Stock at $0.57 to the placement agent, Palladium Capital Advisors, LLC. Proceeds will be used to fund additional investments in oil and natural gas non-operating interests.

The sale of the Convertible Notes and warrants was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Pursuant to the terms of the Registration Rights Agreement we agreed to file a series of registration statements to register 130% of the total shares issuable under the transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

       32.2  Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Analytical Surveys, Inc.
(Registrant)

Date:  February 14, 2007 /s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer