Form 10-Q
period 2007-03-31
ANALYTICAL SURVEYS INC
filed 2007-05-15
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of common stock outstanding as of May 12, 2007, was 3,789,256.

TABLE OF CONTENTS

		PAGE
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operations	15

Item 3.	Controls and Procedures	22

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submissions of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits

SIGNATURES		24

Part I
Financial Information

Item 1. Financial Statements
ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	March 31, 2007	September 30, 2006
Current assets:	(Unaudited)
Cash and cash equivalents	$697	$1,357
Accounts receivable, net of allowance for doubtful accounts of $0 and $50 at March 31, 2007 and September 30, 2006, respectively	59	1,322
Revenue earned in excess of billings, net	—	49
Prepaid expenses and other	36	93
Deferred financing costs	122	133
Total current assets	914	2,954
Oil and natural gas properties and equipment; full cost method of accounting	2,672	2,019
Equipment and leasehold improvements, at cost:
Equipment	338	570
Furniture and fixtures	51	98
Leasehold improvements	8	1
	397	669
Less accumulated depreciation and amortization	(363)	(605)
Net equipment and leasehold improvements	34	64
Total assets	$3,620	$5,037
Liabilities and Stockholders’ Equity
Current liabilities:
Senior secured convertible note, net of discount	$1,462	$1,957
Current portion of capital lease obligations	16	16
Billings in excess of revenue earned	—	99
Accounts payable	153	45
Accrued liabilities	120	239
Accrued payroll and related benefits	126	132
Total current liabilities	1,877	2,488
Long-term debt:
Capital lease obligations, less current portion	5	13
Total long-term liabilities	5	13
Total liabilities	1,882	2,501
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, no par value; authorized 2,500 shares; 280 issued and outstanding at March 31, 2007, and September 30, 2006, respectively	261	261
Common stock, no par value; authorized 100,000 shares; 3,789 and 3,779 shares issued and outstanding at March 31, 2007, and September 30, 2006, respectively	36,582	36,341
Accumulated deficit	(35,105)	(34,066)
Total stockholders’ equity	1,738	2,536
Total liabilities and stockholders’ equity	$3,620	$5,037

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues:
GIS services	$60	$1,384	$300	$2,743
Oil and gas	26	—	29	—
Total revenues	86	1,384	329	2,743

Costs and expenses:
Salaries, wages and benefits	197	876	418	1,657
Subcontractor costs	—	275	—	414
Oil and gas expenses	15	—	13	—
Other general and administrative	240	218	429	670
Depreciation, depletion and amortization	24	17	29	37
Total operating costs	476	1,386	889	2,778
Loss from operations	(390)	(2)	(560)	(35)
Other income (expense):
Interest expense, net	(158)	(41)	(257)	(54)
Gain (loss) on sale of assets	1	—	(27)	3
Gain on extinguishment of debt	—	61	—	61
Other income (expense), net	(150)	—	(185)	—
Total other income (expense), net	(307)	20	(469)	10
Earnings (loss) before income taxes	(697)	18	(1,029)	(25)
Provision for income taxes	—	—	—	—
Net earnings (loss)	(697)	18	(1,029)	(25)
Deemed dividend associated with beneficial conversion feature of preferred stock	—	(30)	—	(30)
Dividends on preferred stock	(5)	(7)	(10)	(7)
Net loss available to common stockholders	$(702)	$(19)	$(1,039)	$(62)

Basic net loss per common share	$(0.19)	$(0.01)	$(0.27)	$(0.01)
Preferred stock dividends	—	—	—	(0.01)
Basic net loss per common share available to common shareholders	$(0.19)	$(0.01)	$(0.27)	$(0.02)

Diluted net loss per common share	$(0.19)	$(0.01)	$(0.27)	$(0.01)
Preferred stock dividends	—	—	—	(0.01)
Diluted net loss per common share available to common shareholders	$(0.19)	$(0.01)	$(0.27)	$(0.02)

Weighted average common shares:
Basic	3,780	3,160	3,780	3,013
Diluted	3,780	3,160	3,780	3,013

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended March 31, 2007
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity
Balances at September 30, 2006	280	$261	3,779	$36,341	$(34,066)	$2,536
Amortization of stock-based compensation	—	—	—	9	—	9
Registration costs for Class E Warrants and Senior Notes	—	—	—	(45)	—	(45)
Warrants issued pursuant to Convertible Notes	—	—	—	272	—	272
Partial conversion of Convertible Note, net of discount and preferred financing costs	—	—	10	5	—	5
Dividends on preferred stock	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	(1,029)	(1,029)
Balances at March 31, 2007	280	$261	3,789	$36,582	$(35,105)	$1,738

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2007		2006
Cash flows from operating activities:
Net loss	$(1,02	9)	$(25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	29		37
Amortization of stock-based compensation expenses	9		—
Accretion of interest on convertible note	134		—
Amortization of deferred financing costs	194		—
Accretion of interest expense on redeemable preferred stock	—		52
Gain on extinguishment of debt	—		(61)
Loss (gain) on disposal of assets	27		(3)
Changes in operating assets and liabilities:
Accounts receivable	1,263		17
Revenue earned in excess of billings, net	49		379
Prepaid expenses and other	57		9
Billings in excess of revenue earned	(99)		(172)
Accounts payable and accrued liabilities	(11)		(329)
Accrued payroll and related benefits	(6)		(254)
Net cash provided by (used in) operating activities	617		(350)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(14)		(6)
Investment in oil and gas properties	(672)		(403)
Cash proceeds from sale of assets	6		4
Net cash used in investing activities	(680)		(405)
Cash flows from financing activities:
Principal payments on long-term debt	(8)		(5)
Issuance of convertible preferred stock and warrants	—		760
Dividends paid on preferred stock	(10)		—
Principal payment on convertible note	(2,000)		—
Issuance of convertible note, net of expenses	1,466		—
Fees associated with issuance of common and preferred stock	—		(69)
Fees associated with registration of warrants	(45)		—
Net cash provided by (used in) financing activities	(597)		686
Net decrease in cash	(660)		(69)
Cash and cash equivalents at beginning of period	1,357		622
Cash and cash equivalents at end of period	$697		$553
Supplemental disclosures of cash flow information:
Cash paid for interest	$44		$—
Non-cash financing activities:
Issuance of common stock in exchange for redeemable preferred stock	$—		$300
Issuance of common stock for equipment and oil and gas working interests	$—		$200
Issuance of common stock for consulting and legal services	$—		$103
Accretion of interest on redeemable preferred stock	$—		$16
Deemed dividend associated with beneficial conversion feature of convertible preferred stock	$—		$30
Accrual of dividends on convertible preferred stock	$10		$7
Warrants issued related to convertible debt	$272		$—
Partial conversion of convertible note	$5		$—

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

On July 21, 2006, we received a notice from the NASDAQ Stock Market (“NASDAQ”) that we were no longer in compliance with the requirements for continued inclusion of our Common Stock on NASDAQ pursuant to the NASDAQ’s Marketplace Rule 4310(c)(4) (“Rule 4310(c)(4)”) because our Common Stock had closed below $1.00 per share for 30 consecutive business days. On January 18, 2007, we received notice from NASDAQ that because we had not regained compliance, our stock was subject to delisting from the NASDAQ Capital Market. We were subsequently notified that we failed to comply with NASDAQ Marketplace Rule 4310(c)(2)(B) (“Rule 4310(c)(2)(B)”) requiring: (i) a minimum of $2,500,000 in stockholders’ equity as of December 31, 2006; (ii) at least $35,000,000 in market value of listed securities, or (iii) at least $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As reported in our Form 10-QSB for the quarter ended December 31, 2006, our stockholders’ equity totaled $2,448,000 at December 31, 2006. On March 1, 2007, we attended a hearing to request an exception to Rule 4310(c)(4) and Rule 4310(c)(2)(B). The hearings panel did not grant an exception, and as such, our Common Stock was delisted by NASDAQ effective at the opening of business on April 4, 2007. Since that date, our Common Stock has been traded on the OTC Pink Sheets. Pursuant to the terms of our 13% Secured Convertible Notes due November 24, 2007 (the “Convertible Notes”), failure to be listed on a major exchange constitutes an Event of Default. As such, the holders of the Convertible Notes may elect to accelerate the Convertible Notes and demand an immediate cash payment of 120% of the outstanding aggregate principal amount of $1,643,050, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration. Additionally, commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the Convertible Notes, the interest rate on the Convertible Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The holders of the Convertible Notes have the right to seize and liquidate our assets at any time.

Liquidity. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2006, and continuing into fiscal 2007, we have experienced significant operating losses with corresponding reductions in working capital and stockholders’ equity. We do not currently have any external financing in place to support operating cash flow requirements. We are in default under the terms of our Convertible Notes. If the holders of the Convertible Notes demand immediate cash payment, we will be forced to liquidate our assets to pay our obligations, or the holders may seize our assets at any time.

Our revenues and backlog have also decreased substantially and consistently over the last five years, which ultimately led to our decision to complete contracts that would generate short term cash flow, sell operations and assign contracts that required investment of working capital, and expand our business strategy to include, and ultimately to principally be an oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves. Our investments in oil and gas properties have not generated cash flow sufficient to meet our operating and capital requirements, and, therefore, we must restrict capital and operating expenditures to match available resources or seek additional financing, which if available, may be available only at unfavorable terms, if at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational plans designed to improve operating efficiencies, reduce overhead and accelerate cash from our GIS service contracts, reduce and eliminate cash losses, and position us for profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive team, and eliminating, senior and middle management teams. Upon completion of our GIS service contract with Worldwide Services, Inc, and Intergraph (“WWS”) we reduced our total headcount to six persons. In August 2006, we sold our Wisconsin-based operations, completed contracts that were not directly connected to the Wisconsin operation and collected accounts receivable and retained amounts, phased out production personnel and management as contracts were completed, and took aggressive steps toward becoming a valid participant within the energy sector. We have not generated significant revenue or cash flows as a result of those steps, and we have curtailed our efforts toward that end until we are able to raise additional capital. As there is no assurance that we will be able to obtain additional capital for these efforts, we are also seeking the acquisition of new operations that have potential to provide shareholder value.

We incurred a significant loss in the three and six months ended March 31, 2007, totaling $697,000 and $1,029,000, respectively. During the period, we devoted our resources to identifying and obtaining funding for the acquisition of various oil and gas properties that would provide current cash flow and future value. As of the date of this report, we have not secured appropriate funding. We have taken steps to further reduce our operating expenses, and effective May 15, 2007, we reduced our executive management from three persons to one person. Lori Jones, our chief executive officer and acting chief financial officer, will continue to serve in such capacities. We will seek and consider all appropriate transactions that provide potential to provide shareholder value.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Revenue Recognition. As of January 1, 2007, we do not have long-term GIS contracts. We provide GIS services on a time and materials basis. We recognize revenue in the period that the services are rendered.

Oil and natural gas revenues are recognized when delivery has occurred and title to the products has transferred to the purchaser. We estimate revenues based on production reports and estimated market prices when actual results are not available.

Stock Based Compensation. Prior to October 1, 2006, we accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB 25"). Accordingly, we would recognize compensation expense only if we granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. Except for the grant of inducement options to our former chief executive officer in a period not covered by this report, no stock-based employee compensation expense relating to our stock options was reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective date of grant. Prior to October 1, 2006, we provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standard, (“SFAS”) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"), as if the fair value method defined by SFAS No. 123, “Accounting for Stock-Based Compensation” ("SFAS No. 123"), had been applied to its stock-based compensation.

Effective October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment”, using the modified prospective transition method, and therefore we have not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three and six months ended March 31, 2007, includes compensation expense for all stock-based compensation awards granted, but not yet fully exercisable, prior to October 1, 2006. The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after September 30, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

As a result of adopting SFAS No. 123R, we recorded $7,010 and $9,126 additional compensation expense for the three and six months ended March 31, 2007, respectively, than would have been recorded if we had continued to account for stock-based compensation under APB 25. There was no impact of the adoption of SFAS No. 123R on either basic and diluted earnings per share for the three and six months ended March 31, 2007. At March 31, 2007, the unamortized value of employee stock options under SFAS No. 123R was approximately $39,061. The unamortized portion will be expensed at the rate of $5,502 and $5,508 in the third and fourth quarters of fiscal 2007 and $22,009 and $6,042 in the fiscal years ending September 30, 2008, and 2009, respectively.

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

We granted 40,000 and 135,000 options during the three and six-month period ended March 31, 2007. We granted 65,000 options to our CEO and 15,000 options to two executive officers at an exercise price of $0.53, which was the fair market value on the date of grant. We granted 15,000 and 5,000 options to each of two newly appointed directors at exercise prices of $0.59 and $0.52, each of which was the fair market value on the date of grant. The weighted average fair value of options granted during the three and six months ended March 31, 2007 was $0.54.

To compute compensation expense in fiscal 2007, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Black-Scholes model incorporates variable assumptions which include: the expected volatility, which is based on the historical volatility of our traded stock. the expected term calculated using the simplified method permitted by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107; the expected dividend yield based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant corresponding to the expected term. We have not historically declared a dividend on our common stock and do not anticipate that we will declare a dividend in the foreseeable future and therefore used a dividend yield of zero. We used historical data to estimate option exercise and employee terminations within the valuation model. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows: volatility, 91.585%, risk free interest rate, 4.5%, dividend yield, 0.0% and weighted-average expected life of the options, 3 years.

A summary of the status of the outstanding options and the changes during the six months ended March 31, 2007, is presented in the table below:

	Number of Options (thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at September 30, 2006	521	$1.46
Granted	135	0.54
Exercised	—	—
Forfeited	(41)	4.66
Outstanding at March 31, 2007	615	$1.04	5,350

At March 31, 2006, and 2007, approximately 80,000 and 476,000 options, respectively, were exercisable. A summary of our stock options outstanding and exercisable at March 31, 2007, is presented in the table below:

Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$0.00 - 0.75	360,000	$0.64	9.6	225,000	$0.69
0.76 - 1.50	180,000	1.31	9.0	176,250	1.31
1.51 - 2.25	20,000	2.10	7.4	20,000	2.11
2.26 - 3.00	55,000	2.38	7.9	55,000	2.38
3.01 - 50.00	25	45.90	0.2	25	45.90
$ 0.00 - 50.00	615,025	$1.04	9.2	476,275	$1.15

We have determined that shares of Common Stock for future exercises shall be from authorized but unissued shares of stock.

A summary of non-exercisable options at March 31, 2007, is shown below:

	Non-Vested Shares	Weighted Average Exercise Price
Non-exercisable at September 30, 2006	37,500	$1.94
Granted	135,000	0.54
Became exercisable	(33,750)	1.99
Forfeited	—	—
Non-exercisable at March 31, 2007	138,750	$0.57

For the three and six months ended March 31, 2006, under APB 25, no stock-based employee compensation expense relating to our stock options was reflected in net loss, as all options granted under our plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective dates of grant.

For our pro forma information for the three and six months ended March 31, 2006, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Dividend yield	0%	0%
Anticipated volatility	92%	92%
Risk-free interest rate	4.0%	4.0%
Expected lives	2 years	2 years

The weighted average fair value of the options on the respective dates of grant, using the fair value based method, for the three and six months ended March 31, 2006 was $0.15.

During the three months ended March 31, 2006, no options were granted. During the six months ended March 31, 2006, 90,000 options were granted to members of our workforce as incentive to sustain project performance. These options have an exercise price of $1.34 which was the market price of the underlying Common Stock on the date of grant.

Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123R, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006
(in thousands except per share earning)
Net loss available to common shareholders as reported	$(19)	$(62)
Add: Stock-based employee compensation included in reported net loss	—	—
Less: Pro forma option expense	(14)	(21)
Pro forma net loss	$(33)	$(83)

Basic net loss per share, as reported	$(0.01)	$(0.02)
Less: Pro forma option expense	—	(0.01)
Pro forma basic net loss per share	$(0.01)	$(0.03)

Diluted net loss per share, as reported	$(0.01)	$(0.02)
Less: Pro forma option expense	—	(0.01)
Pro forma diluted net loss per share	$(0.01)	$(0.03)

2. Earnings Per Share

Basic net earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share include the effects of the potential dilution of outstanding options and warrants determined using the treasury stock method, as well as convertible debt on our Common Stock, determined using the if-converted method. We do not present diluted net earnings (loss) per share for periods in which we incurred losses, as the effect of potentially dilutive shares is anti-dilutive. Net earnings (loss) per share for the three- and six-month periods ended March 31, 2007 and 2006 is provided below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands except per share earning)
Basic
Net loss available to common shareholders	$(702)	$(19)	$(1,039)	$(62)
Weighted average shares	3,780	3,160	3,780	3,013
Net loss per share	$(0.19)	$(0.01)	$(0.27)	$(0.01)
Preferred stock dividends	—	—	—	(0.01)
Net loss per share available to common shareholders	$(0.19)	$(0.01)	$(0.27)	$(0.02)
Diluted
Net loss available to common shareholders	$(702)	$(19)	$(1,039)	$(62)
Weighted average shares	3,780	3,160	3,780	3,013
Net loss per share	$(0.19)	$(0.01)	$(0.27)	$(0.01)
Preferred stock dividends	—	—	—	(0.01)
Net loss per share available to common shareholders	$(0.19)	$(0.01)	$(0.27)	$(0.02)

3. Impact of Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of the standard will have a material effect on the Company’s results of operations.

4. Oil and Natural Gas Properties and Equipment

On February 15, 2006, we purchased a twenty percent (20%) working interest in a well designated as the Welker 1-7, located in Pawnee County, Oklahoma for $300,000 in cash. Contemporaneously with such purchase, we entered into an operating agreement with the seller and owner of the other 80% working interest. The well was completed in March 2006 and is currently producing small amounts of oil from the Prue formation. However, as the true targets for this well are the Iron Post and Dawson coal bed zones, and as coal beds require a de-watering process, completion of these zones will occur after the operator drills a water disposal well adjacent to the property. The operator has indicated that a water disposal well will be drilled as part of a separate investment program in fiscal 2007. The de-watering process typically requires four to six months before reaching the full potential gas production from the well. In April 2007 the operator initiated completion of the coal bed zones by perforating and fracturing the Iron Post and Dawson formations. De-watering of the coal beds is in progress and we expect to see results sometime in May/June.

On March 15, 2006, we completed the purchase of a 50% working interest in three wells designated as Shields No. 1, 2, and 3, located in Pawnee County, Oklahoma, plus a 100% interest in certain fixtures and equipment used in connection with the operation of the wells. We paid $150,000 cash and issued 129,032 shares of Common Stock having a fair market value (equal to the closing bid on March 14, 2006) of $1.55 per share, or $200,000. In July 2006, we exchanged one-half of our working interest in return for a carry of all costs associated with drilling and recompletion activities associated with our remaining working interest in the three wells. One well has been permitted as a water disposal well. A second well is planned for recompletion in calendar 2007. We plan to recomplete the third well at a later date.

On May 15, 2006, we purchased a 10.0% working interest in a relatively deep Anadarko Basin natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma, for $120,000 in cash. As of December 31, 2006, we funded our proportionate share of intangible costs of drilling and completing the well, which totaled approximately $1.5 million. Our net revenue interest is proportionately reduced to a 75% net revenue interest, or 7.5%. The Adrienne 1-9 is operated by Range Resources Corporation and is currently producing through the casing at a rate of approximately 600 million cubic feet per day. Completion is currently underway in two additional behind pipe zones within the well. Completion activities are expected to be finished by the end of May 2007. We funded this obligation through the issuance of a convertible senior secured promissory note on May 31, 2006 (see Note 6).

On January 22, 2007 we entered into an agreement with H&S Production of Dallas, Texas, to participate in the drilling and completion of the Haun #1-A located in Grayson County, Texas. The Haun #1-A offsets the Haun #1 which was drilled by Samedan Oil Company in 1985 with a Initial Potential Calculated Absolute Open Flow (IPCAOF) of 22.5 million cubic feet of gas per day. We purchased a 3.5% working interest in the well that is designed to drill to a total depth of approximately 13,200 feet and test several potential formations. The well has been drilled to a total depth of 13,750 feet and completion activities are underway. Completion and flow test results are expected by the end of May 2007.

On January 26, 2007 we entered into an agreement with South Texas Operating Company out of San Antonio, Texas to participate in the drilling and completion of the Stroman-Armstrong #5 located in Webb County, Texas. We purchased 2% working interest in the well that was drilled to a total depth of approximately 14,500 feet to test the 5th Hennant Sand. Subsequent to March 31, 2007, and prior to completion of the well, we acted upon an opportunity to sell the working interest and divest ourselves of the interest.

5. Accrued Payroll and Related Benefits

Our accrued payroll and related benefits are summarized as follows.

	March 31, 2007	September 30, 2006
Accrued payroll	$88	$81
Accrued health benefits	4	15
Accrued vacation	34	36
Accrued payroll and related benefits	$126	$132

6. Debt

The components of debt are summarized as follows.

Long-Term Debt	March 31, 2007	September 30, 2006
Senior secured convertible notes, net of discount	$1,462	$1,957
Capital lease obligations	21	29
	1,483	1,986
Less current portion	(1,478)	(1,973)
	$5	$13

On November 24, 2006, we issued to three investors, three one-year senior secured convertible notes (“collectively, the Convertible Notes”) totaling $1.65 million pursuant to a Securities Purchase Agreement dated as of November 24, 2006 (the "Purchase Agreement"). The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into 2,374,101 shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of our Common Stock on the trading date preceding the closing date of November 24, 2006. Upon maturity at November 24, 2007, any unconverted outstanding principal and interest is due and payable in cash. In connection with the Purchase Agreement, we issued to the investors warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share (“Note Warrants”), which was $0.01 above the fair market value of our Common Stock on the trading date preceding the closing date. The Note Warrants are exercisable any time after May 24, 2007, and before November 24, 2011. Net proceeds after expenses totaled approximately $1.466 million. Proceeds are being used for working capital and to fund additional investments in oil and natural gas non-operating interests. We also paid a cash finder’s fee of $132,000 and issued warrants to purchase 189,928 shares of our Common Stock at an exercise price of $0.57 per share to the placement agent, Palladium Capital Advisors, LLC.

On April 4, 2007, our Common Stock was delisted from the NASDAQ Capital Market. Pursuant to the terms of the Convertible Notes, failure to be listed on a major exchange constitutes an Event of Default. As such, the holders of the Convertible Notes may elect to accelerate the Convertible Notes and demand an immediate cash payment equal to 120% of the outstanding aggregate principal amount of $1,643,050, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration. Additionally, commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the Convertible Notes, the interest rate on the Convertible Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The holders of the Convertible Notes have the right to seize and liquidate our assets at any time.

The sale of the Convertible Notes and Note Warrants was made pursuant to Section 4(2) of the Securities Act of 1933 as amended, and Rule 506 promulgated thereunder. Our registration statement on Form S-3/A, registering 1,247,454 shares of Common Stock, which represents 33% our issued and outstanding shares, and which are issuable pursuant to the partial conversion of our Convertible Notes, was declared effective by the SEC on March 14, 2007. Pursuant to the terms of the Registration Rights Agreement, we will file additional registration statements on Form S-3 or other eligible Form to register 130% of the total shares issuable under the transaction.

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

On March 22, 2007, we issued 10,000 shares of Common Stock pursuant to the conversion of $6,950 in principal of one of the Convertible Notes. In conjunction with the conversion, we reclassified the proportionate (approximately 5%) balance of the deferred financing cost and discount to equity. The carrying value of the Convertible Notes at March 31, 2007, was approximately $1.462 million and represents the $1.64 million outstanding principal less the unearned discount of approximately $181,000.

On May 30, 2006, we issued 14% convertible senior secured promissory notes to two holders in the principal amount of $1.5 million and $0.5 million, respectively, (each, a “Senior Note”, and collectively the “Senior Notes”). The holders also received warrants entitling them to purchase, in the aggregate, 752,072 shares of Common Stock at an exercise price of $1.186 per share, which was the closing bid price of our Common Stock on May 31, 2006 (“Class E Warrants”). On September 19, 2006, the holders exercised their right to accelerate the maturity of the Senior Notes to October 19, 2006, due to the failure of our shareholders to approve certain conversion terms and the issuance of additional warrants at our Annual Meeting of Shareholders held on August 29, 2006. On October 18, 2006, we paid the outstanding principal and interest of the Senior Notes, which totaled $2,012,274, utilizing cash reserves and the collection of $1.0 million of accounts receivable subsequent to September 30, 2006.

We recorded the Senior Notes at a discount after giving effect to the $80,424 estimated fair value of the Class E Warrants, which was credited to equity. We amortized the discount as interest expense over the two-year term of the Senior Notes until September 19, 2006, on which date we accelerated the rate of accretion to reflect the new maturity date of October 19, 2006. The remaining unearned discount of $43,196 as of September 30, 2006, was recorded as interest expense through October 19, 2006.

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

7. Convertible Preferred Stock

At March 31, 2007, we had outstanding 280,000 shares of Series A Convertible Preferred (“Convertible Preferred”), which are convertible into 220,472 of Common Stock on or before February 9, 2008.

On February 10, 2006, we issued 760,000 shares of Convertible Preferred with gross aggregate proceeds of approximately $760,000. The holders of 480,000 shares of Convertible Preferred converted their shares into 377,952 shares of Common Stock at $1.27 per share, which was determined by applying a 10% discount to the 5-day trailing average closing price of Common Stock of $1.41 on February 9, 2006. The holders of the Convertible Preferred received Class A Warrants that entitle them to purchase up to 299,212 shares of Common Stock at $1.34, or 101% of the closing bid price on February 10, 2006, and an equivalent number of Class B Warrants (collectively, the “February Warrants”) that carry an exercise price of $1.49, or 112% of the closing bid price on February 10, 2006. We also issued 82,678 Class A Warrants and 82,677 Class B Warrants to certain parties as a finder’s fee. The February Warrants are exercisable after six months from the date of closing until their expiration three years from the date of closing. A Registration Statement on Form S-3 to register all shares issuable pursuant to the Convertible Preferred and related February Warrants was declared effective on April 12, 2006. If the holders of the Convertible Preferred elect to receive future dividends in the form of Common Stock, we may issue up to an additional 25,500 shares of Common Stock in lieu of cash.

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

8. Segment Information

Principally all of our operations for the periods covered in this report are related to our GIS business. However, at March 31, 2007, a substantial portion of our assets are related to our oil and gas activities. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables and revenue earned in excess of billings. We did not engage in activities related to our oil and gas activities in the six months ending March 31, 2006, and therefore, we have limited our presentation of segment operations data to the three months ending March 31, 2007.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred financing costs (in thousands).

	GIS Services	Energy Division	Non- Segment	Total
Three months ended March 31, 2007
Operations
Revenues	$60	$26	$—	$86
Loss from operations	(177)	(213)	—	(390)
Interest expense, net	—	—	(158)	(158)
Other	—	—	(149)	(149)
Net loss				$(697)
Capital expenditures	$—	$374	$4	$378
Depreciation, depletion, and amortization	$4	$19	$1	$24

Six months ended March 31, 2007
Operations
Revenues	$300	$29	$—	$329
Loss from operations	(113)	(447)	—	(560)
Interest expense, net	—	—	(257)	(257)
Other	—	—	(212)	(212)
Net loss				$(1,029)
Capital expenditures	$—	$672	$14	$686
Depreciation, depletion, and amortization	$8	$19	$2	$29

Assets at March 31, 2007
Segment assets	$50	$2,697	$—	$2,747
Non-segment assets	—	—	873	873
Consolidated assets				$3,620

Assets at March 31, 2006
Segment assets	$603	$2,896	$—	$3,499
Non-segment assets	—	—	609	609
Consolidated assets				$4,108

9. Litigation and Other Contingencies

In November 2005, we received an alias summons notifying us that we have been named as a party to a suit filed by Sycamore Springs Homeowners Association in the Marion County Superior Court of the State of Indiana. The summons names the developer of the Sycamore Springs neighborhood as well as other firms that may have rendered professional services during the development of the neighborhood. The claimants allege that the services of Mid-States Engineering, which was a subsidiary of MSE Corporation which we acquired in 1997, affected the drainage system of Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003. The summons does not quantify the amount of damages that are being sought nor the period that the alleged wrongful actions occurred. We sold Mid-States Engineering in September 1999. We believe that we have been wrongfully named in the suit and we are diligently pursuing dismissal without prejudice.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

10. Concentration of Credit Risk

Our GIS services have historically been subject to a concentration of credit risk. At March 31, 2007, our accounts receivable related to GIS services, which totaled $33,867, was due from one customer. For the three-month period ending March 31, 2007, our GIS service revenue was earned from services rendered to that customer, Utility Pole Technologies (“UPT”). For the six-month period ending March 31, 2007, our GIS service revenue was earned from services rendered to two customers, 56% to Worldwide Services, Inc, and Intergraph (“WWS”) and 44% to UPT, respectively.

At March 31, 2006, we had multiple contracts with three customers, the aggregate of which accounted for 71% of our consolidated revenues during the three months ended March 31, 2006 (WWS, 24%; AGL Resources (“AGL”), 35%; and MWH Americas, Inc., 12%.) Two of these customers (WWS and AGL) accounted for 70% and 27%, respectively, of our total accounts receivable at March 31, 2006.

11. Subsequent Events

Effective May 15, 2007, we have reduced our executive management team from three persons to one person, eliminating the positions of executive vice president and vice president. Messrs. Louis Dorfman and Don Fryhover, who served in those positions, will receive base salary through May 15, 2007. Messrs. Dorfman and Fryhover were employed under letter agreements, which provided for severance payments if their employment is terminated as a result of a change in control. Accordingly, no severance payments will be made.

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

On July 21, 2006, we received a notice from the NASDAQ Stock Market (“NASDAQ”) that we were no longer in compliance with the requirements for continued inclusion of our Common Stock on NASDAQ pursuant to the NASDAQ’s Marketplace Rule 4310(c)(4) because our Common Stock had closed below $1.00 per share for 30 consecutive business days. On January 18, 2007, we received notice from NASDAQ that because we had not regained compliance, our stock was subject to delisting from the NASDAQ Capital Market. We were subsequently notified that we failed to comply with NASDAQ Marketplace Rule 4310(c)(2)(B) requiring: (i) a minimum of $2,500,000 in stockholders’ equity as of December 31, 2006; (ii) at least $35,000,000 in market value of listed securities, or (iii) at least $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As reported in our Form 10-QSB for the quarter ending December 31, 2006, our stockholders’ equity totaled $2,448,000 at December 31, 2006. On March 1, 2007, we attended a hearing to request an exception to Rule 4310(c)(4) and Rule 4310(c)(2)(B). The hearings panel did not grant the requested exception.

On April 2, 2007, we received notice from NASDAQ that our Common Stock would be delisted effective at the open of business on April 4, 2007. Since that date, our Common Stock has been traded on the OTC Pink Sheets. Pursuant to the terms of our 13% Secured Convertible Notes due November 24, 2007 (the “Convertible Notes”), failure to be listed on a major exchange constitutes an Event of Default. As such, the holders of the Convertible Notes may elect to accelerate the Convertible Notes and demand an immediate cash payment of 120% of the outstanding aggregate principal amount of $1,643,050, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration. Additionally, commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the Convertible Notes, the interest rate on the Convertible Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The holders of the Convertible Notes have the right to seize and liquidate our assets at any time.

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

We completed the performance of our contract with Worldwide Services, Inc. and Intergraph, (“WWS”) in fiscal 2006, and delivered and reconciled the final deliverable and billable quantities in the quarter ending December 31, 2006. This reconciliation resulted in additional revenue, after the release of reserves on our accounts receivable and revenues in excess of billings, totaling approximately $163,000. We have elected to continue to perform services for an additional customer in fiscal 2007, although we do not anticipate that revenue generated from these services will be material. Approximately $60,000 of our accounts receivable at March 31, 2007, are related to this customer.

We have issued equity and convertible debt instruments to finance several investments in oil and gas interests. In February 2006, we issued 760,000 shares of Series A Convertible Preferred Stock (convertible into 598,425 shares of our Common Stock) (the “Convertible Preferred”), accompanied by Class A Warrants (exercisable into 299,212 shares of our Common Stock at $1.34 per share) and Class B Warrants (exercisable into 299,212 shares of our Common Stock at $1.49 per share) generating gross proceeds of $760,000. At March 31, 2007, 280,000 shares of Convertible Preferred were outstanding, which are convertible into 220,427 shares of our Common Stock. In October 2006, we repaid 14% convertible senior secured promissory notes in the aggregate principal amount of $2.0 million (the “Senior Notes”), utilizing cash generated from the sale of our production center in Wisconsin and collections of receivables from contracts that are in final stages of completion. On November 24, 2006, we issued three Convertible Notes totaling $1.65 million (convertible into 2,374,101 shares of our Common Stock), accompanied by warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share. As stated in the preceding paragraphs, we are in default pursuant to the terms of these Convertible Notes as a result of the delisting of our Common Stock on NASDAQ.

We incurred a significant loss in the three and six months ending March 31, 2007, totaling $697,000 and $1,029,000, respectively. During the period, we devoted our resources to identifying and obtaining funding for the acquisition of various oil and gas properties that would provide current cash flow and future value. As of the date of this report, we have not secured appropriate funding. We have taken steps to further reduce our operating expenses, and effective May 15, 2007, we reduced our executive management from three persons to one person. Lori Jones, our chief executive officer and acting chief financial officer, will continue to serve in such capacities. We will seek and consider all appropriate transactions that offer potential shareholder value. The departure of Messrs. Fryhover and Dorfman, our executives who have experience in oil and natural gas exploration and production, will severely impact our ability to manage our oil and gas business. We may elect to sell our oil and gas investments and use the proceeds to pay our obligations and fund other transactions, if any.

At March 31, 2007, we employed approximately six full-time employees. While we have and will continue to reduce our general and administrative expenses, we are incurring legal and professional fee expenses related to our initiative into new business ventures. We also anticipate that compliance with the requirements of the Sarbanes-Oxley Act, as applicable, will require substantial financial and management resources and result in additional expenses.

Our entry into the oil and natural gas exploration and production business is very recent. We have made investments in several oil and gas properties. These properties are in various stages of completion or recompletion and have not generated any significant revenues. Our investment in the Washita County well (the “Adrienne 1-9”) is our largest investment to date and therefore significant emphasis has been placed upon this investment. The Adrienne 1-9 is operated by Range Resources Corporation and is currently producing through the casing at a rate of approximately 600 million cubic feet per day. Completion is currently underway in two additional behind pipe zones within the well. Completion activities are expected to be finished by the end of May 2007. We own a 10% working interest and a 7.5% net revenue interest in the well. However, there is no assurance that the Adrienne 1-9 will produce natural gas at volumes that will generate significant cash flows.

In addition to the Adrienne 1-9, we own non-operating interests in two Oklahoma properties. One property is currently being completed to its original target zone with de-watering in progress. We do not anticipate that revenue will be generated from this property until the fourth fiscal quarter of 2007. We also own a 50% working interest in three wells located in Pawnee County, Oklahoma. One well has been permitted as a water disposal well; the other two wells will be recompleted at a future date. We also own a 3.5% working interest in a well in Grayson County, Texas. The well has been completed, but we do not anticipate that it will generate revenue until late fiscal 2007 or early fiscal 2008, or until pipeline services are available.

Subsequent to March 31, 2007, and prior to completion of the well, we acted upon an opportunity to sell the working interest and divest ourselves of our 2% interest in drilling activities in Webb County, Texas. We received $150,000 in exchange for the interest and eliminated all future drilling obligations.

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

On December 23, 2006, we entered into a Purchase and Sale Agreement for the acquisition of a non-operating working interest in three oil and gas fields located in the South Texas Gulf Coast region. Pursuant to the terms of the agreement, we paid $150,000 to the seller of the property as a non-refundable option fee. On February 14, 2007, we determined the transaction is not in the best interest of the Company or our shareholders as the cost of available capital would have made the transaction only marginally successful. We recorded the option fee as other expense in the quarter ending March 31, 2007.

We must raise additional funds through debt or equity transactions in order to meet our share of the operating expenses and capital expenditures required to exploit completely the oil and natural gas interests we have acquired thus far, including the Adrienne 1-9. Although we may receive approximately $3.4 million, less expenses, from the exercise of the warrants described in Notes 6 and 7, we have no way of estimating the ultimate amount that we will receive from the exercise of warrants. Also, we do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy.

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

Critical Accounting Policies

Revenue Recognition. As of January 1, 2007, we no longer have long-term GIS contracts. We provide GIS services on a time and materials basis. We recognize revenue in the period that the services are rendered.

Oil, natural gas revenues are recognized when delivery has occurred and title to the products has transferred to the purchaser. We estimate revenues based on production reports and estimated market prices when actual results are not available.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of the standard will have a material effect on the Company’s results of operations.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Salaries, wages and related benefits	229.1	63.3	127.0	60.4
Oil and gas expenses	17.4	—	4.0	—
Subcontractor costs	—	19.9	—	15.2
Other general and administrative	279.1	15.7	130.4	24.4
Depreciation, depletion and amortization	27.9	1.2	8.8	1.3

Loss from operations	(453.5)	(0.1)	(170.2)	(1.3)

Other expense, net	(357.0)	1.4	(142.6)	0.4

Earnings (loss) before income taxes	(810.5)	1.3	(312.8)	(0.9)
Provision for income taxes	—	—	—	—
Net earnings (loss)	(810.5)	1.3	(312.8)	(0.9)
Dividends on preferred stock	(5.8)	(2.7)	(3.0)	(1.4)
Net loss available to common shareholders	(816.3)%	(1.4)%	(315.8)%	(2.26)%

Three and Six Months Ended March 31, 2007 and 2006

Revenues. We recognize revenues as services are performed. During the three months ended March 31, 2007, our GIS service revenues were earned from only one customer, totaling $60,000 as compared to $1,384,000 for the same period in fiscal 2006, a decrease of approximately $1,324,000. During the six months ended March 31, 2007, our GIS service revenues were earned from only two customers, totaling $300,000 as compared to $2,743,000 for the same period in fiscal 2006, a decrease of approximately $2,443,000. This decrease was due to the completion of long-term contracts that were not replaced with new contracts.

We recognize oil and gas revenues when delivery has occurred and title to the products has transferred to the purchaser. For the three- and six-months ended March 31, 2007, we recognized $26,000 and $29,000, respectively. We estimate revenues based on production reports and estimated market prices when actual results are not available. We did not generate any oil and gas revenues during the fiscal 2006 periods.

Salaries, Wages and Benefits. Salaries, wages and benefits include employee compensation for production, administrative and executive employees. Salaries, wages and related benefits decreased $679,000 to $197,000, or 78%, and $1,239,000 to $418,000, or 75% in the three- and six-month periods ended March 31, 2007, respectively, as compared to $876,000 and $1,657,000 in the same fiscal 2006 periods. The reduced level of expense is directly related to the lower headcount required by our current operations.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties, both domestic and offshore, for production tasks such as data conversion and field survey services to meet contract requirements. No subcontractors were used to perform services during the fiscal 2007 periods, nor do we anticipate subcontractors will be used in future periods to perform GIS services.

Other General and Administrative. Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs increased slightly in the second quarter of fiscal 2007 to approximately $240,000 as compared to $218,000 in the same period in fiscal 2006. These costs decreased 36% in the first six months of fiscal 2007 to approximately $429,000 as compared to $670,000 in the same period in fiscal 2006. The decrease is a result of the elimination of general and administrative costs related to our GIS business.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $7,000 in the three months ended March 31, 2007, as compared to the same period in fiscal 2006. These expenses decreased $8,000 in the six months ended March 31, 2007, as compared to the same period in fiscal 2006. The addition of depletion expense related to oil and gas revenues in the fiscal 2007 period was offset by lower depreciation expense resulting from the disposal of assets and as some computer equipment became fully depreciated, which had a larger effect on the six month periods. The replacement cost on computer equipment is significantly lower than the replaced items, and the need for investment in new equipment has diminished. Accordingly, depreciation and amortization expense has decreased in recent periods.

Interest Expense, Net. We incurred net interest expense totaling approximately $158,000 and $257,000 in the three- and six- month periods ended March 31, 2007, respectively, as compared to $41,000 and $54,000 in the respective periods ended March 31, 2006. The increase is a result of 13% interest on our Convertible Notes, and non-cash interest which includes amortization of the discounts on the Convertible Notes and Senior Notes and amortization of deferred financing costs related to the Convertible Notes. Non-cash interest expense totaled $113,000 and $195,000 in the three and six months ended March 31, 2007.

Other Income (Expense). Net other expense for the three months ended March 31, 2007, totaled $150,000, which was the result of the expiration of an option to purchase an oil and gas property in January 2007. Net other expense for six months ended March 31, 2007, totaled approximately $185,000, and also included the amortization of approximately $134,000 deferred loan costs related to the Senior Notes, offset by approximately $99,000 in consulting fee income related to the sale of the Wisconsin-based production center. Additionally, we sold various assets including a set of partition cubicles at a loss of approximately $27,000 when we relocated our corporate offices in November 2006, at which time we disposed of additional computer equipment, furniture, and software items that were not being utilized and which had no material net book value. During the three- and six-month periods ended March 31, 2006, we recorded a gain on extinguishment of debt totaling $61,000 as a result of the relinquishment of accrued dividends by the holders of our redeemable preferred stock, as well as a $3,000 gain on the sale of various assets.

Income Taxes. Federal income tax expense for fiscal year 2007 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three and six months ended March 31, 2007. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three- and six-month periods ended March 31, 2007 and 2006.

Net Loss. We recorded a net loss of approximately $697,000 and $1,029,000 in the three- and six-month periods ended March 31, 2007. We recorded a net profit of $18,000 in the three months ended March 31, 2006, and a net loss of $25,000 in the first six months of fiscal 2006. The fiscal 2007 losses were a result of the low level revenues from our GIS business which have not been supplemented by revenues from our oil and gas investments, and which have not been sufficient to cover ongoing operational costs.

Liquidity and Capital Resources

Table of Contractual Obligations. Below is a schedule (by period due) of the future payments that we are obligated to make over the next five years based on agreements in place as of March 31, 2007.

		Fiscal Year Ending September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$23	$47	$49	$46	$47	$12	$225
Capital lease obligations	10	14	—	—	—	—	24
Senior secured convertible notes	123	1,684	—	—	—	—	1,806
Interest payments on preferred stock	10	7	—	—	—	—	17
Total	$166	$1,752	$49	$46	$47	$12	$2,072

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

On April 4, 2007, our Common Stock was delisted from the NASDAQ Capital Market. Pursuant to the terms of our Convertible Notes, failure to be listed on a major exchange constitutes an Event of Default. As such, the holders of the Convertible Notes may elect to accelerate the Convertible Notes and demand an immediate cash payment in an amount equal to 120% of the outstanding aggregate principal amount of $1,643,050, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration. Additionally, commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the Convertible Notes, the interest rate on the Convertible Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The holders of the Convertible Notes have the right to seize and liquidate our assets at any time.

Our debt is summarized as follows.

Long-Term Debt	March 31, 2007	September 30, 2006
Senior secured convertible notes, net of discount	$1,462	$1,957
Other debt and capital lease obligations	21	29
	1,483	1,986
Less current portion	(1,478)	(1,973)
	$5	$13

On November 24, 2006, we issued three one-year senior Convertible Notes totaling $1.65 million pursuant to a Securities Purchase Agreement dated as of November 24, 2006, (the "Purchase Agreement"). The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into 2,374,101 shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of our Common Stock on the trading date preceding the closing date of November 24, 2006. Upon maturity at November 23, 2007, any unconverted outstanding principal and interest is due and payable in cash. In connection with the Purchase Agreement, we issued to the investors warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share (“Note Warrants”), which was $0.01 above the fair market value of our Common Stock on the trading date preceding the closing date. The Note Warrants are exercisable any time after May 24, 2007, and before November 24, 2011. Net proceeds after expenses totaled approximately $1.466 million. Proceeds are being used for working capital and to fund additional investments in oil and natural gas non-operating interests. We also paid a cash finder’s fee of $132,000 and issued Note Warrants to purchase 189,928 shares of our Common Stock at an exercise price of $0.57 per share to the placement agent, Palladium Capital Advisors, LLC.

We recorded the Convertible Notes at a discount after giving effect to the $272,300 estimated fair market value of the Note Warrants, which was credited to equity. The Note Warrants were valued using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%, annual volatility of 125%, and risk free interest rate of 4.56%. The carrying value of the Convertible Notes is being accreted to the face amount by charges to interest expense over the one year term until maturity on November 24, 2007. The carrying value at March 31, 2007, was $1.4 million and represents the $1.65 million outstanding principal less the unearned discount of approximately $250,000.

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

In May 2006, we issued Senior Notes to two holders totaling $2.0 million, to fund the drilling and completion of a 12.5% working interest in a natural gas well located in Washita County, Oklahoma. The holders also received Class E Warrants entitling them to purchase, in the aggregate, 752,072 shares of our Common Stock at an exercise price of $1.186 per share, which was the closing bid price of our Common Stock on May 31, 2006. Our shareholders did not approve conversion terms of the Senior Notes and the issuance of additional warrants to the holders at our Annual Meeting of Shareholders held on August 29, 2006. Consequently, on September 19, 2006, the holders exercised their right to accelerate the maturity of the Senior Notes to October 19, 2006, on which date the principal amount, together with accrued and unpaid interest and all other sums due under the Senior Notes became due and payable in cash. On October 18, 2006, we paid the outstanding principal and interest due on the Senior Notes, which totaled $2,012,274, utilizing cash reserves and the collection of $1.0 million of accounts receivable subsequent to September 30, 2006.

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

On February 10, 2006, we completed the placement of a new Series A Convertible Preferred Stock (“Convertible Preferred”) with aggregate gross proceeds of approximately $760,000. The two-year Convertible Preferred, earns dividends at a rate of 7% per annum which bears interest at 7% annually, may be converted into 598,425 shares of our Common Stock at fixed conversion price of $1.27, which was determined by applying a 10% discount to the 5-day trailing average closing price of our Common Stock of $1.41 as of the NASDAQ Stock Market close on February 9, 2006. We also issued warrants to purchase up to 763,780 shares of our Common Stock pursuant to this transaction.

The following table sets forth the number of shares of Common Stock that are issuable upon conversion of our outstanding preferred stock, convertible debt, and warrants:

		Conversion Price	Common Shares Issuable
Series A Convertible Preferred Stock	280,000	$1.270	220,472
Class A Warrants	381,890	1.340	381,890
Class B Warrants	381,890	1.490	381,890
Class E Warrants	752,072	1.186	752,072
Note Warrants issued in November 2006	2,564,029	0.580	2,564,029
Convertible Notes	$1,643,050	0.695	2,367,151
Total shares issuable and weighted average price		$0.810	6,667,504

Our operating activities provided $617,000 and used $350,000 in cash during six-month periods ended March 31, 2007 and 2006, respectively. We collected approximately $1,213,000 and $224,000 from contract-related accounts during the respective periods. We reduced our accounts payable and accrued expense liabilities by $17,000 and $583,000 during the six months ended March 31, 2007 and 2006, respectively.

We repaid our $2 million Senior Note and issued new Convertible Notes, receiving approximately $1.466 million in proceeds during the six months ended March 31, 2007. We invested $672,000 in oil and gas properties and $14,000 in equipment and leasehold improvements during the six months ended March 31, 2007.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

On April 4, 2007, our Common Stock was delisted from the NASDAQ Capital Market. Pursuant to the terms of our 13% Secured Convertible Notes due November 24, 2007 (the “Convertible Notes”), failure to be listed on a major exchange constitutes an Event of Default. As such, the holders of the Convertible Notes may elect to accelerate the Convertible Notes and demand an immediate cash payment in an amount equal to 120% of the outstanding aggregate principal amount of $1,643,050, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration. Additionally, commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the Convertible Notes, the interest rate on the Convertible Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The holders of the Convertible Notes have the right to seize and liquidate our assets at any time.

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

Analytical Surveys, Inc.
(Registrant)

Date: May 15, 2007	By:	/s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer