Form 10QSB
period 2007-06-30
ANALYTICAL SURVEYS INC
filed 2007-08-14
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of common stock outstanding as of August 14, 2007, was 3,789,256.

TABLE OF CONTENTS

		PAGE
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operations	14

Item 3.	Controls and Procedures	21

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submissions of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits

SIGNATURES		23

Part I
Financial Information

Item 1. Financial Statements
ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	June 30, 2007	September 30, 2006
Current assets:	(Unaudited)
Cash and cash equivalents	$378	$1,357
Accounts receivable, net of allowance for doubtful accounts of $0 and $50 at June 30, 2007 and September 30, 2006, respectively	218	1,322
Revenue earned in excess of billings, net	—	49
Prepaid expenses and other	40	93
Deferred financing costs	76	133
Total current assets	712	2,954
Oil and natural gas properties and equipment; full cost method of accounting	1,667	2,019
Less accumulated depletion	(54)	—
Net oil and natural gas properties and equipment	1,613	2,019
Equipment and leasehold improvements, at cost:
Equipment	198	570
Furniture and fixtures	36	98
Leasehold improvements	8	1
	242	669
Less accumulated depreciation and amortization	(212)	(605)
Net equipment and leasehold improvements	30	64
Total assets	$2,355	$5,037
Liabilities and Stockholders’ Equity
Current liabilities:
Senior secured convertible note, net of discount	$1,530	$1,957
Current portion of capital lease obligations	16	16
Billings in excess of revenue earned	—	99
Accounts payable	243	45
Accrued liabilities	165	239
Accrued payroll and related benefits	56	132
Total current liabilities	2,010	2,488
Long-term debt:
Capital lease obligations, less current portion	1	13
Asset retirement obligations	6	—
Total long-term liabilities	7	13
Total liabilities	2,017	2,501
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, no par value; authorized 2,500 shares; 280 issued and outstanding at June 30, 2007, and September 30, 2006, respectively	261	261
Common stock, no par value; authorized 100,000 shares; 3,789 and 3,779 shares issued and outstanding at June 30, 2007, and September 30, 2006, respectively	36,593	36,341
Accumulated deficit	(36,516)	(34,066)
Total stockholders’ equity	338	2,536
Total liabilities and stockholders’ equity	$2,355	$5,037

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
GIS services	$48	$1,044	$348	$3,787
Oil and gas	64	5	93	5
Total revenues	112	1,049	441	3,792

Costs and expenses:
Salaries, wages and benefits	129	748	547	2,405
Subcontractor costs	—	43	—	457
Lease operating expenses	14	—	26	—
Impairment of Oil and Gas Properties	1,001	—	1,001	—
General and administrative	159	285	588	955
Depreciation, depletion and amortization	40	15	70	52
Total operating costs	1,343	1,091	2,232	3,869
Loss from operations	(1,231)	(42)	(1,791)	(77)
Other income (expense):
Interest expense, net	(171)	(23)	(428)	(78)
Gain (loss) on sale of assets	(3)	—	(31)	3
Gain on extinguishment of debt	—	—	—	61
Other expense, net	—	(11)	(185)	(10)
Total other expense, net	(174)	(34)	(644)	(24)
Loss before income taxes	(1,405)	(76)	(2,435)	(101)
Provision for income taxes	—	—	—	—
Net loss	(1,405)	(76)	(2,435)	(101)
Deemed dividend associated with beneficial conversion feature of preferred stock	—	—	—	(30)
Dividends on preferred stock	(5)	(6)	(15)	(13)
Net loss available to common stockholders	$(1,410)	$(82)	$(2,450)	$(144)

Basic and diluted net loss per common share	$(0.37)	$(0.02)	$(0.65)	$(0.03)
Preferred stock dividends	—	—	—	(0.01)
Basic and diluted net loss per common share available to common shareholders	$(0.37)	$(0.02)	$(0.65)	$(0.04)

Weighted average common shares:
Basic	3,789	3,724	3,783	3,250
Diluted	3,789	3,724	3,783	3,250

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2007
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity
Balances at September 30, 2006	280	$261	3,779	$36,341	$(34,066)	$2,536
Amortization of stock-based compensation	—	—	—	13	—	13
Registration costs for Class E Warrants and Senior Notes	—	—	—	(38)	—	(38)
Warrants issued pursuant to Convertible Notes	—	—	—	272	—	272
Partial conversion of Convertible Note, net of discount and preferred financing costs	—	—	10	5	—	5
Dividends on preferred stock	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	(2,435)	(2,435)
Balances at June 30, 2007	280	$261	3,789	$36,593	$(36,516)	$338

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,435)	$(101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	68	52
Amortization of stock-based compensation expenses	13	—
Accretion of interest on convertible note	202	3
Amortization of deferred financing costs	240	10
Accretion of interest expense on redeemable preferred stock	—	52
Gain on extinguishment of debt	—	(61)
Gain (loss) on disposal of assets	31	(3)
Impairment of oil and gas properties	1,001	—
Changes in operating assets and liabilities:
Accounts receivable	1,104	(43)
Revenue earned in excess of billings, net	49	990
Prepaid expenses and other	53	(13)
Billings in excess of revenue earned	(99)	(207)
Accounts payable and accrued liabilities	124	(719)
Accrued payroll and related benefits	(76)	(367)
Net cash provided by (used in) operating activities	275	(407)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(20)	(11)
Investment in oil and gas properties	(912)	(1,826)
Cash proceeds from sale of assets	277	4
Net cash used in investing activities	(655)	(1,833)
Cash flows from financing activities:
Principal payments on long-term debt	(12)	(7)
Issuance of convertible preferred stock and warrants	—	760
Dividends paid on preferred stock	(15)	—
Principal payment on convertible note	(2,000)	—
Issuance of convertible note, net of expenses	1,466	1,751
Fees associated with issuance of common and preferred stock	—	(76)
Fees associated with registration of warrants	(38)	—
Net cash provided by (used in) financing activities	(599)	2,428
Net increase (decrease) in cash	(979)	188
Cash and cash equivalents at beginning of period	1,357	622
Cash and cash equivalents at end of period	$378	$810
Supplemental disclosures of cash flow information:
Cash paid for interest	$119	$—
Non-cash financing activities:
Issuance of common stock in exchange for redeemable preferred stock	$—	$300
Issuance of common stock in exchange for convertible preferred stock	$—	$447
Issuance of common stock for equipment and oil and gas working interests	$—	$200
Issuance of common stock for consulting and legal services	$—	$103
Accretion of interest on redeemable preferred stock	$—	$16
Deemed dividend associated with beneficial conversion feature of convertible preferred stock	$—	$30
Accrual of dividends on convertible preferred stock	$15	$13
Warrants issued related to convertible debt	$272	$—
Partial conversion of convertible note	$5	$—

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1. Description of Business

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

2. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2006, and continuing into fiscal 2007, we have experienced significant operating losses with corresponding reductions in working capital and stockholders’ equity. We do not currently have any external financing in place to support operating cash flow requirements. We are in default under the terms of our Convertible Notes as further described below. If the holders of the Convertible Notes demand immediate cash payment, we will be forced to liquidate our assets to pay our obligations, or the holders may seize our assets at any time.. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational plans designed to reduce overhead and accelerate cash from our GIS service contracts and reduce and eliminate cash losses. We reduced our GIS sales and marketing efforts that were not resulting in new contracts. In August 2006, we sold our Wisconsin-based operations, which would have required working capital to fund ongoing operations. We completed our GIS service contract with Worldwide Services, Inc, and Intergraph (“WWS”) in the first fiscal quarter of 2007, collected accounts receivable and retained amounts, phased out production personnel and management as contracts were completed, and took aggressive steps toward becoming a valid participant within the energy sector. We incurred a significant loss in the three and nine months ended June 30, 2007, totaling $1,405,000 and $2,435,000, respectively. During the period, we devoted our resources to identifying and obtaining funding for the acquisition of various oil and gas properties that would provide current cash flow and future value. As of the date of this report, we have not secured appropriate funding. We have taken steps to further reduce our operating expenses, and effective May 15, 2007, we reduced our executive management from three persons to one person. Lori Jones, our chief executive officer and acting chief financial officer, will continue to serve in such capacities. As there is no assurance that we will be able to obtain additional capital for these efforts, we are also seeking the acquisition of new operations that have potential to provide shareholder value.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Revenue Recognition. As of January 1, 2007, we no longer have long-term GIS contracts. We provide GIS-related services on a time and materials basis. We recognize revenue in the period that the services are rendered.

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

Effective October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment”, using the modified prospective transition method, and therefore we have not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three and nine months ended June 30, 2007, includes compensation expense for all stock-based compensation awards granted, but not yet fully exercisable, prior to October 1, 2006. The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after September 30, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

As a result of adopting SFAS No. 123R, we recorded $3,463 and $12,591 additional compensation expense for the three and nine months ended June 30, 2007, respectively, than would have been recorded if we had continued to account for stock-based compensation under APB 25. There was no impact of the adoption of SFAS No. 123R on either basic or diluted earnings per share for the three and nine months ended June 30, 2007. At June 30, 2007, the unamortized value of employee stock options under SFAS No. 123R was approximately $26,861. The unamortized portion will be expensed at the rate of $4,611 in the fourth quarter of fiscal 2007 and $17,455 and $4,795 in the fiscal years ending September 30, 2008, and 2009, respectively.

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

We granted 135,000 options during the nine-month period ended June 30, 2007. We granted 65,000 options to our CEO an exercise price of $0.53, and 15,000 and 5,000 options to each of two newly appointed directors at exercise prices of $0.59 and $0.52, each of which was the fair market value on the date of grant. We also granted 15,000 options to each of two executive officers at an exercise price of $0.53, which was the fair market value on the date of grant; these options were forfeited on May 15, 2007, as no options were vested when the executive officers’ employment was terminated. The weighted average exercise price of options granted during the nine months ended June 30, 2007 was $0.54.

To compute compensation expense in fiscal 2007, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Black-Scholes model incorporates variable assumptions which include: the expected volatility, which is based on the historical volatility of our traded stock. the expected term calculated using the simplified method permitted by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107.; the expected dividend yield based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant corresponding to the expected term. We have not historically declared a dividend on our common stock and do not anticipate that we will declare a dividend in the foreseeable future and therefore used a dividend yield of zero. We used historical data to estimate option exercise and employee terminations within the valuation model. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows: volatility, 91.585%, risk-free interest rate, 4.5%, dividend yield, 0.0% and weighted-average expected life of the options, 3 years.

A summary of the status of the outstanding options and the changes during the nine months ended June 30, 2007, is presented in the table below:

	Number of Options (thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at September 30, 2006	521	$1.46
Granted	135	0.54
Exercised	—	—
Forfeited	(71)	1.22
Outstanding at June 30, 2007	585	$1.06	0.0

At June 30, 2006, and 2007, approximately 150.000 and 476,000 options, respectively, were exercisable. A summary of our stock options outstanding and exercisable at June 30, 2007, is presented in the table below:

Range of Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$0.00 - 0.75	330,000	$0.64	6.25	225,000	$0.69
0.76 - 1.50	180,000	1.31	6.82	176,250	1.30
1.51 - 2.25	20,000	2.11	7.18	20,000	2.11
2.26 - 3.00	55,000	2.38	7.67	55,000	2.38
$ 0.00 - 3.00	585,000	$1.06	6.59	476,250	$1.17

We have determined that shares of Common Stock for future exercises shall be from authorized but unissued shares of stock.

A summary of non-exercisable options at June 30, 2007, is shown below:
	Non-Vested Shares	Weighted Average Exercise Price
Non-exercisable at September 30, 2006	37,500	$1.94
Granted	135,000	0.54
Became exercisable	(33,750)	1.99
Forfeited	(30,000)	0.58
Non-exercisable at June 30, 2007	108,750	$0.58

For the three and nine months ended June 30, 2006, under APB 25, no stock-based employee compensation expense relating to our stock options was reflected in net loss, as all options granted under our plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective dates of grant.

For our pro forma information for the three and nine months ended June 30, 2006, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Dividend yield	0%	0%
Anticipated volatility	122%	92 - 122%
Risk-free interest rate	4.0%	4.0%
Expected lives	3.5 years	2 - 3.5 years

The weighted average fair value of the options on the respective dates of grant, using the fair value based method, for the three and nine months ended June 30, 2006, was $0.17 and $0.16, respectively.

During the three and nine months ended June 30, 2006, 5,000 and 95,000 options, respectively, were granted to members of our workforce as incentive to sustain performance. These options have an exercise price ranging from $1.34 to $1.37, which was the market price of the underlying common stock on the date of grant. Additionally, during the three months ended June 30, 2006, 50,000 options with an exercise price of $1.27 were granted to our Chief Executive Officer; 30,000 and 10,000 options with exercise prices of $1.31 and $1.37, respectively, were granted to our Senior Vice President; and 20,000 options with an exercise price of $1.27 were granted to each of the members of our Board of Directors. The exercise price of the options granted during the three month period was the market price of the underlying Common Stock on the date of grant.

Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123R, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
	(in thousands except per share earnings)
Net loss available to common shareholders as reported	$(82)	$(144)
Add: Stock-based employee compensation included in reported net loss	—	—
Less: Pro forma option expense	(47)	(67)
Pro forma net loss	$(129)	$(211)

Basic net loss per share, as reported	$(0.02)	$(0.04)
Less: Pro forma option expense	(0.01)	(0.02)
Pro forma basic net loss per share	$(0.03)	$(0.06)

Diluted net loss per share, as reported	$(0.02)	$(0.04)
Less: Pro forma option expense	(0.01)	(0.02)
Pro forma diluted net loss per share	$(0.03)	$(0.06)

4. Impact of Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning October 1, 2008. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial position, results of operations and related disclosures.

5. Oil and Natural Gas Properties and Equipment

As of June 30, 2007, we own non-operating working interests in three properties in Oklahoma. Our 10.0% working interest (7.35% net revenue interest) in a relatively deep Anadarko Basin natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma, is our largest and most significant investment to date. As of June 30, 2007, our total investment in this well totaled $1.92 million, which includes our proportionate share of intangible costs of drilling and completing the well. The Adrienne 1-9 is operated by Range Resources Corporation. The well produced from one zone from January until May 2007, when it was recompleted to additional zones. Gross production has ranged from 500 million cubic feet per day to 3,200 million cubic feet per day.

We own a 20.0% working interest (16.7% net revenue interest) in a well designated as the Welker 1-7, located in Pawnee County, Oklahoma. Our capital investment to date in this property totals $300,000. We entered into an operating agreement with the seller and owner of the remaining 80% working interest. The well was completed in March 2006 and has produced small amounts of oil from the Prue formation. In April 2007, the operator initiated completion to the coal bed zones by perforating and fracturing the Iron Post and Dawson formations. The de-watering process typical to coal bed zones requires four to six months before reaching the full potential gas production from the well. Due to inclement weather delays, we do not anticipate achieving gas production from this well until fiscal 2008.

We own a 25% working interest in three wells designated as Shields No. 1, 2, and 3, located in Pawnee County, Oklahoma, plus a 100% interest in certain fixtures and equipment used in connection with the operation of the wells. One well has been permitted as a water disposal well. The operator plans to re-enter one of the other wells and deepen to a proven structure. If successful, the third well will also be re-entered and deepened. Our investment in these wells included $150,000 cash and 129,032 shares of Common Stock having a fair market value (equal to the closing bid on March 14, 2006) of $1.55 per share, or $200,000. In July 2006, to eliminate additional investment in these wells, we exchanged one-half of our working interest in return for a carry of all costs associated with drilling and recompletion activities associated with our remaining working interest in the three wells.

In January 2007 we entered into an agreement with H&S Production of Dallas, Texas (“H&S”), to participate in the drilling and completion of the Haun #1-A located in Grayson County, Texas, which also included rights and drilling obligations for additional drilling activities in the surrounding field. We also purchased a 5% working interest in a well in Jack County, Texas, through our relationship with H&S. We evaluated these investments in June 2007, which totaled approximately $184,000 with an additional $100,000 drilling obligation payable. Based on initial drilling results, cost overruns, and delays in pipeline availability, we elected to convey the properties to a third party for $120,000 cash and a release from the immediate and future obligations The Company follows the full-cost method of accounting for oil and gas properties and as such, the excess carrying cost of the property sold versus the consideration received was transferred to proven properties subject to amortization.

In January 2007 we entered into an agreement with South Texas Operating Company out of San Antonio, Texas to participate in the drilling and completion of the Stroman-Armstrong #5 located in Webb County, Texas. We purchased 2% working interest in the well that was drilled to a total depth of approximately 14,500 feet to test the 5th Hennant Sand. In May 2007, and prior to completion of the well, we acted upon an opportunity to sell the working interest and divest ourselves of the interest and all future drilling obligations. The Company follows the full-cost method of accounting for oil and gas properties and as such, the excess carrying cost of the property sold versus the consideration received was transferred to proven properties subject to amortization. The full-cost method of accounting requires that we perform a quarterly ‘ceiling test’ that limits the capitalized cost of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estmated future net cash flows from those properties discounted at 10%, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. We prepared an internal analysis based on current economic and operating conditions of the estimated present value, discounted at a 10% interest rate, of the future net revenues from our proved reserves as of June 30, 2007. We also analyzed the fair market value of our unproved properties as of June 30, 2007. As a result of this analysis, we recorded an impairment or capital cost reduction to oil and gas properites of approximately $1,001,000.

6. Debt

The components of debt are summarized as follows.
Long-Term Debt	June 30, 2007	September 30, 2006
Senior secured convertible notes, net of discount	$1,530	$1,957
Capital lease obligations	17	29
Asset retirement obligations	6	—
	1,553	1,986
Less current portion	(1,546)	(1,973)
	$7	$13

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

On March 22, 2007, we issued 10,000 shares of Common Stock pursuant to the conversion of $6,950 in principal of one of the Convertible Notes. In conjunction with the conversion, we reclassified the proportionate (approximately 5%) balance of the deferred financing cost and discount to equity. The carrying value of the Convertible Notes at June 30, 2007, was approximately $1.462 million and represents the $1.64 million outstanding principal less the unearned discount of approximately $181,000.

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

7. Convertible Preferred Stock

At June 30, 2007, we had outstanding 280,000 shares of Series A Convertible Preferred (“Convertible Preferred”), which are convertible into 220,472 of Common Stock on or before February 9, 2008.

8. Segment Information

We classify our business operations into two segments: our GIS service business and our oil and gas activities. Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment, net accounts receivable. At June 30, 2006, segment assets also included revenue earned in excess of billings on long-term GIS contracts.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred financing costs (in thousands).

	GIS Services	Energy Division	Non- Segment	Total
Three months ended June 30, 2007
Operations
Revenues	$48	$64	$—	$112
Loss from operations	(66)	(1,165)	—	(1,231)
Interest expense, net	—	—	(171)	(171)
Other	—	—	(3)	(3)
Net loss				$(1,405)
Capital expenditures	$—	$240	$6	$246
Depreciation, depletion, and amortization	$4	$34	$2	$40

Three months ended June 30, 2006
Operations
Revenues	$1,044	$5	$—	$1,049
Loss from operations	(5)	(37)	—	(42)
Interest expense, net	—	—	(23)	(23)
Other	—	—	(11)	(11)
Net loss				$(76)
Capital expenditures	$5	$1423	$—	$1428
Depreciation, depletion, and amortization	$—	$13	$2	$15

Nine months ended June 30, 2007
Operations
Revenues	$348	$93	$—	$441
Loss from operations	(137)	(1,654)	—	(1,791)
Interest expense, net	—	—	(428)	(428)
Other	—	—	(216)	(216)
Net loss				$(2,435)
Capital expenditures	$—	$912	$20	$942
Depreciation, depletion, and amortization	$12	$54	$12	$70

Nine months ended June 30, 2006
Operations
Revenues	$3,782	$5	$—	$3,787
Loss from operations	15	(92)	—	(77)
Interest expense, net	—	—	(78)	(78)
Gain on extinguishment of debt	—	—	61	61
Other	—	—	(212)	(7)
Net loss				$(101)
Capital expenditures	$11	$1826	$—	$1,937
Depreciation, depletion, and amortization	$—	$44	$8	$52

Assets at June 30, 2007
Segment assets	$32	$1,809	$—	$1,841
Non-segment assets	—	—	514	514
Consolidated assets				$2,355

Assets at June 30, 2006
Segment assets	$2,302	$2,026	$—	$4,328
Non-segment assets	—	—	1,161	1,161
Consolidated assets				$5,489

9. Litigation and Other Contingencies

In November 2005, we received an alias summons notifying us that we have been named as a party to a suit filed by Sycamore Springs Homeowners Association in the Marion County Superior Court of the State of Indiana. The summons names the developer of the Sycamore Springs neighborhood as well as other firms that may have rendered professional services during the development of the neighborhood. The claimants allege that the services of Mid-States Engineering, which was a subsidiary of MSE Corporation which we acquired in 1997, affected the drainage system of Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003. The summons does not quantify the amount of damages that are being sought nor the period that the alleged wrongful actions occurred. We sold Mid-States Engineering in September 1999. We believe that we have been wrongfully named in the suit. Defense actions are being provided by our professional liability insurance carrier.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

10. Concentration of Credit Risk

Our GIS services have historically been subject to a concentration of credit risk. At June 30, 2007, our accounts receivable related to GIS services, which totaled approximately $21,500, was due from one customer. For the three-month period ending June 30, 2007, our GIS service revenue was earned from services rendered to that customer, Utility Pole Technologies (“UPT”). For the nine-month period ending June 30, 2007, our GIS service revenue was earned from services rendered to two customers, 51% to Worldwide Services, Inc, and Intergraph (“WWS”) and 48% to UPT, respectively.

At June 30, 2006, we had multiple contracts with five customers, the aggregate of which accounted for 75% of our consolidated revenues during the three months ended June 30, 2006 (Worldwide Services, Inc, and Intergraph (“WWS”), 30%; AGL Resources (“AGL”), 15%; MWH Americas, Inc., 13%; Keyspan Corporate Services, Inc., 8%; and Niagara Mohawk, 9%. Two of these customers (WWS and AGL) accounted for 76% and 9%, respectively, of our total accounts receivable and revenue in excess of billings at June 30, 2006.

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

We completed the performance of our contract with Worldwide Services, Inc. and Intergraph, (“WWS”) in fiscal 2006, and delivered and reconciled the final deliverable and billable quantities in the quarter ending December 31, 2006. This reconciliation resulted in additional revenue, after the release of reserves on our accounts receivable and revenues in excess of billings, totaling approximately $163,000. We have elected to continue to perform services for an additional customer in fiscal 2007, although we do not anticipate that revenue generated from these services will be material. Approximately $21,500 of our accounts receivable at June 30, 2007, are related to this customer.

Our oil and gas revenues are principally generated from our investment in the Adrienne 1-9. Revenue from the Adrienne 1-9 totaled $63,000 and $88,000 for the three- and nine-month periods ending June 30, 2007, and was estimated based on reports obtained from the operator of the well. Recompletion efforts were completed in June 2007, after which division orders and other processes enabling payment to joint interest owners were finalized. As of the date of this report, we have not received any cash receipts from the Adrienne 1-9. We anticipate our first cash receipt will be in early September 2007. Approximately $77,000 of our accounts receivable at June 30, 2007, is related to our investment in the Adrienne 1-9.

During the quarter ending June 30, 2007, and prior to completion activities, we acted upon an opportunity to sell our working interests and divest ourselves of our interests in drilling activities in Webb County and Grayson County, Texas. We received $270,000 in exchange for our interest in three properties and eliminated all future drilling obligations. The proceeds were approximately $88,000 less than the amount we invested in the properties.

We prepared an internal analysis based on current economic and operating conditions of the estimated present value, discounted at a 10% interest rate, of the future net revenues from proved reserves as of June 30, 2007. We also analyzed the fair market value of our unproved reserves as of June 30, 2007. As a result of this analysis, we recorded an impairment or capital cost reduction of approximately $1,001,000.

We have issued equity and convertible debt instruments to finance several investments in oil and gas interests. In February 2006, we issued 760,000 shares of Series A Convertible Preferred Stock (convertible into 598,425 shares of our Common Stock) (the “Convertible Preferred”), accompanied by Class A Warrants (exercisable into 299,212 shares of our Common Stock at $1.34 per share) and Class B Warrants (exercisable into 299,212 shares of our Common Stock at $1.49 per share) generating gross proceeds of $760,000. At June 30, 2007, 280,000 shares of Convertible Preferred were outstanding, which are convertible into 220,427 shares of our Common Stock. In October 2006, we repaid 14% convertible senior secured promissory notes in the aggregate principal amount of $2.0 million (the “Senior Notes”), utilizing cash generated from the sale of our production center in Wisconsin and collections of receivables from contracts that are in final stages of completion. On November 24, 2006, we issued three Convertible Notes totaling $1.65 million (convertible into 2,374,101 shares of our Common Stock), accompanied by warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share. As stated in the preceding paragraphs, we are in default pursuant to the terms of these Convertible Notes as a result of the delisting of our Common Stock on NASDAQ.

We incurred a significant operating loss in the three and nine months ending June 30, 2007, totaling $1,405,000 and 2,435,000, respectively. During the period, we devoted our resources to identifying and obtaining funding for the acquisition of various oil and gas properties that would provide current cash flow and future value. As of the date of this report, we have not secured appropriate funding. Accordingly, we have taken steps to further reduce our operating expenses, and effective May 15, 2007, we reduced our executive management from three persons to one person. Lori Jones, our chief executive officer and acting chief financial officer, will continue to serve in such capacities. We will seek and consider all appropriate transactions that offer potential shareholder value. The departure of Messrs. Fryhover and Dorfman, our executives who have experience in oil and natural gas exploration and production, will severely impact our ability to manage our oil and gas business. We may elect to sell our oil and gas investments and use the proceeds to pay our obligations and fund other transactions, if any.

At June 30, 2007, we employed approximately three full-time and one-part employees. While we have and will continue to reduce our general and administrative expenses, we are incurring legal and professional fee expenses related to our initiative into new business ventures. We also anticipate that compliance with the requirements of the Sarbanes-Oxley Act, as applicable, will require substantial financial and management resources and result in additional expenses.

Our entry into the oil and natural gas exploration and production business is very recent. We have made investments in several oil and gas properties. Our success as an oil and gas company is contingent upon our ability to raise additional funds in order to make additional investments. As of the date of this report, we have not been able to gain access to additional funding. As a result, we conveyed the rights to three of our properties that included future drilling obligations, for amounts less than our investment in the properties. As of June 30, 2007, we own minority working interests in three properties. One property was completed in June 2007, one is currently being recompleted to new zones, and on property is scheduled for recompletion, subject to the operator’s ability to access capital. These properties have not generated any significant revenues. Our investment in the Washita County well (the “Adrienne 1-9”) is our largest investment to date and therefore significant emphasis has been placed upon this investment. The Adrienne 1-9 is operated by Range Resources Corporation, and produced various levels of gas after initial completion in January 2007, with increased production after recompletion in June 2007. However, there is no assurance that any level of production will be sustained and that our interest will ever generate significant revenue. We own a 10% working interest and a 7.35% net revenue interest in the Adrienne 1-9.

In addition to the Adrienne 1-9, we own non-operating interests in two Oklahoma properties. One property is currently being completed to its original target zones, which are coal bed methane sands, and de-watering is currently in progress. We do not anticipate that revenue will be generated from this property until the first fiscal quarter of 2008. We also own a 50% working interest in three wells located in Pawnee County, Oklahoma. One well has been permitted as a water disposal well; the other two wells will be recompleted at a future date.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). AS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning October 1, 2008. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial position, results of operations and related disclosures.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Salaries, wages and related benefits	115.2	71.3	124.0	63.4
Lease operating expenses	12.5	—	5.9	—
Impairment of oil and gas properties	893.7	—	227.0	—
Subcontractor costs	—	4.1	—	12.1
General and administrative	142.0	27.2	133.3	25.2
Depreciation, depletion and amortization	35.7	1.4	15.9	1.4

Loss from operations	(1,099.1)	(4.0)	(406.1)	(2.1)

Other expense, net	(155.4)	(3.2)	(146.0)	(0.6)

Earnings (loss) before income taxes	(1,254.5)	(7.2)	(552.1)	(2.7)
Provision for income taxes	—	—	—	—
Net earnings (loss)	(1,254.5)	(7.2)	(552.1)	(2.7)
Dividends on preferred stock	(4.5)	(0.6)	(3.4)	(1.1)
Net loss available to common shareholders	(1,259.0)%	(7.8)%	(555.5)%	(3.8)%

Three and Nine Months Ended June 30, 2007 and 2006

Revenues. We recognize revenues as services are performed. During the three months ended June 30, 2007, our GIS service revenues were earned from only one customer, totaling approximately $48,000 as compared to $1,044,000 for the same period in fiscal 2006, a decrease of approximately $996,000. During the nine months ended June 30, 2007, our GIS service revenues were earned from only two customers, totaling $348,000 as compared to $3,787,000 for the same period in fiscal 2006, a decrease of approximately $3,439,000. This decrease was due to the completion of long-term contracts that were not replaced with new contracts.

We recognize oil and gas revenues when delivery has occurred and title to the products has transferred to the purchaser. For the three- and nine-months ended June 30, 2007, we recognized $64,000 and $93,000, respectively. Principally all of these revenues were generated from our investment in the Adrienne 1-9, and such revenue is calculated based on estimates which are based on reports obtained from the operator of the well. As of the date of this report, we have not received any cash receipts from the Adrienne 1-9, and we anticipate our first cash receipt will be in early September 2007. We estimate revenues based on production reports and estimated market prices when actual results are not available. We generated approximately $5,000 during oil and gas revenues during the three- and nine- months ended June 30, 2006.

Salaries, Wages and Benefits. Salaries, wages and benefits include employee compensation for production, administrative and executive employees. Salaries, wages and related benefits decreased $619,000 to $129,000, or 83%, and $1,858,000 to $547,000, or 77%, in the three- and nine-month periods ended June 30, 2007, respectively, as compared to $748,000 and $2,405,000 in the same fiscal 2006 periods. The reduced level of expense is directly related to the lower headcount required by our current operations.

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

Oil and Gas Impairment: We prepared an internal analysis based on current economic and operating conditions of the estimated present value, discounted at a 10% interest rate, of the future net revenues from our proved reserves as of June 30, 2007. We also analyzed the fair market value of our unproved properties as of June 30, 2007. As a result of this analysis, we recorded an impairment or capital cost reduction of approximately $1,001,000

General and Administrative. Other general and administrative costs include rent, maintenance, travel, supplies, utilities, insurance and professional services. Such costs decreased 44% in the third quarter of fiscal 2007 to approximately $159,000 as compared to $285,000 in the same period in fiscal 2006. These costs decreased 70% in the first nine months of fiscal 2007, to approximately $588,000 as compared to $955,000 in the same period in fiscal 2006. The decrease is a result of the elimination of general and administrative costs related to our GIS business.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $25,000 and $18,000 in the three and nine months ended June 30, 2007, respectively, as compared to the same periods in fiscal 2006. The increase was a result of depletion expense related to oil and gas revenues in the fiscal 2007 periods.

Interest Expense, Net. We incurred net interest expense totaling approximately $171,000 and $428,000 in the three- and nine- month periods ended June 30, 2007, respectively, as compared to $23,000 and $78,000 in the respective periods ended June 30, 2006. The increase is a result of 13% interest on our Convertible Notes, and non-cash interest which includes amortization of the discounts on the Convertible Notes and Senior Notes and amortization of deferred financing costs related to the Convertible Notes. Non-cash interest expense totaled $113,000 and $309,000 in the three and nine months ended June 30, 2007.

Other Income (Expense). Net other expense for the three months ended June 30, 2007, included a loss on the disposal of non-various non-productive assets which totaled approximately $3,000. During the nine months ended June 30, 2007, we sold additional assets including a set of partition cubicles at a loss of approximately $27,000 when we relocated our corporate offices in November 2006, at which time we disposed of additional computer equipment, furniture, and software items that were not being utilized and which had no material net book value. Net other expense for the nine months ended June 30, 2007, totaled approximately $216,000, which included the $31,000 year-to-date loss on disposal of assets, the expiration of a $150,000 option to purchase an oil and gas property in January 2007 and the amortization of approximately $134,000 deferred loan costs related to the Senior Notes, offset by approximately $99,000 in consulting fee income related to the sale of the Wisconsin-based production center. During the three-month period ended June 30, 2006, other income (expense) was comprised of an approximate $3,000 gain on the sale of certain assets and the amortization of deferred expenses related to the Senior Note. During the nine-month period ended June 30, 2006, it also included a gain on extinguishment of debt totaling $61,000 as a result of the relinquishment of accrued dividends by the holders of our redeemable preferred stock.

Income Taxes. Federal income tax expense for fiscal year 2007 is projected to be zero due to continuing losses from operations. Accordingly, an effective federal income tax rate of 0% was recorded for the three and nine months ended June 30, 2007. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three- and nine-month periods ended June 30, 2007 and 2006.

Net Loss Available to Common Shareholders. We recorded a net loss available to commons shareholders of approximately $1,410,000 and $2,435,000 in the three- and nine-month periods ended June 30, 2007. We recorded a net loss $76,000 and $101,000 in the three and nine months ended June 30, 2006, respectively. The fiscal 2007 losses were a result of a $1,001 capital cost reduction which we recorded on our investments in oil and gas properties, as well as the low level revenues from our GIS business which have not been supplemented by revenues from our oil and gas investments, and which have not been sufficient to cover ongoing operational costs.

Liquidity and Capital Resources

Table of Contractual Obligations. Below is a schedule (by period due) of the future payments that we are obligated to make over the next five years based on agreements in place as of June 30, 2007.
		Fiscal Year Ending September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$12	$47	$49	$46	$47	$12	$213
Capital lease obligations	5	14	—	—	—	—	19
Senior secured convertible notes	123	1,684	—	—	—	—	1,807
Interest payments on preferred stock	10	7	—	—	—	—	17
Total	$150	$1,752	$49	$46	$47	$12	$2,056

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

Our debt is summarized as follows.
Long-Term Debt	June 30, 2007	September 30, 2006
Senior secured convertible notes, net of discount	$1,530	$1,957
Other debt and capital lease obligations	17	29
Asset retirement obligations	6	—
	1,553	1,986
Less current portion	(1,546)	(1,973)
	$7	$13

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

We recorded the Convertible Notes at a discount after giving effect to the $272,300 estimated fair market value of the Note Warrants, which was credited to equity. The Note Warrants were valued using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%, annual volatility of 125%, and risk free interest rate of 4.56%. The carrying value of the Convertible Notes is being accreted to the face amount by charges to interest expense over the one year term until maturity on November 24, 2007. The carrying value at June 30, 2007, was $1.4 million and represents the $1.65 million outstanding principal less the unearned discount of approximately $250,000.

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

Our operating activities provided $275,000 and used $407,000 in cash during nine-month periods ended June 30, 2007 and 2006, respectively. We collected approximately $1,054,000 and $740,000 from contract-related accounts during the respective periods. We reduced our accounts payable and accrued expense liabilities by $48,000 and $1,086,000 during the nine months ended June 30, 2007 and 2006, respectively.

We repaid our $2 million Senior Note and issued new Convertible Notes, receiving approximately $1.466 million in proceeds during the nine months ended June 30, 2007. We invested $912,000 in oil and gas properties, offset by proceeds totaling $270,000 from conveyances of properties, and $20,000 in equipment and leasehold improvements during the nine months ended June 30, 2007.

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
Analytical Surveys, Inc.
(Registrant)

Date: August 14, 2007	By:	/s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer