Form 10KSB
period 2007-09-30
ANALYTICAL SURVEYS INC
filed 2008-01-14
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13111

ANALYTICAL SURVEYS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4040 Broadway, Suite 103, San Antonio, Texas 78209
(Address of principal executive offices)

(210) 657-1500
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, no par value per share	OTCBB

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

State issuer’s revenues for its most recent fiscal year, September 30, 2007: $586,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $397,049, based on the closing price of the Common Stock on January 3, 2008.

The number of shares outstanding of the registrant’s Common Stock, as of January 3, 2008, was 3,789,256.

Documents incorporated by reference:    None

Transition Small Business Disclosure Format (check one):                                                                                          Yes ☐   No  ☒

PART I

Item 1.  Description of Business

Overview

Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems (“GIS”).  However, we experienced a steady decrease in the demand for our services and our backlog has decreased substantially since fiscal 2002, and we were unsuccessful in winning new business at acceptable margins. In fiscal 2006, we acted upon our belief that we would not be able to sustain the operations of our historical business.  We focused on completing our long-term contracts that would generate cash and sold our Wisconsin-based operations and assigned our long-term contracts that required new or additional working capital to complete.  We transitioned our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves.

Our success as an oil and gas company was contingent upon our ability to raise additional funds in order to build a portfolio of investments that generate cash flow sufficient to meet our operating expenses and capital requirements.  Additionally, we are dependent on outside sources of financing to fund our operations and meet our future obligations.  In November 2006, we issued one-year senior secured convertible notes (“Convertible Notes”) totaling $1.65 million to fund our oil and gas activities.  Those activities have not resulted in positive operating results.  Our efforts to secure additional funds have been unsuccessful, which severely restricts our ability to engage in any additional activities.  In May 2007, we terminated our oil and gas executives and took steps to reduce our expenses and commitments in oil and gas investments. Our financial results reflect the downward tend of the GIS business and the lack of success of our oil and gas investments.  In fiscal years 2005, 2006, and 2007, our revenues were $6.1 million, $4.3 million, and $586,000, respectively.  In those years we experienced net losses of $3.3 million, $383,000, and $4.6 million, respectively.

Therefore, during fiscal 2007, we continued to seek and consider a variety of merger and acquisition opportunities that we believed had the potential to provide shareholder value.  These opportunities included oil and gas entities or assets as well as potential transactions that were unrelated to our current business.  On November 20, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axion International, Inc., a Delaware corporation (“Axion”).  Pursuant to the Merger Agreement, our newly formed and direct wholly-owned subsidiary, Axion Acquisition Corp. a Delaware corporation (“Merger Sub”), will merge with and into Axion, with Axion continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company.  As consideration for the transaction, shareholders of Axion will receive 36,762,552 shares of our common stock (“Common Stock”), constituting approximately 90% of our issued and outstanding capital.  The Company, Merger Sub and Axion have each made customary representations, warranties and covenants in the Merger Agreement, and the transaction is subject to customary closing conditions.  As of the date of this filing, all parties continue to work toward completing the transaction.

Axion is the exclusive licensee of advanced technology regarding plastic composition, which technology is the subject of U.S. patents and patent applications owned by Rutgers, the State University of New Jersey.  Axion has not yet manufactured or distributed products.  To date, its operations consist of raising capital and preparing for its first commercial product sale.  There is no guaranty that Axion will be able to sell product or generate revenues. As such, regardless of whether the merger closes, we will have to obtain additional funds.  We can provide no assurance that we will be able to obtain such funds or, if we are able to obtain funds, that the terms will be acceptable to us.

We were unable to repay the principal of the Convertible Notes upon maturity on November 24, 2007.  On December 31, 2007, we entered into an Amendment and Waiver Agreement ("Agreement") which extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008, and, whereby each of the holders of the Convertible Notes waived a default that occurred when we failed to repay the principal pursuant to the terms of the Convertible Notes.  In consideration of the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  If the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may issue up to 16,430,500 shares of our Common Stock.   As additional consideration, the exercise price of warrants to purchase up to 2,374,101 shares of our Common Stock that were issued pursuant to the Convertible Notes (“Note Warrants”) was reduced from $0.695 to $0.10. Accordingly, the maximum potential proceeds from the exercise of the Note Warrants has been reduced to $237,410 from approximately $1.4 million. We also agreed to release each holder from any and all claims it might have against each holder as of December 31, 2007.

In May 2007, we began taking steps to conserve our cash reserves.  We sold our ownership in two properties and divested ourselves of the interests and all future drilling obligations, and eliminated two oil and gas executive management positions.  We have retained our ownership in three properties.  Our largest and most significant ownership is a 10.0% working interest (7.35% net revenue interest) in a relatively deep Anadarko Basin natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma, We do not anticipate that our other two properties will generate significant revenue in the near future, if ever, and we do not intend to invest additional capital for drilling or completion activities.  We may elect to sell our interests in any or all of our oil and gas properties in the near future.  In fiscal 2006 and 2007, we invested approximately $2,019,000 and $951,000 in oil and gas properties.  Revenue generated from these investments totaled approximately $7.000 and $188,000 in fiscal 2006 and 2007, respectively.

On July 21, 2006, we received a notice from the NASDAQ Stock Market (“NASDAQ”) that we were no longer in compliance with the requirements for continued inclusion of our Common Stock on NASDAQ pursuant to the NASDAQ’s Marketplace Rule 4310(c)(4) because our Common Stock had closed below $1.00 per share for 30 consecutive business days.  On January 18, 2007, we received notice from NASDAQ that because we had not regained compliance, our stock was subject to delisting from the NASDAQ Capital Market.  We were subsequently notified that we failed to comply with NASDAQ Marketplace Rule 4310(c)(2)(B) requiring:  (i) a minimum of $2,500,000 in stockholders’ equity as of December 31, 2006; (ii) at least $35,000,000 in market value of listed securities, or (iii) at least $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  As reported in our Form 10-QSB for the quarter ending December 31, 2006, our stockholders’ equity totaled $2,448,000 at December 31, 2006.  On March 1, 2007, we attended a hearing to request an exception to Rule 4310(c)(4) and Rule 4310(c)(2)(B).  The hearings panel did not grant the requested exception.  On April 2, 2007, we received notice from NASDAQ that our Common Stock would be delisted effective at the open of business on April 4, 2007.  Since that date, our Common Stock has been traded on the OTC Bulletin Board.

Downsizing of the GIS business

Our decision to transition our principal business from our traditional GIS data conversion business to an independent oil and gas enterprise was based on the dramatic decrease of the GIS business in past years and the severe operating losses we have incurred.   While there has been an apparent increase in demand for GIS solutions in response to catastrophic events and homeland security initiatives in recent years, we have experienced a significant decrease in demand for GIS data conversion services.  We believe that the primary reason for such decrease is that existing and potential customers have been using newly emerging technology to reduce the need for outsourcing GIS data conversion services, which historically accounted for as high as 75% of the total cost of a typical GIS solution.  Specifically, the emergence in recent years of commercial off-the-shelf ("COTS") hardware and software solutions for gathering satellite remote sensing base data and topographic, planimetric and cadastral data have given customers increased capabilities to replace our services with an in-house, significantly lower cost alternative.  We believe this shift to COTS, coupled with offerings from service firms with large labor content in India, has resulted in lower margins and increased competition in the industry.

Effective August 1, 2006, we sold the assets associated with our Wisconsin-based production center to RAMTeCH Software Solutions, Inc. ("RAMTeCH") for $235,000 in cash, which included $145,000 for transitional consulting services, through December 31, 2006.  We transferred several ongoing GIS service contracts to RAMTeCH, who assumed the employment obligations relating to the personnel associated with the production center.

During the first quarter of 2007, we completed our long-term contract with Worldwide Services and Intergraph (“WWS”) and reduced our staff to five persons. In November 2007, we relocated our corporate offices to a smaller and less costly facility in San Antonio.  We continue to provide software-related services to one customer on a time and materials basis.

Strategy

During the past two fiscal years, we pursued a business strategy based upon non-operating investments in exploration and production of U.S. onshore oil and natural gas reserves.  We focused our activities on the acquisition of interests in leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests and partnerships in Oklahoma and Texas.  However, insufficient funding has prevented us from implementing our business strategy.  Therefore, during fiscal 2007, we continued to seek and consider a variety of merger and acquisition opportunities that we believed had the potential to provide shareholder value.  As discussed in the previous paragraphs, we entered into a Merger Agreement to merge with Axion, with Axion continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company.  Should we be unable to complete that transaction, we will seek other alternative transactions, although there is no guaranty that we will be able to find an acceptable alternative.

Dependence on Financing Activities

The business of oil and gas investment is capital intensive, and we have been dependent on outside sources to finance future growth and acquisitions.  Cash flows from our oil and gas are not sufficient to fund our operations, thus we are dependent on outside sources of financing both to fund our operations and meet our future obligations.  These financing transactions, if available, are dependent upon the terms which we can negotiate.  Since the issuance of our senior secured Convertible Notes in November 2006, we have not been able to gain access to additional funding.  Our efforts to secure financing that would either replace this senior debt or supplement it in a subordinate position notes have been unsuccessful.  As a result, we conveyed the rights to three of our properties that included future drilling obligations, for amounts less than our investment in the properties and curtailed our efforts to acquire additional oil and gas properties.

Oil and Gas Investments

As of September 30, 2007, we own minority working interests in three properties.  Our investment in the Washita County well (the “Adrienne 1-9”) is our largest and only productive investment.  The Adrienne 1-9 is operated by Range Resources Corporation, and produced various levels of gas after initial completion in January 2007, with increased production after recompletion to additional zones in June 2007.  Subsequent to commencement of full production in mid-July 2007, it has generated revenue net to our interest equal to approximately $30,000 per month.  However, there is there is no assurance that any level of production will be sustained, as natural gas prices fluctuate widely, we cannot predict or depend upon the cash flows that might be generated from our interest in the Adrienne 1-9.  We own a 10% working interest and a 7.35% net revenue interest in the Adrienne 1-9.  We also own minority working interests in one non-producing property and one partially-producing property that is being completed to a new target zone.  There is also no assurance that, upon completion, these properties will ultimately yield production in amounts sufficient for commercial production and sale or to generate positive cash flow.  In either case, we may not realize the revenue expected by us. In the extreme case, where no revenue is realized because the operator is forced to plug and abandon the wells, our overall business will be significantly harmed, and we could be forced to liquidate our assets.

Competition

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

Marketing and Pricing

We derive revenue principally from the sale of natural gas and a limited volume of oil.  As a result, our revenues are determined, to a large degree, by prevailing prices for natural gas and crude oil.  We have elected to market our portion of production through our operators, who sell our oil and natural gas on the open market at prevailing market prices.  The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas.  We have not engaged in natural gas or crude oil hedging or trading activities.

Our revenues and cash flows depend substantially upon prevailing prices for oil and natural gas.  Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of natural gas and crude oil.  Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

•	changes in global supply and demand for oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	the price and quantity of imports of foreign oil and natural gas;

•	acts of war or terrorism;

•	political conditions and events, including embargoes, affecting oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

Historical GIS Business

Customers

We derived GIS service revenues primarily from two core markets: utilities and state and local governments.  We also served commercial businesses.  In fiscal 2007, our GIS service revenue was earned from services rendered to two customers, 42% to Worldwide Services, Inc, and Intergraph (“WWS”) and 57% to Utility Pole Technologies (“UPT”), respectively.

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

Subcontractors

We no longer utilize subcontractors.  We utilized subcontractors when necessary to expand capacity, meet deadlines, reduce production costs and manage workload of our GIS contracts. We engaged domestic subcontractors on a project-by-project basis.  We also utilized multiple sources of labor in India.  All activities performed by subcontractors were assumed by RAMTeCH, the purchaser of our Wisconsin-based production center.

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

Personnel

At September 30, 2007, we had four employees compared to nine at September 30, 2006, including our chief executive officer, one part-time administrative employee, and two personnel that render services pursuant to a time and materials service contract.  As of January 4, 2008, we had two employees, which included our chief executive officer and one support personnel, as we ceased providing services under the time and materials service contract on December 31, 2007.

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

As we entered into the oil and gas exploration and production business, we sought investments in oil and gas activities that would result in a level of operating income that will generate cash flow sufficient to meet our operating and capital requirements.  Our acquisitions of the working interests in February and March 2006 were small and will not produce significant cash flows.  Our decision in May 2006 to invest $1.7 million in the Washita County well was intended to provide the potential for significant cash flow.  However, cash flow to date has not proved sufficient to meet our operating expenses or repay our debt obligations.  We have been unable to raise additional capital to make additional investments in oil and gas properties, and as a result, we have curtailed our efforts to that end.  If we are unable to complete the anticipated merger with Axion, a major restructuring of the Company will be necessary

Our cash flow may be insufficient to meet our operating and capital requirements.

We currently do not have a line of credit with any lender and rely solely on cash flow from operations to fund future operations and expenditures.  There is no assurance that the cash flow from operations will be sufficient to meet our capital requirements. We must receive cash from our investments in oil and natural gas properties in order to meet our operating expenses and debt payments.  If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

Our current and former independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

During fiscal years 2000 through 2007, we experienced significant operating losses with corresponding reductions in working capital and net worth.  Our revenues and backlog have also decreased substantially during the same period.  We no longer generate any significant revenue from GIS services.  Our investments in oil and natural gas properties have not produced an amount of cash flow sufficient to meet our operating expenses.  Our independent auditors issued a going concern qualification on our financial statements for fiscal 2007, based on the significant operating losses reported in those years and a lack of external financing. Our former independent auditors issued a going concern qualification on our financial statements for fiscal 2000 through 2006.  The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, was based on the significant operating losses reported in those years and lack of external financing.  As of September 30, 2007, the amount of our accumulated deficit is approximately $39 million.

We have outstanding preferred stock and “blank check” preferred stock that could be issued resulting in the dilution of Common Stock ownership.

Our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. We currently have outstanding 280,000 shares of Series A Convertible Preferred Stock, which together with the related warrants and possible dividends paid in kind, are convertible into a total of 262,670 shares of Common Stock, an amount which is approximately 6.95% of the 3,789,256 shares of Common Stock currently outstanding as of January 3, 2008.  When converted, these shares will represent a dilution to the existing shareholders.  The preferred stock holds dividend priority and a liquidation preference over shares of our Common Stock.  Our Common Stock will be subject to additional dilution if our board of directors utilizes its right to issue additional shares of preferred stock that is convertible into Common Stock. Thus, the rights of the holders of Common Stock are and will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock currently outstanding and any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

Existing shareholders may experience very significant dilution from the sale of our Common Stock pursuant to outstanding senior secured Convertible Notes and the Class A, Class B, and Class E, and Note Warrants and our proposed merger.

The sale of our Common Stock pursuant to our outstanding Convertible Notes, Class A, B, E and Note Warrants will have a very significant dilutive impact on our shareholders.  Up to 20,510,381 shares of Common Stock could be issuable upon the exercise of the Class A, B, E and Note Warrants, representing 541.28% of the 3,789,256 shares issued and outstanding as of January 3, 2008.  However, the Class E and Note Warrants contain exercise limitations that are likely to cause its exercise to extend over its entire combined five-year exercise period and could prevent the exercise of a portion of the Class E and Note Warrants.  Nevertheless, it is highly probable and unavoidable that our net income per share will decrease in future periods and the market price of our Common Stock could decline. If our stock price decreases, then our existing shareholders would experience greater dilution.  Moreover, the perceived risk of dilution may cause our shareholders to sell their shares, which would contribute to a decline in the price of our Common Stock. The perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our Common Stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our Common Stock.

Additionally, if we are able to consummate the merger with Axion under the terms contained in the Merger Agreement, the shareholders of Axion will receive 36,762,552 shares of our Common Stock, constituting approximately 90% of our issued and outstanding shares of Common Stock.

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales may occur, could cause the market price of our Common Stock to decline.  In addition, the sale of our Common Stock could impair our ability to raise capital through the sale of additional common or preferred stock.  As of January 3, 2008, we had 3,789,256 shares of Common Stock outstanding, excluding stock options, of which, 3,706,416 shares are freely tradeable.

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision.

We were incorporated in June 1997 to engage in the design and manufacturing of children’s apparel. We terminated that business line in 1999 and since then have been engaged in the pursuit of alternative lines of business.  In late 2004, we began to focus our attention on oil and gas exploration and development in the United States.  To date, we have recorded impairments totaling over $2 million on our investments in oil and gas properties.  We have not generated a material amount of revenue from oil and gas production.  Our company has insignificant prior operating experience in the oil and gas industry. Accordingly, there is little operating history upon which to judge our current operations.

We do not act as an operator, which means we are entirely dependent on third parties for the exploration, development and production of our leasehold interests.

An oil and gas operator is the party that takes primary responsibility for management of the day-to-day exploration, development and production activity relating to an oil and gas prospect. Our business plan is to acquire working interests in oil and gas properties with an industry partner functioning as the operator. To date, we have entered into agreements with various oil and gas operators on a project-by-project basis and we have no long-term agreements with any operators that ensure us of their services as we may need them. Our reliance on third party operators for the exploration, development and production of our property interests subjects us to a number of risks, including:

•	the possibility that our inability to act as an operator may limit our ability to bid on and acquire desirable leasehold interests;

•	the possibility that quality operators may not be available to us as and when needed;

•	our inability to control the amount and timing of costs and expenses of exploration, development and production; and

•	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we are unable to enter into suitable partnering arrangements with quality operators on a timely basis, we risk suffering a number of adverse consequences, including:

•	the breach of our obligations under the oil and gas leases by which we hold our prospects and the potential loss of those leasehold interests;

•	loss of reputation in the oil and gas community;

•	a general slow down in our operations and decline in revenue; and

•	decline in market price of our common shares.

The results of oil and gas investments may yield revenue that falls short of expectations causing harm to our business.

Although several oil and gas investments have been made, the Washita County well is our largest investment to date and therefore significant emphasis has been placed upon this investment.  Production from the Adrienne 1-9 has generated approximately $25,000 in monthly revenue, net to our interest, since its recompletion in June 2007; there is no assurance that this well will continue to produce at its initial levels.

The pending merger with Axion may not occur.

On November 20, 2007, we announced that we had entered into a merger agreement with Axion International, Inc.  The merger was expected to close by December 31, 2007.  While all parties continue to work diligently to consummate the merger, there is no guaranty that will occur in an anticipated time frame or at all.  A failure to complete the merger in a timely manner may likely result in a decline in the market price of our Common Stock.

We will incur significant transaction and merger-related costs in connection with the merger.

We have already incurred and will continue to incur transaction fees and other costs related to the merger, and expect to incur significant costs associated with completing the merger and combining the operations of the two companies, which cannot be estimated accurately at this time.  Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our business.   In addition, speculation regarding the likelihood of closing the merger could increase the volatility of our stock price, and pendency of the merger could make it difficult to effect other significant transactions, to the extent opportunities arise to engage in such transactions.  We have and will incur these costs even if the merger is not completed.

The merger with Axion may not provide all of the anticipated benefits.

Axion is the exclusive licensee of advanced technology regarding plastic composition, which technology is the subject of U.S. patents and patent applications owned by Rutgers, the State University of New Jersey.  Axion has not yet manufactured or distributed products.  To date, its operations consist of raising capital and preparing for its first commercial product sale.  There is no guaranty that the will be able to sale product or generate revenues.  As such, regardless if the merger closes, we will have to obtain additional funds.  We can provide no assurance that we will be able to obtain such funds or, if we are able to obtain funds, that the terms will be acceptable to us.

If we are unable to retain the services of our Chief Executive Officer our business operations may be adversely impacted.

Our success depends upon the continued service of our Chief Executive Officer Lori A. Jones, who also serves as our Principal Financial Officer.  Our ability to retain our management team is an important factor in our turnaround program and our ability to pursue our overall business plan.  We do not maintain any key personal life insurance policies.  Layoffs in recent years may impair our ability to retain and recruit other key personnel.  The loss or interruption of the services of Ms. Jones could have a material adverse effect on our business, financial condition and results of operations.  Our future financial results will also depend upon our ability to attract and retain highly skilled technical, managerial and marketing personnel.

If we are unable to obtain additional funding our business operations will be harmed.

We do not believe that our current cash position will be sufficient to fund our operations and meet our long-term obligations.  Although we may receive approximately $2,268,656, less expenses, from the exercise of currently issued warrants, we have no way of estimating the ultimate amount that we will receive from the exercise of warrants.  Also, we do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms.  Insufficient funds may prevent us from implementing our business strategy.

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

Item 2.  Description of Property

Our corporate offices are located at 4040 Broadway, Suite 103, San Antonio, Texas  78209, consisting of approximately 1000 square feet leased on a month-to month basis.  We have sublet our former offices on a short-term basis, which consists of approximately 2,500 square feet leased through December 2011.

Item 3.  Legal Proceedings

In August 2007 we received an alias summons notifying us that we have been named as an additional party to a suit filed in the State of Indiana in March 2006 by certain homeowners in the Sycamore Springs neighborhood of Indianapolis, Indiana (“Toomer Litigation”).  The summons names the developer of the Sycamore Springs neighborhood as well as other firms that may have rendered professional services during the development of the neighborhood.  The claimants allege that various Mid-States Engineering, entities that are alleged to be subsidiaries of MSE Corporation which we acquired in 1997, adversely affected the drainage system of the Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003.  Defense actions were provided by our insurance carrier, which agreed to settle the claim in December 2007 for an undisclosed amount.  During the fourth quarter of fiscal 2007, we recorded a $100,000 obligation payable to our insurer, which represents our deductible pursuant to the terms of our insurance coverages.

In November 2005, we received an alias summons notifying us that we have been named as a party to a similar suit filed by the Sycamore Springs Homeowners Association in the State of Indiana (“Sycamore Springs litigation”).  The summons names principally the same defendants as in the Toomer Litigation, and the claims arise from the same occurrence.  Defense actions are being provided by our professional liability insurance carrier.  We have not recorded any liability pursuant to this litigation as the claims from the two lawsuits arise from a single occurrence with one deductible applying to the matter.  Although the carrier has reserved its rights pursuant to the matter, we believe our defense is viable and may not result in any additional obligations.

In November 2007, we received a summons for a suit filed in the State of Indiana by the developers of the Sycamore Springs neighborhood.  The developers allege that Mid-States Engineering breached its contract to provide professional engineering design services in connection with the development of the Sycamore Springs neighborhood.  All parties have agreed that no actions will be taken pursuant to this claim pending the outcome of the Sycamore Springs litigation.   We believe that their claim is without merit.  Additionally, should defense be necessary, the claims arise from a single occurrence with one deductible applying to the matter.

We are also subject to various other routine litigation incidental to our business.  Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters To A Vote Of Security Holders

None.

PART II.

Item 5.  Market For Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock (“Common Stock”) has been traded on the Over-the-Counter Bulletin Board since June 1, 2007, under the symbol “ANLT.”  From April 3, 2007, until June 11, 2007, our Common Stock was traded on the OTC Pink Sheets.  Prior to April 3, 2007, our Common Stock was traded on the NASDAQ Capital Market.  As of October 1, 2007, we had approximately 4,200 holders of record.  The following table sets forth the high and low sales prices for our Common Stock as reported on NASDAQ.  The high and low sale prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended September 30, 2007
First quarter	$0.75	$0.49
Second quarter	0.85	0.44
Third quarter	0.52	0.18
Fourth quarter	0.23	0.06
Year Ended September 30, 2006
First quarter	$3.74	$1.04
Second quarter	2.22	1.26
Third quarter	1.75	0.25
Fourth quarter	1.15	0.40

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

Recent Sales of Unregistered Securities

On November 24, 2006, we issued three one-year senior secured convertible notes (“Convertible Notes”) totaling $1.65 million pursuant to a Securities Purchase Agreement dated as of November 24, 2006, (the "Purchase Agreement"). The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into 2,374,101 shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of the Common Stock on the trading date preceding the closing date of November 24, 2006. Upon maturity, any unconverted outstanding principal and interest is due and payable in cash. In connection with the Purchase Agreement, we issued to the investors warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share, which was $0.01 above the fair market value of the Common Stock on the trading date preceding the closing date (the “Note Warrants”). The Note Warrants are exercisable any time after May 24, 2007, and before November 24, 2011. Net proceeds after expenses totaled approximately $1.466 million. We also paid a finder’s fee of $132,000 in cash and issued warrants to purchase 189,928 shares of our Common Stock at $0.57 to the placement agent, Palladium Capital Advisors, LLC. Proceeds were used to fund additional investments in oil and natural gas non-operating interests.

We were unable to repay the principal of the Convertible Notes upon maturity on November 24, 2007.  On December 31, 2007, we entered into an Amendment and Waiver Agreement ("Agreement") which extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008, and, whereby each of the holders of the Convertible Notes waived a default that occurred when we failed to repay the principal on November 29, 2007.  In consideration of the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  If the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may issue up to 16,430,500 shares of Common Stock.  As additional consideration, the exercise price of these Note Warrants to purchase up to 2,374,101 shares of our Common Stock was reduced from $0.695 to $0.10. Accordingly, the maximum potential proceeds from the exercise of these Note Warrants has been reduced to $237,410 from approximately $1.4 million.

The sale of the Convertible Notes and Note Warrants was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  Pursuant to the terms of the Registration Rights Agreement we agreed to file a series of registration statements to register 130% of the total shares issuable under the transaction.

In March 2006, we financed two acquisitions in part from proceeds of a $760,000 private placement of Series A Convertible Preferred Stock (convertible into 598,425 shares of our Common Stock) (the “Convertible Preferred”) accompanied by Class A Warrants (exercisable into 299,212 shares of our Common Stock at $1.34 per share) and Class B Warrants (exercisable into 299,212 shares of our Common Stock at $1.49 per share).  As of September 30, 2006, 280,000 shares of the Convertible Preferred remain outstanding and none of the Class A and Class B Warrants have been exercised.  The shares of our Common Stock issuable upon conversion of the Convertible Preferred and exercise of the Class A and Class B Warrants were registered for resale under a Registration Statement on Form S-3 (Registration No. 333-132691) filed with the Securities and Exchange Commission (“SEC”) on March 29, 2006, and which became effective on April 11, 2006.

In May 2006, we financed an acquisition by means of a $2 million private placement.  In connection with the private placement, we issued Senior Notes, Class E Warrants, Class C Warrants, and Class D Warrants, all to two investors pursuant to Section 4(2) of the Securities Act.  At our Annual Meeting of Shareholders held on August 29, 2006, the shareholders considered and rejected certain conversion terms of the Senior Notes and the issuance of warrants other than Class E Warrants entitling the holders to purchase 752,072 shares of our Common Stock at an exercise price of $1.186 per share, the closing bid price of our Common Stock on May 31, 2006, the closing date of the private placement.  We filed a Registration Statement on Form S-3 (Registration No. 333-136078) with the SEC registering the shares of Common Stock issuable upon exercise of the Class E Warrants.  The Registration Statement was declared effective on October 13, 2006.

Potential Issuance of Shares of Common Stock Pursuant to the Warrants

The following table sets forth the number of shares of Common Stock that are issuable upon conversion of our outstanding preferred stock, convertible debt, and warrants:
		Conversion Price	Common Shares Issuable
Series A Convertible Preferred Stock	280,000	$1.270	220,472
Class A Warrants	381,890	1.340	381,890
Class B Warrants	381,890	1.490	381,890
Class E Warrants	752,072	1.186	752,072
Note Warrants issued to holders of Convertible Notes	2,374,101	0.100	2,374,101
Note Warrants issued to advisors in November 2006	189,928	0.590	189,928
Convertible Notes	$1,643,050	0.100	16,430,500
Total shares issuable and weighted average price		$0.191	20,510,381

Issuer Purchases of Equity Securities.

None

Item 6. Management’s Discussion And Analysis Or Plan Of Operations

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

Overview

Founded in 1981, we have historically served as a provider of data conversion and digital mapping services to users of customized geographic information systems.  We have experienced a steady decrease in the demand for our services since 2002.  We believe that the primary reason for such decrease is newer technology that has reduced the need for outsourcing GIS data conversion services, which historically accounted for as high as 75% of the total cost of a typical GIS solution.  Commercial off-the-shelf ("COTS") hardware and software solutions have provided our target customers with increased capabilities to replace our services with an in-house, significantly lower cost alternative.  This shift to COTS, coupled with offerings from service firms with large labor content in India, has resulted in lower margins and increased competition in the industry.  Our backlog has decreased substantially since 2002, and we have been unsuccessful in winning new business at acceptable margins.

Our independent auditors, Malone & Bailey, PC, issued a going concern qualification on our financial statements for the fiscal year ended September 30, 2007.  The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, is based on the significant operating losses reported in fiscal 2007, and a lack of external financing.  Our former independent auditors, Pannell Kerr Forster of Texas, P.C., issued a going concern qualification on our financial statements for the fiscal years ended September 30, 2006 and 2005.  The going-concern qualification, which expressed substantial doubt about our ability to continue as a going concern, is based on the significant operating losses reported in fiscal 2006 and 2005, and a lack of external financing.

Our financial results reflect the downward tend of the GIS business and the lack of success of our oil and gas investments.  In fiscal years 2005, 2006, and 2007, our revenues were $6.1 million, $4.3 million, and $586,000, respectively.  In those years we experienced net losses of $3.3 million, $383,000 million, and $4.6 million, respectively.

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

On April 2, 2007, we received notice from NASDAQ that our Common Stock would be delisted effective at the open of business on April 4, 2007.  Since that date, our Common Stock has been traded on the OTC Bulletin Board.

In fiscal 2006, we acted upon our belief that we would not be able to sustain the operations of our historical business.  We transitioned our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves.  Our success as an oil and gas company is contingent upon our ability to raise additional funds in order to build a portfolio of investments that generate cash flow sufficient to meet our operating expenses and capital requirements.  Currently, we are dependent on outside sources of financing to fund our operations and meet our future obligations.  In November 2006, we issued one-year senior secured Convertible Notes totaling $1.65 million, on terms described in detail below, to fund our oil and gas activities.  Those activities have not resulted in positive operating results.  Our efforts to secure additional funds have been unsuccessful, which has severely limited our ability to engage in additional oil and gas activities.

In May 2007, we began taking steps to conserve our cash reserves.  We sold our ownership in two properties and divested ourselves of the interests and all future drilling obligations.  We took steps to further reduce our operating expenses, and reduced our executive management from three persons to one person, Lori Jones, who currently acts as our chief executive and financial officer.

We have retained our ownership in three oil and gas properties.  We own a 10% working interest (7.35% net revenue interest) in the Adrienne 1-9, which has generated an average of $30,000 gross revenues net to our interest per month since its final completion in July 2007.  The completion is very recent, and there is no assurance the well will continue to produce volumes of gas at its current rate.  We do not anticipate that our other two properties will generate significant revenue in the near future, if ever, and we do not intend to invest additional capital for drilling or completion activities.  We may elect to sell our oil and gas investments and use the proceeds to pay our obligations and fund other transactions, if any.

We recorded an impairment of oil and gas properties charge of $2,005,000 for the year ended September 30, 2007.  At September 30, 2007, the Adrienne 1-9 was our only property that had production history, and that production was limited to a very few months.  The lack of production history resulted in a sharp decline curve utilized by Pinnacle Energy Services, LLC, in formulating reserve estimates.  The reserve estimate is significantly less than our investment in the Adrienne 1-9.  The impairment charges were also a result of the sale of two properties during fiscal 2007 at less than cost, and our evaluation of our other properties in Oklahoma.

We have issued equity and convertible debt instruments to finance several investments in oil and gas interests. In February 2006, we issued 760,000 shares of Series A Convertible Preferred Stock (convertible into 598,425 shares of our Common Stock) (the “Convertible Preferred”), accompanied by Class A Warrants (exercisable into 299,212 shares of our Common Stock at $1.34 per share) and Class B Warrants (exercisable into 299,212 shares of our Common Stock at $1.49 per share) generating gross proceeds of $760,000. At September 30, 2007, 280,000 shares of Convertible Preferred were outstanding, which are convertible into 220,427 shares of our Common Stock.  In October 2006, we repaid 14% convertible senior secured promissory notes in the aggregate principal amount of $2.0 million (the “Senior Notes”), utilizing cash generated from the sale of our production center in Wisconsin and collections of receivables from contracts that are in final stages of completion.

On November 24, 2006, we issued three Convertible Notes totaling $1.65 million, accompanied by warrants to purchase 2,374,101 shares of our Common Stock (the “Note Warrants”).  Due to our inability to repay these Convertible Notes when they became due on November 29, 2007, on December 31, 2007, we entered into an Agreement which extended the maturity date of the Convertible Notes until March 31, 2008.  In consideration of the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  If the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may be required to issue up to 16,430,500 shares of Common Stock.  As additional consideration, the exercise price of these Note Warrants was reduced from $0.695 to $0.10. Accordingly, the maximum potential proceeds from the exercise of the Note Warrants has been reduced to $237,410 from approximately $1.4 million.

We entered into an Agreement and Plan of Merger dated November 20, 2007 (the “Merger Agreement”) with Axion International, Inc (“Axion”), a Delaware corporation, pursuant to which we agreed to acquire Axion as a wholly owned subsidiary in a tax-free exchange, acquiring all of Axion’s outstanding common stock in exchange for 36,762,552 shares of our Common Stock.  The Merger Agreement contains representations, warranties and covenants of the parties customary for agreements of this type, including covenants to conduct its business in the ordinary and normal course until the closing of the transaction.  While we expected the merger to have closed by December 31, 2007, both parties continue to work toward closing.  However, there can be no assurance that a closing will occur in a timely manner or at all.

Axion is the exclusive licensee of advanced technology regarding plastic composition, which technology is the subject of U.S. patents and patent applications owned by Rutgers, the State University of New Jersey.  Axion has not yet manufactured or distributed products.  To date, its operations consist of raising capital and preparing for its first commercial product sale.  There is no guarantee that Axion will be able to sell product or generate revenues.  As such, regardless of whether the merger closes, we will have to obtain additional funds.  We can provide no assurance that we will be able to obtain such funds or, if we are able to obtain funds, that the terms will be favorable to us.

Our decision to transition our principal business from our traditional GIS data conversion business was based on the dramatic decrease of the GIS business in past years and the severe operating losses we have incurred.  We have acquired only four new customers with material contracts during the past three fiscal years, and the majority of our revenue during those years was derived from ongoing services with past customers.  We reduced our staff in fiscal 2005 to meet the lower demands of our existing business, and we experienced additional loss of personnel due to the uncertainty of the acquisition of new GIS contracts.  To address concern created by this loss of personnel on the part of our customers, partners, and employees, we engaged Wind Lake Solutions, Inc. (“WLS”), to manage our Wisconsin-based personnel in October 2005.  We terminated this management agreement with WLS on June 30, 2006.

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

We completed the performance of our contract with Worldwide Services, Inc. and Intergraph, (“WWS”) in fiscal 2006, and delivered and reconciled the final deliverable and billable quantities in the quarter ending December 31, 2006. This reconciliation resulted in additional revenue, after the release of reserves on our accounts receivable and revenues in excess of billings, totaling approximately $167,000. We have elected to continue to perform services for an additional customer in fiscal 2007, although we do not anticipate that revenue generated from these services will be material or that it will continue after December 31, 2007.  Approximately $21,000 of our accounts receivable at September 30, 2007, are related to this customer.

At September 30, 2007, we had four employees compared to nine at September 30, 2006, including our chief executive officer, one part-time administrative employee, and two personnel that render services pursuant to a time and materials service contract.  Subsequent to year-end, we further reduced our staff, and as of January 4, 2008, we had two employees, which included our chief executive officer and one support personnel.

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

It must be recognized that our ultimate objective has been to transition from a company providing a specialized service to that of an independent oil and natural gas producer.  We will not be able to make that transition without a major restructuring.  If we do not complete the merger with Axion, such undertakings might include a merger with a privately held independent oil and natural gas producer or other suitable entity.

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

Income Taxes.  We reported a net loss in fiscal 2007 and 2006.  The current and prior year losses have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $33 million as of September 30, 2007.

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

Results Of Operations

The following table sets forth, for the fiscal years ended September 30, 2007 and 2006 selected consolidated statement of operations data expressed as a percentage of sales:

Percentage of Sales:	2007	2006

Revenues	100.0%	100.0%
Costs and expenses:
Salaries, wages and benefits	109.4	62.3
Subcontractor costs	—	12.1
Lease operating expenses	7.2	—
Impairment of oil and gas properties	342.1	—
Other general and administrative	132.4	28.7
Depreciation and amortization	20.0	1.5
Loss from operations	(511.1)	(4.6)
Other expense, net	(262.6)	(3.1)
Loss before income taxes	(773.7)	(7.7)
Income taxes	—	—
Net loss	(773.7)%	(7.7)%

Fiscal Years Ended September 30, 2007 and 2006

Revenues. We recognize revenues generated from GIS service contracts as services are performed.  In fiscal 2007, principally all of our service revenue was generated from a long-term contract that was completed in the first quarter of 2007 and a short-term contract with one customer.  GIS service revenues totaled approximately $398,000 in fiscal 2007 as compared to $4.3 million in fiscal 2006.  The decrease in revenues was due to the completion of all but two contracts in fiscal 2006 and the sale and assignment of several ongoing contracts to RAMTeCH on August 1, 2006.

We recognize oil and gas revenues when delivery has occurred and title to the products has transferred to the purchaser.  Our investment in the Adrienne 1-9 began generating revenue from the sale of natural gas in January 2007.  Prior to that time, our oil and gas revenues were limited to the sale of oil from our 20% working interest in a shallow well in Oklahoma.  In fiscal 2007, we recognized oil and gas revenue totaling approximately $188,000 as compared to $7,000 in fiscal 2006.  We estimate revenues based on production reports and estimated market prices when actual results are not available.

Salaries, Wages and Benefits. Salaries, wages and benefits include employee compensation for production, marketing, selling, administrative, and executive employees.  Salaries, wages and benefits decreased 76.2% to $641,000 in fiscal 2007 as compared to $2.7 million in fiscal 2006.  The decrease was a result of reductions in our workforce as we completed GIS service contracts.  Our GIS service contracts required a substantial workforce, while our oil and gas activities require only a very limited staff.

Subcontractor Costs. Subcontractor costs include production costs incurred through the use of third parties, both domestic and offshore, for production tasks such as data conversion and field survey services to meet contract requirements.  Subcontractor costs totaled approximately $522,000 in fiscal 2006.  No subcontractors were used to perform services in fiscal 2007.

Oil and Gas Impairment:  We recorded an impairment of oil and gas properties charge of $2,005,000 for the year ended September 30, 2007.  At September 30, 2007, the Adrienne 1-9 was our only property that had production history, and that production was limited to a very few months.  The lack of production history resulted in a sharp decline curve utilized by Pinnacle Energy Services, LLC, in formulating reserve estimates.  The reserve estimate is significantly less than our investment in the Adrienne 1-9.  The impairment charges were also a result of the sale of two properties during fiscal 2007 at less than cost, and our evaluation of our other properties in Oklahoma.

Other General and Administrative.  Other general and administrative expenses include rent, maintenance, travel, supplies, insurance and professional services.  Such expenses decreased 37.3% to $776,000 in fiscal 2007 from $1.2 million in fiscal 2006.  The reduced level of GIS services and the nature of our oil and gas investments required less general and administrative support in fiscal 2007 as compared to fiscal 2006, offset by the $100,000 fiscal 2007 expense related our deductible pursuant to the settlement of litigation

Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization increased 85.7% in fiscal 2007 as compared to fiscal 2006.  Depreciation decreased to $20,000 in fiscal 2007 from $63,000 in fiscal 2006 due to equipment becoming fully depreciated, with little investment in new equipment required by our current business volume.  The decrease was offset by $97,000 of depletion expense as the Adrienne 1-9 began producing natural gas in fiscal 2007.

Interest Expense, Net.  We incurred net interest expense totaling approximately $1.32 million in fiscal 2007, as compared to $177,000 in fiscal 2006.  The increase is a result of 13% interest on our Convertible Notes, and non-cash interest which includes amortization of the discounts on the Convertible Notes and Senior Notes and amortization of deferred financing costs related to the Convertible Notes.  Non-cash interest expense totaled $1.16 million in fiscal 2007.

Other Income (Expense).  Net other expense in fiscal 2007 totaled approximately $215,000, which included the expiration of a $150,000 option to purchase an oil and gas property in January 2007 and the amortization of approximately $134,000 deferred loan costs related to the Senior Notes, offset by approximately $99,000 in consulting fee income related to the sale of the Wisconsin-based production center.  It also includes $30,000 loss on the sale of certain assets including a set of partition cubicles when we relocated our corporate offices in November 2006, at which time we disposed of additional computer equipment, furniture, and software items that were not being utilized and which had no material net book value.  In fiscal 2006, other expense was principally a result of the amortization of approximately $115,000 of deferred expenses related to the Senior Notes, offset by consulting fee income totaling $58,000 related to the sale of our certain assets in our Wisconsin production center.  We recognized a gain of approximately $39,000 gain on the sale of the assets, principally which related to the sale of the assets in our Wisconsin production center.  We also recognized a gain on extinguishment of debt totaling $61,000 related to the relinquishment of accrued dividends by the holders of our Series A Redeemable Preferred Stock.

Income Tax Benefit. Federal income tax expense for fiscal year 2007 is projected to be zero and accordingly, we recorded an effective federal income tax rate of 0%.  Federal income tax expense for fiscal year 2006 was zero.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for fiscal 2007 and 2006.

Net Loss.  Net loss available to common shareholders increased from $383,000 in fiscal 2006 to $4.6 million in fiscal 2007.  The higher loss in fiscal 2007 was due to the transition of our business to an oil and gas enterprise, the impairment of our oil and gas investments, and the interest expense related to the amortization of the discount on the Convertible Notes.

Liquidity And Capital Resources

Table of Contractual Obligations.  Below is a schedule (by period due) of the future payments (in thousands), which we are obligated to make over the next five years based on agreements in place as of September 30, 2007.

	Fiscal Year Ending September 30
	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$47	49	46	47	12	—	$201
Capital lease obligations	14	—	—	—	—	—	14
Senior secured convertible notes	1,746	—	—	—	—	—	1,746
Interest payments on preferred stock	15	—	—	—	—	—	15
Total	$1,822	49	46	47	12	—	$1,976

Our senior secured Convertible Notes matured on November 24, 2007.  We were unable to repay the $1,643,050 in principal that was due on that date.  On December 31, 2007, we entered into an Agreement which extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008, and, whereby each of the holders of the Convertible Notes waived a default that occurred when we failed to repay the principal pursuant to the terms of the Convertible Notes.  In consideration of the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  If the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may issue up to 16,430,500 shares of our Common Stock.  As additional consideration, the exercise price of these Note Warrants to purchase up to 2,374,101 shares of our Common was reduced from $0.695 to $0.10.  Accordingly, the maximum potential proceeds from the exercise of the Note Warrants has been reduced to $237,410 from approximately $1.4 million.

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows (in thousands).
	September 30, 2007	September 30, 2006
Long-Term Debt
Senior secured convertible notes	$1,643	$1,957
Other debt and capital lease obligations	13	29
	1,656	1,986
Less current portion	(1,656)	(1,973)
	$—	$13

On November 24, 2006, we issued three one-year senior Convertible Notes totaling $1.65 million pursuant to a Securities Purchase Agreement dated as of November 24, 2006, (the "Purchase Agreement"). The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into 2,374,101 shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of our Common Stock on the trading date preceding the closing date of November 24, 2006.  Upon maturity at November 23, 2007, any unconverted outstanding principal and interest is due and payable in cash.  In connection with the Purchase Agreement, we issued to the investors Note Warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share, which was $0.01 above the fair market value of our Common Stock on the trading date preceding the closing date. The Note Warrants are exercisable any time after May 24, 2007, and before May 24, 2012.  Net proceeds after expenses totaled approximately $1.466 million. Proceeds are being used for working capital and to fund additional investments in oil and natural gas non-operating interests.  We also paid a cash finder’s fee of $132,000 and issued Note Warrants to purchase 189,928 shares of our Common Stock at an exercise price of $0.57 per share to the placement agent, Palladium Capital Advisors, LLC.

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
We recorded the Convertible Notes at a discount after giving effect to the $272,300 estimated fair market value of the Note Warrants, which was credited to equity. The Note Warrants were valued using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%, annual volatility of 1.25%, and risk free interest rate of 4.56%.  During the fourth quarter of 2007, we revisited the volatility assumption used in this calculation and as a result, revised the volatility factor upward to 145% as a more accurate measure of the historical volatility of our stock, which increased the estimated fair value of the Note Warrants based upon the Black Scholes Option Pricing Model to $1,015.  Pursuant to EITF 98-5, we reallocated the proceeds from the offering to the Note Warrants and the Convertible Notes based upon the relative fair market value, which resulted in the Note Warrants being assigned a fair value of $628,000, a $356,000 increase in the discount versus the original calculation.  We then revisited our analysis of the conversion feature of the Convertible Notes and determined that, due to the increased value attributable to the Note Warrants as a result of the revised volatility factor, a beneficial conversion feature existed in the amount of $308,000, which would have further discounted the Convertible Notes.  As a consequence of the Convertible Note default, the entire discount was accelerated in the fourth quarter of 2007, the remaining unamortized deferred financing costs were written off, and we recognized additional interest expense of $739,000.  The Convertible Notes are reflected at their par value as of September 30, 2007.

We incurred financing costs totaling $183,500 pursuant to the Convertible Notes, including the finder’s fee, a 1% due diligence fee paid to the investors, and legal and professional fees. These deferred financing costs were amortized as interest expense over the term of the Convertible Notes. After giving effect to the value of the Note Warrants and the financing costs, the effective rate of interest on the Convertible Notes is 80.8%.

On March 22, 2007, we issued 10,000 shares of Common Stock pursuant to the conversion of $6,950 in principal of one of the Convertible Notes.  In conjunction with the conversion, we reclassified the proportionate (approximately 5%) balance of the deferred financing cost and discount to equity.  .

In May 2006, we issued Senior Notes to two holders totaling $2.0 million, to fund the drilling and completion of our investment in the Adrienne 1-9.  The holders also received Class E Warrants entitling them to purchase, in the aggregate, 752,072 shares of our Common Stock at an exercise price of $1.186 per share, which was the closing bid price of our Common Stock on May 31, 2006.  Our shareholders did not approve conversion terms of the Senior Notes and the issuance of additional warrants to the holders at our Annual Meeting of Shareholders held on August 29, 2006.  Consequently, on September 19, 2006, the holders exercised their right to accelerate the maturity of the Senior Notes to October 19, 2006, on which date the principal amount, together with accrued and unpaid interest and all other sums due under the Senior Notes became due and payable in cash.  On October 18, 2006, we paid the outstanding principal and interest due on the Senior Notes, which totaled $2,012,274, utilizing cash reserves and the collection of $1.0 million of accounts receivable subsequent to September 30, 2006.

We recorded the Senior Notes at a discount after giving effect to the $80,424 estimated fair value of the Class E Warrants, which was credited to equity. The carrying value of the Senior Notes was accreted to the face amount by charges to interest expense over the two-year term until September 19, 2006, on which date we accelerated the rate of accretion to reflect the new maturity date of October 19, 2006.  The unearned discount of $43,196 as of September 30, 2006, was recorded as interest expense during the quarter.  We recorded deferred loan costs totaling approximately $249,000 related to the issuance of the Senior Notes, and amortized the costs to other expense over the two-year term of the Senior Notes until September 19, 2006, on which date we accelerated the rate of amortization to reflect the new maturity date.  The unamortized balance of the deferred expense at September 30, 2006, of $133,728, was amortized to other expense during the quarter ending December 31, 2006.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since fiscal 2000, we have experienced significant operating losses with corresponding reductions in working capital, and we have recorded substantial impairments on our oil and gas investments.  Our revenues and backlog decreased significantly during that time.  These factors, among others, have resulted in our independent auditors issuing an audit opinion on the September 30, 2007, financial statements that expresses substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans in past fiscal years designed to improve operating efficiencies, reduce and eliminate cash losses, and position us for profitable operations. We ultimately decided to expand our business strategy outside of our traditional business as a GIS service provider after concluding that our existing GIS business could not be sustained.  We issued Convertible Preferred and the Senior Notes to secure the funds that enabled us to invest in non-operating working interests in oil and natural gas leasehold interests.  We sold our Wisconsin-based production center and assigned certain contracts in order to reduce working capital requirements on contracts that required substantial investment in the early stages of the contracts, realizing $235,000 in cash proceeds.  We completed a long-term contract and utilized funds collected upon completion to meet our debt obligations.  In the latter part of fiscal 2007, we determined that we would not be able to secure additional financing for the expansion of our oil and gas business strategy, we further reduced and streamlined our executive team and began positioning the company for a restructuring or merger transaction.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.  However, we believe that our turnaround efforts and anticipated merger with Axion, if successful, will generate sufficient cash to meet our obligations in a timely manner.

In the absence of a line of credit and because of our inability to secure debt on terms that we consider reasonable based on our recent operating history, we depend on internal cash flow generated from our investments in oil and natural gas properties to sustain operations.  In order to meet our short-term cash requirements, we must collect more cash from our investments than we pay to our employees and suppliers.  We expect that we will be able to meet our short-term obligations utilizing our cash reserves, supplemented by cash flow from our investments in oil and natural gas properties, but there can be no assurance that market conditions or other factors will not prevent us from doing so or that the cash generated will be equal to the amount that we currently anticipate.  If we are unable to generate cash flow from our investments in oil and natural gas properties, we will be forced to obtain additional financing and/or restrict capital and operating expenditures to match available resources.  If these actions are not sufficient, and we are not able to meet our commitments when due, then we will be forced to liquidate assets and repay our secured creditors with the proceeds.

Our operating activities provided $370,000 and $47,000 in cash in fiscal 2007 and 2006, respectively. We collected approximately $1.2 and $1.4 million from accounts receivable and other contract-related accounts fiscal 2007 and 2006, respectively, due to the completion of active contracts that were not replaced with new activity. Accounts payable and other accrued liabilities increased by $184,000 in fiscal 2007, as a result of drilling and completion obligations related to the Adrienne 1-9 becoming due and payable and our $100,000 liability due to our insurer in connection with a litigation settlement. Those accounts decreased $641,000 in fiscal 2006 as we paid principally all of our obligations related to our GIS contracts prior to September 30, 2006. Accrued payroll and related benefits increased slightly in fiscal 2007 but decreased $555,000 in fiscal 2006 due to the significantly lower number of employees at September 30 2006 as compared to September 30, 2005. Prepaid expenses decreased $74,000 in fiscal 2007 as a result of lower insurance and maintenance expenses that require prepayment.

In fiscal 2007, we invested $20,000 in equipment and leasehold improvements, and $951,000 in oil and gas properties offset by proceeds totaling $270,000 from conveyances of properties. In fiscal 2006, cash used in investing activities consisted of $1.8 million invested in oil and gas properties, offset by $112,000 received from the sale of assets, which were principally related to our Wisconsin production center.

In fiscal 2007, we used $2 million cash to repay our $2 million Senior Notes, and we issued new Convertible Notes, receiving approximately $1.466 million in proceeds. Cash generated from financing activities in fiscal 2006 totaled $2.4 million, which included $760,000 from the issuance of Convertible Preferred and $2.0 million, for Senior Notes, less expenses totaling $329,000.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and its adoption did not have a material impact on our consolidated financial statements.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” With respect to SFAS No. 133, SFAS No. 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provided that beneficial interests in securitized financial assets are not subject to the provision of SFAS No. 133. With respect to SFAS No. 140, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.”  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. Adoption of EITF No. 06-6 by the Company during the quarter ended February 28, 2007 did not have a significant impact on its consolidated financial statements.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”. At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in shareholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to shareholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF No. 06-7 did not significantly affect the Company’s financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies .” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this position on its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning October 1, 2008. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial position, results of operations and related disclosures.

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
  Analytical Surveys, Inc.

We have audited the accompanying consolidated balance sheet of Analytical Surveys, Inc. and Subsidiaries as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analytical Surveys, Inc. and Subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant operating losses in 2007 and prior years and does not currently have external financing in place to fund working capital requirements, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
January 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
  Analytical Surveys, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Analytical Surveys, Inc. and Subsidiaries for the year ended September 30, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows of Analytical Surveys, Inc. and Subsidiaries for the year ended September 30, 2006, are presented fairly, in all material respects, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant operating losses in 2006 and prior years and does not currently have external financing in place to fund working capital requirements, which raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

December 20, 2006
Houston, Texas

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2007
(In thousands)

Assets	2007
Current assets:
Cash and cash equivalents	$426
Accounts receivable, net of allowance for doubtful accounts of $0	100
Prepaid expenses and other	19
Total current assets	545
Oil and natural gas properties and equipment; full cost method of accounting
Proved properties	677
Unproved properties	25
Less accumulated depletion	(97)
Net oil and natural gas properties and equipment	605
Equipment and leasehold improvements, at cost:
Equipment	198
Furniture and fixtures	36
Leasehold improvements	8
242
Less accumulated depreciation and amortization	(216)
Equipment and leasehold improvements, net	26
Total assets	$1,176
Liabilities and Stockholders’ Equity
Current liabilities:
Senior secured convertible not, net of discount	$1,643
Current portion of capital lease obligations	13
Accounts payable – Trade	216
Accrued liabilities	152
Due to insurer	100
Accrued payroll and related benefits	144
Total current liabilities	2,268
Long-term liabilities:
Asset retirement obligations	6
Total liabilities	2,274
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, no par value; authorized 2,500 shares; 280 shares issued and outstanding	261
Common stock, no par value; authorized 100,000 shares; 3,789 issued and outstanding	37,261
Accumulated deficit	(38,620)
Total stockholders’ deficit	(1,098)
Total liabilities and stockholders’ deficit	$1,176

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2007 and 2006
(In thousands, except per share amounts)

	2007	2006

Revenues
GIS services	$398	$4,313
Oil and gas	188	7
Total revenues	586	4,320

Costs and expenses:
Salaries, wages and benefits	641	2,694
Subcontractor costs	—	522
Other general and administrative	776	1,237
Lease operating expenses	42	3
Impairment of oil and gas properties	2,005	—
Depreciation, depletion and amortization	117	63
Total operating costs	3,581	4,519
Loss from operations	(2,995)	(199)
Other income (expense):
Interest expense, net	(1,324)	(177)
Gain (loss) on sale of assets	(30)	39
Gain on extinguishment of debt	—	61
Other expense, net	(185)	(59)
Total other expense, net	(1,539)	(136)
Loss before income taxes	(4,534)	(335)
Provision for income taxes	—	—
Net loss	(4,534)	(335)
Deemed dividend associated with beneficial
conversion feature of preferred stock	—	(30)
Dividends on preferred stock	(20)	(18)
Net loss available to common stockholders	$(4,554)	$(383)

Basic and diluted net loss per common share	$(1.20)	$(0.10)
Preferred stock dividends per common share	(0.01)	(0.01)
Basic and diluted net loss available to common shareholders	$(1.21)	$(0.11)

Weighted average common shares:
Basic	3,785	3,383
Diluted	3,785	3,383

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended September 30, 2007 and 2006
(In thousands)

	Convertible Preferred Stock		Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity
Balances at September 30, 2005	—	$—	2,869	$35,312	$(33,683)	$1,629
Common stock issued in exchange for redeemable preferred stock	—	—	318	300	—	300
Common stock issued pursuant to consulting agreement for equity transactions, net of issuance costs for convertible preferred stock of $88	—	—	75	—	—	—
Common stock issued for legal services rendered, net of issuance costs for convertible preferred stock of $15	—	—	10	—	—	—
Common stock issued for the purchase of equipment and oil and gas working interests, net of issuance costs of $9	—	—	129	191	—	191
Issuance of convertible preferred stock and warrants, net of issuance costs of $64	760	678	—	18	—	696
Issuance of Class E warrants, net of issuance costs of $7	—	—	—	73	—	73
Common stock issued for the conversion of preferred stock	(480)	(447)	378	447	—	—
Deemed dividend associated with beneficial conversion feature of preferred stock	—	30	—	—	(30)	—
Dividends on convertible preferred stock	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	(335)	(335)
Balances at September 30, 2006	280	261	3,779	36,341	(34,066)	$2,536
Amortization of stock-based compensation	—	—	—	17	—	17
Registration costs for Class E Warrants and Senior Notes	—	—	—	(38)	—	(38)
Warrants issued pursuant to Convertible Notes	—	—	—	628	—	628
Beneficial conversion feature of Convertible Notes	—	—	—	308	—	308
Partial conversion of Convertible Note, net of discount and preferred financing costs	—	—	10	5	—	5
Dividends on preferred stock	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	(4,534)	(4,534)
Balances at September 30, 2007	280	$261	3,789	$37,261	$(38,620)	$(1,098)

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2007 and 2006
(In thousands)

	2007	2006

Cash flows from operating activities:
Net loss	$(4,534)	$(335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	117	63
Amortization of stock-based compensation expenses	17	—
Accretion of interest expense on convertible note	978	37
Amortization of deferred financing costs	316	115
Accretion of interest expense on preferred stock	—	52
Gain on extinguishment of debt	—	(61)
Loss (gain) on disposal of assets	30	(39)
Impairment of oil and gas properties	2,005	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,222	207
Revenue earned in excess of billings, net	49	1,542
Prepaid expenses and other	74	(12)
Billings in excess of revenue earned	(99)	(326)
Accounts payable and other accrued liabilities	164	(641)
Accrued payroll and related benefits	11	(555)
Net cash provided by in operating activities	350	47
Cash flows from investing activities:
Purchase of equipment	(20)	—
Investment in oil and gas properties	(951)	(1,819)
Cash proceeds from sale of assets	278	112
Net cash used in investing activities	(693)	(1,707)
Cash flows from financing activities:
Principal payments on long-term debt	(16)	(28)
Issuance of convertible preferred stock and warrants	—	760
Dividends paid on preferred stock	—	(8)
Principal payment on convertible note	(2,000)	—
Issuance of convertible note, net of expenses	1,466	1,751
Fees associated with issuance of common and preferred stock	—	(80)
Fees associated with registration of warrants	(38)	—
Net cash provided by (used in) financing activities	(588)	2,395
Net increase (decrease) in cash	(931)	735
Cash and cash equivalents at beginning of year	1,357	622
Cash and cash equivalents at end of year	$426	$1,357

Supplemental disclosures of cash flow information:
Cash paid for interest	$161	$—
Equipment acquired under capital leases	$—	$11
Non-cash financing activities
Issuance of common stock in exchange for redeemable preferred stock	$—	$300
Issuance of common stock in exchange for convertible preferred stock	$—	$447
Issuance of common stock for equipment and oil and gas working interests	$—	$200
Issuance of common stock for consulting and legal services	$—	$103
Accretion of interest on preferred stock	$—	$52
Deemed dividend associated with beneficial conversion feature of preferred stock	$—	$30
Accrual of dividends on convertible preferred stock	$20	$10
Warrants issued related to convertible debt	$628	$—
Beneficial conversion feature of convertible debt	$308	$—
Partial conversion of convertible note	$5	$—

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

(d)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of September 30, 2007 and 2006, we had an allowance for doubtful accounts of $0 and $80, respectively.

(e)	Revenue and Cost Recognition

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

We follow the sales method of accounting for oil and natural gas revenue recognition and natural gas imbalances.  Volumes of natural gas sold may differ from the volumes we are entitled to based upon our interests in the properties.  These differences in volumes create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves to the Company will not be sufficient to enable the underproduced owner to recoup its entitled share through production.   Historically, natural gas sales volumes have not been significantly different from our entitled share of the production.

(f)	Oil and Natural Gas Properties.

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

We use the full cost method of accounting for oil and gas properties.  Management believes adoption of the full cost method more accurately reflects management's exploration objectives and results by including all costs incurred as integral for the acquisition, discovery and development of whatever reserves ultimately result from our efforts as a whole.  Under the full cost method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.  Such costs include lease acquisitions, seismic surveys, drilling and completion equipment, estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. All capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves.

Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  Unproved or unevaluated properties are evaluated periodically for impairment on a property-by-property basis.  If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.

The capitalized costs are subject to a "full cost ceiling test," which generally limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent (10%) interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.  If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.  Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

We proportionally consolidate our interests in oil and natural gas properties.

Oil and Natural Gas Reserve Estimates

The process of estimating quantities of proved reserves is inherently uncertain, and the reserve data included in this document are estimates prepared by Pinnacle Energy Services, L.L.C., independent petroleum engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

Proved reserve estimates prepared by others may be substantially higher or lower than our estimates. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantities actually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production.

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on market prices and costs on the date of the estimate, which is September 30, 2007.

The rate at which we record depreciation, depletion and amortization expense for proved properties is dependent on our estimate of proved reserves.  If these reserve estimates decline, the rate at which we record these expenses will increase.

Our full cost ceiling test also depends on our estimate of proved reserves. If these reserve estimates decline, we may be subjected to additional full cost ceiling write-downs.

(g)	Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards “(SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  The present value of the estimated future asset retirement obligation “(ARO”), as of the date of acquisition or the date at which a successful well is drilled, is capitalized as part of the costs of proved oil and natural gas properties and as a noncurrent liability.  The asset retirement costs, which consist primarily of plugging and abandonment obligations, are depleted over the useful life of the asset.  The ARO is also recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit adjusted risk free interest rate.

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

At September 30, 2007, we had an accrued liability for asset retirement obligations of $6,293, all of which was classified as long-term in the balance sheet.

(h)	Income Taxes

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

(i)	Impairment of Long-Lived Assets Other Than Goodwill

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that our long-lived assets be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

In addition, we are subject to the rules of the Securities and Exchange Commission with respect to impairment of oil and gas properties accounted for under the full cost method of accounting, as described above.

(j)	Stock-Based Compensation

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

Effective October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment”, using the modified prospective transition method, and therefore we have not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the year ended September 30, 2007, includes compensation expense for all stock-based compensation awards granted, but not yet fully exercisable, prior to October 1, 2006. The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after September 30, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

As a result of adopting SFAS No. 123R, we recorded $16,530 of additional compensation expense for the year ended September 30, 2007, than would have been recorded if we had continued to account for stock-based compensation under APB 25. There was no impact of the adoption of SFAS No. 123R on either basic or diluted earnings per share for the year ended September 30, 2007.  At September 30, 2007, the unamortized value of employee stock options under SFAS No. 123R was approximately $17,539. The unamortized portion will be expensed at the rate of $13,791 and $3,748 in the fiscal years ending September 30, 2008, and 2009, respectively.

For the year ended September 30, 2006, under APB 25, no stock-based employee compensation expense relating to our stock options was reflected in net loss, as all options granted under our plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective dates of grant.

For our pro forma information for the year ended September 30, 2006, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model with the following assumptions used:

Year Ended September 30, 2006
Dividend yield	0%
Anticipated volatility	92 - 124%
Risk-free interest rate	4.0 -6.0%
Expected lives	2 – 3.5 years

The weighted average fair value of the options granted during fiscal year 2006 based on the respective dates of grant and using the fair value based method was $0.14.

During the year ended September 30, 2006, 120,000 options were granted to our three new directors, and 265,000 options were granted to four members of the management team, including 100,000 options to our current CEO.

During the year ended September 30, 2006, we granted 95,000 options to members of our workforce as incentive to sustain performance.  These options have an exercise price ranging from $1.34 to $1.37.  Additionally, 50,000 and 50,000 options with exercise prices of $1.27 and $0.69, respectively, were granted to our Chief Executive Officer; 30,000 10,000, and 50,000 options with exercise prices of $1.31, $1.37, and $0.69, respectively, were granted to our Senior Vice President; 50,000 options were granted to our Executive Vice President with an exercise price of $.69.  We also granted 20,000 options with an exercise price of $1.27 to each of the three members of our Board of Directors.  The exercise price of all options granted during the twelve-month period was the market price of the underlying Common Stock on the date of grant.

Had compensation costs for our stock based compensation been determined at the grant date consistent with the provisions of SFAS No. 123R, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

Year Ended September 30, 2006
(in thousands except per share earnings
Net loss available to common shareholders as reported	$(383)
Add: Stock-based employee compensation included in reported net loss	—
Less: Pro forma option expense	(73)
Pro forma net loss	$(456)

Basic net loss per share, as reported	$(0.11)
Less: Pro forma option expense	(0.02)
Pro forma basic net loss per share	$(0.13)

Diluted net loss per share, as reported	$(0.11)
Less: Pro forma option expense	(0.02)
Pro forma diluted net loss per share	$(0.13)

(k)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock as determined using the treasury stock method.

All dilutive common stock equivalents are reflected in our earnings per share calculation; the conversion of 220,000 shares pursuant to our Convertible Preferred Stock are antidilutive for the years ended September 30, 2007 and 2006, and therefore they have been excluded.  Additionally, for the years ended September 30, 2007 and 2006, potential dilutive common shares under our convertible instruments, warrant agreements and stock option plans of 6,864,000 and 2,037,000, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

(l)	Financial Instruments

The carrying amounts of financial instruments are estimated to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates and short-term maturities of these instruments.  Our $1.65 million senior secured note, which was issued on November 24, 2006, was recorded at a discount of $936,000 which represented the fair value of warrants issued pursuant to the note and the related beneficial conversion feature.  Interest expense for the year ended September 30, 2007 includes the amortization of the $936,000 discount.  As a consequence of the Convertible Note default, the entire discount was accelerated in the fourth quarter of 2007, the remaining unamortized deferred financing costs were written off.  The Convertible Notes are reflected at their par value as of September 30, 2007.

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

(2)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 2000 through 2007, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of debt forgiveness, and do not currently have any external financing in place to support operating cash flow requirements.  Our revenues and backlog have also decreased substantially during the same period, and we have not generated sufficient cash flow from oil and gas investments to sustain our operations.  If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to seek additional financing, which may be available only at unfavorable interest rates or not available at all.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, management implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses.  In fiscal 2006, we ultimately decided to expand our business strategy outside of our traditional business as a GIS service provider after concluding that our existing GIS business could not be sustained.  We issued the Convertible Preferred and the Senior Notes to secure funds to invest in non-operating working interests in oil and natural gas leasehold interests.  We sold our Wisconsin-based production center and assigned certain contracts in order to reduce working capital requirements on contracts that required substantial investment in the early stages of the contracts, realizing $235,000 in cash proceeds.  We completed a long-term contract and, as of the date of this report, have collected substantially all of the accounts receivable related to the contract.  We have reduced our general and administrative expenses by reducing occupancy costs and streamlining our management and production teams.  Our new business strategy requires significantly less operational expenses.

In fiscal 2007, we continued to transition our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves. Our entry into the oil and natural gas exploration and production business is very recent.  Although several oil and gas investments have been made, the Washita County well is our largest and only productive investment to date, and it has not yielded production that will support our operations. On November 20, 2007, we announced that we had entered into a merger agreement with Axion International, Inc.  The merger was expected to close by December 31, 2007.  While all parties continue to work diligently to consummate the merger, there is no assurance that will occur in an anticipated time frame or at all. If consummated, the merger will result in a new change in business strategy, and there is no assurance that the new strategy will be successful.  We may be forced to seek additional alternative transaction or, in the extreme case, we could be forced to liquidate our assets to meet our future obligations.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

(3)	Oil and natural gas properties and equipment

As of September 30, 2007, we own non-operating working interests in three properties in Oklahoma.  Our 10.0% working interest (7.35% net revenue interest) in a relatively deep Anadarko Basin natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma, is our largest and most significant investment to date.  As of September 30, 2007, our investment in this well totaled $1.96 million, which includes our proportionate share of intangible costs of drilling and completing the well.  The Adrienne 1-9 is operated by Range Resources Corporation.

We own a 20.0% working interest (16.7% net revenue interest) in a well designated as the Welker 1-7, located in Pawnee County, Oklahoma.  Our capital investment to date in this property totals $300,000.  We entered into an operating agreement with the seller and owner of the remaining 80% working interest. The well was completed in March 2006 and has produced small amounts of oil from the Prue formation.  In April 2007, the operator initiated completion to the coal bed zones by perforating and fracturing the Iron Post and Dawson formations.  The de-watering process typical to coal bed zones requires four to six months or longer before reaching the full potential gas production from the well.  As of the date of this report, the well has not produced a sufficient level of gas to facilitate commercial sale.  If a sufficient level is not achieved in fiscal 2008, we plan to divest or abandon our ownership of the interest.

We own a 25% working interest in three wells designated as Shields No. 1, 2, and 3, located in Pawnee County, Oklahoma, plus a 100% interest in certain fixtures and equipment used in connection with the operation of the wells. One well has been permitted as a water disposal well.  The operator plans to re-enter one of the other wells and deepen to a proven structure.  If successful, the third well will also be re-entered and deepened.  Our investment in these wells included $150,000 cash and 129,032 shares of Common Stock having a fair market value (equal to the closing bid on March 14, 2006) of $1.55 per share, or $200,000. In July 2006, to eliminate additional investment in these wells, we exchanged one-half of our working interest in return for a carry of all costs associated with drilling and recompletion activities associated with our remaining working interest in the three wells.  We do not plan to invest additional capital in this property.  This property is currently classified as unproven.

In January 2007 we entered into an agreement with H&S Production of Dallas, Texas (“H&S”), to participate in the drilling and completion of the Haun #1-A located in Grayson County, Texas, which also included rights and drilling obligations for additional drilling activities in the surrounding field.  We also purchased a 5% working interest in a well in Jack County, Texas, through our relationship with H&S.  We evaluated these investments in June 2007, which totaled approximately $184,000 with an additional $100,000 drilling obligation payable.  Based on initial drilling results, cost overruns, and delays in pipeline availability, we elected to convey the properties to a third party for $120,000 cash and a release from the immediate and future obligations.  The Company follows the full-cost method of accounting for oil and gas properties and as such, the excess carrying cost of the property sold versus the consideration received was transferred to proven properties subject to amortization.

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

As discussed above, we follow the full cost method of accounting for oil and gas properties.  Based upon the full cost ceiling test required by this method of accounting, we recorded an impairment of oil and gas properties of $2,005,000 for the year ended September 30, 2007.  No such impairment was recorded for fiscal year 2006.

Depletion of producing oil and gas properties totaled $97,000 and $300 for the years ended September 30, 2007 and 2006, respectively.

(4)	Debt

The components of debt at September 30 are summarized as follows (in thousands):

	2007	2006
Long-Term Debt
Other debt and capital lease obligations	$13	$29
Senior secured convertible notes	1,643	1,957
	1,656	1,986
Less current portion	(1,656)	(1,973)
	$—	$13

On November 24, 2006, we issued to three investors, three one-year senior secured convertible notes (“collectively, the Convertible Notes”) totaling $1.65 million pursuant to a Securities Purchase Agreement dated as of November 24, 2006 (the "Purchase Agreement"). The Convertible Notes, together with interest that accrues at the rate of 13% per annum, are convertible into 2,374,101 shares of our Common Stock at a conversion price of $0.695 per share, which was $0.135 per share above fair market value of our Common Stock on the trading date preceding the closing date of November 24, 2006. Upon maturity at November 24, 2007 (see Note 15), any unconverted outstanding principal and interest is due and payable in cash. In connection with the Purchase Agreement, we issued to the investors warrants to purchase 2,374,101 shares of our Common Stock at $0.57 per share (“Note Warrants”), which was $0.01 above the fair market value of our Common Stock on the trading date preceding the closing date. The Note Warrants are exercisable any time after May 24, 2007, and before November 24, 2011. Net proceeds after expenses totaled approximately $1.456 million. Proceeds are being used for working capital and to fund additional investments in oil and natural gas non-operating interests.  We also paid a cash finder’s fee of $132,000 and issued warrants to purchase 189,928 shares of our Common Stock at an exercise price of $0.57 per share to the placement agent, Palladium Capital Advisors, LLC.

The sale of the Convertible Notes and Note Warrants was made pursuant to Section 4(2) of the Securities Act of 1933 as amended, and Rule 506 promulgated thereunder.  Our registration statement on Form S-3/A, registering 1,247,454 shares of Common Stock, which represents 33% of our issued and outstanding shares, and which are issuable pursuant to the partial conversion of our Convertible Notes, was declared effective by the SEC on March 14, 2007.  Pursuant to the terms of the Registration Rights Agreement, we will file additional registration statements on Form S-3 or other eligible Form to register 130% of the total shares issuable under the transaction.

We recorded the Convertible Notes at a discount after giving effect to the $272,300 estimated fair market value of the Note Warrants, which was credited to equity. The Note Warrants were valued using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%, annual volatility of 1.25%, and risk free interest rate of 4.56%.  During the fourth quarter of 2007, we realized the volatility assumption used in this calculation was incorrect and as a result, revised the volatility factor upward to 145% as a more accurate measure of the historical volatility of our stock, which increased the estimated fair value of the Note Warrants based upon the Black Scholes Option Pricing Model to $1,015,000.  Pursuant to EITF 98-5, we reallocated the proceeds from the offering to the Note Warrants and the Convertible Notes based upon the relative fair market value, which resulted in the Note Warrants being assigned a fair value of $628,000, a $356,000 increase in the discount versus the original calculation.  We then revised our analysis of the conversion feature of the Convertible Notes and determined that, due to the increased value attributable to the Note Warrants as a result of the revised volatility factor, a beneficial conversion feature existed in the amount of $308,000, which would have further discounted the Convertible Notes.  All such adjustments were made in the fourth quarter of 2007.  As a consequence of the Convertible Note default, the entire discount was accelerated in the fourth quarter of 2007, the remaining unamortized deferred financing costs were written off and we recognized additional interest expense of $739,000.  The Convertible Notes are reflected in the balance sheet at their par value as of September 30, 2007.

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

On April 4, 2007, our Common Stock was delisted from the NASDAQ Capital Market.  Pursuant to the terms of the Convertible Notes, failure to be listed on a major exchange constitutes an Event of Default.  On September 30, 2007, we entered into an Amendment and Waiver Agreement whereby each of the holders of the Convertible Notes, waived its right to accelerate payment of the Convertible Notes for the then existing events of default which occurred as a result of the Company's delisting from the Nasdaq Capital Market, as well as from a failure to timely effect a reverse stock split.

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

Required principal payments on long-term debt at September 30, 2007 are $1.658 million for the year ending September 30, 2008; $300 for fiscal 2009; and $0 for fiscal 2010.

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

We were entitled to redeem the remaining 166,435 shares at $1.80 per share, or $299,583, until December 27, 2006, or at $2.00 per share, or $332,870, on December 28, 2006.  On February 1, 2006, we issued 318,000 shares of Common Stock in exchange for the outstanding shares of the Preferred Stock, which had a carrying value of approximately $269,000 and a current redemption price of $299,583.  The transaction eliminated all of our obligations related to the Preferred Stock, including accrued dividends of approximately $61,000, which was relinquished by the holders as part of the transaction.  We recorded interest expense totaling approximately $31,000 upon redemption of the Preferred Stock in order to accrete the carrying value to the current redemption price of $299,583.  We reduced our current liabilities related to the Preferred Stock by $299,583, with a corresponding increase in stockholders' equity pursuant to the issuance of Common Stock in exchange for the elimination of the liability.  We recognized a gain on extinguishment of debt totaling approximately $61,000 related to the relinquishment of accrued dividends by the holder.

(6)	ConvertiblePreferred Stock

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

At September 30, 2007, after the conversion of 480,000 Convertible Preferred shares during fiscal year 2006 into Common Stock, we had 280,000 Convertible Preferred shares outstanding that are convertible into 220,472 of Common Stock on or before February 9, 2008.

(7)       Leases

We lease our facilities and certain equipment under non-cancelable lease agreements.  Certain of the equipment leases are classified as capital leases.  During fiscal 2006, we acquired equipment totaling approximately $11,000, which is included as a component of our equipment and leasehold improvements.  We sold certain equipment under leases totaling $11,000 in connection with the sale of our Wisconsin production facility and other unrelated miscellaneous transactions.  Accumulated depreciation relating to these assets was approximately $6,400 at September 30, 2007.  Amounts due under operating and capital leases at September 30, 2007 are as follows (in thousands):

Years ending September 30	Operating leases	Capital leases
2008	$47	$1
2009	49	—
2010	46	—
2011	47	—
2012	12	—
	$237	14
Less amount representing interest		(1)
Present value of minimum lease obligations		13
Less current maturities of lease obligations		—
		$13

Facility rent expense totaled $47,000 and $195,000 for the years ended September 30, 2007 and 2006, respectively.  On January 1, 2008, we entered into a sublease agreement whereby we subleased our corporate offices for a minimum period of six months at a rate equal to our liability.

(8)	Income Taxes

We have not recorded any income tax expense or benefit for fiscal years 2007 and 2006 due to our substantial operating losses and the valuation allowance applied against our deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Accrued liabilities, primarily due to accrued compensated absences for financial statement purposes	$50	$38
Equipment and leasehold improvements, primarily due to differences in depreciation	(8)	103
Bad debt and revenue earned in excess of billing allowances	—	40
NOL carryforward	12,691	9,906
Impairment of deductible goodwill	1,293	1,587
Intangible drilling costs	(457)	—
Accrued marketing incentives	—	6
Other, net	30	34
Valuation allowance	(13,599)	(11,714)
Net deferred tax assets	$—	$—

At September 30, 2007, we had net operating loss carryforwards of approximately $32.5 million that will expire through September 30, 2027.  We recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the uncertainty surrounding our ability to generate sufficient future taxable income to fully realize the deferred tax assets.  For the year ended September 30, 2007, the valuation allowance increased by approximately by $1,885,000.

(9)	Stockholders’ Equity and Stock Options

We may issue up to 2.5 million shares of preferred stock, no par value, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.  In February 2006, we issued 760,000 shares of Convertible Preferred, together with the related February Warrants and possible dividends paid in kind.  Terms of the issuance are more fully discussed in Note 6.  In May 2006, we issued 752,072 Class E Warrants to the holders of our Senior Notes.  In November 2006 we issued 2,564,029 Note Warrants to the holders of our Convertible Notes.  Terms of the issuances are more fully discussed in Notes 4 and 6.

We currently have five nonqualified stock option plans with 261,888 shares available for grant as of September 30, 2007. Two of the plans expired on September 30, 2003 and 2007; options outstanding under those plans will remain outstanding until exercised or cancelled, but no new options will be issued under those plans. The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date. Options vest at the end of the fiscal year of grant or equally over a one or two year period from the date of grant or at 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors. The options are exercisable in whole or in part for a period of up to ten years from the date of grant. The options may vest earlier under certain circumstances, such as a change in control.

Stock option activity for the plans and the option for the years ended September 30 are summarized as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price Per share
Balance, October 1, 2005	148	$3.84
Granted	480	1.01
Exercised	—	—
Canceled	(107)	3.05
Balance, September 30, 2006	521	$1.46

Granted	135	0.54
Exercised	—	—
Canceled	(236)	1.48
Balance, September 30, 2007	420	$1.15

At September 30, 2006 and 2007, approximately 483,000 and 356,000 options, respectively, were exercisable.

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at September 30, 2007 is as follows:
Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$0.00 – 0.75	205,000	$0.63	8.81	141,250	$0.66
0.76 – 1.50	140,000	1.30	8.48	140,000	1.30
1.51 – 2.25	20,000	2.11	6.93	20,000	2.11
2.26 – 3.00	55,000	2.38	7.41	55,000	2.38
$0.00 – 3.00	420,000	$1.15	8.43	356,250	$1.26

We granted 135,000 options during the twelve-month period ended September 30, 2007.  We granted 65,000 options to our CEO with an exercise price of $0.53, and 15,000 and 5,000 options to each of two newly appointed directors at exercise prices of $0.59 and $0.52, each of which was the fair market value on the date of grant.  Upon the resignation of one of these directors, 11,250 and 3,750 of these options, respectively, were forfeited.  We also granted 15,000 options to each of two executive officers at an exercise price of $0.53, which was the fair market value on the date of grant; these options were forfeited on May 15, 2007, as no options were vested when the executive officers’ employment was terminated.  The weighted average exercise price of options granted during the year ended September 30, 2007 was $0.54.

To compute compensation expense in fiscal 2007, we estimated the fair value of each option award on the date of grant using the Black-Scholes model.  The Black-Scholes model incorporates variable assumptions which include: the expected volatility, which is based on the historical volatility of our traded stock; the expected term calculated using the simplified method permitted by the SEC Staff

Accounting Bulletin No. 107; the expected dividend yield based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant corresponding to the expected term.  We have not historically declared a dividend on our Common Stock and do not anticipate that we will declare a dividend in the foreseeable future and therefore used a dividend yield of zero.  We used historical data to estimate option exercise and employee terminations within the valuation model.  The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:  volatility, 91.6%, risk-free interest rate, 4.5%, dividend yield, 0.0% and weighted-average expected life of the options, 3 years.

We have determined that shares of Common Stock for future exercises shall be from authorized but unissued shares of stock.

A summary of non-exercisable options at September 30, 2007, is shown below:

(10)	Employee Benefit Plan

We sponsor a qualified tax deferred savings plan in accordance with the provisions of section 401(k) of the Internal Revenue Code. Employees may defer up to 50% of their compensation, subject to certain limitations. We match 50% of employee contributions up to 4% of their compensation. We contributed approximately $5,000 and $15,000 to the plan in fiscal 2007 and 2006, respectively.

(11)	Concentrations of Credit Risk

Our GIS services have historically been subject to a concentration of credit risk. At September 30, 2007, our accounts receivable related to GIS services, which totaled approximately $21,500, was due from one customer.  During fiscal 2007, 57% of our GIS service revenue was earned from services rendered to that customer, Utility Pole Technologies (“UPT”), and 42% of our revenues were rendered to Worldwide Services, Inc, and Intergraph (“WWS”) pursuant to a contract that was completed in the first fiscal quarter of 2007.

Revenue from WWS and two others accounted for 70% (35%, 23%, and 12%) of our consolidated revenues for the year ended September 30, 2006.

(12)	Litigation and Other Contingencies

In August 2007 we received an alias summons notifying us that we have been named as an additional party to a suit filed in the State of Indiana in March 2006 by certain homeowners in the Sycamore Springs neighborhood of Indianapolis, Indiana (“Toomer Litigation”).  The summons names the developer of the Sycamore Springs neighborhood as well as other firms that may have rendered professional services during the development of the neighborhood.  The claimants allege that various Mid-States Engineering, entities that are alleged to be subsidiaries of MSE Corporation which we acquired in 1997, adversely affected the drainage system of the Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003.  Defense actions were provided by our insurance carrier, which agreed to settle the claim in December 2007 for an undisclosed amount.  During the fourth quarter of fiscal 2007, we recorded a $100,000 obligation payable to our insurer, which represents our deductible pursuant to the terms of our insurance coverages.

In November 2005, we received an alias summons notifying us that we have been named as a party to a similar suit filed by the Sycamore Springs Homeowners Association in the State of Indiana (“Sycamore Springs litigation”).  The summons names principally the same defendants as in the Toomer Litigation, and the claims arise from the same occurrence.  Defense actions are being provided by our professional liability insurance carrier.  We have not recorded any liability pursuant to this litigation as the claims from the two lawsuits arise from a single occurrence with one deductible applying to the matter.  Although the carrier has reserved its rights pursuant to the matter, we believe our defense is viable and may not result in any additional obligations.

In November 2007, we received a summons for a suit filed in the State of Indiana by the developers of the Sycamore Springs neighborhood.  The developers allege that Mid-States Engineering breached its contract to provide professional engineering design services in connection with the development of the

Sycamore Springs neighborhood.  All parties have agreed that no actions will be taken pursuant to this claim pending the outcome of the Sycamore Springs litigation.   We believe that their claim is without merit.  Additionally, should defense be necessary, the claims arise from a single occurrence with one deductible applying to the matter.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

(13)	Segment Information

We classify our business operations into two segments:  our GIS service business and our oil and gas activities.  Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment, net accounts receivable.  At September 30, 2006, segment assets also included revenue earned in excess of billings on long-term GIS contracts.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred taxes (in thousands).

	GIS Services	Energy Division	Non- Segment	Total
2007
Operations
Revenues	$398	$188	$—	$586
Loss from operations	(191)	(2,704)	(100)	(2,995)
Interest expense, net	—	—	(1,324)	(1,324)
Other	—	—	(215)	(215)
Net loss				$(4,534)
Assets
Segment assets	$29	$683	$—	$712
Non-segment assets	—	—	495	464
Consolidated assets				$1,176
Capital expenditures	$—	$952	$20	$972
Depreciation, depletion, and amortization	$15	$97	$5	$117

2006
Operations
Revenues	$4,313	$7	$—	$4,320
Loss from operations	(112)	(87)	—	(199)
Interest expense, net	—	—	(177)	(177)
Other	—	—	41	41
Net loss				$(335)
Assets
Segment assets	$1,431	$2,022	$—	$3,453
Non-segment assets	—	—	1,584	1,584
Consolidated assets				$5,037
Capital expenditures	$—	$2,022	$—	$2,022
Depreciation, depletion, and amortization	$53	$—	$10	$63

(14)	Impact of Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and its adoption did not have a material impact on our consolidated financial statements.

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

(15)	Subsequent Events

On November 20, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axion International, Inc., a Delaware corporation (“Axion”).  Pursuant to the Merger Agreement, our newly formed and direct wholly-owned subsidiary, Axion Acquisition Corp. a Delaware corporation (“Merger Sub”), will merge with and into Axion, with Axion continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company.  As consideration for the transaction, shareholders of Axion will receive 36,762,552 shares of our Common Stock, constituting approximately 90% of our issued and outstanding capital.  The Company, Merger Sub and Axion have each made customary representations, warranties and covenants in the Merger Agreement, and the transaction is subject to customary closing conditions.

Axion is the exclusive licensee of advanced technology regarding plastic composition, which technology is the subject of U.S. patents and patent applications owned by Rutgers, the State University of New Jersey.  Axion has not yet manufactured or distributed products.  To date, its operations consist of raising capital and preparing for its first commercial product sale.  There is no guarantee that it will be able to sale product or generate revenues. As such, regardless of whether the merger closes, we will have to obtain additional funds.  We can provide no assurance that we will be able to obtain such funds or, if we are able to obtain funds, that the terms will be acceptable to us.

While we expected the merger with Axion to have closed by December 31, 2007, as of the date of this filing, both parties continue to work toward closing.  However, there can be no assurance that a closing will occur in a timely manner or at all.

We were unable to repay the principal of the Convertible Notes upon maturity on November 24, 2007.  On December 31, 2007, we entered into an Agreement which extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008, and, whereby each of the holders of the Convertible Notes waived a default that occurred when we failed to repay the principal pursuant to the terms of the Convertible Notes.  In consideration of the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  If the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may issue up to 16,430,500 shares of our Common Stock.  As additional consideration, the exercise price of Note Warrants to purchase up to 2,374,101 shares of our Common Stock was reduced from $0.695 to $0.10. Accordingly, the maximum potential proceeds from the exercise of these Note Warrants has been reduced to $237,410 from approximately $1.4 million. We also agreed to release each holder from any and all claims it might have against each holder as of December 31, 2007.

(16)	Supplemental Oil and Gas Information

We own one producing natural gas well in Washita County, Oklahoma, known as the Adrienne 1-9.  Proved gas reserve quantities are based on estimates prepared by Pinnacle Energy Services, LLC, (“Pinnacle”) in accordance with guidelines established by the SEC.

We had no proved reserves prior to October 1, 2006.  In March 2006, we acquired a well in Pawnee County known as the Welker 1-7, which has produced a limited number of barrels of oil per day.  There are no proved reserves related to the Welker 1-7, which is being completed to its original target zones, which are coal bed methane sands.  All oil and gas revenues earned in fiscal 2006, which totaled $7,000, were derived from the Welker 1-7.

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production. The following reserve data related to the properties represents estimates only and should not be construed as being exact. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the performance of the reservoirs, as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. The evolution of technology may also result in the application of improved recovery techniques, such as supplemental or enhanced recovery projects, which have the potential to increase reserves beyond those currently envisioned.

Estimates of proved reserves are derived from quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing operating and economic conditions and rely upon a production plan and strategy.

Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities (“SFAS No. 69”), requires calculation of future net cash flows using a 10% annual discount factor and year-end prices, costs and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates. The average price used was $5.70 per Mcf of gas.

Gas (MMcf)
Total Proved Reserves
Balance, October 1, 2006	—
Extensions, discoveries and other additions	189.153
Production	(30.247)
Balance, September 30, 2007	158.296

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to our oil and gas producing activities and the related accumulated depletion as of September 30, 2007 and 2006:

	2007	2006
Proved properties	$1,960	$—
Unproved properties	747	2,019
Sales of properties	(270)	—
Total capitalized costs	2,707	2,019
Less impairment allowance	(2005)	—
Less accumulated depletion	(97)	—
Net capitalized costs	$605	$2,019

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended September 30, 2007 and 2006:

	2007	2006
Property acquisition costs
Proved	$—	$—
Unproved	4	773
Exploration costs	—	—
Development costs	946	1246
Asset retirement obligations	6	—
Total costs incurred	$956	$2,019

The following disclosures concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with SFAS No. 69. As prescribed by FAS 69, the amounts shown are based on prices and costs at the end of each period and a 10 percent annual discount factor.

Future cash flows are computed by applying fiscal year-end prices of natural gas to year-end quantities of proved natural gas reserves.  Future operating expenses and development costs are computed primarily by Pinnacle by estimating the expenditures to be incurred in developing and producing our proved natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income taxes are computed based on currently enacted statutory rates, adjusted for tax deductions and credits available under current laws that relate to oil and gas producing activities.

The standardized measure of discounted future net cash flows is not intended to represent the replacement costs or fair value of our natural gas properties.  An estimate of fair value would take into account, among other things, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates of natural gas and oil producing operation.

Standardized Measure of Discounted Future Net Cash Flow

2007
Future cash in flows at September 30	$917
Future costs-
Production and development costs	(207)
Income taxes	—
Future net cash flows	710
10% discount for estimated timing of cash flows	(155)
Total costs incurred	$555

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

Based on her evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level.  While conducting the audit of the financial statements as of and for the period ended September 30, 2007, our independent auditors found significant audit adjustments that indicated a material weakness in our controls over financial reporting.  It is our plan to devote more resources to this function.

(b)  Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Accounting Officer resigned effective November 30, 2006.  His departure was part of our plan to streamline the management team in accordance with our reduced operational requirements.  Our Chief Executive Officer will continue to perform the role of Chief Financial Officer, supported by other accounting personnel.

Item 8B.  Other Information
None.

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

The primary purposes of the Audit Committee, which met four times in fiscal 2007, are to recommend the appointment of our independent accountants; review the scope and results of the audit plans of the independent accountants; oversee the scope and adequacy of our internal accounting control and record-keeping systems; review non-audit services to be performed by the independent accountants; and determine the appropriateness of fees for audit and non-audit services performed by the independent accountants.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during fiscal 2007 all such filing requirements were met.

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

Item 10.  Executive Compensation

Executive Officers

The following table sets forth a summary of certain information regarding the compensation of our Chief Executive Officer (the “Named Executive Officers”).  There were no other executive officers as of September 30, 2007.

		Annual Compensation			Long Term Compensation Awards
Name and Title		Salary	Bonus	Other Annual Compensation(1)	Stock Options(2)	All Other Compensation(3)
	Year	$	$	$	(#)	$
Lori A. Jones	2007	175,000	50,000	—	65,000	3,328
President and	2006	175,000	—	—	100,000	3,231
Chief Executive Officer	2005	175,000	60,000	—	40,000	2,054

(1)	Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns in any of the fiscal years reported, except as indicated.
(2)
Long term compensation consists only of stock options. There were no grants of restricted stock or payments from other long-term incentive plans, therefore columns for “Restricted Stock Awards” and “LTIP Payouts” are omitted.

(3)	Other compensation includes employer’s matching contributions to the 401(k) Incentive Savings Plan.

Options/SAR Grants in Last Fiscal Year

The following table sets forth certain information with respect to grants we made of stock options to our Named Executive Officer during fiscal 2007.  No stock appreciation rights (“SARs”) were granted to the Named Executive Officer during fiscal 2007.

Name	Number of Securities Underlying Options Granted	Percent of Total Options to Employees In Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value(2) at Assumed Annual Rates of Stock Appreciation for Option Term
					5% ($)	10% ($)
Lori A. Jones	65,000	68.0%	0.53	01/03/17	21,665	63,840

(1)
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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table provides certain information regarding the number and value of unexercised stock options at September 30, 2007.  As of that date, no SARs were outstanding.

	Shares acquired		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value ($) of Unexercised In-the- Money Options at Fiscal Year End
Name	on exercise (#)	Value ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Lori A. Jones	—	—	166,250	48,750	—	—

(1)
The value of the unexercised in-the-money options is calculated using the closing bid price of our Common Stock on September 28, 2007, at $0.10 per share. Amounts reflected are based on the assumed value minus the exercise price and do not indicate actual sales or proceeds.

Compensation of Directors

Each of our non-employee directors is entitled to receive quarterly cash compensation of $5,000 for attendance at each Board of Directors meeting and each committee meeting.  Committee chairmen and the Chairman of the Board are entitled to receive additional quarterly cash compensation of $1,250 for service as chairman.  However, no cash was paid to directors for fees earned during fiscal 2007.  Directors who are also our employees do not receive any additional compensation for their service on the Board..  In fiscal 2007, Mr. Cohn and a former director were granted options to purchase 15,000 and 5,000 shares of Common Stock at exercise prices of $0.59 and $0.52 pursuant to their election to the Board.  These options vested at the rate of 25% on each six month anniversary of the date of grant.  Options issued to the former director expired or were forfeited.

At September 30, 2007, accrued board fees totaled approximately $109,000.  We anticipate that we will issue 150,000 shares of our Common Stock in full settlement of all outstanding fees due to our directors upon the closing of the contemplated transaction of the Axion transaction.

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

Chief Financial Officer

Ms. Jones served as Chief Financial Officer from January 2003 until her appointment as Chief Executive Officer in December 2004.  Pursuant to her employment agreement, amended in August 2004, her base salary was $175,000 per annum.  The employment agreement provided for a $60,000 bonus payment upon the achievement of agreed-upon performance objectives for fiscal 2004.  The bonus payment was paid in January 2005.

The position of Chief Financial Officer remains open as of January 3, 2008.

Executive Vice President

Louis Dorfman, Jr. was appointed Executive Vice President of ASI Energy on September 29, 2006.  Pursuant to a Letter Agreement, Mr. Dorfman will be paid a base salary equal to $135,000 per annum and will be eligible to participate in incentive reward programs, which include a 1% overriding royalty interest that is proportionately reduced to our net interest in all oil and gas deals. We issued options to Mr. Dorfman for the purchase of 50,000 shares of our Common Stock at an exercise price of $.69 per share, which was the closing bid price on the date of his employment.  Mr. Dorfman’s employment was terminated on May 15, 2007.  We are not obligated to make severance payments to Mr. Dorfman, and accordingly, no payments were made.

Senior Vice President

Donald L. Fryhover was appointed Senior Vice President of ASI Energy on April 24, 2006.  Mr. Fryhover’s base salary is $135,000 per annum, and he is eligible to participate in an incentive reward program, which includes a 1% overriding royalty interest that is proportionately reduced to our net interest in all oil and gas deals.  On his employment date, he was granted stock options for the purchase of up to 30,000 shares of our Common Stock at an exercise price of $1.31 per share, the fair market value on April 24, 2006.  In the event of a termination resulting from a change in control, Mr. Fryhover will continue to receive his base salary for a period of six months.  Mr. Fryhover’s employment was terminated on May 15, 2007.  We are not obligated to make severance payments to Mr. Fryhover, and accordingly, no payments were made.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the shares of our Common Stock (the only outstanding class of voting securities) owned of record and beneficially as of January 3, 2008, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) all directors and executive officers as a group: (Except as otherwise noted in the table, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable, and the address of each shareholder is c/o Analytical Surveys, Inc., 4040 Broadway, Suite 103 San Antonio, Texas 78209).
	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Longview Fund, LLP(2)*	564,054	12.27%
Alpha Capital, AG(3)	554,404	12.69%
DKR Soundshore Oasis Holding Fund Ltd.(4) (5)	6,221,867	61.60%
Harborview Master Fund L.P.(6) (7)	6,291,367	61.86%
Monarch Capital Fund Ltd.(6) (8)	6,291,367	61.86%
Edward P. Gistaro (9)*	55,000	1.40%
Hank Cohn (10)*	5,725	0.15%
Lori A. Jones (11) *	190,340	4.69%
Thomas P. Roddy (9)*	55,000	1.40%
Rad Weaver (9)*	55,000	1.40%

All directors and executive officers as a group (5 persons) (12)	361,065	8.53%

*	Director
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

(3)
Includes 12,056 shares held directly, 157,480 shares of Common Stock issuable upon conversion of 200,000 shares of Convertible Preferred, 98,425 shares of Common Stock issuable upon the exercise of Class A Warrants, 98,425 shares issuable upon the exercise of Class B Warrants, and 188,018 shares of Common Stock issuable upon exercise of Class E Warrants. Mr. Konrad Ackerman holds voting and dispositive powers for Alpha Capital AG.

(4)	Represents 791,367 shares issuable upon conversion of senior secured convertible notes and 5,430,500 shares issuable upon the exercise of Note Warrants.
(5)
The investment manager of DKR Soundshore Oasis Holding Fund Ltd. (“DKR”) is DKR Oasis Management Company LP. DKR Oasis Management Company LP has the authority to do any and all acts on behalf of DKR Soundshore Oasis Holding Fund Ltd., including voting any shares held by DKR Soundshore Oasis Holding Fund Ltd. Mr. Seth Fischer is the managing partner of Oasis Management Holdings LLC, one of the general partners of DKR Oasis Management Company LP. Mr. Seth Fischer has sole voting and investment control over the securities held by DKR Soundshore Oasis Holding Fund Ltd. and has ultimate responsibility for trading with respect to DKR Soundshore Oasis Holding Fund Ltd. Mr. Fischer disclaims beneficial ownership of the shares

(6)	Represents 791,367 shares issuable upon conversion of senior secured convertible notes and 5,500,000 shares issuable upon the exercise of Note Warrants.
(7)
Harborview Master Fund L.P. (“Harborview”) is a master fund in a master-feeder structure whose general partner is Harborview Advisors LLC. Richard Rosenblum and David Stefansky are the managers of Harborview Advisors LLC and have voting and investment control over the shares held by Harborview Master Fund L.P. and ultimate responsibility for trading with respect to Harborview Master Fund L.P. Messrs. Rosenblum and Stefansky disclaim beneficial ownership of the shares.

(8)
Monarch Capital Fund Ltd. (“Monarch”) is a British Virgin Islands Investment Fund managed by Beacon Fund Advisors Ltd. (“Manager”) and advised by Monarch Managers Ltd. (“Advisor”). David Sims and Joseph Frunck, the principals, respectively, of Manager and Advisor, have voting and investment control with regard to Monarch. Neither Mr. Sims nor Mr. Frunck have any beneficial interest in the shares.

(9)	Includes 55,000 shares of Common Stock underlying options that are exercisable within 60 days of January 3, 2008.
(10)	Includes 5,725 shares of Common Stock underlying options that are exercisable within 60 days of January 3, 2008.
(11)	Includes 182,500 shares of Common Stock underlying options that are exercisable within 60 days of January 3, 2008
(12)	Includes 353,225 shares of Common Stock underlying options that are exercisable within 60 days of January 3, 2008.

Equity Compensation Plan Information

The following table gives information about equity awards under our equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	415,000	$1.16	183,388
Equity compensation plans not approved by security holders	5,000	$0.72	80,000
Total	420,000	$1.15	263,388

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

None.

Item 13.  Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.
2.0	Plan of acquisition, regarding organization, arrangement, liquidation, or succession
2.1
Agreement and Plan of Merger by and among Analytical Surveys, Inc., Axion Acquisition Corp, and Axion International, Inc. dated as of November 20, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 21, 2007).

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
4.9
Common Stock Purchase Warrant dated November 24, 2006, issued to Harborview Master Fund LP (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 30, 2006).

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

4.12
Amendment and Waiver Agreement entered into as of September 30, 2007, among the Company and the Purchasers of the 13% Secured Convertible Debenture due November 24, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 3, 2007).

4.13
Amendment and Waiver Agreement entered into as of December 31, 2007, among the Company and the Purchasers of the 13% Secured Convertible Debenture due November 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2008).

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

22.1	Subsidiaries of the Company
23.1	*Consent of Malone & Bailey, P.C.
23.2	*Consent of Pannell Kerr Forster of Texas, P.C.
24.1	Power of Attorney (included on signature page)
31.1	*Section 302 Certification of Chief Executive Officer
31.2	*Section 302 Certification of Principal Financial Officer
32.1	*Section 906 Certification of Chief Executive Officer
32.2	*Section 906 Certification of Principal Financial Officer
        *Filed herein
(1) indicates management contract of compensatory plan or arrangement

Item 14. Principal Accountant Fees and Services.

(a)	Audit Fees.

As of January 3, 2008, audit fees billed by Malone & Bailey, PC, for the audit of our annual financial statements for the fiscal year ended September 30, 2007, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission (“SEC”) for the quarter ended June 30, 2007, totaled $19,000.

Audit fees billed by Pannell Kerr Forster of Texas, P.C. for the audit of our annual financial statements for the fiscal year ended September 30, 2006, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB filed with the SEC for that year totaled $139,165.  Audit fees billed for the review of the financial statements included in our Quarterly Reports on Form 10-QSB filed with the SEC for the quarters ending December 31, 2006, and March 31, 2007, totaled approximately $32,000.

(b)	Audit-Related Fees.

The aggregate fees billed for professional services rendered by Malone & Bailey, PC for assurance and related services for the fiscal year ended September 30, 2007, were approximately $5,000.  Audit-related fees were related to various research matters and review of a proposed transaction.

The aggregate fees billed for professional services rendered by Pannell Kerr Forster of Texas, P.C., for assurance and related services in each of the fiscal years ended September 30, 2007 and September 30, 2006, were approximately $7,500 and $29,000, respectively.  Audit-Related Fees in both fiscal 2007 and fiscal 2006 were related to multiple Registration Statements on Form S-3 filed with the SEC, and various research matters, as well as the change in auditing firms in fiscal 2007.

(c)	Tax Fees.

The aggregate fees billed for professional services rendered by Pannell Kerr Forster of Texas, P.C. for tax compliance, tax advice, and tax planning in each of the fiscal years ended September 30, 2007 and September 30, 2006, were $0 and $30,000, respectively.  Tax fees in fiscal 2006 were incurred for preparation of our federal and state income tax returns as well as for a review of Internal Revenue Code Section 382 rules related to a proposed transaction.

(d)	All Other Fees.

There were no other fees billed in either of the fiscal years ended September 30, 2007 or September 30, 2006 for services rendered by Malone & Bailey, PC, or Pannell Kerr Forster of Texas, P.C. or not reportable as Audit Fees, Audit-Related Fees or Tax Fees.

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
Date: January 14, 2008

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

Name	Title	Date
/s/ Lori A. Jones Lori A. Jones	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer) and Director	January 14, 2008
/s/ R. Thomas Roddy R. Thomas Roddy	Chairman of the Board of Directors	January 14, 2008
/s/ Hank Cohn Hank Cohn	Director	January 14, 2008
/s/ Edward P. Gistaro Edward P. Gistaro	Director	January 14, 2008
/s/ Rad Weaver Rad Weaver	Director	January 14, 2008