Form 10QSB
period 2007-12-31
ANALYTICAL SURVEYS INC
filed 2008-02-08
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

The number of shares of common stock outstanding as of February 4, 2008, was 3,789,256.

Part I
Financial Information

Item 1. Financial Statements
ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

Assets	December 31, 2007	September 30, 2007
Current assets:
Cash and cash equivalents	$154	$426
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31 and September 30, 2007, respectively	98	100
Prepaid expenses and other	30	19
Total current assets	282	545
Oil and natural gas properties and equipment; full cost method of accounting
Proved properties	680	677
Unproved properties	25	25
Less accumulated depletion	(150)	(97)
Net oil and natural gas properties and equipment	555	605
Equipment and leasehold improvements, at cost:
Equipment	31	198
Furniture and fixtures	—	36
Leasehold improvements	—	8
	31	242
Less accumulated depreciation and amortization	(21)	(216)
Net equipment and leasehold improvements	10	26
Total assets	$847	$1,176
Liabilities and Stockholders’ Deficit
Current liabilities:
Senior secured convertible note, net of discount	$1,074	$1,643
Current portion of capital lease obligations	9	13
Accounts payable	48	216
Accrued liabilities	137	152
Due to insurer	100	100
Accrued compensation – board of directors	133	109
Accrued payroll and related benefits	21	35
Total current liabilities	1,522	2,268

Asset retirement obligations	6	6
Total long-term liabilities	6	6
Total liabilities	1,528	2,274
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, no par value; authorized 2,500 shares; 280 issued and outstanding at December 31 and September 30, 2007	261	261
Common stock, no par value; authorized 100,000 shares; 3,779 shares issued and outstanding at December 31 and September 30, 2007	37,875	37,261
Accumulated deficit	(38,817)	(38,620)
Total stockholders’ deficit	(681)	(1,098)
Total liabilities and stockholders’ deficit	$847	$1,176

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31
	2007	2006

Revenues
GIS services	$52	$240
Oil and gas	91	3
Total revenues	143	243

Costs and expenses:
Salaries, wages and benefits	78	221
Lease operating expenses	16	—
Other general and administrative	77	186
Depreciation, depletion and amortization	57	5
Total operating costs and expenses	228	412
Loss from operations	(85)	(169)
Other income (expense):
Interest expense, net	(95)	(99)
Loss on sale of assets	(11)	(28)
Other income (expense), net	—	(36)
Total other expense, net	(106)	(163)
Loss before income taxes	(191)	(332)
Provision for income taxes	—	—
Net loss	(191)	(332)
Dividends on preferred stock	(5)	(5
Net loss available to common stockholders	$(196)	$(337)

Basic and diluted net loss per common share	$(0.05)	$(0.09)
Preferred stock dividends	—	—
Basic and diluted net loss per common share available to common shareholders	$(0.05)	$(0.09)

Weighted average common shares:
Basic and diluted	3,779	3,779

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(191)	$(332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	57	5
Stock-based compensation	3	2
Interest expense related to modification of warrants	42	65
Amortization of deferred loan costs	—	149
Loss on sale of assets	11	28
Changes in operating assets and liabilities:
Accounts receivable	2	1,175
Revenue earned in excess of billings, net	—	49
Prepaid expenses and other	(11)	38
Billings in excess of revenue earned	—	(99)
Accounts payable and accrued liabilities	(188)	(98)
Accrued payroll and related benefits	10	(36)
Net cash provided by (used in) operating activities	(265)	946
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	—	(8)
Investment in oil and gas properties	(3)	(300)
Investment in nonrefundable purchase option	—	(150)
Cash proceeds from sale of assets	—	7
Net cash used in investing activities	(3)	(451)
Cash flows from financing activities:
Principal payments on capital lease obligations	(4)	(4)
Dividends paid on preferred stock	—	(5)
Principal payment on convertible note	—	(2,000)
Issuance of convertible note, net of expenses	—	1,466
Fees associated with registration of warrants	—	(25)
Net cash used in financing activities	(4)	(568)
Net decrease in cash	(272)	(73)
Cash and cash equivalents at beginning of period	426	1,357
Cash and cash equivalents at end of period	$154	$1,284
Supplemental disclosures of cash flow information:
Cash paid for interest	$37	$18
Non-cash financing activities:
Accrual of dividends on preferred stock	$5	$5
Beneficial conversion of amended convertible notes	$570	$—

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

(1)    Description of Business.

Founded in 1981, we have historically served as a provider of data conversion and digital mapping services to users of customized geographic information systems. However, we experienced a steady decrease in the demand for our services over the past five years; our backlog decreased substantially in each of the past five years; and we have been unsuccessful in winning new business at acceptable margins. In fiscal 2006, we acted upon our belief that we would not be able to sustain the operations of our historical business. We transitioned our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. onshore oil and natural gas reserves.

The accompanying interim consolidated financial statements have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with the accounting policies described in our Annual Report on Form 10-KSB for the year ended September 30, 2007, and  reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended September 30, 2007. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  All amounts contained herein are presented in thousands unless indicated.

The preparation of these financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)    Going Concern and Potential Merger

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2007, and continuing into fiscal 2008, we have experienced significant operating losses with corresponding reductions in working capital and stockholders’ equity. We do not currently have any external financing in place to support operating cash flow requirements.  Our investments in oil and natural gas properties do not generate sufficient cash flow to meet our operating expenses or debt obligation.  We were unable to repay the principal of our senior secured convertible notes (“Convertible Notes”) upon their maturity on November 24, 2007.  On December 31, 2007, we entered into an Amendment and Waiver Agreement ("Agreement") which extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008, and, whereby each of the holders of the Convertible Notes waived a default that occurred when we failed to repay the principal amount when due.  In connection with the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  If the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may issue up to 16,430,500 shares of our Common Stock.  Additionally, the exercise price of warrants to purchase up to 2,374,101 shares of our Common Stock that were issued pursuant to the Convertible Notes (“Note Warrants”) was reduced from $0.57 to $0.10.  As of the date of this filing, approximately $1,673,000 of principal and interest remains outstanding under the Convertible Notes.  If the holders of the Convertible Notes demand payment on March 31, 2008, we do not believe we will have sufficient resources to repay our obligation and we will be forced to liquidate our assets.  If we default on our obligation to repay the Convertible Notes on March 31, 2008, the holders may seize our assets at any time.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, we transitioned our principal business from a provider of GIS services and devoted the cash generated from the completion of our GIS service contracts to investments in oil and gas assets.  We were able to reduce the losses that we had previously experienced in rendering GIS services, but our investments in oil and gas have resulted in additional losses.  We incurred a loss of $4.5 million in fiscal 2007, which included a $2 million impairment of oil and gas properties and $1.3 million of interest expense associated with funding our investments in oil and gas properties.  Effective May 15, 2007, we reduced our executive management from three persons to one person, eliminating two executive positions devoted to oil and gas pursuits.  Since that time, our chief executive officer and acting chief financial officer, Lori Jones, has devoted her efforts to expanding our business operations through an acquisition or merger transaction with another oil and gas enterprise or any other enterprise that we believe would provide potential shareholder value.

On November 20, 2007, we announced that we had entered into a merger agreement with Axion International, Inc. (“Axion).  Pursuant to the Merger Agreement, our newly formed and direct wholly-owned subsidiary, Axion Acquisition Corp. a Delaware corporation (“Merger Sub”), will merge with and into Axion, with Axion continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company. As consideration for the transaction, shareholders of Axion will receive 36,762,552 shares of our Common Stock, constituting approximately 90% of our issued and outstanding capital. Axion is the exclusive licensee of advanced technology regarding plastic composition, which technology is the subject of U.S. patents and patent applications owned by Rutgers, the State University of New Jersey. Axion has not yet manufactured or distributed products. To date, its operations consist of raising capital and preparing for its first commercial product sale. There is no guarantee that it will be able to sell product or generate revenues. As such, regardless of whether the merger closes, we will have to obtain additional funds. We can provide no assurance that we will be able to obtain such funds or, if we are able to obtain funds, that the terms will be acceptable to us. As of the date of this filing, the merger, which was expected to close by December 31, 2007, has not been completed.  While all parties continue to work diligently to consummate the merger, there can be no assurance that it will occur in an acceptable time frame or at all. If consummated, the merger will result in a new change in business strategy, and there is no assurance that the new strategy will be successful.  If we do not close the merger agreement with Axion, we will seek an alternate transaction, or we may be forced to liquidate our assets in order to repay the Convertible Notes due on March 31, 2008.

The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

(3)    Summary of Significant Accounting Policies

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

(4)    Impact of Accounting Pronouncements

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

(5)    Oil and Natural Gas Properties and Equipment

As of December 31, 2007, we own non-operating working interests in three properties in Oklahoma.  Our 10.0% working interest (7.35% net revenue interest) in a relatively deep Anadarko Basin natural gas well known as the Adrienne 1-9, located in Washita County, Oklahoma, is our largest and most significant investment to date.  As of December 30, 2007, our gross investment in this well totaled $1.96 million, which includes our proportionate share of intangible costs of drilling and completing the well.  The Adrienne 1-9 is operated by Range Resources Corporation.

We own a 20.0% working interest (16.7% net revenue interest) in a well designated as the Welker 1-7, located in Pawnee County, Oklahoma.  Our gross capital investment to date in this property totals $300,000.  We entered into an operating agreement with the seller and owner of the remaining 80% working interest. The well was completed in March 2006 and has produced small amounts of oil from the Prue formation.  In April 2007, the operator initiated completion to the coal bed zones by perforating and fracturing the Iron Post and Dawson formations.  The de-watering process typical to coal bed zones requires four to six months or longer before reaching the full potential gas production from the well.  As of the date of this report, the well has not produced a sufficient level of gas to facilitate commercial sale.  If a sufficient level is not achieved in fiscal 2008, we plan to divest or abandon our ownership of the interest.

We own a 25% working interest in three wells designated as Shields No. 1, 2, and 3, located in Pawnee County, Oklahoma, plus a 100% interest in certain fixtures and equipment used in connection with the operation of the wells. One well has been permitted as a water disposal well.  The operator plans to re-enter one of the other wells and deepen to a proven structure.  If successful, the third well will also be re-entered and deepened.  Our gross investment in these wells included $150,000 cash and 129,032 shares of Common Stock having a fair market value (equal to the closing bid on March 14, 2006) of $1.55 per share, or $200,000. In July 2006, to eliminate additional investment in these wells, we exchanged one-half of our working interest in return for a carry of all costs associated with drilling and recompletion activities associated with our remaining working interest in the three wells.  We do not plan to invest additional capital in this property.  This property is currently classified as unproven.

We follow the full cost method of accounting for oil and gas properties.  Based upon the full cost ceiling test required by this method of accounting, we recorded an impairment of oil and gas properties of $2,005,000 for the year ended September 30, 2007.  Our ceiling test for the quarter ended December 31, 2007, did not result in any additional impairment.

Depletion of producing oil and gas properties totaled $52,000 and $158 for the three months ended December 31, 2007, and 2006, respectively.

(6)    Debt

The components of debt are summarized as follows.

Long-Term Debt	December 31, 2007	September 30, 2007
Other debt and capital lease obligations	$9	$13
Senior secured convertible notes, net of discount of $569 and $0, respectively	1,074	1,643
	1,083	1,656
Less current portion	(1,083)	(1,656)
	$—	$—

On November 24, 2006, pursuant to a Securities Purchase Agreement as of the same date, we issued to three investors, three one-year 13% senior secured Convertible Notes totaling $1.65 million that were originally convertible into 2,374,101 shares of our Common Stock.  Net proceeds received after financing costs totaled approximately $1.456 million.

We were unable to repay the remaining principal of the Convertible Notes of $1.643 million upon maturity on November 24, 2007.  On December 31, 2007, we entered into an Agreement which extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008, and whereby each of the holders of the Convertible Notes waived a default that occurred when we failed to repay the principal amount when due (“Amended Convertible Notes”).  In connection with the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  Under the revised conversion price, if the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may issue up to 16,430,500 shares of our Common Stock.  Additionally, we also reduced the exercise price of the Note Warrants that were originally issued pursuant to the Convertible Notes and that entitled holders to purchase up to 2,374,101 shares of our Common Stock from $0.57 to $0.10. Accordingly, the maximum potential proceeds from the exercise of these Note Warrants has been reduced to $237,410 from approximately $1.4 million.  The Note Warrants are exercisable any time before November 24, 2011.  Upon maturity of the Amended Convertible Notes at March 31, 2008, any unconverted outstanding principal and interest is due and payable in cash.  As of the date of this filing, approximately $1,673,000 of principal and interest remains outstanding under the Amended Convertible Notes.

The fair value of the Amended Convertible Notes was approximately equal to the value of the original Convertible Notes, and therefore, no gain or loss was recognized pursuant to the debt modification, which was treated as an extinguishment of debt in accordance with EITF 96-19, “Debtor’s Accounting for the Modification or Exchange of Debt Instruments.”  We also evaluated the application of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the revised conversion option of the Amended Convertible Notes was a beneficial conversion feature with intrinsic value.  We recorded the fair value of the beneficial conversion feature of the Amended Convertible Notes, which we estimate to be $569,000, as a discount to par value to be amortized over the three-month term of the Amended Convertible Notes.  We also recorded $42,000 of interest expense that represented the increase in the fair value of the Note Warrants resulting from the modification of the exercise price.   After giving effect to the value of the Note Warrants and the beneficial conversion feature, the effective rate of interest on the amended Convertible Notes is 162%.

Required principal payments on long-term debt at December 31, 2007 are $1.658 million for the year ending September 30, 2008; $300 for fiscal 2009; and $0 for fiscal 2010.

(7)    Convertible Preferred Stock

At December 31, 2007, we had outstanding 280,000 shares of Series A Convertible Preferred Stock which are convertible into 220,472 shares of Common Stock on or before February 9, 2008.

(8)    Segment Information

We classify our business operations into two segments:  our GIS service business and our oil and gas activities.  Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and net accounts receivable.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure.  Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and deferred financing costs (in thousands).

	GIS Services	Energy Division	Non- Segment	Total
Quarter ending December 31, 2007
Operations
Revenues	$52	$91	$—	$143
Loss from operations	(7)	(78)	—	(85)
Interest expense, net	—	—	(95)	(95)
Other	—	—	(11)	(11)
Net loss				$(191)
Assets
Segment assets	$22	$631	$—	$653
Non-segment assets	—	—	197	197
Consolidated assets				$847
Capital expenditures	$—	$3	$—	$3
Depreciation, depletion, and amortization	$3	$57	$2	$57
	GIS Services	Energy Division	Non- Segment	Total
Quarter ending December 31, 2006
Operations
Revenues	$240	$3	$—	$243
Loss from operations	(19)	(150)	—	(169)
Interest expense, net	—	—	(99)	(99)
Other	—	—	(64)	(64)
Net loss				$(332)
Assets
Segment assets	$151	$2,319	$—	$2,470
Non-segment assets	—	—	1,685	1,685
Consolidated assets				$4,155
Capital expenditures	$—	$300	$8	$308
Depreciation, depletion, and amortization	$4	$—	$1	$5

(9)    Litigation and Other Contingencies

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

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations

Item 2. Management’s Discussion And Analysis Or Plan Of Operations

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

Overview

Founded in 1981, we have historically served as a provider of data conversion and digital mapping services to users of customized geographic information systems. However, we experienced a steady decrease in the demand for our services over the past five years; our backlog decreased substantially in each of the past five years; and we have been unsuccessful in winning new business at acceptable margins. In fiscal 2006, we acted upon our belief that we would not be able to sustain the operations of our historical business. We transitioned our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. onshore oil and natural gas reserves.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2007, and continuing into fiscal 2008, we have experienced significant operating losses with corresponding reductions in working capital and stockholders’ equity. We do not currently have any external financing in place to support operating cash flow requirements. We were unable to repay the principal of the Convertible Notes upon maturity on November 24, 2007.  On December 31, 2007, we entered into an Amendment which, among other things, extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008. If the holders of the Convertible Notes demand payment on March 31, 2008, we do not believe we will have sufficient resources to repay our obligation and we will be forced to liquidate our assets to pay our obligations.  If we default on our obligation to repay the Convertible Notes on March 31, 2008, the holders may seize our assets at any time.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

To address the going concern issue, we transitioned our principal business from a provider of GIS services and devoted the cash generated from the completion of our GIS service contracts to transition our principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. onshore oil and natural gas reserves.  We were able to reduce the losses that we had previously experienced in rendering GIS services, but our investments in oil and gas have resulted in additional losses.  We incurred a loss of $4.5 million in fiscal 2007, which included a $2 million impairment of oil and gas properties and $1.3 million of interest expense associated with funding our investments in oil and gas properties.  We began taking extreme steps to conserve our cash resources in May 2007, when we reduced our executive management from three persons to one person, eliminating two executive positions devoted to oil and gas pursuits.  We also sold two of our oil and gas investments which would have required additional investment.  Since that time, our chief executive officer and acting chief financial officer, Lori Jones, has devoted her efforts to expanding our business operations through an acquisition or merger transaction with another oil and gas enterprise or any other enterprise that we believe would provide shareholder value.

Our investments in oil and natural gas properties do not generate sufficient cash flow to meet our operating expenses or debt obligation.  The business of oil and gas investment is capital intensive, and we have been dependent on outside sources to finance future growth and acquisitions.  We raised capital through the issuances preferred stock and convertible debt in fiscal 2006 and 2007, but we have not been able to raise funds sufficient to build a portfolio of investments that generate cash flow sufficient to meet our operating expenses and capital requirements.  Our efforts to secure additional funds have been unsuccessful, which has severely limited our ability to engage in additional oil and gas activities.

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

We have issued equity and convertible debt instruments to finance several investments in oil and gas interests. In February 2006, we issued 760,000 shares of Series A Convertible Preferred Stock (convertible into 598,425 shares of our Common Stock) (the “Convertible Preferred”), accompanied by Class A Warrants (exercisable into 381,890 shares of our Common Stock at $1.34 per share) and Class B Warrants (exercisable into 381,890 shares of our Common Stock at $1.49 per share) generating gross proceeds of $760,000. At December 31, 2007, 280,000 shares of Convertible Preferred were outstanding, which are convertible into 220,427 shares of our Common Stock.  In October 2006, we repaid 14% convertible senior secured promissory notes in the aggregate principal amount of $2.0 million (the “Senior Notes”), utilizing cash generated from the sale of our production center in Wisconsin and collections of receivables from contracts that were in final stages of completion.

On November 24, 2006, we issued three Convertible Notes totaling $1.65 million, accompanied by Note Warrants to purchase 2,374,101 shares of our Common Stock.  We were unable to repay the principal of the Convertible Notes upon maturity on November 24, 2007.  On December 31, 2007, we entered into an Amendment which extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008, and, whereby each of the holders of the Convertible Notes waived a default that occurred when we failed to repay the principal pursuant to the terms of the Convertible Notes.  In connection with the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  Under the revised terms, if the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may issue up to 16,430,500 shares of our Common Stock.  Additionally, the exercise price of the Note Warrants originally issued pursuant to the Convertible Notes to purchase up to 2,374,101 shares of our Common Stock was reduced from $0.57 to $0.10. Accordingly, the maximum potential proceeds from the exercise of the Note Warrants has been reduced to $237,410 from approximately $1.4 million

On April 4, 2007, our Common Stock was delisted from the NASDAQ Stock Market (“NASDAQ”).  Since that date, our Common Stock has been traded on the OTC Bulletin Board.

On November 20, 2007, we announced that we had entered into an Agreement and Plan of Merger dated November 20, 2007 (the “Merger Agreement”) with Axion International, Inc (“Axion”), a Delaware corporation, pursuant to which we agreed to acquire Axion as a wholly owned subsidiary in a tax-free exchange, acquiring all of Axion’s outstanding common stock in exchange for 36,762,552 shares of our Common Stock.  The Merger Agreement contains representations, warranties and covenants of the parties customary for agreements of this type, including covenants to conduct its business in the ordinary and normal course until the closing of the transaction.

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

The merger was expected to close by December 31, 2007.  While all parties continue to work diligently to consummate the merger, there can be no assurance that closing will occur within an acceptable time frame or at all. If consummated, the merger will result in a new change in business strategy, and there is no assurance that the new strategy will be successful.  If we do not close the Merger Agreement with Axion, we will seek an alternate transaction, or we may be forced to liquidate our assets in order to repay the Convertible Notes due on March 31, 2008.

At December 31, 2007, our staff was comprised of our chief executive officer and one technical support personnel.

We have not been able to reach a level of operating income from oil and natural gas activities that will generate cash flow sufficient to meet our operating and capital requirements.  Given the risks associated with this endeavor, there is no assurance that we can achieve the necessary level of such operating income in a timely manner.

It must be recognized that our ultimate objective has been to transition from a company providing a specialized service to that of an independent oil and natural gas producer.  We have not been able to make that transition and we must conduct a major restructuring.  If we do not complete the merger with Axion, such undertakings might include a merger with a privately held independent oil and natural gas producer or other suitable entity.

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

It is possible, however, that we could be profitable in the future at levels which may cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward.  Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 39% under current tax rates.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.  If the Axion Merger discussed above ultimately occurs, it is possible the future utilization of our NOL could be limited under Section 382 of the Internal Revenue Code.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of sales:
	Three Months Ended
	December 31
	2007	2006
PERCENTAGE OF REVENUES:
Revenues	100.0%	100.0%
Costs and expenses
Salaries, wages and related benefits	54.5	90.9
Lease operating expenses	11.2	—
Other general and administrative	53.8	76.5
Depreciation, depletion and amortization	39.9	2.1

Loss from operations	(59.4)	(69.5)

Other expense, net	(74.1)	(67.1)

Loss before income taxes	(133.5)	(136.6)
Provision for income taxes	—	—
Net loss	(133.5)	(136.6)
Dividends on preferred stock	(3.5)	(2.1
Net loss available to common shareholders	(137.0)%	(138.7)%

Three Months Ended December 31, 2007 and 2006

Revenues.  We recognize revenues generated from GIS service contracts as services are performed.   In the first quarter of fiscal 2008, all of our service revenue was generated from one customer, totaling $52,000 as compared to $240,000 in fiscal 2007.  In the first quarter of 2007, our service revenue was generated from the completion of one long-term and a short-term time and materials contract with one customer.  On December 31, 2007, we ceased performing services for our one remaining customer.

We recognize oil and gas revenues when delivery has occurred and title to the products has transferred to the purchaser.  Our investment in the Adrienne 1-9 began generating revenue from the sale of natural gas in January 2007.  Prior to that time, our oil and gas revenues were limited to the sale of oil from our 20% working interest in a shallow well in Oklahoma.  As a result, we recognized approximately $91,000 in oil and gas revenues in the quarter ending December 31, 2007, as compared to approximately $3,000 in the quarter ending December 31, 2006.  We estimate revenues based on production reports and estimated market prices when actual results are not available.

Salaries, Wages and Benefits.  Salaries, wages and benefits include employee compensation for production, administrative and executive employees. Salaries, wages and related benefits decreased $143,000 to $78,000 in the first quarter of fiscal 2008 as compared to $221,000 in the same quarter in fiscal 2007. The fiscal 2008 quarter includes salaries and wages for our chief executive officer and personnel devoted to one service contract.  The fiscal 2007 quarter includes these same salaries and wages, as well as expenses for production personnel devoted completion of one long-term service contract and additional administrative and executive staff..

Lease Operating Expenses.  Subsequent to December 31, 2006, we began to incur operating expenses that include joint interest billings and taxes, and gathering and marketing fees related to the production and sale of oil and natural gas.  These expenses totaled approximately $16,000, or 17.5% of our oil and gas revenues.

Other General and Administrative.  Other general and administrative costs include rent, maintenance, travel, supplies, insurance and professional services. Such costs decreased 58.6%, or approximately $109,000 in the first quarter of fiscal 2008 to approximately $77,000 as compared to $186,000 in the same period in fiscal 2007.  The decrease was a result of lower professional fees, the absence of costs related to our former listing on NASDAQ, and general cost-cutting measures.

Depreciation, Depletion and Amortization.  Depreciation and amortization remained constant at approximately $5,000 in the quarters ending December 31, 2008 and 2007.  Depletion expense totaled approximately $52,000 in the quarter ending December 31, 2007, which was consistent with new production from the Adrienne 1-9.

Interest Expense, Net. We incurred net interest expense totaling approximately $95,000 in the quarter ending December 31, 2007, which represented interest accrued during the entire quarter on our Convertible Notes and non-cash interest expense we incurred as a result of the modification of the exercise price of the Note Warrants on December 31, 2007.  We incurred net interest expenses totaling approximately $99,000 in the quarter ending December 31, 2006, which was comprised of .interest accrued for a partial quarter, and non cash interest expense of approximately $81,000, which included amortization of the discounts on the Convertible Notes and Senior Notes.

Loss on Sale of Assets and Other Income (Expense).  On December 31, 2007, we subleased our corporate offices as part of our cost-reduction efforts, and we disposed of furniture, equipment, and leasehold improvements that would no longer be utilized.  As a result, we recognized a loss on the disposal of these assets totaling $11,000 during the quarter ending December 31, 2007.  Net other expense for the quarter ended December 31, 2006, totaled approximately $64,000, which was comprised of the amortization of approximately $36,000 of deferred loan costs related to the Senior Notes, and a $28,000 loss on the sale of certain assets including a set of partition cubicles when we relocated our corporate offices in November 2006, at which time we disposed of additional computer equipment, furniture, and software items that were not being utilized and which had no material net book value.

Income Taxes. Federal income tax expense for fiscal year 2008 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three months ended December 31, 2007. As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three months ended December 31, 2007 and 2006.

Net Loss. We recorded a net loss of approximately $191,000 in the first quarter of fiscal 2008 as compared to a net loss of approximately $332,000 in the same quarter of fiscal 2007. The variance was due to the low level of revenue offset by the lower level of expense in the fiscal 2008 quarter.

Liquidity and Capital Resources

Table of Contractual Obligations. Below is a schedule (by period due) of the future payments that we are obligated to make over the next five years based on agreements in place as of December 31, 2007.

		Fiscal Year Ending September 30
	2008	2009	2010	2011	2012	Total
Operating leases	$35	$49	$46	$47	$12	$189
Capital lease obligations	9	—	—	—	—	9
Senior secured convertible notes	1716	—	—	—	—	1,716
Interest payments on preferred stock	15	—	—	—	—	15
Total	$1,775	$49	$46	$47	$12	$1,929

We were unable to repay the principal of the Convertible Notes upon maturity on November 24, 2007.  On December 31, 2007, we entered into an Amendment which extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008, and, whereby each of the holders of the Convertible Notes waived a default that occurred when we failed to repay the principal pursuant to the terms of the Convertible Notes.  In connection with the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  Under the revised terms, if the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may issue up to 16,430,500 shares of our Common Stock.  Additionally, the exercise price of Note Warrants to purchase up to 2,374,101 shares of our Common Stock was reduced from $0.57 to $0.10.  Accordingly, the maximum potential proceeds from the exercise of these Note Warrants has been reduced to $237,410 from approximately $1.4 million.  As of the date of this filing, approximately $1,673,000 of principal and interest remains outstanding under the Convertible Notes.  If the holders of the Convertible Notes demand payment on March 31, 2008, we do not believe we will have sufficient resources to repay our obligation and we will be forced to liquidate our assets to pay our obligations.  If we default on our obligation to repay the Convertible Notes on March 31, 2008, the holders may seize our assets at any time.

On December 31, 2007, we subleased our corporate offices, which lease had a remaining term of four years.  Although our subtenant is obligated to make payments equal to our contractual monthly obligation during a minimum nine-month period beginning January 1, 2008, we have included those obligations in the above table as we remain the prime obligor.

Historically, the principal source of our liquidity has consisted of cash flow from operations supplemented by secured lines-of-credit and other borrowings. We do not have a line of credit and there is no assurance that we will be able to obtain additional borrowings should we seek to do so.

Our debt is summarized as follows (in thousands).
	December 31, 2007	September 30, 2007
Long-Term Debt
Senior secured convertible notes, at par	$1,643	$1,643
Other debt and capital lease obligations	9	13
	1,652	1,656
Less current portion	(1,652)	(1,656)
	$—	$—
On November 24, 2006, pursuant to a Securities Purchase Agreement as of the same date, we issued to three investors, three one-year 13% senior secured Convertible Notes totaling $1.65 million that were originally convertible into 2,374,101 shares of our Common Stock.  Net proceeds received after financing costs totaled approximately $1.456 million.

We were unable to repay the remaining principal of the Convertible Notes of $1.643 million upon maturity on November 24, 2007.  On December 31, 2007, we entered into an Agreement which extended the maturity date of the Convertible Notes from November 24, 2007 until March 31, 2008, and whereby each of the holders of the Convertible Notes waived a default that occurred when we failed to repay the principal amount when due (“Amended Convertible Notes”).  In connection with the extension and waiver of default, we reduced the conversion price of the Convertible Notes from $0.695 to $0.10.  Under the revised conversion price, if the holders of the Convertible Notes convert any or all of the outstanding principal of the Convertible Notes, we may issue up to 16,430,500 shares of our Common Stock.  Additionally, we also reduced the exercise price of the Note Warrants that were originally issued pursuant to the Convertible Notes and that entitled holders to purchase up to 2,374,101 shares of our Common Stock from $0.57 to $0.10. Accordingly, the maximum potential proceeds from the exercise of these Note Warrants has been reduced to $237,410 from approximately $1.4 million.  The Note Warrants are exercisable any time before November 24, 2011.  Upon maturity of the Amended Convertible Notes at March 31, 2008, any unconverted outstanding principal and interest is due and payable in cash.  As of the date of this filing, approximately $1,673,000 of principal and interest remains outstanding under the Amended Convertible Notes.

The fair value of the Amended Convertible Notes was approximately equal to the value of the original Convertible Notes, and therefore, no gain or loss was recognized pursuant to the debt modification, which was treated as an extinguishment of debt in accordance with EITF 96-19, “Debtor’s Accounting for the Modification or Exchange of Debt Instruments.”  We also evaluated the application of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the revised conversion option of the Amended Convertible Notes was a beneficial conversion feature with intrinsic value.  We recorded the fair value of the beneficial conversion feature of the Amended Convertible Notes, which we estimate to be $569,000, as a discount to par value to be amortized over the three-month term of the Amended Convertible Notes.  We also recorded $42,000 of interest expense that represented the increase in the fair value of the Note Warrants resulting from the modification of the exercise price.  After giving effect to the value of the Note Warrants and the beneficial conversion feature, the effective rate of interest on the amended Convertible Notes is 162%.

At December 31, 2007, we had outstanding 280,000 shares of Series A Convertible Preferred (“Convertible Preferred”), which are convertible into 220,472 of Common Stock on or before February 9, 2008.  Pursuant to the issuance of the Convertible Preferred on February 10, 2006, which aggregate gross proceeds totaled approximately $760,000, we issued warrants to purchase up to 763,780 shares of our Common Stock with exercise prices ranging from $1.34 and $1.49 per shares.

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

Our operating activities used $265,000 and generated $946,000 in cash in the quarters ending December 31, 2007 and 2006, respectively. We collected approximately $2 and $1.2 million from accounts receivable in the fiscal 2008 and 2007 quarters, respectively, as we made final collections on completed contracts. Accounts payable and other accrued liabilities decreased by $183,000 and $98,000 in the quarters ending December 31, 2007 and 2006, respectively, as a result of payment and completion of GIS operations and drilling and completion obligations related to the Adrienne 1-9 becoming due and payable, offset by a new $100,000 liability due to our insurer in connection with a litigation settlement in December 2007.  Accrued payroll and related benefits increased slightly in the quarter ending December 31, 2007, principally related to the accrual of fees owed to our board of directors, which have not been paid since prior to December 31, 2006.  The $36,000 decrease in accrued payroll and related benefits for the quarter ending December 31, 2006, was a result of the lower number of employees at December 31, 2006 as compared to September 30, 2006. Prepaid expenses increased slightly in the quarter ending December 31, 2007, principally as a result of the timing of payment of contractual payments.  These expenses decreased $38,000 in the quarter ending December 31, 2006, principally as a result of lower insurance and maintenance expenses that required prepayment.

Our capital expenditures included $3,000 of reclamation costs on the Adrienne 1-9 in the quarter ending December 31, 2007.  During the quarter ending December 31, 2006, we invested $300,000 in oil and gas properties and paid a nonrefundable option fee for the acquisition of a non-operating working interest in three oil and gas fields located in the South Texas Gulf Coast region.  We also paid approximately $8,000 for leasehold improvements related to the relocation of our corporate offices to less expensive and more efficient space in November 2006.

During the quarter ending December 31, 2006, we used $2 million cash to repay our $2 million Senior Notes, and we issued new Convertible Notes, receiving approximately $1.466 million in proceeds.

The following table sets forth the number of shares of Common Stock that are issuable upon conversion of our outstanding preferred stock, convertible debt, and warrants:
		Conversion Price	Common Shares Issuable
Series A Convertible Preferred Stock	280,000	$1.270	220,472
Class A Warrants	381,890	1.340	381,890
Class B Warrants	381,890	1.490	381,890
Class E Warrants	752,072	1.186	752,072
Note Warrants issued to holders of Convertible Notes	2,374,101	0.100	2,374,101
Note Warrants issued to advisors in November 2006	189,928	0.570	189,928
Amended Convertible Notes	$1,643,050	$0.100	16,430,500
Total shares issuable and weighted average price		$0.191	20,730,853

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

(b) Changes in internal control over financial reporting.  We have taken certain steps to improve our review process and strengthen our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) during the period covered by this quarterly report.

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
Analytical Surveys, Inc.
(Registrant)

Date:  February 8, 2008                                                                        /s/ Lori A. Jones
Lori A. Jones
Chief Executive Officer