Form 10QSB
period 2008-05-15
ANALYTICAL SURVEYS INC
filed 2008-05-15
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13111

ANALYTICAL SURVEYS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

665 Martinsville Road, Basking Ridge, New Jersey 07920
(Address of principal executive offices)

((908) 542-0888
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

The number of shares of common stock outstanding as of May 12, 2008 was 42,022,248.

Part I
Financial Information

Item 1. Financial Statements

ANALYTICAL SURVEYS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$312,931
Accounts receivable, net of allowance for doubtful accounts of $0	44,885
Prepaid miscellaneous - related party	84,500
Prepaid expenses and other	12,975
Assets held for resale	486,000
Total current assets	941,291

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838
Machinery and equipment	41,000
Purchased software	46,485
Furniture and fixtures	9,322
Leasehold improvements	20,000
126,645
Less accumulated depreciation	(5,110)
Net property and leasehold improvements	121,535
Long-term and intangible assets
License, at acquisition cost,	68,284
Deposits	4,000

Total assets	$1,135,110

Liabilities and Shareholder's Deficit
Current Liabilities
Senior secured convertible debenture, net of discount	$691,815
Accounts payable	170,816
Accrued liabilities	257,248
Accrued payroll	35,237
Total current liabilities	1,155,116

Commitments and contingencies	-

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
40,772,278 shares issued and outstanding at March 31, 2008	503,945
Deficit accumulated during development stage	(523,951)
Total stockholders' deficit
(20,006)
Total liabilities and stockholders' deficit
$1,135,110

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ending	Inception through
	March 31, 2008

Revenue	$-	$-

Research and development costs	39,606	62,106
Marketing and sales	21,967	21,967
General and administrative expenses	345,065	391,542
Depreciation and amortization	5,110	5,110

Total operating costs and expenses	411,748	480,725

Loss from operations	(411,748)	(480,725)
Other income (expense)
Interest expense, net	43,226	43,226

Total other expense, net	43,226	43,226

Loss before income taxes	(454,974)	(523,951)

Provision for income taxes	-	-

Net loss available to common stockholders	$(454,974)	$(523,951)

Basic and diluted net loss per common share available to common stockholders	$(0.01)	$(0.02)

Weighted average common shares:	35,908,262	32,175,407
See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Inception to March 31, 2008

	Common Stock
	Shares	Amount	Paid in Capital	Deficit accumulated during development stage	Total

Issuance of common stock to founders	85	$85	$(85)	$-	$-
Issuance of common stock for license	15	15	19,985	-	20,000
Issuance of common stock for services	54	54	19,946	-	20,000
Private placement of common stock, including conversion of note payable to common stock, net of issuance costs	39	39	822,292	-	822,331
Exchange of shares	36,762,357	-	-	-	-
Shares issued in reverse merger	4,009,728	(193)	193	-	-
Liabilities assumed in excess of fair value of assets pursuant to merger	-	-	(358,386)	-	(358,386)
Net loss	-	-	-	(523,951)	(523,951)

Balances at March 31, 2008	40,772,278	$-	$503,945	$(523,951)	$(20,006)

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three months ending	Inception through
	March 31, 2008
Cash flow from operating activities:
Net earnings (loss)	$(454,974)	$(523,951)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation, and amortization	5,110	5,110
Accretion of interest expense on convertible debenture	35,513	35,513
Issuance of common stock for services	-	20,000

Changes in operating assets and liabilities	-	-
Accounts receivable	14,163	14,163
Prepaid expenses-related party	(84,500)	(84,500)
Prepaid expenses and other	15,011	(11,892)
Assets held for resale	-	-
Accounts payable	145,662	170,816
Accrued liabilities	(30,232)	(29,632)
Accrued payroll and related benefits	689	19,421

Net cash used in operating activities	(353,558)	(384,952)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(107,776)	(119,173)
Costs to acquire license	-	(48,284)

Net cash used in investing activities	(107,776)	(167,457)

Cash flows from financing activities:
Proceeds from short term note	-	27,164
Issuance of common stock, net of expenses	251,150	795,165
Cash acquired in reverse merger	43,011	43,011

Net cash provided by financing activities	294,161	865,340

Net increase (decrease) in cash	(167,173)	312,931

Cash at beginning of period	480,104	-

Cash at end of period	$312,931	$312,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Non-cash financing activities:
Common stock issued for consulting services	$-	$20,000
Conversion of notes	$-	$27,164
Common stock issued for license agreement	$-	$20,000
Common stock issued pursuant to merger	$358,385	$358,385

See accompanying notes to consolidated financial statements.

ANALYTICAL SURVEYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

(1) Description of Business and Basis of Presentation.

Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  On March 20, 2008, ASI consummated an Agreement and Plan of Merger (the “Merger”), among ASI, Axion Acquisition Corp., a Delaware corporation and direct wholly-owned subsidiary of the ASI (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  Pursuant to the Merger, the Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of ASI.  Each issued and outstanding share of Axion became 190,519 shares of ASI common stock (“Common Stock”), or 36,762,521 shares in the aggregate constituting approximately 90.7% of ASI issued and outstanding Common Stock the effective date of the Merger.  The Merger resulted in a change of control, and as such, Axion is the surviving entity.  This report on Form 10-QSB is presented accordingly.

Axion is the exclusive licensee of revolutionary patented technologies developed for the production of structural plastic products such as railroad crossties, bridge infrastructure, marine pilings and bulk heading.  We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics into structural products which are more durable and have a substantially greater useful life than traditional products made from wood, steel and concrete.  In addition, we believe our recycled composite products will result in substantial reduction in greenhouse gases by reducing creosote (a toxic preservative) into the environment and also offer flexible design features not utilized in standard wood, steel or concrete products.

Development Stage Company.  The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  Axion has not yet manufactured or distributed products. To date, our operations consist of raising capital and preparing for our first commercial product sale.  There is no guarantee that we will be able to sell product or generate revenues.  These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Reverse Merger.  The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Axion for all periods prior to the consummation of the Merger.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents.  We consider all highly liquid investments with maturities of three months or less to be cash equivalents.  Our investments are subject to potential credit risk.  Our cash management and investment policies restrict investments to low-risk, highly liquid securities.

Income Taxes.  Income taxes are reflected under the liability method, which establishes deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

U.S. generally accepted accounting principles require that we record a valuation allowance against deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes.  Because we are a development stage company and have no history of profitable operations, we have not recognized any of this net deferred tax asset.  We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments.  SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that we disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Property and Equipment:  Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.  The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and fixtures	3 to 5 years
Computer equipment and purchased software	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	Term of lease

Goodwill and Intangible Assets:  We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). As a result, we do not amortize goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired.  We hold licenses and expect both licenses and the cash flow generated by the use of the licenses to continue indefinitely due to the likelihood of continued renewal at little or no cost.

Impairment of Long-Lived Assets:  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.

Loss per share:  We have adopted SFAS No. 128, "Earnings per Share."  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. There were no dilutive securities outstanding for the period ended December 31, 2007

Concentration of credit risk: Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2008, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents totaled approximately $313,000. We believe these balances are not at risk as they are held by sound financial institutions.

Stock Based Compensation:  SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS No. 123, we elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

We account for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).  Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

In December 2004, the Financial Accounting Standards Board “FASB” issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006.

On October 10, 2006, the FASB issued Financial Statement Position (“FSP”) FAS No. 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1 “Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.

The adoption of SFAS No. 123R did not result in additional compensation expense for the three-month period ended and from inception through March 31, 2008, than would have been recorded if we had continued to account for stock-based compensation under APB 25. At March 31, 2008, the unamortized value of employee stock options under SFAS No. 123R was approximately $627,600, which will be expensed in future periods in accordance with the terms of the performance-based terms of the options...

Stock Issuance Costs.  Stock issuance costs consist primarily of placement fees and expenses and professional fees. These expenses are charged against the related proceeds from the sale of our stock in the periods in which they occur or are charged to expense in the event of a terminated stock issuance.

Recent Accounting Pronouncements

On December 21, 2007 the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which, effective January 1, 2008, amends and replaces SAB 107, “Share-Based Payment” (“SAB 107”). SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123(R),  Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in SAB 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. We do not expect the adoption of SAB 110 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.  SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements.

In February 2007, Financial the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on our results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We are unable at this time to determine the effect that the adoption of SFAS No. 157 will have on our results of operations and financial condition.

(3) Merger

On March 20, 2008, we completed an Agreement and Plan of Merger, among Axion, ASI, and the Merger Sub.  The Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of ASI.   Each issued and outstanding share of Axion became 190,519 shares of Common Stock of ASI, or 36,762,521 shares in the aggregate constituting approximately 90.7% of the issued and outstanding capital stock of the Company.  For accounting purposes, these actions resulted in a reverse merger, and Axion is the accounting survivor and surviving business entity; however, ASI is the surviving legal entity.

We assumed liabilities in excess of the fair value of the assets we acquired.  We reduced paid in capital as follows:

Fair value of net assets acquired:	$600,612
Consideration given:
Fair value of liabilities assumed	958,998
Net liabilities acquired over fair value of assets, recorded as a reduction to paid in capital	$358,386

(4) Assets Held for Resale

In March we contracted to sell ASI’s natural gas well to the operator of the well, with an effective date of March 1, 2008.  The sale was completed on April 11, 2008.   Additionally, ASI’s minority working interest in an oil and gas well was also sold subsequent to March 31, 2008.  Net proceeds totaled $486,000, which is the recorded fair value of these assets at the date of acquisition.  The natural gas well was subject to a mortgage held by the holders of our 13% senior secured debentures due March 30, 2009 (the “Debentures”).  The mortgage was released and the net proceeds will be held in a restricted account as security to the Debentures.

(5) Intangibles and Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license agreement (“License”) in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, export products made using patent applications owned by Rutgers University.  We plan to use such these revolutionary patented technologies in the production of structural plastic products such as railroad crossties, bridge infrastructure, marine pilings and bulk heading.

We paid approximately $32,000 and issued 15 shares (which were exchanged for 2,857,785 shares pursuant to the Merger) of our Common Stock as consideration to Rutgers.  We have estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.   We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and will be tested for impairment on an annual basis.

We are obligated to pay 1.5-3.0% royalties on various product sales to Rutgers, subject to a minimum of $10,000 in calendar year 2008, increasing to and remaining constant at $200,000 by and after calendar 2011, and to reimburse Rutgers for certain patent defense costs.  Patent defense costs paid to Rutgers, a related party, for the three months ended and period ending March 31, 2008 totaled $25,966.  We also pay annual membership dues to AMIPP, a department of Rutgers, as well as consulting fees for research and development processes.  Membership dues and consulting fees totaled $12,500 and $27,500 for the three months ended and period ending March 31, 2008, respectively.

(6) Debt

The components of debt are summarized as follows.

Long-Term Debt	March 31, 2008
Senior secured convertible debentures	$1,643,050
Discount for beneficial conversion feature	(951,235)
691,815
Less current portion	(691,815)
$—

As of March 31, 2008, we had outstanding 13% Senior Secured Convertible Debentures in the aggregate principal amount of $1,643,050.  Simultaneous with the Merger, in connection with the assignment of $1,000,000 of the outstanding principal amount of the Debentures, the holders of the Debentures agreed to extend the maturity date to June 30, 2008 and to cancel 1,449,935 warrants to purchase shares of our Common Stock at an exercise price of $0.10 per share, which warrants had been issued in connection with the original issuance of the Debentures.  In April 2008, subsequent to March 31, 2008, in connection with the assignment of the remaining $643,050 of the Debentures, the maturity date of the Debentures was further extended to March 30, 2009, the remaining 929,166 warrants which had been issued in connection with the original issuance of the Debentures were cancelled, and the principal amount of the $643,050 being assigned was increased to $650,000.  The Debentures are guaranteed by each of the Company’s existing and future subsidiaries.  The Debentures and the guarantees are secured by a first priority lien on substantially all of the Company’s and the Company’s subsidiaries’ assets.

We evaluated the application of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the conversion option of the Debentures was a beneficial conversion feature with intrinsic value.  We recorded the fair value of the beneficial conversion feature of the Debentures on March 20, 2008, which we estimate to be $986,748, as a discount to par value to be amortized over the twelve-month term of the Debentures.

(7) Stockholder’s Equity

We are authorized to issue 100,000,000 shares of Common Stock, no par value, and 2,500,000 shares of Preferred Stock, no par value. There were 41,022,248 shares of Common Stock and no outstanding shares of Preferred Stock on March 31, 2008.

From inception through March 31, 2008, we have issued shares of Common Stock to our founders, partners, and investors as follows.  We have adjusted the number of shares issued to reflect the post-merger shares, or the number of shares the holders received in exchange for Axion shares:

In August 2006, we issued 16,194,117 shares of our Common Stock to founding stockholders without consideration.

In February 2007, we issued 2,857,785 shares of our Common Stock to Rutgers University as partial consideration for issuance of an exclusive license agreement to the Company.  We have estimated the fair market value of those shares to be $20,000.

Pursuant to a management consulting agreement with Regal Capital LLC (“Regal’), we issued 10,288,027 shares of our Common Stock to Regal as payment for management consulting services rendered which totaled approximately $20,000.  The consulting agreement also provides for a monthly fee of $10,000 each during the term of the consulting services and an additional payment of a $230,000 fee structured over time.  We accounted for the entire fee, other than the $10,000 monthly fee, as a cost of raising capital and reduced the proceeds of the private placement completed in December 2007 accordingly.  As of March 31, 2008, we had paid $169,500 of the $230,000 fee.

In December 2007 and January 2008 we completed a private placement of 7,422,620 common shares at $0.137 per share, with gross proceeds totaling $1,019,064.  Approximately 198,139 shares were to repay a $27,164 note payable, with the balance received in cash.  Transaction costs included $120,000 consulting fees that approximately $77,000 in legal fees.

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of outstanding warrants and convertible debt as of March 31, 2008, but excludes shares that were issuable upon exercise of warrants that were issued to the original holders of the Debentures, which warrants were cancelled in March and April, 2008:

		Conversion Price	Common Shares Issuable
Class A Warrants	381,890	1.340	381,890
Class B Warrants	381,890	1.490	381,890
Class E Warrants	752,072	1.186	752,072
Note Warrants issued to advisors in November 2006	189,928	0.570	189,928
Debentures	$1,643,050	0.100	16,430,500
Total shares issuable and weighted average price		$0.20	18,136,280

Subsequent to March 31, 2008, we issued 149,970 shares of our Common Stock to three former and two current ASI board members in full settlement of all outstanding past due directors’ compensation, payment of which had not been made since October 2006.  We also issued 100,000 shares to ASI’s former Chief Executive Officer in lieu of a cash bonus that she was entitled to receive as a result of the Merger.

Additionally, subsequent to March 31, 2008, holders of the Debentures converted $100,000 principal into 1,000,000 shares of Common Stock, and we repaid $200,000 of the outstanding principal.  As a result, as of the foregoing, as of May 12, 2008 the outstanding principal balance under the Debentures was $1,350,500.  See Note 11 - “Subsequent Events”.

In May 2008, we issued a new series of 13% senior secured convertible debentures (the “Series B Debentures”) in the aggregate principal amount of $200,000 to one of the holders of the Debenture with substantially the same terms as the Debentures.

(8) Stock–based compensation

We did not record any stock-based compensation during the three months ending and period from inception through March 31, 2008.

Pursuant to employment agreements dated January 1, 2008, our Chief Executive Officer will have the right to purchase up to 3,048,304 post-merger shares of Common Stock at an exercise price of $1.00 per 190,519, and our President will have the right to purchase up to 1,524,152 post-merger shares of Common Stock at an exercise price of $1.00 per 190,519 shares, under the terms of certain performance-based stock options.  The options have a five year term and will vest upon the achievement of annual revenue targets as follows.

Number or shares (post merger)	Vests upon achievement of annual revenue totaling	Exercise Price	Intrinsic value on date of grant

762,076	$10 million	$1.00 per 190,519 shares	$104,600
1,143,114	$15 million	$1.00 per 190,519 shares	156,900
2,667,266	$50 million	$1.00 per 190,519 shares	366,100
4,572,456			$627,600

The intrinsic value of the options, based on the fair market value of shares sold in a private placement in December 2007, totaled $627,600.  Stock-based compensation expense will be recognized in future periods in accordance with the performance-based terms of the options.

We have five nonqualified stock option plans with 5,825,841 shares available for grant as of March 31, 2008.  Two of the plans expired on September 30, 2003 and 2007; respectively.  Options outstanding under the expired plans will remain outstanding until exercised or cancelled, but no new options will be issued under those plans. The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  Options generally vest equally over a one or two year period from the date of grant or at 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors.  The options are exercisable in whole or in part for a period of up to ten years from the date of grant. All outstanding options are fully vested as any unvested options became fully vested upon the change of control that occurred in connection with the Merger, and no options have been granted pursuant to the plans since that date.

Stock option activity for the plans and the options outside the plans since inception through March 31, 2008, is summarized as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding pursuant to ASI plans at March 20, 2008	410	$1.15
Granted	4,572	—
Exercised	—	—
Canceled	(5)	1.34
Balance, March 31, 2008	4,977	$0.09

(9) Litigation and Other Contingencies

In November 2005 and November 2007, ASI was named as party ASI to suits filed in the State of Indiana in by the Sycamore Springs Homeowners Association, as well as certain homeowners in the Sycamore Springs neighborhood of Indianapolis, Indiana, and by the developers of the Sycamore Springs neighborhood.  The claimants allege that various Mid-States Engineering entities that are alleged to be subsidiaries of MSE Corporation, which ASI acquired in 1997, adversely affected the drainage system of the Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003.  Mediation efforts held in November 2007 and April 2008 have been successful, and the claimants have agreed to settle each suit.  The final settlement agreement is expected to be signed in the near future.  The agreement is a compromise of disputed claims asserted or which may be asserted by the claimants against the settling defendants for any past, present and future losses, damages, and claims they may have against the settling defendants. The claims from the all three lawsuits arise from a single occurrence with one deductible applying to the matter, and defense actions were provided by ASI’s insurance carrier.  We assumed a $100,000 obligation payable to our insurer, which represents the deductible pursuant to the terms of ASI’s insurance coverages.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations

(10) Related Party Transactions

Pursuant to an agreement dated December 6, 2007, Regal Capital, LLC (“Regal”) agreed to provide Axion with management consulting services.  Mr. Mike Martin, an officer and director of Axion, is the managing member of Regal.  As compensation, Axion agreed to pay Regal (i) 54 shares of Common Stock of Axion (10,288,027 post merger shares), (ii) a monthly fee of $10,000 each during the term of the consulting services, and (iii) an additional $230,000.  As of March 31, 2008, we had paid $169,500 of the $230,000 fee.

Pursuant to our acquisition of the license rights granted by Rutgers University, Rutgers owns 2,857,785 shares, or approximately 7%, of our Common Stock.  We are obligated to pay certain fees, including royalties and membership dues to Rutgers.  We also pay consulting fees to Rutgers pursuant to the development of our processes.  See Note 5 - “Intangibles and Exclusive Agreement”.

Pursuant to an employment agreement with Lori A. Jones, a director and our former Chief Executive Officer and former interim Principal Financial Officer, Ms. Jones was entitled, among other things, to bonus compensation of $50,000 payable in 12 monthly installments upon the closing of an acquisition, merger or other strategic transaction.  Pursuant to an agreement, Ms. Jones agreed to receive 100,000 shares of our common stock in lieu of the $50,000 cash bonus she was entitled to receive as a result of the Merger.  In April 2008, we entered into a consulting arrangement with Ms. Jones, who is also a member of the board of directors, whereby Ms. Jones agreed to provide consulting services to the Company’s new management team through December 2008.  Pursuant to the consulting arrangement, Ms. Jones is entitled to receive a fixed fee of $22,500 plus a monthly fee of $3,000, plus fees for additional services as necessary.

(11) Subsequent Events

Simultaneous with the consummation of the Merger, in connection with the assignment of $1,000,000 of the outstanding principal amount of the Debentures, the holders of the Debentures agreed to extend the maturity date to June 30, 2008 and to cancel 1,449,935 warrants to purchase shares of our Common Stock at an exercise price of $0.10 per share, which warrants had been issued in connection with the original issuance of the Debentures.  In April 2008, in connection with the assignment of the remaining $643,500 of the Debentures, the maturity date of the Debentures was further extended to March 30, 2009, the remaining 929,166 warrants which had been issued in connection with the original issuance of the Debentures were cancelled and the principal amount of the $643,500 being assigned was increased to $650,000.

Additionally, subsequent to March 31, 2008, holders of the Debentures converted $100,000 principal into 1,000,000 shares of Common Stock, and we repaid $200,000 of the outstanding principal.  As a result, as of the foregoing, as of May 12, 2008 the outstanding principal balance under the Debentures was $1,350,000.

In May 2008, we issued a Series B Debenture in the principal amount of $200,000 to ADH Ventures, LLC, one of the holders of the Debenture which beneficially owns more than 5% of our outstanding Common Stock by virtue of its ownership of the Debentures, with substantially the same terms as the Debentures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-QSB. THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-QSB, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY'S STRATEGY, FUTURE SALES, FUTURE EXPENSES, FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-QSB ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-QSB, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS FORM 10-QSB. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN “RISK FACTORS” AND IN ITEM 1. BUSINESS--"RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON THE COMPANY’S BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

Basis of Presentation

The financial information presented in this Form 10-QSB is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is September 30, and our fiscal quarters end on December 31, March 31 and June 30. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Overview

Analytical Surveys, Inc. (“ASI”, “we”, “our” or the “Company”) was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  On March 20, 2008, ASI consummated an Agreement and Plan of Merger (the “Merger”), among ASI, Axion Acquisition Corp., a Delaware corporation and direct wholly-owned subsidiary of the ASI (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007, (“Axion”).  Pursuant to the Merger, the Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of ASI.  Each issued and outstanding share of Axion became 190,519 shares of ASI common stock (“Common Stock”), or 36,762,521 shares in the aggregate constituting approximately 90.7% of ASI issued and outstanding Common Stock the effective date of the Merger.  The Merger resulted in a change of control, and as such, Axion is the surviving entity.  This report on Form 10-QSB is presented accordingly.

Axion is the exclusive licensee of revolutionary patented technologies developed for the production of structural plastic products such as railroad crossties, bridge infrastructure, marine pilings and bulk heading.  We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics into structural products which are more durable and have a substantially greater useful life than traditional products made from wood, steel and concrete.  In addition, we believe our recycled composite products will result in substantial reduction in greenhouse gases by reducing the leaching creosote (a carcinogen) into the environment and also offer flexible design features not available in standard wood, steel or concrete products.

The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements.  The accompanying consolidated financial statements represent those of Axion for all periods prior to the consummation of the Merger.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Income Taxes.  Income taxes are reflected under the liability method, which establishes deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

U.S. generally accepted accounting principles require that we record a valuation allowance against deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes.  Because we are a development stage company and have no history of profitable operations, we have not recognized any of this net deferred tax asset.  We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Goodwill and Intangible Assets:  We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and (“SFAS No. 142”). As a result, we do not amortize goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired.  We hold licenses and expect both licenses and the cash flow generated by the use of the licenses to continue indefinitely due to the likelihood of continued renewal at little or no cost.

Reverse Merger Purchase Accounting.  In connection with our Merger, we have made estimates regarding the fair value of the assets acquired and the liabilities assumed.   Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date.  Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose, the excess will be recorded as an adjustment to the cost of the acquired entity, which was charged to paid in capital.

Litigation.  We are subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business.  Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel.  When estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS No. 5 “Accounting for Contingencies”, amounts are recorded as charges to operations.  The ultimate resolution of any exposure may change as further facts and circumstances become known.  See Note 9 – “Litigation and Other Contingencies”.

Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Associated With Our Business

Axion has not generated any operating revenues.   If we are unable to sell our structural plastic products, we will not be able to generate profits and our business may be force to curtail operations.

As of the date hereof, our sole operations are those of our wholly-owned subsidiary, Axion.  Axion has yet to generate any revenues.   As a result, we have no current source of operating revenue and we anticipate that, for at least the near future, we will operate at a loss.  Our ultimate success will depend on our ability to sell our structural plastic products.     If we are unable to commercially develop and sell our structural plastic products, we will not be able to generate profits and our business may be forced to curtail operations.

We are dependent on our ability to raise capital from external funding sources.  If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations.

We have not generated any cash flow from operations and we will not be cash flow positive for some time.  We have limited financial resources.  As a result we need to obtain additional capital from outside sources to continue operations and commercialize our business plan.  We cannot assure that adequate additional funding will be available.  If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtain our operations.

Our ability to execute our business plan depends upon our ability to obtain financing through

• bank or other debt financing,
• equity financing,
• strategic relationships
• other means.

Our former independent auditors have expressed that there is substantial doubt about Analytical Surveys Inc.’s ability to continue as a going concern.

During fiscal years 2000 through 2007, Analytical Surveys Inc. experienced significant operating losses with corresponding reductions in working capital and net worth under the previous business model. While we have changed our business plan and recapitalized the company, we have yet to generate revenues.  Our former independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for fiscal 2000 through 2007, based on the significant operating losses reported in those years and a lack of external financing. As of March 31, 2008, the amount of our accumulated deficit is approximately $524,000. Neither our March 31, 2008 nor December 31, 2007 financial statements include any adjustments that resulted from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

Earlier versions of our structural composite railroad crossties, I-beams and bridge decking have not been sold in the marketplace for a period of four years.  If our products do not regain market acceptance, our ability to  execute our business plan most likely will be adversely affected.

Although earlier versions of our structural composite railroad crossties, I-beams and bridge decking were sold, none of our other products, including our fire retardant composite railroad crossties, have been sold and are new and untested in the marketplace.  Potential customers are often resistant to trying new untested products.  If our products do not receive market acceptance, our ability to commercialize our business plan most likely will be adversely affected.

Our business will be highly reliant on third party manufacturers. If we are unable to engage one or more manufacturers, or if all manufacturers that we engage do not meet our manufacturing requirements, our ability to manufacture and sell our products will be materially impaired.

We plan on relying on third parties to manufacture our products.  Unless and until we retain a manufacturer, we will be unable to commence sales.  During 2008, we anticipate entering into licenses with one or more experienced third parties, as required, to manufacture our products. Consequently, we will be dependent on third party outsourcing for the manufacture of our products. Our business is therefore dependent upon our retention of manufacturers and the development and deployment by third parties of their manufacturing abilities. There can be no assurance that we will obtain the requisite manufacturers or, once retained, that these manufacturers will be able to meet our manufacturing needs in a satisfactory and timely manner, or that we can obtain additional manufacturers when and if needed. Although we believe there are a number of potential manufacturers available, if we are unable to retain manufacturers quickly, our ability to manufacture and sell our products will be materially impaired. Our reliance on third party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the manufacturing process, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements. Although we believe that these manufacturers will have an economic incentive to perform such manufacturing for us, the amount and timing of resources to be devoted to these activities is not within our control, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, an interruption in supply from one or more of such manufacturers, or the inability to obtain additional manufacturers when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to develop substantial sales and marketing capabilities, we most likely will not be able to generate adequate sales.

Initially, sales and marketing will be conducted by our senior management team who, through its prior activities, has background and connections in our industry.  Eventually, with incremental funding, we plan on hiring sales and marketing staff and implementing a detailed marketing program.  However, there can be no assurance that we will develop a sales and marketing force or that our sales and marketing efforts will be successful.

Our ability to effect and sustain our business plan and generate profitable operations most likely will be materially adversely affected if we are unable to purchase raw materials of acceptable quality or cost.

We believe that the raw materials that we will need to manufacture our products are available from multiple sources at relatively stable prices, except for recycled plastic, which has cyclical variation in supply, quality and cost. During the calendar year ended December 31, 2007, the cost of recycled plastic remained at high levels. Our inability to secure supplies of raw materials of acceptable quality and costs could have a material adverse effect on our ability to effect and sustain our business plan and generate profitable operations.

Competition and Risk of Technological Obsolescence.

We compete with traditional construction material suppliers and at least one company, North American Technology Group, which offers a polymer composite product that competes in the railroad tie market.  Most of our potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of structural plastic products similar or superior to our technology, which may result in our product becoming less competitive or obsolete. Competition from other companies, and possibly from universities and research institutions, may increase as advances in technology are made.

We depend upon senior management and key personnel. Any loss of their services could negatively affect our business. Our failure to retain and attract such personnel could harm our business, operations and product development efforts.

Our success will depend to a significant extent, on the performance of Messrs. Kerstein and Green and others who we hire. We do not anticipate having key person insurance in place in respect to these or other key personnel. To the extent that the services of any of our key personnel become unavailable, we will be required to retain other qualified persons. We may not be able to find a suitable replacement for any such person. The loss of the services of key persons could have a material adverse effect on our business, financial condition and results of operations.

Our products require sophisticated research and development and marketing and sales. Our success will depend on our ability to attract, train and retain qualified research and development and marketing and sales personnel. Competition for personnel in all these areas is intense and we may not be able to hire sufficient personnel to achieve our goals. If we fail to attract and retain qualified personnel, our business, operations and product development efforts most likely would suffer.

We may not have adequate protection for the intellectual property rights on which our business depends.

Our success depends, in part, on our ability to protect our important intellectual property rights (including those licensed from Rutgers). The steps we have taken may not be adequate to deter misappropriation or unauthorized use of our proprietary information or to enable us to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We and/or Rutgers have obtained and continue to seek patents with respect to newly developed technologies. We also rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright laws to protect our proprietary rights. We will enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information, and if it is necessary to disclose proprietary information to third parties for business reasons, we will require that such third parties sign a confidentiality agreement prior to any disclosure. However, these confidentiality agreements cannot guarantee there will not be disclosure or misappropriation of such proprietary information. In addition, litigation may be necessary to enforce our intellectual property rights, protect trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Intellectual property laws provide limited protection. Moreover, the laws of some foreign countries do not offer the same level of protection for intellectual property as the laws of the United States. Litigation may result in substantial costs and diversion of resources, which may limit the development of our business.

If we or our future manufacturers were found to be infringing any third party patents, we or they could be required to pay damages, alter our or their products or processes, obtain licenses or cease certain activities. We cannot be certain that if we or they required licenses for patents held by third parties that they would be made available on terms acceptable to us or them, if at all.

Management and affiliates own enough shares to have a substantial impact on shareholder vote which may limit shareholders’ ability to influence various corporate actions.

Our executive officers, directors, affiliates and entities controlled by them own approximately 59.8% of the outstanding Common Stock. As a result, these executive officers and directors will have a substantial impact on the vote on matters that require stockholder approval such as election of directors, approval of a corporate merger and reorganization, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, affecting a stock split, amending our Articles of Incorporation or other material corporate actions.

Environmental liabilities and environmental regulations may have an adverse effect on our business.

Previously, we held minority and non-operating  interests in oil and gas properties.  The oil and gas business is subject to environmental hazards such as spills, leaks or any discharges of petroleum products and hazardous substances.  Although no claims have been made to date and we no longer have any such interests, potential environmental liability may not be extinguished with regard to a holder, such as us, of oil and gas interests during the period in which the interests were held. Accordingly, these environmental hazards could expose us to material liabilities for property damage, personal injuries and/or environmental harms, including the costs of investigating and rectifying contaminated properties.

Risks Associated With an Investment in Our Common Stock

We have outstanding warrants and debentures, and we are able to issue “blank check” preferred stock, that could be issued resulting in the dilution of Common Stock ownership.

We currently have outstanding warrants and debentures that, when exercised and converted, could result in the issuance of up 17,136,280 additional shares of common stock.  In addition, our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. We currently have no preferred stock outstanding. To the extent that outstanding warrants and debentures or similar instruments or convertible preferred stock issued in the future are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our Common Stock.   Thus, the rights of the holders of Common Stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

Future sales of our Common Stock may cause stock price to decline.

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales may occur, could cause the market price of our Common Stock to decline.  In addition, the sale of our Common Stock could impair our ability to raise capital through the sale of additional common or preferred stock.

Our stock price is highly volatile and the purchase or sale of relatively few shares can disproportionately influence the share price.

The trading price and volume of our Common Stock has been and may continue to be subject to significant fluctuations in response to:

•	our ability to execute our business plan;
•	once we start to generate sales, actual or anticipated quarterly variations in our operating results;
•	the success of our business and operating strategy; and
•	the operating and stock price performance of other comparable companies.

The trading price of our Common Stock may vary without regard to our operating performance. Historically, we have been a thinly traded stock, therefore relatively few shares traded can disproportionately influence share price.

We do not have any operating history with regard to our new business and, as a result, there is a limited amount of information about us on which to make an investment decision.

Our new business is just getting started and we have yet to commence sales or obtain revenues. Accordingly, there is very little operating history upon which to judge our current operations.

Our Common Stock is deemed to be a "penny stock" and trading of our shares is subject to special requirements that could impede our stockholders' ability to resell their shares.

Our shares are subject to the Penny Stock Reform Act of 1990 which may potentially decrease your ability to easily transfer our shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Results of Operations

Three Months Ended and Period from Inception through March 31, 2008

Revenue.  We are a development stage company and have not begun to generate revenue.

Research and Development Costs.  Research and development costs include professional consulting fees and membership dues paid in technology related organizations that are directly related to our license, as well as salaries and expenses related to the development of our quality control processes.  We added one employee devoted to such processes in February 2008.

Marketing and Sales Expenses.  Marketing and selling expenses include salaries and expenses directly related to our marketing and selling efforts.  We are in the early stages of developing our marketing and sales strategies.  We added one employee devoted to these efforts in March 2008.

General and Administrative.  General and administrative costs include salaries paid to our executive officers, consulting fees travel, supplies, insurance, professional fees, and patent defense costs,

Depreciation and Amortization.  Depreciation and amortization totaled $5,100 for the three months ending and period from inception through March 31, 2007.  No assets were placed into service prior to January 1, 2008.

Interest Expense, Net.  Our Debentures earn interest at the rate of 13% per annum.  Additionally, we amortize the discount that represents the fair value of beneficial conversion feature of the Debentures as interest expense.  Accordingly, we recorded coupon interest expense totaling approximately $7,700 and $35,513 non-cash interest expense from March 20, 2008 through March 31, 2008.  Interest expense in future periods will increase proportionately until the Debenture are converted into Common Stock or repaid in full.

Income Taxes. Federal income tax expense for fiscal year 2008 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three months ended and the period from inception through March 31, 2008.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three months ended and the period from inception through March 31, 2008.

Net Loss. We recorded a net loss of approximately $455,000 and $524,000 in the three months ended and the period from inception through March 31, 2008.  We will continue to incur losses during the development stage of the Company.

LIQUIDITY AND CAPITAL RESOURCES:  PLAN OF OPERATION

As of March 31, 2008, we had $313,000 in cash and cash equivalents and assets held for resale totaling $486,000.  Our Debentures and Series B Debentures bear interest at the rate of 13% per annum and are due and payable on March 30, 2009, if not converted into Common Stock prior maturity.  As of May 12, the aggregate outstanding principal amount of the Debentures and the Series B Debentures was $1,550,000.  The Debentures and the Series B Debentures are guaranteed by each of the Company’s existing and future subsidiaries.  The Debentures, the Series B Debentures and the guarantees are secured by a first priority lien on substantially all of the Company’s and the Company’s subsidiaries’ assets.  The Debentures and the Series B Debentures are convertible at the option of the holders into Common Stock at a rate of $0.10 per share, and accordingly, we may issue up to 15,500,000 shares of Common Stock if the remaining principal balance is converted in its entirety.  We may also elect to pay interest in the form of Common Stock at the rate of $0.10 per share.  We recorded the Debenture at a discount after giving effect to the $986,747 intrinsic value of the beneficial conversion feature and recorded the discount as equity.  We will amortize the discount as interest expense over the life of the Debenture.  We recorded non-cash interest expense for the amortization period from March 20 through March 31, 2008.  The carrying value of the Debenture at March 31, 2008 was $691,815.  Subsequent to the end of the quarter, the holders of the Debenture converted $100,000 principal into 1,000,000 shares of Common Stock~~.~~, and we repaid $200,000 of the Debentures and issued the new Series B Debenture in the amount of $200,000.

In our operating activities, we used approximately $354,000 and $385,000, respectively, during the three months ending and period from inception through March 31, 2008, primarily as a result of our initial and continuing activities to commercialize the business.  Financing activities, consisting principally of the sale securities, generated net cash proceeds totaling approximately $251,000 and $795,000, respectively, during the three months ending and period from inception through March 31, 2008.  We also acquired $43,000 cash in the reverse merger transaction.  We purchased equipment, machinery, software, and leasehold improvements totaling approximately $108,000 and $119,000 during the respective periods as well, including $41,000 for machinery that will be used in the production of our products.  We also invested approximately $48,000 in the acquisition of our license from Rutgers during the period from inception through March 31, 2008.

We assumed approximately $358,000 of liabilities in excess of the fair value of the assets we acquired in the Merger.  Principally all of the obligations are comprised of the fair value of the Debentures, as discounted for the beneficial conversion feature. Subsequent to the end of the quarter, we completed the sale of certain assets acquired for $486,000 cash; however, those cash proceeds will be restricted funds, to be held as additional security for the Debentures.

We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy both operational and capital needs for the immediate future.  Our current operating plans are to continue to focus on research and development of our manufacturing process, fabricating specialty molds and manifolds, expanding our marketing and sales and engineering staffs, and our ongoing development of innovative customer solutions.  We anticipate that we will need to raise additional capital over the next several months through additional equity or debt financing.  Our ability to pay principal and interest on our outstanding Debentures, which are due in March 2009, as well as to meet our other debt obligations and requirements to fund our planned capital expenditures, depends on our future operating performance and ability to raise capital.  There can be no assurance that available financing will be available, or if available, that such financing will be upon terms acceptable to us.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on our evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. Date:   May 15, 2008.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 3A(T).  Controls and Procedures

Not applicable.

Part II
Other Information

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under Note 9, “Litigation and Other Contingencies”, to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1	License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Analytical Surveys, Inc.

Date:  May 15, 2008                                                              /s/ James Kerstein
James Kerstein
Chief Executive Officer

Date:  May 15, 2008                                                              /s/ Michael W. Johnson
Michael W. Johnson
Chief Financial Officer

                                                   Page 21