Form 10QSB
period 2008-08-19
AXION INTERNATIONAL HOLDINGS, INC.
filed 2008-08-19
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13111

AXION INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

665 Martinsville Road, Basking Ridge, New Jersey 07920
(Address of principal executive offices)

((908) 542-0888
(Registrant’s telephone number, including area code) ANALYTICAL SURVEYS, INC (Former name)

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

The number of shares of common stock outstanding as of August 19, 2008 was 43,026,793

Part I
Financial Information

Item 1. Financial Statements

AXION INTERNATIONAL HOLDINGS INTERNATIONAL
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$468,633
Accounts receivable, net of allowance for doubtful accounts	1,006
Prepaid expenses	7,051
Inventory	21,153
Total current assets	497,843

Property, plant and equipment , net	167,797

Other assets	72,284

Total assets	$737,924

Liabilities and Stockholder's Deficit
Current Liabilities
Senior secured convertible debenture, net of discount	$789,013
Account payable and accrued expenses	406,217
Total current liabilities	1,195,230

Commitments and contingencies
-
Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
41,772,278 shares issued and outstanding at June 30, 2008	824,945
Deficit accumulated during development stage	(1,282,251)
Total stockholders' defict	(457,306)

Total liabilities and stockholders' deficit	$737,924

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ending	Inception through
	June 30, 2008

Revenue	$-	$-

Research and development costs	30,726	92,831
Marketing and sales	23,410	45,377
General and administrative expenses	455,934	847,478
Depreciation and amortization	6,597	11,707

Total operating costs and expenses	516,667	997,393

Loss from operations	(516,667)	(912,893)
Other income (expense)
Interest expense, net	241,632	284,858

Total other expense, net	241,632	284,858

Loss before income taxes	(758,299)	(1,282,251)

Provision for income taxes	-	-

Net loss available to common stockholders	$(758,299)	$(1,282,251)

Basic and diluted net loss per common share available to common stockholders	$(0.02)	$(0.04)

Weighted average common shares:	41,857,464	34,308,390

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INTERNATIONAL
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Inception through June 30, 2008

	Common Stock
	Shares	Amount	Paid in Capital	Deficit accumulated during development stage	Total

Issuance of common stock to founders	85	$85	$(85)	$-	$-
Issuance of common stock for license	15	15	19,985	-	20,000
Issuance of common stock for services	54	54	19,946	-	20,000
Private placement of common stock, including conversion of note payable to common stock, net of issuance costs	39	39	822,292	-	822,331
Exchange of shares	36,762,357	-	-	-	-
Shares issued in reverse merger	4,009,728	(193)	193	-	-
Private placement of common stock			321,000		321,000
Liabilities assumed in excess of fair value of assets pursuant to merger	-	-	(358,386)	-	(358,386)
Net loss	-	-	-	(1,282,251)	(1,282,251)

Balances at June 30, 2008	43,026,793	$-	$824,945	$(1,282,251)	$(457,306)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INTERNATIONAL
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
Inception through June 30, 2008

Cash flow from operating activities:
Net earnings (loss)	$(1,282,251)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation, and amortization	11,707
Accretion of interest expense on convertible debenture	225,761
Issuance of common stock for services	20,000

Changes in operating assets and liabilities	-
Accounts receivable	58,042
Prepaid expenses and other	(5,968)
Accounts payable and accrued expenses	(10,683)

Net cash used in operating activities	(983,392)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(172,033)
Proceeds from sale of assets	486,000
Costs to acquire license	(48,284)
Net cash used in investing activities	265,683

Cash flows from financing activities:
Issuance of common stock, net of expenses	1,143,331
Cash acquired in reverse merger	43,011
Net cash provided by financing activities	1,186,342

Net increase (decrease) in cash	468,633

Cash at beginning of period	-

Cash at end of period	$468,633

Supplemental disclosures of cash flow information:
Cash paid for interest	$-
Non-cash financing activities:
Common stock issued for consulting services	$20,000
Conversion of notes	$27,164
Common stock issued for license agreement	$20,000
Common stock issued pursuant to merger	$358,385

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

(1)	Description of Business and Basis of Presentation.

Axion International Holdings, Inc., (“Holdings”) formerly Analytical Surveys, Inc. (“Holdings”) was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  On March 20, 2008, ASI consummated an Agreement and Plan of Merger (the “Merger”), among Holdings, Axion Acquisition Corp., a Delaware corporation and direct wholly-owned subsidiary of the Holdings, (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  Pursuant to the Merger, the Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.  Each issued and outstanding share of Axion became 190,519 shares of Holdings common stock (“Common Stock”), or 36,762,521 shares in the aggregate constituting approximately 90.7% of Holdings issued and outstanding Common Stock the effective date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity.  This report on Form 10-QSB is presented accordingly.

Axion is the exclusive licensee of revolutionary patented technologies developed for the production of structural plastic products such as railroad crossties, bridge infrastructure, marine pilings and bulk heading.  We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics into structural products which are more durable and have a substantially greater useful life than traditional products made from wood, steel and concrete.  In addition, we believe our recycled composite products will result in substantial reduction in greenhouse gases and also offer flexible design features not available in standard wood, steel or concrete products.

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

Loss per share:  We have adopted SFAS No. 128, "Earnings per Share."  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. There were no dilutive securities outstanding for the period ended December 31, 2007

Concentration of credit risk: Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2008, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents totaled approximately $486,633. We believe these balances are not at risk as they are held by sound financial institutions.

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

The adoption of SFAS No. 123R did not result in additional compensation expense for the three-month period ended and from inception through June 30, 2008, than would have been recorded if we had continued to account for stock-based compensation under APB 25. At June 30, 2008, the unamortized value of employee stock options under SFAS No. 123R was approximately $627,600, which will be expensed in future periods in accordance with the terms of the performance-based terms of the options...

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We are unable at this time to determine the effect that the adoption of SFAS No. 157 will have on our results of operations and financial condition.

(3)	Merger

On March 20, 2008, we completed an Agreement and Plan of Merger, among Axion, Holdings, and the Merger Sub.  The Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.   Each issued and outstanding share of Axion became 190,519 shares of Common Stock of Holdings, or 36,762,521 shares in the aggregate constituting approximately 90.7% of the issued and outstanding capital stock of the Company.  For accounting purposes, these actions resulted in a reverse merger, and Axion is the accounting survivor and surviving business entity; however, Holdings the surviving legal entity.

We assumed liabilities in excess of the fair value of the assets we acquired.  We reduced paid in capital as follows:

Fair value of net assets acquired:	$600,612
Consideration given:
Fair value of liabilities assumed	958,998
Net liabilities acquired over fair value of assets, recorded as a reduction to paid in capital	$358,386

(4) Assets Held for Resale

In March we contracted to sell Holdings’s natural gas well to the operator of the well, with an effective date of March 1, 2008.  The sale was completed on April 11, 2008.   Additionally, Holdings’s minority working interest in an oil and gas well was also sold.  Net proceeds totaled $486,000, which is the recorded fair value of these assets at the date of acquisition.  The natural gas well was subject to a mortgage held by the holders of our 13% senior secured debentures due March 30, 2009 (the “Debentures”).  The mortgage was released and the net proceeds were held in a restricted account as additional security under the terms and conditions outlined in the debenture agreement related to operational milestones. In July, 2008 those operational milestones were achieved and the funds were released.

(5) Intangibles and Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license agreement (“License”) in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, export products made using patent applications owned by Rutgers University.  We plan to use such these revolutionary patented technologies in the production of structural plastic products such as railroad crossties, bridge infrastructure, utility poles, marine pilings, and bulk heading.

We paid approximately $32,000 and issued 15 shares (which were exchanged for 2,857,785 shares pursuant to the Merger) of our Common Stock as consideration to Rutgers.  We have estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.   We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and will be tested for impairment on an annual basis

We are obligated to pay 1.5-3.0% royalties on various product sales to Rutgers, subject to a minimum of $10,000 in calendar year 2008, increasing  to and remaining constant at $200,000 by and after calendar 2011, and to reimburse Rutgers for certain patent defense costs.  Patent defense costs paid to Rutgers, a related party, for the six months ended June 30, 2008 totaled approximately $61,000.  We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.  Membership dues and consulting fees totaled $8,800 and $45,200 for the three months ended and period ending June 30, 2008, respectively.

(6) Debt

The components of debt are summarized as follows.

Long-Term Debt	June 30, 2008
Senior secured convertible debentures	$1,550,000
Discount for beneficial conversion feature	(789,013)
789,013
Less current portion	(789,013)
$—

Pursuant to the Merger, we assumed three 13% Senior Secured Convertible Debentures totaling $1,643,050.  Simultaneous with the Merger, in connection with the assignment of $1,000,000 of the outstanding principal amount of the Debentures, the holders of the Debentures agreed to extend the maturity date to June 30, 2008 and to cancel 1,449,935 warrants to purchase shares of our Common Stock at an exercise price of $0.10 per share, which warrants had been issued in connection with the original issuance of the Debentures.  In April 2008 in connection with the assignment of the remaining $643,500 of the Debentures, the maturity date of the Debentures was further extended to March 30, 2009, the remaining 929,166 warrants which had been issued in connection with the original issuance of the Debentures were cancelled, and the principal amount of the $643,500 being assigned was increased to $645,000.  The Debentures are guaranteed by each of the Company’s existing and future subsidiaries.  The Debentures and the guarantees are secured by a first priority lien on substantially all of the Company’s and the Company’s subsidiaries’ assets.

We evaluated the application of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the conversion option of the Debentures was a beneficial conversion feature with intrinsic value.  We recorded the fair value of the beneficial conversion feature of the Debentures, which we estimate to be $986,748, as a discount to par value to be amortized over the 15-month term of the Debentures.  After giving effect to the value of the beneficial conversion feature, the effective rate of interest on the Debentures is 170%.

(7) Stockholder’s Equity

We are authorized to issue 100,000,000 shares of Common Stock, no par value, and 2,500,000 shares of Preferred Stock, no par value. There were 43,026,793 shares of Common Stock and no outstanding shares of Preferred Stock on June 30, 2008.

From inception through June 30, 2008, we have issued shares of Common Stock to our founders, partners, and investors as follows.  We have adjusted the number of shares issued to reflect the post-merger shares, or the number of shares the holders received in exchange for Axion shares:

In August 2006, we issued 16,194,117 shares of our Common Stock to founding stockholders without consideration.

In February 2007, we issued 2,857,785 shares of our Common Stock to Rutgers University as partial consideration for issuance of an exclusive license agreement to the Company.  We have estimated the fair market value of those shares to be $20,000.

Pursuant to a management consulting agreement with Regal Capital LLC (“Regal’), we issued 10,288,027 shares of our Common Stock to Regal as payment for management consulting services rendered which totaled approximately $20,000.  The consulting agreement also provides for a monthly fee of $10,000 each during the term of the consulting services and an additional payment of a $230,000 fee structured over time.  We accounted for the entire fee, other than the $10,000 monthly fee, as a cost of raising capital and reduced the proceeds of the private placement completed in December 2007 accordingly.  As of June 30, 2008, we had paid $187,500 of the $230,000 fee.

In December 2007 and January 2008 we completed a private placement of 7,422,620 common shares at $0.137 per share, with gross proceeds totaling $1,019,064.  Approximately 198,139 shares were to repay a $27,164 note payable, with the balance received in cash.  Transaction costs included $120,000 consulting fees and approximately $77,000 in legal fees. In June 2008 we completed an additional private placement of 1,004,545 common shares at $0.22 per share.

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of outstanding warrants and convertible debt as of June 30, 2008.

		Conversion Price	Common Shares Issuable
Class A Warrants	381,890	$1.340	381,890
Class B Warrants	381,890	1.490	381,890
Class E Warrants	752,072	1.186	752,072
Note Warrants issued to advisors in November 2006	189,928	0.570	189,928
Debentures	$1,550,000	$0.100	15,500,0000
Total shares issuable and weighted average price		$0.20	17,326,280

In April, 2008, we issued 149,970 shares of our Common Stock to three former and two current Holdings board members in full settlement of all outstanding past due directors’ compensation, payment of which had not been made since October 2006.  We also issued 100,000 shares to Holdings’s former Chief Executive Officer in lieu of a cash bonus that she was entitled to receive as a result of the Merger.

In April 2008, holders of the Debentures elected to convert $100,000 principal into 1,000,000 shares of Common Stock, and we repaid $200,000 of the outstanding principal. In May 2008, we issued a Series B Debenture (the “Series B Debenture”) in the principal amount of $200,000 to ADH Ventures, LLC, one of the holders of the Debenture which beneficially owns more than 5% of our outstanding Common Stock by virtue of its ownership of the Debentures, with substantially the same terms as the Debentures.

(8)   Stock–based compensation

We did not record any stock-based compensation during the three months ending and period from inception through June 30, 2008.

Pursuant to employment agreements dated January 1, 2008, our Chief Executive Officer will have the right to purchase up to 3,048,304 post-merger shares of Common Stock at an exercise price of $1.00 per 190,519, and our President has the right to purchase up to 1,524,152 post-merger shares of Common Stock at an exercise price of $1.00 per 190,519 shares, under the terms of certain performance-based stock options.  The options have a five year term and will vest upon the achievement of annual revenue targets as follows.

Number of shares (post merger)	Vests upon achievement of annual revenue totaling	Exercise Price	Intrinsic value on date of grant

762,076	$10 million	$1.00 per 190,519 shares	$104,600
1,143,114	$15 million	$1.00 per 190,519 shares	$156,900
1,143,114	$25 million	$1.00 per 190,519 shares	$156,900
1,524,152	$25 million	$1.00 per 190,519 shares	$209,200

The intrinsic value of the options, based on the fair market value of shares sold in a private placement in December 2007, totaled $627,600.  Stock-based compensation expense will be recognized in future periods in accordance with the performance-based terms of the options.

We have five nonqualified stock option plans with 5,825,841 shares available for grant as of June 30, 2008.  Two of the plans expired on September 30, 2003 and 2007; respectively.  Options outstanding under the expired plans will remain outstanding until exercised or cancelled, but no new options will be issued under those plans. The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  Options generally vest equally over a one or two year period from the date of grant or at 25% six months from date of grant and 25% on the anniversary dates of the grant thereafter, as determined by the Board of Directors.  The options are exercisable in whole or in part for a period of up to ten years from the date of grant. All outstanding options are fully vested as any unvested options became fully vested upon the change of control that occurred in connection with the Merger, and no options have been granted pursuant to the plans since that date.

Stock option activity for the plans and the options outside the plans since inception through June 30, 2008, is summarized as follows (shares in thousands):
	Number of Options	Weighted Average Exercise Price Per share
Acquired in recapitalization	410	$1.15
Granted	4,572	—
Exercised	—	—
Canceled	(5)	1.34
Balance, June 30,2008	4,977	$0.09

(9) Litigation and Other Contingencies

In November 2005 and November 2007, Holdings was named as party Holdings to suits filed in the State of Indiana in by the Sycamore Springs Homeowners Association, as well as certain homeowners in the Sycamore Springs neighborhood of Indianapolis, Indiana, and by the developers of the Sycamore Springs neighborhood.  The claimants allege that various Mid-States Engineering entities that are alleged to be subsidiaries of MSE Corporation, which Holdings acquired in 1997, adversely affected the drainage system of the Sycamore Springs neighborhood, and seek damages from flooding that occurred on September 1, 2003.  Mediation efforts held in November 2007 and April 2008 have been successful, and each of the suit have been settled. The agreement is a compromise of disputed claims asserted or which may be asserted by the claimants against the settling defendants for any past, present and future losses, damages, and claims they may have against the settling defendants. The claims from the all three lawsuits arise from a single occurrence with one deductible applying to the matter, and defense actions were provided by Holdings’s insurance carrier.  We assumed a $100,000 obligation payable to our insurer, which represents the deductible pursuant to the terms of Holdings’s insurance coverage’s.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations

(10)	Related Party Transactions

Pursuant to an agreement dated December 6, 2007, Regal Capital, LLC (“Regal”) agreed to provide Axion with management consulting services.  Mr. Mike Martin, an officer and director of Axion, is the managing member of Regal.  As compensation, Axion agreed to pay Regal (i) 54 shares of Common Stock of Axion (10,288,027 post merger shares), (ii) a monthly fee of $10,000 each during the term of the consulting services, and (iii) an additional $230,000.  As of June 30, 2008, we had paid $187,500 of the $230,000 fee.

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

11. Subsequent Event

Effective as of August 4, 2008, Analytical Surveys, Inc (the Issuer”) amended its Articles of Incorporation to change its name to Axion International Holding, Inc. and effectuated a 1-for - 4 reverse stock split of its outstanding Common Stock. All references  to the numbers of Issuer’s Common Stock contained in this Quarterly Report of Form 10-QSB are on a pre-reverse split basis and do not take into account and adjustments for such a reverse stock split

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-QSB. THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WHEN USED IN THIS FORM 10-QSB, OR IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY'S STRATEGY, FUTURE SALES, FUTURE EXPENSES, FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-QSB ARE BASED UPON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS FORM 10-QSB, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES (“CAUTIONARY STATEMENTS”) INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, AND IN THE COMPANY’S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDING MARCH 30, 2008 WHICH ARE INCORPORATED BY REFERENCE HEREIN AND IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON THE COMPANY’S BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

Basis of Presentation

The financial information presented in this Form 10-QSB is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is September 30, and our fiscal quarters end on December 31, March 31 and June 30. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Overview

Axion International Holdings, Inc. (“Holdings”) was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  On March 20, 2008, Holdings consummated an Agreement and Plan of Merger (the “Merger”), among Holdings, Axion Acquisition Corp., a Delaware corporation and direct wholly-owned subsidiary of the Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007, (“Axion”).  Pursuant to the Merger, the Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.  Each issued and outstanding share of Axion became 190,519 shares of Holdings common stock (“Common Stock”), or 36,762,521 shares in the aggregate constituting approximately 90.7% of Holdings issued and outstanding Common Stock the effective date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity.  This report on Form 10-QSB is presented accordingly.

Axion is the exclusive licensee of revolutionary patented technologies developed for the production of structural plastic products such as railroad crossties, bridge infrastructure, marine pilings and bulk heading.  We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics into structural products which are more durable and have a substantially greater useful life than traditional products made from wood, steel and concrete.  In addition, we believe our recycled composite products will result in substantial reduction in greenhouse gases and also offer flexible design features not available in standard wood, steel or concrete products.

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

Reverse Merger Purchase Accounting

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

Results of Operations

Three Months Ended and Period from Inception through June 30, 2008

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

General and Administrative.  General and administrative costs include salaries paid to our executive officers, consulting fees travel, supplies, insurance, professional fees, and patent defense costs,

Depreciation and Amortization.  Depreciation and amortization totaled $6,567 for the three months ending June 30, 2008 and $11,707 period from inception through March 31, 2007.

Interest Expense, Net.  Our Debentures earn interest at the rate of 13% per annum.  Additionally, we amortize the discount that represents the fair value of beneficial conversion feature of the Debentures as interest expense.  Accordingly, we recorded coupon interest expense totaling approximately $59,097 for the three month period ending June 30, 2008 and $225,761 non-cash interest expense from March 20, 2008 through June 30, 2008.  Interest expense in future periods will increase proportionately until the Debenture are converted into Common Stock or repaid in full.

Income Taxes. Federal income tax expense for fiscal year 2008 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the three months ended and the period from inception through June 30, 2008.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit has been recognized for the three months ended and the period from inception through June 30,2008.

Net Loss. We recorded a net loss of approximately $758,299 and $1,282,251 in the three months ended and the period from inception through June 30, 2008.  We will continue to incur losses during the development stage of the Company.

LIQUIDITY AND CAPITAL RESOURCES:  Plan of Operation

As of June 30, 2008, we had $487.000 in cash and cash equivalents.  Our Debentures and Series B Debentures bear interest at the rate of 13% per annum and are due and payable on March 30, 2009, if not converted into Common Stock prior maturity.  As of May 12, the aggregate outstanding principal amount of the Debentures and the Series B Debentures was $1,550,000.  The Debentures and the Series B Debentures are guaranteed by each of the Company’s existing and future subsidiaries.  The Debentures, the Series B Debentures and the guarantees are secured by a first priority lien on substantially all of the Company’s and the Company’s subsidiaries’ assets.  The Debentures and the Series B Debentures are convertible at the option of the holders into Common Stock at a rate of $0.10 per share, and accordingly, we may issue up to 15,550,000 shares of Common Stock if the remaining principal balance is converted in its entirety.  We may also elect to pay interest in the form of Common Stock at the rate of $0.10 per share. We recorded the Debenture at a discount after giving effect to the $986,747 intrinsic value of the beneficial conversion feature and recorded the discount as equity.  We will amortize the discount as interest expense over the life of the Debenture.   We recorded non-cash interest expense for the amortization period from March 20 through June 30, 2008.  The carrying value of the Debenture at June 30, 2008 was $789,013

In our operating activities through inception we have used $983,392 in cash primarily as a result of our initial and continuing activities to commercialize the business.   Financing activities, consisting principally of the sale securities, generated net cash proceeds totaling approximately $1,143,311, from inception through June 30, 2008.  We also acquired $43,000 cash in the reverse merger transaction. We purchased equipment, machinery, software, and leasehold improvements totaling approximately $161,000 and $172.000 during the respective periods as well, including $94,000 for machinery that will be used in the production of our products.  We also invested approximately $48,000 in the acquisition of our license from Rutgers during the period from inception through June 30, 2008.

We assumed approximately $358,000 of liabilities in excess of the fair value of the assets we acquired in the Merger.  Principally all of the obligations are comprised of the fair value of the Debentures, as discounted for the beneficial conversion feature. In April 2008 we completed the sale of certain assets acquired for $486,000 in cash; however, those cash proceeds were held as restricted funds until certain operational milestone were achieved in July 2008.

We believe that our existing sources of capital, including our existing cash and marketable securities, will be adequate to satisfy both operational and capital needs for the next several months.  Our current operating plans are to continue to focus on research and development of our manufacturing process, fabricating specialty molds and manifolds, expanding our marketing and sales and engineering staffs, and our ongoing development of innovative customer solutions.  We anticipate that we will need to raise additional capital over the next several months through additional equity or debt financing. Our ability to pay principal and interest on our outstanding Debentures, which are due in March 2009, as well as to meet our other debt obligations and requirements to fund our planned capital expenditures, depends on our future operating performance and ability to raise capital. There can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us.

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

(b) Changes in internal control over financial reporting. Date:   June 30, 2008.

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 3A(T).  Controls and Procedures

Not applicable.

Part II
Other Information

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under Note 9, “Litigation and Other Contingencies”, to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In April 2008, Holding issued 1,000,000 shares of its Common Stock upon the conversion of $100,000 of the principal under the Debenture. The issuance of such shares was made in reliance upon the exemption from registration afforded by Section 4(2) and the provision of Regulation D under the Securities Act of 1933, as amended

In June 2008, Holdings issued in a private placement 1,004,545 shares of its Common Stock to five purchasers for an aggregate purchase price of $221,000. [There were no underwriters nor any underwriting discounts or commissions with the private placement. The private placement was made in reliance upon the exemption from registration afforded by Section 4(2) and the provision of Regulation D under the Securities Act of 1933, as amended

Item 3. Defaults Upon Senior Securities.

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
Axion International Holdings, Inc.

Date:  August 19, 2008                                                              /s/ James Kerstein
James Kerstein
Chief Executive Officer

Date:  August 19, 2008                                                              /s/ Michael W. Johnson
Michael W. Johnson
Chief Financial Officer