Form 10KSB
AXION INTERNATIONAL HOLDINGS, INC.
filed 2009-01-13
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13111

Axion International Holdings Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

665 Martinsville Road Basking Ridge NJ 07060
(Address of principal executive offices)

(908) 542-0888
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:   none
Securities registered under Section 12(g) of the Exchange Act: Common Stock, without par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐   No  ☒

State issuer’s revenues for its most recent fiscal year, September 30, 2008: $6,472

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,775,273 based on the average bid and asked price of the Common Stock on January 12, 2009

The number of shares outstanding of the registrant’s Common Stock, as of December 29, 2008, was 14,000,637

Documents incorporated by reference:    See Exhibit Index

Transition Small Business Disclosure Format (check one):  Yes ☐   No ☒

TABLE OF CONTENTS

PART I

Note:  Effective as of August 4, 2008, Axion International Holdings, Inc. (“Holdings”) effectuated a 1-for-4 reverse stock split of its outstanding Common Stock.  All references to the number of Holdings’ Common Stock contained in this Annual Report on Form 10-KSB are on a post-reverse split basis, unless otherwise indicated.

Item 1.  Description of Business

Overview

Axion International Holdings, Inc. (“Holdings”), formerly Analytical Surveys, Inc., was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  However, Holdings experienced a steady decrease in the demand for its services. In fiscal 2006, Holdings acted upon its belief that it would not be able to sustain the operations of its historical business.  Holdings focused on completing its long-term contracts that would generate cash and sold its Wisconsin-based operations and assigned its long-term contracts that required new or additional working capital to complete.  Holdings transitioned its principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves.

Holdings’ success as an oil and gas company was contingent upon our ability to raise additional funds in order to build a portfolio of investments that generate cash flow sufficient to meet its operating expenses and capital requirements.  Additionally, Holdings was dependent on outside sources of financing to fund its operations and meet its future obligations.  The oil and gas activities did not result in positive operating results and efforts to secure additional funds were unsuccessful, which severely restricts Holdings’ ability to engage in any additional activities.  In May 2007, Holdings terminated its oil and gas executives and took steps to reduce expenses and commitments in oil and gas investments.

As a result, in November 2007, Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  On March 20, 2008 (the “Effective Date”), Holdings consummated the merger (the “Merger”) of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.  Each issued and outstanding share of Axion became 47,630 shares of Holdings’ common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Holdings’ issued and outstanding Common Stock as of the Effective Date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity.

Business

Axion is the exclusive licensee of patented and patent pending technologies developed for the production of structural plastic products such as railroad crossties, bridge infrastructure, marine pilings and bulk heading. We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics that would otherwise be discarded into landfills into structural products which are more durable, have a substantially greater useful life and offer more flexible design features than traditional products made from wood, steel and concrete.  In addition, we believe our recycled composite products will result in substantial reduction in greenhouse gases because they not only sequester carbon, but also reduce the number of trees needing to be harvested. Furthermore, our products do not contain creosote (a carcinogen used to coat conventional wood crossties).

We are currently marketing and selling our structural products and fire retardants to both the U.S. domestic and international railroad industry, the U.S. military, and industrial engineering and contracting firms. We anticipate that our initial products will consist of: (1) structural composite railroad crossties, (2) fire retardant composite railroad crossties, (3) structural composite I-beams along with tongue and groove planking and (4) two fire retardants.  In July and September 2008 we received orders from the US Army for the fabrication and installation of two thermoplastic composite I-Beam tank bridge at Fort Bragg, North Carolina which are required to support loads of approximately 140,000 pounds.

 Products

The crosstie is similar to products previously sold by Polywood, Inc., a company founded by James Kerstein, one of Axion’s founders and our Chief Executive Officer.  The fire retardant composite railroad crosstie will be a new generation of that crosstie.  We anticipate the sales of crossties to be made to both freight and transit line railroads whose cost benefit analysis evaluated the utility of installing plastic crossties in high stress, overhead and moisture-laden areas.  Our fire retardant crosstie addresses not only moisture decay and leaching of creosote but also fire vulnerability.

The structural composite I-beams (patent pending) and tongue and groove planking (patent pending) are innovative products that will revolutionize the structural material marketplace. These products were successfully installed for a vehicular bridge over the Mullica River in the New Jersey Pine Barrens in 2003.  The design features that made this installation unique were the use of less material and ease of interoperability of the construction parts.  In addition, an earlier bridge construction was successfully completed at Ft. Leonard Wood, Missouri in 1998.  Based on a 2007 analysis conducted by the U.S. Corps of Army Engineers, we believe that these bridges are as durable today as they were when first installed and have required minimal maintenance. We anticipate supplying product for the construction of additional bridges and selling these products as a solution for waterfront bulkhead projects.

The two fire retardants consist of: (1) a thermoplastic fire retardant that will be applied to the plastic crosstie and (2) a multi-surface fire retardant that can be applied to a variety of surfaces (wood, metal, and plastic). We intend to continue to develop new supplemental technologies that will serve to not only expand our market capabilities but also serve as barriers to entry by others.

Sales and Marketing

We have actively commenced sales efforts to the railroads. Since railroad sales are important to our early success, initial sales are being handled by our management team whose members, through their prior activities, have a background in and connections with this industry.  The Company’s initial objectives are to secure sales orders for composite crossties (including ones that are treated with a fire retardant) from railroads and transit line railroads, vehicular bridges from both the US Army, and civilian contracts.  Our initial sales and marketing efforts have been positively received in the marketplace and our initial success with the US Army is an indication of the acceptance of our products in the market.

With adequate funding, we intend to establish market facing business units, each team will function as a fully accountable, entrepreneurial unit, graded against its own performance metrics. These business units will be an extended part of the corporate strategic planning initiatives and will be supported by corporate branding, polymer engineering research, production capabilities and in-house customer service.

Manufacturing

Axion does not plan on manufacturing the aforementioned products. We believe that our outsourcing model will give us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers, and minimize our capital requirements. We contacted and discussed the production of our products with multiple outsourced manufacturers who have the skills and capabilities to produce our products.  Our objective is to transfer the necessary intellectual property to these extrusion specialists so that they may manufacture products to the specifications required by our designs and with our direct supervision.

We expect that the outsourcing manufacturers will be responsible for the implementation of our quality control program, and Axion will be responsible for the sourcing of the raw materials and monitoring all phases of production.

Exclusive License Agreement from Rutgers University

Pursuant to a License Agreement (the “License Agreement”) with Rutgers, Axion has acquired an exclusive royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import and export products made using patent and patent pending applications owned by Rutgers.  As a result of the License Agreement, Axion was granted the right to grant sublicenses. We plan to use these patented technologies in the production of structural plastic products such as railroad crossties, bridge infrastructure, utility poles, marine pilings and bulk heading.

Axion is obligated to pay 1.5-3.0% royalties on various product sales to Rutgers, subject to a minimum of $10,000 in calendar year 2008, and to reimburse Rutgers for certain patent defense costs.  We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.

The License Agreement runs until the expiration of the last to expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.

The Market

We are focused on infrastructure solutions and we have identified four major U.S. vertical markets:

•	Transportation–railroad ties, bridge timbers and switch ties; fire retardants
•	Marine-pilings; bulkheads
•	General industrial-cell towers and wind turbine poles; sound barriers; boardwalk super structure; fire retardants
•	Military-fire retardants, pallet delivery system for airlift cargo

Within each of these vertical markets, products have been previously manufactured utilizing Rutgers’ technology; some of which has been tested, sold and installed; while others are in development.

Transportation

·	In recent years, between 18,000,000 to 20,000,000 crossties have been purchased annually.

·
Of the estimated 20 million ties purchased in 2007, the Company believes 15-30% were installed in areas considered most conducive to alternative, non-wooden, ties. The Company therefore believes that the alternative tie market is approximately 3,000,000 ties per year (i.e. 20,000,000 x 15%), or approximately a $300 million per year market for the Class I railroads.

·	Additional opportunities in the rail market include rail bridges; switch sets (turnouts), rail crossings, and the addition of fire retardant materials as a safety feature.

·	The Transportation vertical could also be expanded to include highway guard rails and posts, sign posts, and other products for state and federal departments of transportation.

Marine

·
According to the General Accounting Office’s Report on Marine Transportation (2002), “During fiscal years 1999 through 2001, federal agencies expended an average of $3.9 billion each year on the marine transportation system.”

·	Public and private boat docks and marinas; piers and bulk heading along any seaboard, river, or estuary.

General Industrial

·	Federal Highway Administration Estimate - $83.4 billion each year over the next 20 years to repair highways and bridges.

·
According to the US Department of Transportation and the Federal Highway Administration, “The nation spends at least $5 billion per year for highway bridge design, construction, replacement, and rehabilitation.”

·	Bridges, cell towers and wind turbine poles, sound barriers, boardwalk and residential decking super structure.

Military/Government Contracts

·	The Department of Defense Budget (2007) includes military construction in the amount of $12.6 billion and research and development of $73.2 billion.

·	Infrastructure, fire retardants, pallet delivery system.

Competition

We compete with traditional construction material suppliers and at least one company, North American Technology Group, that offers a polymer composite product that competes in the railroad tie market.  Most of our potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of structural plastic products similar or superior to our technology, which may result in our product becoming less competitive or obsolete. Competition from other companies, and possibly from universities and research institutions, may increase as advances in technology are made.

Benefits: Environmental impact, performance and cost

Utilizing virtually 100% recycled plastic, our structural products have the distinct advantage of being environmentally friendly.  Our products address the increasing worldwide environmental concerns for deforestation coupled with the specific goals for recycling, reducing greenhouse gases and manufacturing products without toxic materials.  We believe that our products in certain installations will last longer than conventional creosote treated wooden ties, offering significant cost savings in maintenance and product replacement, and will have freedom from biological attack (including termites).

Intellectual Property

Our licensed technologies are in two broad areas: structural formulations and fire retardants. We plan to protect our products’ unique characteristics by combining design features with material formulations and processing techniques.  The compositions are used to produce structural materials from waste materials. The processing capacity allows the production of efficient shapes from these blends and the creation of fire retardants.

In the area of compositions, there are five different compositions that all consist of HDPE (High Density Polyethylene) a polymer commonly available from post-consumer and post-industrial waste streams, together with either stiffer polymers or in combination with fiberglass. Since our most completely tested and accepted product solution is presently railroad crossties, it is important to note that each of these polymer combinations can be used in railroad crosstie manufacturing.

We have a license from Rutgers for a pending patent on a unique processing technology that produces finer microstructures in the blends, and leads to even tougher end products.

Included in our license are three pending general patents covering manufactured shapes. One of the patents covers both I-beams and tongue-in-groove planking. Another covers a method to produce even longer I-beams with variable shapes.   The third covers a newly designed railroad crosstie that obviates the need for the expensive steel tie plate.

We also have licenses from Rutgers for two pending fire retardant patents. One retardant is designed to be sprayed onto plastic lumber and render it unable to sustain a fire. This technology is designed to coat thermoplastics. The other fire retardant coating was developed for the US Military, specifically to be used to protect their ammunition boxes.

Human Resources

As of December 31, 2008, we had five full time employees and one part-time employee.

Risk Factors

In addition to the other information set forth in this Form 10-KSB the issues and risks described below should be considered carefully in evaluating our outlook and future.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our Common Stock could decline and you could lose all or part of your investment.

Axion has not generated any meaningful operating revenues.   If we are unable to commercially develop and sell our structural plastic products, we will not be able to generate profits and we may be forced to curtail operations.

As of the date hereof, Axion has generated limited revenues.   As a result, we have limited operating revenue and we anticipate that, for at least the near future, we will operate at a loss.  Our ultimate success will depend on our ability to commercially develop and sell our structural plastic products.  If we are unable to commercially develop and sell our structural plastic products, we will not be able to generate profits and we may be forced to curtail operations.

We are dependent on our ability to raise capital from external funding sources.  If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations.

We have not generated any cash flow from operations and we will not be cash flow positive for some time.  We have limited financial resources.  As a result we may need to obtain additional capital from outside sources to continue operations and commercialize our business plan.  We cannot assure that adequate additional funding will be available, especially given the current financial turmoil.  If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

Our ability to execute our business plan depends upon our ability to obtain financing through

•	bank or other debt financing,
•	equity financing,
•	strategic relationships and/or
•	other means.

Our independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for fiscal year 2008, based on the significant operating losses and a lack of external financing.  As of September 30, 2008, the amount of our accumulated deficit was approximately $2,271,320.  Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

Our products are new and, for the most part, have limited acceptance in the marketplace.  If our products do not receive market acceptance, our ability to execute our business plan most likely will be adversely affected.

Although earlier versions of our structural composite railroad crossties, I-beams and bridge decking were sold by Polywood over four years ago, none of our other products, including our fire retardant composite railroad crossties, have been sold and are new and untested in the marketplace.  Potential customers are often resistant to trying new untested products.  If our products do not receive market acceptance, our ability to commercialize our business plan most likely will be adversely affected.

Our business will be highly reliant on third party manufacturers. If one or more manufacturers that we engage do not meet our manufacturing requirements, our ability to manufacture and sell our products will be materially impaired.

We plan on relying on third parties to manufacture our products, and during 2008, we entered into agreements with one or more experienced third parties to manufacture our products. Consequently, we are dependent on third party outsourcing for the manufacture of our products. Our business is dependent upon our retention of manufacturers and the development and deployment by third parties of their manufacturing abilities. There can be no assurance that we will obtain the requisite manufacturers or, once retained, that these manufacturers will be able to meet our manufacturing needs in a satisfactory and timely manner, or that we can obtain additional manufacturers when and if needed. Although we believe there are a number of potential manufacturers available, if we are unable to retain manufacturers quickly or cost effectively, our ability to manufacture and sell our products will be materially impaired. Our reliance on third party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the manufacturing process, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements. Although we believe that these manufacturers will have an economic incentive to perform such manufacturing for us, the amount and timing of resources to be devoted to these activities is not within our control, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, an interruption in supply from one or more of such manufacturers, or the inability to obtain additional manufacturers when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

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

Because our competitors may have greater financial, marketing and research and development resources, we may not be able to successfully compete in our industry.

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

Our success will depend to a significant extent, on the performance of Messrs. Kerstein, Marc Green, our President and Treasurer, and Michael Johnson, our Chief Financial Officer, and others who we hire. We do not anticipate having key person insurance in place in respect to these or other key personnel. To the extent that the services of any of our key personnel become unavailable, we will be required to retain other qualified persons. We may not be able to find a suitable replacement for any such person. The loss of the services of key persons could have a material adverse effect on our business, financial condition and results of operations.

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

If we or our manufacturers were found to be infringing any third party patents, we or they could be required to pay damages, alter our or their products or processes, obtain licenses or cease certain activities. We cannot be certain that if we or they required licenses for patents held by third parties that they would be made available on terms acceptable to us or them, if at all.

Management and affiliates own enough shares to have a substantial impact on shareholder vote which may limit shareholders’ ability to influence various corporate actions.

Our executive officers, directors, affiliates and entities controlled by them own approximately 33.8% of the outstanding Common Stock. As a result, these executive officers and directors will have a substantial impact on the vote on matters that require stockholder approval such as election of directors, approval of a corporate merger and reorganization, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, affecting a stock split, amending our Articles of Incorporation or other material corporate actions.

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

As of September 30, 2008, we had outstanding warrants and debentures that, when exercised and converted, could result in the issuance of up to 2,156,400 additional shares of common stock.  In addition, our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. We currently have no preferred stock outstanding. To the extent that outstanding warrants and debentures or similar instruments or convertible preferred stock issued in the future are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our Common Stock.   Thus, the rights of the holders of Common Stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

Future sales of our Common Stock may cause stock price to decline.

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales may occur, could cause the market price of our Common Stock to decline.  In addition, the sale of our Common Stock could impair our ability to raise capital through the sale of additional common or preferred stock.

Our stock price is highly volatile and the purchase or sale of relatively few shares can disproportionately influence the share price.

The trading price and volume of our Common Stock has been and may continue to be subject to significant fluctuations in response to:

•	our ability to execute our business plan;
•	actual or anticipated quarterly variations in our operating results;
•	the success of our business and operating strategy; and
•	the operating and stock price performance of other comparable companies.

The trading price of our Common Stock may vary without regard to our operating performance. Historically, we have been a thinly traded stock, therefore relatively few shares traded can disproportionately influence share price.

We have limited operating history with regard to our new business and, as a result, there is a limited amount of information about us on which to make an investment decision.

Our new business is just getting started and we have obtained only limited revenues. Accordingly, there is very little operating history upon which to judge our current operations.

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

Item 2. Properties

Axion owns no real property and rents approximately 1,000 square feet of space in Basking Ridge, New Jersey pursuant to an oral month-to-month lease at a monthly rent of $2,100.  These premises serve as the corporate headquarters.

Item 3.  Legal Proceeding

In November 2005 and November 2007, Holdings was named as party to suits filed in the State of Indiana by the Sycamore Springs Homeowners Association, as well as certain homeowners in the Sycamore Springs neighborhood of Indianapolis, Indiana, and by the developers of the Sycamore Springs neighborhood.  The claimants alleged that various Mid-States Engineering entities that are alleged to be subsidiaries of MSE Corporation, which Holdings acquired in 1997, adversely affected the drainage system of the Sycamore Springs neighborhood, and sought damages from flooding that occurred on September 1, 2003.  Mediation efforts held in November 2007 and April 2008 have been successful, and each of the suits has been settled. The agreement is a compromise of disputed claims asserted or which may be asserted by the claimants against the settling defendants for any past, present and future losses, damages, and claims they may have against the settling defendants. The claims from the all three lawsuits arise from a single occurrence with one deductible applying to the matter, and defense of the actions were provided by Holdings’ insurance carrier.  We assumed a $100,000 obligation payable to our insurer, which represents the deductible pursuant to the terms of Holdings’ insurance coverage.

In April 2006, Holdings commenced an action against Tonga Partners, L.P. (“Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1, 701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for a short-swing profits.  In September 2008, the District Court granted Holdings summary judgment against Tonga for disgorgement of short-swing profits in the amount of $4,965,898.  The defendants have indicated that they will be appealing from the order granting Holdings summary judgment.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters To A Vote Of Security Holders

On July 3, 2008, Holdings held a special meeting of its shareholders.  The purpose of the meeting was to (a) approve changing the name of Holdings from “Analytical Surveys, Inc.” to “Axion International Holdings, Inc.”; (b) approve a reverse stock split of the outstanding Common Stock on a 1-for-4 basis; (c) to approve an amendment to Holdings’ Article of Incorporation to permit actions of the shareholders to be taken without a meeting by written consent of the holders of the minimum number of votes necessary to authorize such action; and (d) to approve an amendment to Holdings’ Article of Incorporation to permit actions of the shareholders on matters other than the election of directors to be approved if the votes cast favoring the action exceed the votes cast opposing the action, unless otherwise required by law or the Articles of Incorporation.  Each such matter was approved at the special meeting by the shareholders, and as a result, effective as of August 4, 2008, “Analytical Surveys, Inc.” amended its Articles of Incorporation to change its name to “Axion International Holdings, Inc.” and effectuated a 1-for-4 reverse stock split of its outstanding Common Stock.  The following table sets forth the number of votes cast (on a pre-reverse split basis) for and against, as well as the number of abstentions for each such matter.  There were no broker non-votes as to any such matter.

	For	Against	Abstain
Name change from “Analytical Surveys, Inc.” to “Axion International Holdings, Inc.”	31,767,807	207,939	110,116
Reverse stock split of outstanding Common Stock on a 1-for-4 basis	31,556,379	516,074	13,409
Amendment to Articles of Incorporation to permit action by written consent of shareholders	31,532,349	475,639	77,874
Amendment to Articles of Incorporation to permit action if votes cast in favor exceed the votes cast opposing such action	31,553,804	366,494	165,564

PART II.

Item 5.  Market For Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

As of September 30, 2008, there were approximately 4,400 record holders of our Common Stock, and there were 13,978,136 shares of our Common Stock outstanding.  Our Common Stock has been traded on the Over-the-Counter Bulletin Board since June 1, 2007.  From June 1, 2007 to August 3, 2008, our Common Stock was traded under the symbol “ANLT”, and then following the name change, since August 4, 2008, the date of the reverse split, our Common Stock was traded under the symbol “AXIH”.  From April 3, 2007, until June 11, 2007, our Common Stock was traded on the OTC Pink Sheets.  Prior to April 3, 2007, our Common Stock was traded on the NASDAQ Capital Market.  Our business changed to that of Axion’s on March 20, 2008, the date of the merger.  The following table sets forth the high and low sales prices for our Common Stock (on a post-reverse split basis) as reported on NASDAQ or Over-the-Counter Bulletin Board, as applicable, by quarter during each of our last two fiscal years.  The high and low sale prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended September 30, 2008
First quarter	$0.68	$0.32
Second quarter	0.72	0.32
Third quarter	1.84	0.72
Fourth quarter	1.80	0.93

Year Ended September 30, 2007
First quarter	$4.04	$1.76
Second quarter	3.80	1.76
Third quarter	2.36	0.68
Fourth quarter	1.20	0.24

Dividends

Since becoming a public company, we have not declared or paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.  We presently expect that we will retain all future earnings, if any, for use in our operations and the expansion of our business.

Sales of Unregistered Securities

In August 2008, a holder of our convertible debentures elected to convert $282,564 of principal into 706,410 shares of Common Stock.  In September 2008, holders of our debentures elected to convert an additional $714,200 of principal into 2,109,833 share of Common Stock.  The issuance of such shares was made in reliance upon the exemption from registration afforded by Section 4(2) and the provisions of Regulation D under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

None

Item 6. Management’s Discussion and Analysis or Plan of Operations

The discussion of our financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-KSB. This Form 10-KSB contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, or in the documents incorporated by reference into this Form 10-KSB, the words “anticipate,” “believe,” “estimate,” “intend”, “expect”, “may”, “will” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-KSB are based upon information available to us on the date of this Form 10-KSB, and we assume no obligation to update any such forward-looking statements. Our actual results, performance and achievements could differ materially from those discussed in this Form 10-KSB.

Overview

Axion International Holdings, Inc. (“Holdings”) was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  On March 20, 2008, Holdings consummated an Agreement and Plan of Merger (the “Merger”), among Holdings, Axion Acquisition Corp., a Delaware corporation and direct wholly-owned subsidiary of the Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007, (“Axion”).  Pursuant to the Merger, the Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.  Each issued and outstanding share of Axion became 47,630 shares of Holdings common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Holdings issued and outstanding Common Stock as of the effective date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.

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

Inventories.  Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials.  No adjustment has been to the cost of inventories as of September 30, 2008.

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

Loss per share:  We have adopted SFAS No. 128, "Earnings per Share."  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. There were no dilutive securities outstanding for the period ended September 30, 2008.

Concentration of credit risk: Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2008, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents totaled approximately $138,826. We believe these balances are not at risk as they are held by sound financial institutions.

Stock Based Compensation: We have adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Share-Based Payment Compensation,” (Revised 2004), disclosure requirements of SFAS No. 123R, for stock options and similar equity instruments (collectively, “Options”) issued to employees.  As of September 30, 2008, we have not incurred any stock based compensation expense. At September 30, 2008, the unamortized value of employee stock options under SFAS No. 123R was approximately $627,600, which will be expensed in future periods in accordance with the terms of the performance-based terms of the options.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.  SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) will have a material impact on our financial statements.

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

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” (revised 2007), and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FAS 142-3 will have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that the adoption of FSP 03-6-1 will have on its consolidated financial position, results of operations and cash flows.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 requires more extensive disclosure regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP 133-1 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP 133-1 also clarifies the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that the adoption of FSP 133-1 will have on its consolidated financial position, results of operations and cash flows.

Litigation.  We are subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business.  Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel.  When estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS No. 5 “Accounting for Contingencies”, amounts are recorded as charges to operations.  The ultimate resolution of any exposure may change as further facts and circumstances become known.  See Note 11 – “Litigation and Other Contingencies”.

Results of Operations

From Inception through September 30, 2008

Revenue. We are a development stage commercial company and have not generated any meaningful revenues from operations. Revenues of $6,472 were primarily related a purchase of 6,000 railroad crossties to a foreign transit authority for testing.

Research and Development Costs.  Research and development costs totaled $310,761 and included expenses related to prototype molds and products, professional consulting fees, membership dues paid to technology-related organizations that are directly related to our license, as well as salaries and expenses related to the development of our quality control processes.  We continue to work with the lead scientist at Rutgers University to enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

Marketing and Sales Expenses.  Marketing and selling expenses totaled $90,945 and included salaries and expenses directly related to our marketing and selling efforts.  We are in the early stages of implementing our marketing and sales strategies. Our initial target markets are the domestic and international railroad industry, the U.S. military, golf architecture, and industrial engineering firms. We have had early success with the US Army - in July and September, we received orders for the fabrication and installation of two thermoplastic composite I-Beam tank bridge at Fort Bragg, North Carolina.

General and Administrative.  General and administrative costs totaling $1,180,169 include salaries paid to our executive officers, consulting fees, travel, supplies, insurance, professional fees and patent defense costs.

Depreciation and Amortization.  Depreciation and amortization totaled $25,609 from inception through September 30, 2008.

Interest Expense, Net.  Our Debentures and Series B Debentures earned interest at the rate of 13% per annum until September 29, 2008.  Commencing on September 29, 2008, our Debentures, Series B Debentures and New Debentures earned interest at the rate of 9% per annum.  Accordingly, we recorded coupon interest expense totaling approximately $104,439 for the period ending September 30, 2008.  Additionally, we amortize the discount that represents the fair value of beneficial conversion feature of the Debentures, Series B Debentures and New Debentures as interest expense. We recorded approximately $405,677 in non-cash interest expense from March 20, 2008 through September 30, 2008 as we amortized the debenture discounts.  We recorded an additional non-cash interest expense totaling $179,950 principally related to the issuance of a new debenture issued as an incentive to a party that acquired portions of our debentures.   Interest expense in future periods will increase proportionately until such debentures are converted into Common Stock or are repaid in full.

Income Taxes. Federal income tax expense for fiscal year 2008 is projected to be zero. Accordingly, an effective federal income tax rate of 0% was recorded for the period from inception through September 30, 2008.  As a result of the uncertainty that sufficient future taxable income can be recognized to realize additional deferred tax assets, no income tax benefit from inception through September 30, 2008 was recorded.

Net Loss. We recorded a net loss of approximately $2,271,320 through September 30, 2008.  We will continue to incur losses during the development stage of the Company.

Liquidity And Capital Resources:  Plan Of Operation

As of September 30, 2008, we had $138,826 in cash and cash equivalents.  Our debentures bear interest at the rate of 9% per annum and are due and payable on September 30, 2010, if not converted into Common Stock.  As of September 30, 2008, the aggregate outstanding principal amount of the debentures was $725,763. The Series A Debentures and the Series B Debentures are convertible at the option of the holders into Common Stock at a rate of $0.40 and $0.30 per share, and accordingly, we may issue up to 1,614,954 shares of Common Stock if the remaining principal balance is converted in its entirety.  The New Debentures are convertible at the option of the holders into Common Stock at a rate of $1.50 per share, and accordingly, we may issue up to 115,000 shares of Common Stock if the remaining principal balance is converted in its entirety.  We may also elect to pay interest in the form of Common Stock at the applicable conversion rate of each debenture. We recorded the debentures at a discount after giving effect to the $986,747 intrinsic value of the beneficial conversion feature and recorded the discount as equity.  We are amortizing the discount as interest expense over the life of the debentures as the carrying value of the debentures accretes to the respective face values.   We recorded non-cash interest expense for the period from March 20 through September 30, 2008 totaling $585,119.  The carrying value of the debentures at September 30, 2008 was $307,243.

We have used $1,297,391 in our operating activities since inception, primarily as a result of our initial and continuing activities devoted to commercializing our business.   Financing activities, consisting principally of the sale of securities, generated net cash proceeds totaling approximately $1,337,242 from inception through September 30, 2008. We used $358,742 to purchase equipment, machinery, software, and leasehold improvements from inception to September 30, 2008, including $261,425 for machinery and $56,329 for software that will be used in the production and design of our products.  We also invested approximately $48,000 in the acquisition of our license from Rutgers during the period from inception through September 30, 2008.  We received $506,000 from the sale of assets we acquired in the Merger.

We assumed approximately $358,000 of liabilities in excess of the fair value of the assets we acquired in the Merger.  Principally all of the obligations are comprised of the fair value of the debentures, as discounted for the beneficial conversion feature. We believe we will need to raise additional capital through additional equity or debt financing in order to fund our operations and repay our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, enhance our research and development capabilities, expand our marketing and sales and engineering staffs, and continue to develop innovative solutions.  Our ability to pay principal and interest on our outstanding debentures, which are due in September 2010, as well as to meet our other debt obligations and requirements to fund our planned capital expenditures, depends on our future operating performance and ability to raise capital. We may receive a substantial amount of cash pursuant to the judgment rendered against Tonga, but the outcome and the timing of the appeal filed by Tonga is uncertain.  We anticipate that we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months.  There can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us. Please see the Risk Factor “We are dependent on our ability to raise capital from external funding sources.  If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations” in “Item 1.  Description of Business” above.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7.  Financial Statement

The information required by this item is included in pages F-1 through F-22 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended 9the “Exchange Act”)) as of September 30, 2008.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes, in accordance with generally accepted accounting principles.  The effectiveness of any system of internal control over financial reporting is subject to inherent limitations and therefore, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of future periods are subject to the risk that the controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation.our management  concluded that as of September 30, 2008 , our internal controls over financial reporting were effective,

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and its internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names and ages of all of our current executive officers and directors along with their current positions.

Name                                          Age                   Position
James Kerstein                           50                   Chief Executive Officer and Director
Marc Green                                 61                   President, Treasurer and Director
Michael Johnson                       56                   Chief Financial Officer
Michael Martin                          58                   Secretary and Director
Lori A. Jones                              51                   Director

The principal occupations for the past five years (and in some instances, for prior years) of each of our executive officers and directors are as follows:

James J. Kerstein. Mr. Kerstein has served as one of our directors and as our Chief Executive Officer since the Effective Date.  He has served as the Chief Executive Officer of Axion since 2007.  Prior to joining Axion, Mr. Kerstein was the President of Plast-O-Matic Valves Inc., a privately-held manufacturer of high end polymer valves focused on the semiconductor and wastewater industries.   From 1996 to 2004, he was the founder, Chief Executive Officer, President and Chairman of Polywood, Inc., a manufacturer of recycled plastic resins utilizing the Rutgers University developed technologies for the production of structural plastic products.  Mr. Kerstein is credited as a co-inventor on multiple patents dealing with formulations and uses of recycled plastics

Marc Y. Green. Mr. Green has served as one of our directors and as our President and Treasurer since the Effective Date.  He has served as President and Treasurer of Axion since its inception in August 2006.  From July 2007 to December 2007, Mr. Green was an Investment Advisor at Merrill Lynch Private Client Group advising high net worth individuals  Prior to joining Merrill Lynch, Mr. Green was a Senior Vice President of Keefe, Bruyette & Woods, an investment banking firm, managing institutional sales.  From March 2003 to September 2004, Mr. Green served as Chief Operating Officer of Polywood, Inc.

Michael Johnson. Mr. Johnson was appointed as our Chief Financial Officer in April 2008.  Mr. Johnson devotes approximately 30% of his time to our business.  He is the founder and chief executive officer of Trumpe Global Enterprises, a management consulting firm, and served as a Managing Director and Chief Financial Officer of JP Morgan Chase in their Technology & Operations division from September 2000 to December 2005.  Prior to joining JP Morgan Chase, Mr. Johnson was an Executive Vice President and Chief Financial Officer of African Continental Telecommunications Holdings Ltd., an African satellite telecommunications venture, from August 1997 to August 2000.  Mr. Johnson served as Senior Vice President of Finance and Administration for NFL Properties from April 1996 to July 1997.  From 1982 to 1996, Mr. Johnson served in various capacities at AT&T, including Chief Financial Officer and Vice President of General Business Communication Systems.

Michael M. Martin. Mr. Martin has served as our Secretary since the Effective Date and as one of our directors since May 2008.  He is presently a partner in Regal Capital, LLC, an M&A firm that specializes in developing strategic financial and business models for emerging companies in strategic markets.  Prior to his partnership at Regal, Mr. Martin had served as Chief Executive Officer of BioEnergy of America, Inc., a company dedicated to developing renewable sources of energy, and as managing director of R&M Financial Associates, a merger and acquisition consulting firm specializing in small and mid-size companies across multiple industries.  From 1991 to 1999, he was Chairman and President of Proformix, Inc., a publicly traded manufacturer of computer equipment. He has also served as President of Centercore of NJ, a business-to-business consulting company, as well as President and of Centercore, Inc., a publicly traded manufacturing company.  Mr. Martin also serves on the Board of Directors of Adherex Technologies, Inc. and Millennium Biotechnologies Group, Inc.

Lori A. Jones. Ms. Jones has served as one of our directors since December 1, 2006.  She served as our Chief Executive Officer from December 2004 to the Effective Date.  Ms. Jones served as our interim Principal Financial Officer from December 2006 to the Effective Date and as our Chief Financial Officer from January 2003 until December 2004.  From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company.  From May 2000 to March 2001, Ms. Jones served as the chief financial officer of Worldmerc Incorporated. From January 1999 to May 2000, Ms. Jones was the chief financial officer of Billserv Inc., an electronic billing presentation and payment service company.  From May 1990 to December 1998, Ms. Jones served in various capacities, including chief financial officer, at Docucon, Inc., a document imaging services company.  Ms. Jones is a C.P.A. and holds a M.B.A. from the University of Texas at San Antonio.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

During the past five years, none of our executive officers, directors, promoters or control persons has been involved in a legal proceeding material to an evaluation of the ability or integrity of such person.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during fiscal 2008, all such filing requirements were met, except Mr. Johnson failed to file a Form 3 upon becoming the Chief Financial Officer.

Code of Ethics

The Company adheres to the highest legal and ethical standards in business. We adopted a code of ethics which our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization.  Our code of ethics may be found on our website at www.axion.com.  We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

Item 10.  Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation, paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer, our former Chief Executive Officer and all other executive officers who received or are entitled to receive compensation in excess of $100,000 during the stated period.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All other Compensation	Total
		($)	($)	($)	($)	($)
James Kerstein	2008	208,000	-	-	10,200(1)	218,200
Chief Executive Officer

Marc Green	2008	120,000	-	-	-	120,000
President and Treasurer

Michael Johnson (2)	2008	22,500	-	-	-	22,500
Chief Financial Officer

Mike Martin	2008	-	-	-	-	-
Secretary

Lori A. Jones (3)	2008	38,586	-	-	9,300	47,866
Former President, Chief Executive Officer and interim Principal Financial Officer	2007	175,000	50,000	9,964	3,328(4)	238,292

(1) Includes automobile allowance in the amount of $850.00 per month.
(2) Michael Johnson joined the in April 21, 2008 as Chief Financial Officer on a part-time basis
(3) Lori A. Jones resigned as President, Chief Executive Officer and interim Principal Financial Officer on March 20, 2008.
(4) Includes employer’s matching contribution to the 401k Incentive Savings Plan

Employment Agreements

James Kerstein

Axion entered into an employment agreement, dated as of January 1, 2008, with Mr. Kerstein that provides for his continued employment with Axion as Chief Executive Officer through January 1, 2013. Under the terms of the employment agreement, Mr. Kerstein receives annual base compensation in the amount of $208,000, which will be increased to the following amounts upon reaching the following revenue milestones: (i) $388,000 upon Axion achieving annual revenues of $10,000,000, (ii) $488,000 upon Axion achieving annual revenues of $15,000,000, and (iii) $508,000 upon Axion achieving annual revenues of $25,000,000.  Mr. Kerstein is also entitled to receive benefits (including health insurance) provided to other senior executives and automobile allowance of $850 per month.

In addition, Mr. Kerstein was awarded options to purchase 16 shares of Common Stock of Axion at an exercise price of $1.00 per share.  As a result of the Merger and the reverse stock split, such options were automatically converted into the right to purchase 762,076 shares of Common Stock of the Company, at an exercise price of $.00002 per share.  The options are exercisable for a term of five years, of which (i) 190,519 shares vest upon Axion achieving annual revenues of $10,000,0000, (ii) 285,779 shares vest upon Axion achieving annual revenues of $15,000,000 and (iii) 285,779 shares vest upon Axion achieving annual revenues of $25,000,000; provided, all of the options vest in the event of (i) a change of control, as defined in his employment agreement, (ii) termination of Mr. Kerstein’s employment by Axion without cause, as defined in his employment agreement, or (iii) termination of Mr. Kerstein’s employment by Mr. Kerstein  for good reason, as defined in the employment agreement.

If Mr. Kerstein is terminated without cause, as defined in his employment agreement, or by Mr. Kerstein for good reason, as defined in his employment agreement, he will receive (i) the remainder of his salary, (ii) benefits provided to other senior executives and (iii) automobile allowance of $850 per month, each through the normal expiration date of his employment term.  If Mr. Kerstein is terminated due to his permanent disability, he will receive for a period of six months (i) his base salary, (ii) benefits provided to other senior executives and (iii) automobile allowance of $850 per month.  In addition, if Mr. Kerstein is terminated due to his death, he will receive base salary for a period of six months.

The agreement also contains covenants governing confidentiality, non-competition and non-solicitation upon the termination of his employment. The non-compete continues for a period of 12 months following termination of Mr. Kerstein’s employment.

Mr. Kerstein’s agreement was amended in December 2008 solely for the purpose of making it more compliant with provisions of Section 409A of the Internal Revenue Code that took effect on December 31, 2008.

Marc Green

Axion has entered into an employment agreement, dated as of January 1, 2008, with Mr. Green that provides for his continued employment with Axion as President through January 1, 2011. Under the terms of the employment agreement, Mr. Green receives annual base compensation in the amount of $120,000, which will be increased to the following amounts upon reaching the following revenue milestones:  (i) $150,000 upon Axion achieving annual revenues of $10,000,000, and (ii) $180,000 upon Axion achieving annual revenues of $25,000,000.  Mr. Green is also entitled to receive benefits (including health insurance) provided to other senior executives.

In addition, Mr. Green was awarded options to purchase 8 shares of Common Stock of Axion at an exercise price of $1.00 per share.  As a result of the Merger and reverse stock split, such options were automatically converted into the right to purchase 381,038 shares of Common Stock of the Company, at an exercise price of $.00002 per share.  The options are exercisable for a term of five years and vest upon Axion achieving annual revenues of $25,000,000; provided, all of the options vest in the event of (i) a change of control, as defined in his employment agreement, (ii) termination of Mr. Green’s employment by Axion without cause, as defined in his employment agreement, or (iii) termination of Mr. Green’s employment by Mr. Green for good reason, as defined in the employment agreement.

If Mr. Green is terminated without cause, as defined in his employment agreement, or by Mr. Green for good reason, as defined in his employment agreement, he will receive (i) his base salary for up to one year, (ii) benefits provided to other senior executives (including health insurance) through the normal expiration date of his employment term and (iii) automobile allowance of $850 per month through the normal expiration date of his employment term.  If Mr. Green is terminated due to his permanent disability, he will receive for a period of six months (i) his base salary, and (ii) benefits provided to other senior executives.  In addition, if Mr. Green is terminated due to his death, he will receive base salary for a period of six months.

The agreement also contains covenants governing confidentiality, non-competition and non-solicitation upon the termination of his employment. The non-compete continues for a period of 12 months following termination of Mr. Green’s employment.

Mr. Green’s agreement was amended in December 2008 solely for the purpose of making it more compliant with provisions of Section 409A of the Internal Revenue Code that took effect on December 31, 2008.

Lori A. Jones

Holdings had entered into an employment agreement, dated as of April 1, 2005, with Ms. Jones that provided for her continued employment as Chief Executive Officer or such other position as may be mutually agreed. Under the terms of the employment agreement, Ms. Jones was entitled to receive a base salary of $175,000 and bonus compensation of $50,000 payable in 12 monthly installments upon the stockholder approval or closing of an acquisition, merger or other strategic transaction.  Pursuant to an agreement dated March 28, 2008, Ms. Jones agreed to receive 25,000 shares of our Common Stock in lieu of the $50,000 cash bonus she was entitled to receive as a result of the Merger.  Ms. Jones was also entitled to receive benefits provided to other senior executives.  Ms. Jones also participated in an incentive reward program, which includes a 1% overriding royalty interest that is proportionately reduced to our net interest in all oil and gas deals.

Upon termination of Ms. Jones’ employment without cause, as defined in her employment agreement, or if she resigned her employment for good reason, as defined in her employment agreement, including a termination of employment in connection with a change of control, as defined in her employment agreement, Ms. Jones was entitled to receive salary for a period of twelve months.  Ms. Jones agreed to terminate her employment agreement without any obligation on the part of Holdings to pay her severance.

In April 2008, Holdings entered into a consulting arrangement with Ms. Jones whereby Ms. Jones agreed to continue to provide consulting services to the Company’s new management team through December 2008.  Pursuant to the consulting arrangement, Ms. Jones is entitled to receive a fixed fee of $22,500 plus a monthly fee of $3,000.

Compensation of Directors

The following table shows compensation to all directors who were not also employees or officers during fiscal year ended September 30, 2008.

Compensation of Directors
Name	Stock Awards	All other Compensation	Total
	($)	($)(3)	($)
Rad Weaver (1)	3,630	1,037	4,667

Hank Cohn (1)	2,135	610	2,745

R. Thomas Roddy (2)	3,849	1,099	4,948

Edward P. Gistaro (2)	3,849	1,099	4,948

(1) Messrs Weaver and Cohn resigned as members of the Board of Directors effective March 20, 2008.
(1) Messrs Roddy and Gistaro resigned as members of the Board of Directors effective May 11, 2008.
(2) Expense to offset tax impact of Common shares issued in April to address unpaid Board compensation

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Kerstein	762,076	.00002	1/1/13

Marc Green	381,038	.00002	1/1/13

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our Common Stock beneficially owned as of September 30, 2008, by each of our directors, each of our executive officers, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to own beneficially more than 5% of the outstanding shares of our Common Stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o Axion, 665 Martinsville Road, Basking Ridge, New Jersey 07920.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
James Kerstein (2)	2,000,450	14.4%
Marc Green (3)	1,190,744	8.6%
Michael Martin (4)	1,510,340	10.8%
Lori A. Jones	26,960	*
Michael Johnson	-	*
Rutgers – The State University of New Jersey 24 Addison Drive Fairfield, NJ 07004	714,447	5.1%
ADH Ventures, LLC (5) 24 Addison Drive Fairfield, NJ 07004	1,398,377	9.9%
Divash Capital Partners, LLC (6) 350 Third Avenue New York NY 10022	812,500	6.6%
All directors and officers as a group (5 persons)	4,728,494	33.8%

* Less than 1% of outstanding shares.

(1)
As of September 30, 2008, we had 13,978,136 shares of common stock outstanding.  Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

(2)	Excludes options to purchase 762,076 shares of common stock, which options have not yet vested.
(3)	Excludes options to purchase 381,038 shares of common stock, which options have not yet vested.
(4)	Represents (a) 850,191 shares held by Mr. Martin and (b) 660,149 shares held by Regal Capital, LLC, of which Mr. Martin is the managing member.
(5)
Represents (a) 1,398,377 shares of common stock and (b) shares of common stock issuable upon conversion of our 9% Convertible Debentures (which debentures prohibit the conversion thereof to the extent following the conversion the holder or its affiliates would beneficially own more than 9.99% of the total number of issued and outstanding shares of our common stock) to the extent ADH Ventures, LLC will not be deemed to be a holder of more than 9.9% of the total number of issued and outstanding shares of our common stock following such conversion.

(6)	Represents (a) 812,500 shares of common stock and (b) 115,000 shares of common stock issuable upon conversion of our 9% Convertible Debentures.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at September 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	-	-	2,096,720
Equity compensation plans not approved by security holders	1,350,614	$0.0006	21,250
Total	1,350,614	$0.0006	2,117,970

2000 Stock Incentive Plan

In September 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”). Pursuant to applicable law, the 2000 Plan has not been approved by our shareholders.  The 2000 Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the Board of Directors; however since the 2000 Plan has not been approved by shareholders, only non-qualified stock options may be granted pursuant to this plan.

Number of Shares Subject to the 2000 Plan.  The 2000 Plan authorizes the grant of options relating to an aggregate of 12,500 shares of Common Stock.  If any corporate transaction occurs which causes a change in our capitalization (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2000 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant’s rights.

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

Term.  The 2000 Plan expires on September 8, 2010.

2000 Officer and Employee Recruitment Stock Incentive Plan

In September 2000, the Board of Directors adopted the Officer and Employee Recruitment Stock Incentive Plan (the “2000 Plan”). Pursuant to applicable law, the 2000 Plan has not been approved by our shareholders.  The 2000 Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the Board of Directors; however since the 2000 Plan has not been approved by shareholders, only non-qualified stock options may be granted pursuant to this plan.

Number of Shares Subject to the 2000 Plan.  The 2000 Plan authorizes the grant of options relating to an aggregate of 12,500 shares of Common Stock.  If any corporate transaction occurs which causes a change in our capitalization (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2000 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant’s rights.

Eligibility for Participation.  Individuals eligible to participate in the 2000 Plan are our new employees and officers of the company.

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

2003 Stock Option Plan

In July 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”). Pursuant to applicable law, the 2003 Plan was approved by our shareholders in September 2003.  The 2003 Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the Board of Directors.

Number of Shares Subject to the 2003 Plan.  The 2003 Plan authorizes the grant of options relating to an aggregate amount equal to fifteen percent of the aggregate number of the shares of the company’s outstanding common stock. If any corporate transaction occurs which causes a change in our capitalization (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2003 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant’s rights.

Eligibility for Participation.  Individuals eligible to participate in the 2003 Plan are our employees and employees of our subsidiaries, but not any of our or our subsidiaries’ officers.

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

Individual Performance Based Arrangements

We have issued stock options pursuant to employment agreements with our Chief Executive Officer and our President, granting the right to 762,076 and 381,038 shares of Common Stock, respectively, at an exercise price of $.00002 per share, under the terms of certain performance-based stock options.  We also issued performance based stock options to various individuals, granting them the right to purchase up to 207,500 shares of our common stock at $0.04 per share upon the achievement of various performance goals.

Item 12.  Certain Relationships and Related Transactions

Rutgers License Agreement.

Pursuant to a License Agreement (the “License Agreement”) with Rutgers, Axion has acquired an exclusive royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import and export products made using patent and patent pending applications owned by Rutgers.  As a result of the License Agreement, Axion was granted the right to grant sublicenses. These exclusive rights are for the following territories:  United States, Canada, Central America, the Caribbean, Mexico, South America, South Korea, Saudi Arabia and Russia.  We also have co-exclusive rights for China.  We plan to use these patented technologies in the production of structural plastic products such as railroad crossties, bridge infrastructure, utility poles, marine pilings and bulk heading.

Axion is obligated to pay 1.5 – 3.0% royalties on various product sales to Rutgers, subject to a minimum of $10,000 in calendar year 2008, increasing to and remaining constant at $200,000 by and after calendar year 2011, and to reimburse Rutgers for certain patent defense costs.  We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.

The License Agreement runs until the expiration of the last to expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.

Regal Consulting Agreement.

Pursuant to a management consulting agreement with Regal Capital LLC (“Regal’), of which our Secretary and Director Michael Martin is a managing partner, we issued 2,572,007 shares of our Common Stock to Regal as payment for management consulting services.  The consulting agreement also provides for a monthly fee of $10,000 during the term of the consulting services and an additional payment of a $230,000 fee structured over time.  We accounted for the entire fee, other than the $10,000 monthly fee, as a cost of raising capital and reduced the proceeds of the private placement completed in December 2007 accordingly.  As of September 30, 2008, we had paid the entire $230,000 fee.

Debentures.

Simultaneous with the Merger, ADH Ventures, LLC (“ADH”) purchased $1,000,000 of the outstanding principal amount of the outstanding principal amount of the Debentures, and an option to purchase the remaining $643,050 of the Debentures within 30 days of the Merger.  In addition, the holders of the Debentures agreed to extend the maturity date to June 30, 2008 and to cancel 361,234 warrants to purchase shares of our Common Stock at an exercise price of $0.40 per share, which warrants had been issued in connection with the original issuance of the Debentures.  In April 2008, Thor United Corp. (“Thor”) acquired the remaining $643,050 of the Debentures, and as a result, the maturity date of the Debentures was further extended to March 30, 2009, and the remaining 231,542 warrants which had been issued in connection with the original issuance of the Debentures were cancelled.  In addition, the principal amount of the $643,050 being assigned was increased to $645,000.

In April 2008, ADH and Thor each elected to convert $50,000 of the Debentures into 125,000 shares of Common Stock each, and we repaid $200,000 of the Debentures held by ADH.  In May 2008, we issued a Series B 13% Secured Convertible Debenture due March 30, 2009 (the “Series B Debenture”) in the principal amount of $200,000 to ADH, with substantially the same terms as the Debentures.

In August 2008, ADH elected to convert $282,564 of principal into 706,410 shares of Common Stock.

In September 2008, Divash Capital Partners LLC (“Divash”) purchased $325,000 of principal amount of the Debentures from the holders of such Debentures, including Thor.  In addition, Divash has the option to purchase, at any time prior to April 1, 2009, $275,000 of additional Debentures from the holders thereof.  In connection with the acquisition of the Debentures, the Company agreed to issue to Divash a 9% Convertible Debenture due September 30, 2010 (the “New Debentures”) in the principal amount of $172,500.  The New Debenture was issued without any further cash consideration and is convertible at a conversion price of $1.50 per share.

In addition, in September 2008, the holders of the Debentures and of the Series B Debenture agreed to amend the Debentures and Series B Debenture (a) to reduce the annual interest rate from 13% to 9%; (b) to extend the maturity date from March 30, 2009 to September 30, 2010; and (c) to eliminate the debenture holders’ security interest in the assets of the Company and its subsidiaries.

Simultaneous with the purchase of $325,000 of the Debentures, Divash converted all such Debentures into 812,500 shares of our Common Stock.  In addition, ADH agreed to convert, at a conversion price of $.30 per share, $389,200 of its Debentures into 1,297,334 shares of our Common Stock.  In consideration for ADH’s agreement to convert the Debentures in September 2008 and to amend its Debentures and Series B Debenture as described above, ADH’s Debentures and Series B Debenture were amended to reduce the conversion price from $.40 per share to $.30 per share.

As a result of the foregoing transactions, as of September 30, 2008, there were outstanding (a) $353,236 principal amount of the Debentures outstanding, of which $78,236 was held by ADH and $225,000 was held by Thor, (b) $200,000 principal amount of the Series B Debentures, all of which was held by ADH and (c) $172,500 principal amount of the New Debentures.  During the period ended September 30, 2008, we issued 120,081 shares of common stock at $0.40 per share in satisfaction of $48,806 in interest earned under these debentures.

Item 13.  Exhibits

Exhibit No.	Description of Document
2.1
Agreement and Plan of Merger by and among Analytical Surveys, Inc., Axion Acquisition Corp, and Axion International, Inc. dated as of November 20, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 21, 2007).

2.2	Certificate of Merger of the Merger Sub and Axion, dated March 20, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 26, 2008).
3.1	Articles of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18, (Registration No. 2-93108-D)).
3.1	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D)).
3.3	Amendment to By-laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998).
3.4	Articles of Amendment, filed July 21, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2008).
4.1	Form of Class E Warrant dated May 31, 2006, (incorporated by reference to Exhibit D of the Company’s Proxy Statement, filed June 29, 2006).
4.2
Securities Purchase Agreement dated as of November 24, 2006, among the Company and the Purchasers named therein, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.3	13% Secured Convertible Debenture due November 24, 2007, issued to Monarch Capital Fund, (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 30, 2006).
4.4
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

4.6
Form of the Company’s Amended and Restated 13% Secured Convertible Debenture due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2008).

10.1
Analytical Surveys, Inc. Officer and Employee Recruitment Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2000). (1)

10.2	Analytical Surveys, Inc. Year 2000 Stock Incentive Plan and form of agreement (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2000). (1)
10.3	Analytical Surveys, Inc. Year 2003 Stock Option Plan and form of agreement (incorporated by reference to the Company’s Proxy Statement dated July 21, 2003). (1)
10.4
Registration Rights Agreement entered into as of November 24, 2006, among the Company and the Purchasers, (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated November 30, 2006).

10.5
Amendment and Waiver Agreement entered into as of September 30, 2007, among the Company and the Purchasers of the 13% Secured Convertible Debenture due November 24, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 3, 2007) .

10.6
Amendment and Waiver Agreement entered into as of December 31, 2007, among the Company and the Purchasers of the 13% Secured Convertible Debenture due November 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2008).

10.7
Employment Agreement, dated as of January 1, 2008, between James Kerstein and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2008). (1)

10.8
Employment Agreement, dated as of January 1, 2008, between Marc Green and Axion International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 26, 2008). (1)

10.9
Letter Agreement, dated December 6, 2007, between Regal Capital, LLC and Axion International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 26, 2008).

10.10
Assignment and Amendment Agreement, dated March 20, 2008, among the Assignors named therein, ADH Ventures, LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 26, 2008).

10.11
License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2008) (2)

10.12	*Securities Purchase Agreement, dated September 25, 2008, by and among, Thor United Corp., Berkshire International Finance, Divash Capital Partners LLC and the Company
10.13	*December 2008 Amendment to Employment Agreement between James Kerstein and Axion International, Inc.
10.14	*December 2008 Amendment to Employment Agreement between Marc Green and Axion International, Inc.
22.1	*Subsidiaries of the Company
23.2	*Consent of Jewett, Schwartz, Wolfe & Associates
31.1	*Section 302 Certification of Chief Executive Officer
31.2	*Section 302 Certification of Chief Financial Officer
32.1	*Section 906 Certification of Chief Executive Officer
32.2	*Section 906 Certification of Chief Financial Officer

* Filed herein
(1) Indicates management contract of compensatory plan or arrangement
(2) Portions have been deleted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with regard to the deleted portions.

Item 14. Principal Accountant Fees and Services.

(a)	Audit Fees.

Audit fees billed by Jewett, Schwartz, Wolfe & Associates (“Jewett”) for the audit of our annual financial statements for the fiscal year ended September 30, 2008, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB filed with the SEC for that year totaled $14,750.

(b)	Audit-Related Fees.

The aggregate fees billed for professional services rendered by Malone & Bailey, PC., former auditors of Holdings, for assurance and related services for the fiscal year ended September 30, 2008, were approximately $1,500.  Audit-related fees were related to the transition to our current independent auditors and the review of the Merger transaction.

(c)	Tax Fees.

The aggregate fees billed for professional services rendered by Jewett. for tax compliance, tax advice, and tax planning during the fiscal year ended September 30, 2008  totaled  $15,000.  These tax fees in fiscal were incurred for preparation of the federal and state income tax returns of Holdings for the fiscal year ended September 30, 2007.

(d)	All Other Fees.

There were no other fees billed by Jewett, Schwartz, Wolfe & Associates from the period  of inception to the fiscal year ended September 30, 2008, for services rendered by or not reportable as Audit Fees, Audit-Related Fees or Tax Fees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION INTERNATIONAL HOLDINGS, INC.

Date:	January 13, 2009	By: /s/ James Kerstein James Kerstein Chief Executive Officer
By: /s/ Michael Johnson Michael Johnson Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ James Kerstein James Kerstein	Director and Chief Executive Officer, (principal executive officer)	January 13, 2009
/s/ Michael Johnson Michael Johnson	Chief Financial Officer (principal financial and accounting officer)	January 13, 2009
/s/ Michael M. Martin Michael M. Martin	Chairman of the Board of Directors	January 13, 2009
/s/ Marc Green Marc Green	Director	January 13, 2009
/s/ Lori Jones Lori Jones	Director	January 13, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of and for the Years Ended September 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of
    Axion International Holding, Inc.

We have audited the accompanying consolidated balance sheet of Axion International Holdings, Inc. (A Development Stage Company) as of September 30, 2008 and the related  consolidated statement of operations, changes in consolidated stockholders' equity and cash flows for the period from November 1, 2007 (inception) through September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts in the consolidated financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Axion International Holdings, Inc. (A Development Stage Company) as of September 30, 2008 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe and Associates

Hollywood, Florida
January 7, 2009

200 South Park Road, Suite 150  •  Hollywood, Florida 33021  •  Main 954.922.5885  •  Fax 954.922.5957  •  www.jsw-a.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of SEC

AXION INTERNATIONAL HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
At September 30, 2008
(Audited)

Assets
Current assets:
Cash and cash equivalents	$138,826
Inventories	110,416
Prepaid expenses	7,264
Total current assets	256,505

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838
Machinery and equipment	261,425
Purchased software	56,329
Furniture and fixtures	9,322
Leasehold improvements	29,300
366,214
Less accumulated depreciation	(25,609)
Net property and leasehold improvements	340,605

Long-term and intangible assets
License, at acquisition cost,	68,284
Deposits	4,000
72,284

Total assets	$669,394

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$35,953
Accrued liabilities	534,878
Interest payable	55,641
Accrued payroll	23,142
Total current liabilities	649,614

Senior secured convertible debenture, net of discount	307,243

Total liabilities	956,857

Commitments and contingencies	-

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
13,978,136 shares issued and outstanding at September 30, 2008	1,983,858
Deficit accumulated during development stage	(2,271,320)
Total stockholders' deficit	(287,463)

Total liabilities and stockholders' deficit	$669,394

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
From November 1, 2007 (inception) through September 30, 2008
(Audited)

Revenue	$6,472

Cost of goods sold	743

Gross margin	5,729

Research and development costs	310,761
Marketing and sales	90,945
General and administrative expenses	1,180,169
Depreciation and amortization	25,609

Total operating costs and expenses	1,607,483

Loss from operations	(1,601,754)

Other expense (income), net
Other income	(20,000)
Interest expense, net	689,566

Total other expense, net	669,566

Loss before income taxes	(2,271,320)

Provision for income taxes	-

Net loss	(2,271,320)

Weighted average common shares - basic and diluted	9,138,437

Basic and diluted net loss per share	$(0.25)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
September 30, 2008
	Common Stock
	Share (per share amounts adjusted to reflect 4-to1 reverse split)	Amount	Paid in Capital	Deficit accumulated during development stage	Total

Issuance of common stock to founders	21.25	$85	$(85)	$-	$-
Issuance of common stock for license	4	15	19,985	-	20,000
Issuance of common stock for services	14	54	19,946	-	20,000
Private placement of common stock, including conversion of note payable to common stock, net of issuance costs	10	39	822,292	-	822,331
Exchange of shares	9,190,589	-	-	-	-
Shares issued in reverse merger	1,002,432	(193	193	-	-
Liabilities assumed in excess of fair value of assets pursuant to merger	-	-	(358,386)	-	(358,386)
Private placement of common stock at $0.88 per share	536,250		471,900		471,900
Shares issued pursuant to conversion of debenture and interest payable thereon	3,186,324		890,278		890,278
Shares issued to settle accrued liabilities	62,493		24,990		24,990
Adjustment to conversion price of debentures			92,745		92,745
Net loss	-	-	-	(2,271,320)	(2,271,320)

Balance at September 30, 2008	13,978,136	$-	1,983,858	(2,271,320)	$(287,463)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
From November 1, 2007 (inception) through September 30, 2008
(Audited)

Cash flow from operating activities:
Net loss	$(2,271,320)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation, and amortization	25,609
Accretion of interest expense on convertible debentures	585,119
Issuance of common stock for services and for accrued interest	68,806
Gain on sale of assets	(20,000)
Changes in operating assets and liabilities	-
Collection of accounts receivable acquired in merger	59,048
Inventories	(110,416)
Prepaid expenses and other	(5,507)
Assets held for resale	-
Accounts payable	304,929
Accrued liabilities	66,341

Net cash used in operating activities	(1,297,391)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(358,742)
Proceeds from sale of assets acquired in merger	506,000
Costs to acquire license	(48,284)

Net cash provided by investing activities	98,974

Cash flows from financing activities:
Proceeds from short term note	27,154
Issuance of common stock, net of expenses	1,267,077
Issuance of convertible debenture	(200,000)
Repayment of convertible debenture	200,000
Cash acquired in reverse merger	43,011

Net cash provided by financing activities	1,337,242

Net increase in cash	138,825

Cash at beginning of period	-

Cash at end of period	$138,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$-
Non-cash financing activities:
Common stock issued for consulting services	$20,000
Conversion of notes	$890,278
Common stock issued settlement of accrued liabilities	$24,990
Common stock issued for license agreement	$20,000
Common stock issued pursuant to merger	$358,385

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
From November 1, 2007 (inception) through September 30, 2008

(1)       Summary of Significant Accounting Policies

(a)         Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (“Holdings”), formerly Analytical Surveys, Inc., was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  However, Holdings experienced a steady decrease in the demand for its services. In fiscal 2006, Holdings acted upon its belief that it would not be able to sustain the operations of its historical business.  Holdings focused on completing its long-term contracts that would generate cash and sold its Wisconsin-based operations and assigned its long-term contracts that required new or additional working capital to complete.  Holdings transitioned its principal business into that of an independent oil and gas enterprise focused on leveraging non-operating participation in drilling and production prospects for the development of U.S. on-shore oil and natural gas reserves.

Holdings’ success as an oil and gas company was contingent upon its ability to raise additional funds in order to build a portfolio of investments that generate cash flow sufficient to meet its operating expenses and capital requirements.  Additionally, Holdings was dependent on outside sources of financing to fund its operations and meet its future obligations.  The oil and gas activities did not result in positive operating results and efforts to secure additional funds were unsuccessful, which severely restricts Holdings’ ability to engage in additional activities.  In May 2007, Holdings terminated its oil and gas executives and took steps to reduce expenses and commitments in oil and gas investments.

As a result, in November 2007, Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  On March 20, 2008 (the “Effective Date”), Holdings consummated the merger (the “Merger”) of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.  Each issued and outstanding share of Axion became 47,630 shares of Holdings’ common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Holdings’ issued and outstanding Common Stock as of the Effective Date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity.

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

Development Stage Company.  The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  To date, we have generated of $6,472 in revenue, which was primarily related to the sale 6,000 railroad crossties to a foreign transit authority for testing.   To date, our operations consist of raising capital and preparing for more significant commercial product sales. There is no guarantee that we will be able to sell product or generate revenues.

Reverse Merger.  The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Axion for all periods prior to the consummation of the Merger.

Going Concern. We have incurred significant losses since inception and we have a working capital deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We must raise additional capital through the sale of equity or debt securities, through an offering of debt securities, or through borrowings from financial institutions.

(b)         Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(c)         Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over estimated useful lives of three to ten years.  Repairs and maintenance are charged directly to operations as incurred.

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of September 30, 2008 we had an allowance for doubtful accounts of $0.

(e)       Inventories.  Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials.  No adjustment has been to the cost of inventories as of September 30, 2008.

 (f)          Revenue and Cost Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”   Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.

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

(i)          Stock-Based Compensation

We did not record any stock-based compensation from inception through September 30, 2008.

We have three nonqualified stock option plans with 2,117,970 shares available for grant as of September 30, 2008.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period of any option issued. The options issued are exercisable in whole or in part for a period of up to ten years from the date of grant. All outstanding options pursuant to such plans on the date of the Merger became fully vested pursuant to the change of control that occurred in connection with the Merger.  No options have been granted pursuant to the plans since the effective date of the Merger. Subsequent to the Merger the options granted to the employees under the provisions of these plans have expired.  Accordingly, at September 30, there were no options outstanding under these plans.

We have also issued stock options pursuant to employment agreements with our Chief Executive Officer and our President, granting the right to 762,076 and 381,038 shares of Common Stock, respectively, at an exercise price of $.00002 per share, under the terms of certain performance-based stock options.  We also issued performance based stock options to various individuals, granting them the right to purchase up to 207,500 shares of our common stock at $0.04 per share upon the achievement of various performance goals.

(j)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock as determined using the treasury stock method. Additionally, for the year ended September 30, 2008, potential dilutive common shares under our convertible instruments, warrant agreements and stock option plans of 3,607,012 were not included in the calculation of diluted earnings per share as they were antidilutive.
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

(l)          Concentration of Credit Risk

We maintain our cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000 from time to time.  The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

(m)         Operating Cycle

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(2) Merger

On March 20, 2008, we consummated a merger pursuant to an Agreement and Plan of Merger, among Axion, Holdings, and the Merger Sub.  The Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.   Each issued and outstanding share of Axion became 47,630 shares of Common Stock of Holdings, or 9,190,630 shares in the aggregate constituting approximately 90.7% of the issued and outstanding capital stock of the Company as of the effective date of the merger.  For accounting purposes, these actions resulted in a reverse merger, and Axion is the accounting survivor and surviving business entity; however, Holdings is the surviving legal entity.

We assumed liabilities in excess of the fair value of the assets we acquired.  We reduced paid in capital as follows:

Fair value of net assets acquired:	$600,612
Consideration given:
Fair value of liabilities assumed	958,998
Net liabilities acquired over fair value of assets, recorded as a reduction to paid in capital	$358,386

(3)       Assets Held for Resale

Pursuant to the merger, we acquired a natural gas well with a fair market value of $486,000.  We sold the well to the operator of the well on April 11, 2008, with an effective date of March 1, 2008.  Net proceeds totaled $486,000, which is the recorded fair value of these assets at the date of acquisition.  The natural gas well was subject to a mortgage held by the holders of our then 13% senior secured debentures due March 30, 2009.  The mortgage was released and the net proceeds were held in a restricted account as additional security under the terms and conditions outlined in the debenture agreement related to operational milestones. In July, 2008 those operational milestones were achieved and the funds were released.

We also sold Holdings’ equipment for proceeds totaling $20,000, which resulted in a gain, as the acquired equipment was deemed to have no value.

(4)       Intangibles and Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, export products made using patent applications owned by Rutgers University.  We plan to use such these revolutionary patented technologies in the production of structural plastic products such as railroad crossties, bridge infrastructure, utility poles, marine pilings and bulk heading.

We paid approximately $32,000 and issued 714,447 shares of our Common Stock as consideration to Rutgers.  We have estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.  We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and will be tested for impairment on an annual basis

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.  Patent defense costs paid to Rutgers, a related party, for the fiscal period ending September 30, 2008 totaled $55,172. We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.  Membership dues and consulting fees totaled $22,678 for the period ending September 30, 2008.

(5) Debt

The components of debt are summarized as follows.

Long-Term Debt	Sept 30, 2008
Senior secured convertible debentures	$725,736
Discount for beneficial conversion feature	(418,493)
307,243
Less current portion	—
$307,243

Pursuant to the Merger, we assumed three 13% Senior Secured Convertible Debentures (the “Debentures”) totaling $1,643,050.  Simultaneous with the Merger, in connection with the assignment of $1,000,000 of the outstanding principal amount of the Debentures, the holders of the Debentures agreed to extend the maturity date to June 30, 2008 and to cancel 361,234 warrants to purchase shares of our Common Stock at an exercise price of $0.40 per share, which warrants had been issued in connection with the original issuance of the Debentures.  In April 2008 in connection with the assignment of the remaining $643,050 of the Debentures, the maturity date of the Debentures was further extended to March 30, 2009, the remaining 231,542 warrants which had been issued in connection with the original issuance of the Debentures were cancelled, and the principal amount of the $643,050 being assigned was increased to $650,000.

In April 2008, holders of the Debentures elected to convert $100,000 principal into 250,000 shares of Common Stock, and we repaid $200,000 of the outstanding principal. In May 2008, we issued a Series B Debenture (the “Series B Debenture”) in the principal amount of $200,000 to ADH Ventures, LLC (“ADH”), one of the holders of the Debentures and which beneficially owns more than 5% of our outstanding Common Stock, with substantially the same terms as the existing Debentures.

In August 2008, one of the holders of the Debentures elected to convert $282,564 of principal into 706,410 shares of Common Stock. In September 2008, the Debenture holders converted an additional $714,200 into 2,109,834 shares of Common Stock. They also agreed to amend and restructure the Debentures and the Series B Debentures to (i) lower the interest rate from 13% to 9%, (ii) extend the maturity date to September 30, 2010 and (iii) eliminate such holders’ security interest in the assets of the Company and its subsidiaries. In addition, the Debenture and Series B Debenture in the aggregate principal amount of $667,436 held by ADH were amended to reduce the conversion price from $.40 to $.30.  Accordingly, we increased the discount tothese debentures by $92,745.

In September 2008, we issued a new 9% Convertible Debenture due September 30, 2010 (the “New Debenture) in the principal amount of $172,500 to Divash Capital Partners LLC.  The New Debenture was issued without any further cash consideration and is convertible at a conversion price of $1.50 per share.  We recorded interest expense equal to the principal amount of the New Debenture.

At the time of the merger we evaluated the application of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the conversion option of the Debentures was a beneficial conversion feature with intrinsic value.  We recorded the fair value of the beneficial conversion feature of the Debentures, which we estimate to be $986,748, as a discount to par value which was being amortized over the term of the Debentures. As the Debentures have been converted and restructured the intrinsic value as been adjusted and will continue to be amortized over the remaining term.

The following table summarizes the issuances, repayments, and conversion of the Series A, Series B, and New debentures from inception to September 30, 2008:

Acquired in Merger	$1,643,050
Repayments	(200,000)
Issuances	379,450
Conversion	(1,096,764)
Balance, September 30, 2008	$725,736

Required principal payments on long-term debt at September 30, 2008 totaled $0 for the fiscal year ending September 30, 2009; and $725,736 for fiscal 2010.

(6) Stockholder’s Equity

We are authorized to issue 100,000,000 shares of Common Stock, no par value, and 2,500,000 shares of Preferred Stock, no par value. There were 13,978,136 shares of Common Stock and no outstanding shares of Preferred Stock on September 30, 2008.

We may issue up to 2,500,000 shares of preferred stock, no par value, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.  We also may issue up to 2,117,970 shares pursuant to our three nonqualified stock option plans and 1,350,614 shares pursuant to stock options that were granted outside the parameters of such plans.

From inception through September 30, 2008, we have issued shares of Common Stock to our founders, partners, and investors as follows.  We have adjusted the number of shares issued to reflect the post-merger shares, or the number of shares the holders received in exchange for Axion shares, and for the 1-for4 reverse stock split:

In August 2006, we issued 4,048,529 shares of our Common Stock to founding stockholders without consideration.

In February 2007, we issued 714,447 shares of our Common Stock to Rutgers University as partial consideration for issuance of an exclusive license agreement to the Company.  We have estimated the fair market value of those shares to be $20,000.

Pursuant to a management consulting agreement with Regal Capital LLC (“Regal’), we issued 2,572,007 shares of our Common Stock to Regal as payment for management consulting services.  The consulting agreement also provides for a monthly fee of $10,000 each during the term of the consulting services and an additional payment of a $230,000 fee structured over time.  We accounted for the entire fee, other than the $10,000 monthly fee, as a cost of raising capital and reduced the proceeds of the private placement completed in December 2007 accordingly.  As of September 30, 2008, we had paid the entire $230,000 fee.

In December 2007 and January 2008 we completed a private placement of 1,855,655 shares of Common Stock at $0.548 per share, with gross proceeds totaling $1,019,064.  Approximately 49,535 shares were to repay a $27,164 note payable, with the balance received in cash.

In April, 2008, we issued 37,493 shares of our Common Stock to five former Holdings board members in full settlement of all outstanding past due directors’ compensation, payment of which had not been made since October 2006.  We also issued 25,000 shares to Holdings’ former Chief Executive Officer in lieu of a cash bonus that she was entitled to receive as a result of the Merger.

In April 2008, holders of the Debentures elected to convert $100,000 principal into 250,000 shares of Common Stock, and we repaid $200,000 of the outstanding principal. In May 2008, we issued the Series B Debenture in the principal amount of $200,000, with substantially the same terms as the Debentures. We also completed an additional private placement of 471,900 common shares at $0.88 per share during the period from June 2008 to September 2008.

In August 2008, one of the holders of the Debentures elected to convert $282,564 of principal into 706,410 shares of Common Stock. In September the Debenture holders converted an additional $714,200 into 2,109,834 shares of Common Stock. They also agreed to amend and restructure the debentures to lower the interest rate from 13% to 9% and extend the maturity date to September 30. 2010. In September we issued the New Debenture in the principal amount of $172,500, with a maturity date of September 30, 2010 and a conversion price of $1.50

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of outstanding warrants and convertible debt as of September 30, 2008.

		Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	95,473	$5.36	95,473
Class B Warrants	95,473	5.96	95,473
Class E Warrants	188,018	4.74	188,018
Note Warrants issued to advisors in November 2006	47,482	2.36	47,482
Series A Debentures	78,236	0.30	260,787
Series A Debentures	275,000	0.40	687,500
Series B Debentures	200,000	0.30	666,667
New Debentures	172,500	1.50	115,000
Total shares issuable and weighted average prices		$1.30	2,156,400

(7) Stock–based compensation

We did not record any stock-based compensation from inception through September 30, 2008.

Pursuant to employment agreements dated January 1, 2008, our Chief Executive Officer will have the right to purchase up to 762,076 post-merger and post-split shares of Common Stock at an exercise price of $.0004 per share, and our President has the right to purchase up to 381,038 shares of Common Stock at an exercise price of $.0004 per share, under the terms of certain performance-based stock options.  The options have a five year term and will vest upon the achievement of annual revenue targets as follows.

Number of shares (post merger and post split)	Vests upon achievement of annual revenue totaling	Exercise Price	Intrinsic value on date of grant

190,519	$10 million	$.00002	$104,600
285,779	$15 million	$.00002	$156,900
285,779	$25 million	$.00002	$156,900
381,038	$25 million	$.00002	$209,200

The intrinsic value of the options, based on the fair market value of shares sold in a private placement in December 2007, totaled $627,600.  Stock-based compensation expense will be recognized in future periods in accordance with the performance-based terms of the options.

We also granted performance based stock options to various individuals, granting them the right to purchase up to 207,500 shares of our common stock at $0.04 per share upon the achievement of various performance goals.

We have three nonqualified stock option plans with 2,117,970 shares available for grant as of September 30, 2008.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. , and options issued are exercisable in whole or in part for a period of up to ten years from the date of grant. All outstanding options pursuant to such plans on the date of the Merger became fully vested pursuant to  the change of control that occurred in connection with the Merger.  No options have been granted pursuant to the plans since the effective date of the Merger. Subsequent to the Merger the options granted to the employees under the provisions of these plans have expired.  Accordingly, at September 30, 2008, there were no options outstanding under these plans.

(8)	Income Taxes

We have not recorded any income tax expense or benefit for fiscal year 2008 due to our substantial operating losses and the valuation allowance applied against our deferred tax assets.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

We account for income taxes pursuant to SFAS 109 Accounting for Income Taxes. The components of our deferred tax assets and liabilities are as follows:

Deferred tax assets
Accrued liabilities	$230,302
NOL carryforward	1,670,801
Valuation allowance	(1,901,103)
Net deferred tax assets	$-

At September 30, 2008, we had net operating loss carryforwards of approximately $1,670,000 that will expire through September 30, 2028.  We recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the uncertainty surrounding our ability to generate sufficient future taxable income to fully realize the deferred tax assets.  For the year ended September 30, 2008, the valuation allowance increased by approximately by $1,901,000.

(9)       Leases

We lease approximately 1,000 square feet of space in Basking Ridge, New Jersey pursuant to an oral month-to-month lease at a monthly rent of $2,100.  These premises serve as the corporate headquarters.  Facility rent expense totaled $19,000 the year ended September 30, 2008.

(10)              Litigation and Other Contingencies

In November 2005 and November 2007, Holdings was named as party to suits filed in the State of Indiana by the Sycamore Springs Homeowners Association, as well as certain homeowners in the Sycamore Springs neighborhood of Indianapolis, Indiana, and by the developers of the Sycamore Springs neighborhood.  The claimants alleged that various Mid-States Engineering entities that are alleged to be subsidiaries of MSE Corporation, which Holdings acquired in 1997, adversely affected the drainage system of the Sycamore Springs neighborhood, and sought damages from flooding that occurred on September 1, 2003.  Mediation efforts held in November 2007 and April 2008 have been successful, and each of the suits has been settled. The agreement is a compromise of disputed claims asserted or which may be asserted by the claimants against the settling defendants for any past, present and future losses, damages, and claims they may have against the settling defendants. The claims from the all three lawsuits arise from a single occurrence with one deductible applying to the matter, and defense of the actions were provided by Holdings’ insurance carrier.  We assumed a $100,000 obligation payable to our insurer, which represents the deductible pursuant to the terms of Holdings’ insurance coverage.

In April 2006, Holdings commenced an action against Tonga Partners, L.P. (“Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for a short-swing profits.  In September 2008, the District Court granted Holdings summary judgment against Tonga for disgorgement of short-swing profits in the amount of $4,965,898.  The defendants have indicated that they will be appealing from the order granting Holdings summary judgment.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

(11)             Impact of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.  SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the  adoption of SFAS No. 141(R) will have a material impact on our financial statements.

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

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” (revised 2007), and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FAS 142-3 will have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that the adoption of FSP 03-6-1 will have on its consolidated financial position, results of operations and cash flows.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 requires more extensive disclosure regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP 133-1 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP 133-1 also clarifies the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that the adoption of FSP 133-1 will have on its consolidated financial position, results of operations and cash flows.