Form 10-Q
period 2008-12-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2009-02-13
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:     0-13111

AXION INTERNATIONAL HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Colorado	84-0846389

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

665 Martinsville Road, Basking Ridge, New Jersey 07920
(Address of principal executive offices)

908-542-0888
(registrant’s telephone number, including area code)

_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of February 17, 2009 was 15,563,137

TABLE OF CONTENTS

AXION INTERNATIONAL HOLDINGS. INC
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEET

	Unaudited	Audited
	December 31, 2008	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$930,376	$138,826
Accounts Receivable	$4,200	$-
Inventories	205,096	110,416
Prepaid expenses	6,903	7,264
Total current assets	1,146,575	256,506

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838	9,838
Machinery and equipment	268,125	261,425
Purchased software	56,329	56,329
Furniture and fixtures	9,322	9,322
Leasehold improvements	29,300	29,300
	372,914	366,214
Less accumulated depreciation	(36,484)	(25,609)
Net property and leasehold improvements	336,430	340,605

Long-term and intangible assets
License, at acquisition cost,	68,284	68,284
Deposits	4,000	4,000
	72,284	72,284

Total assets	$1,555,289	$669,395

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$435,723	$35,953
Accrued liabilities	323,308	534,878
Interest payable	62,973	55,641
Accrued payroll	9,927	23,142
Total current liabilities	831,931	649,614

Senior secured convertible debenture, net of discount	342,407	307,243

Total liabilities	1,174,338	956,857

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
15,449,501 shares issued and outstanding	3,267,858	1,983,858
Deficit accumulated during development stage	(2,886,907)	(2,271,320)

Total stockholders' deficit	380,951	(287,462)

Total liabilities and stockholders' deficit	$1,555,289	$669,395

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited	Audited	From Inception
	Three Months Ending	Period Ending	November 1, 2007 to
	December 31, 2008	September 30, 2008	December 31, 2008

Revenue	$4,200	$6,472	$10,672

Cost of goods sold	$-	$743	$743

Gross margin	4,200	5,729	9,929

Research and development costs	154,940	310,761	465,701
Marketing and sales	46,732	90,945	137,677
General and administrative expenses	355,739	1,180,169	1,535,912
Depreciation and amortization	10,875	25,609	36,484

Total operating costs and expenses	568,286	1,607,483	2,175,774

Loss from operations	(564,086)	(1,601,754)	(2,165,845)

Other expense (income), net
Other income	-	(20,000)	(20,000)
Interest expense, net	51,496	689,566	741,062

Total other expense, net	51,496	669,566	721,062

Loss before income taxes	(615,582)	(2,271,320)	(2,886,907)

Provision for income taxes	-	-	-

Net loss	(615,582)	(2,271,320)	(2,886,907)

Weighted average common shares - basic and diluted	14,217,968	9,138,437	9,923,956

Basic and diluted net loss per share	$(0.04)	$(0.25)	$(0.29)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Unaudited	Audited	From Inception
	Three Months ending	Period Ending	November 1, 2007 to
	December 31, 2008	September 30, 2008	December 31, 2008

Cash flow from operating activities:
Net loss	$(615,582)	$(2,271,320)	$(2,886,907)
Adjustments to reconcile net loss to net
cash used in operating activities	`	`
Depreciation, and amortization	10,875	25,609	36,484
Accretion of interest expense on convertible debentures	35,164	585,119	620,283
Gain on sale of assets		(20,000)	(20,000)
Issuance of common stock for accrued interest	9,000	68,806	77,806
Changes in operating assets and liabilities
Accounts receivable	(4,200)	59,048	54,848
Inventory	(94,680)	(110,416)	(205,096)
Prepaid expenses and other	361	(5,507)	(5,146)
Accounts payable	19,809	304,929	324,743
Accrued liabilities	37,503	66,341	103,844

Net cash used in operating activities	(601,750)	(1,297,391)	(1,899,141)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6,700)	(358,742)	(365,442)
Proceeds from sale of assets acquired in merger		506,000	506,000
Cost to acquire license		(48,284)	(48,284)
Net cash provided by investing activities	(6,700)	98,974	92,274

Cash flows from financing activities:
Proceeds from short term note (net)	125,000	27,154	152,154
Issuance of common stock, net of expenses	1,275,000	1,267,077	2,542,078
Issuance of convertible debenture	-	200,000	200,000
Repayment of debenture	-	(200,000)	(200,000)
Cash acquired in reverse merger	-	43,011	43,011

Net cash provided by financing activities	1,400,000	1,337,242	2,737,243

Net increase in cash	791,550	138,826	930,376

Cash at beginning of period	138,826	-	-

Cash at end of period	$930,376	$138,826	$930,376

Non-cash financing activities:
Common stock for services	$-	$20,000	$20,000
Conversion of Debenture ( Notes)	$-	$890,278	$890,278
Common stock issued for settlement of accrued liabilities	$-	$24,990	$24,990
Common stock issued for license agreement	$-	$20,000	$20,000
Common stock issued pursuant to merger	$-	$358,395	$358,395

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
December 31, 2008

	Common Stock
	Share (per share amounts adjusted to reflect 4-to1 reverse split)	Amount	Paid in Capital	Deficit accumulated during development stage	Total

Issuance of common stock to founders	21	$85	$(85)	$-	$-
Issuance of common stock for license	4	15	19,985	-	20,000
Issuance of common stock for services	14	54	19,946	-	20,000
Private placement of common stock, including conversion of note payable to common stock, net of issuance costs	10	39	822,292	-	822,331
Exchange of shares	9,190,589	-	-	-	-
Shares issued in reverse merger	1,002,432	(193)	193	-	-
Liabilities assumed in excess of fair value of assets pursuant to merger	-	-	(358,386)	-	(358,386)
Private placement of common stock at $0.88 per share	536,250		471,900		471,900
Shares issued pursuant to conversion of debenture and interest payable thereon	3,186,324		890,278		890,278
Shares issued to settle accrued liabilities	62,493		24,990		24,990
Adjustment to conversion price of debentures			92,745		92,745
Issuance of shares in lieu of interest	22,501		9,000		9,000
Private Placement of common stock at $0.88 per share	1,448,864		1,275,000		1,275,000
Net loss	-	-	-	(2,886,907)	(2,886,907)

Balance at December 31, 2008	15,449,501	$-	3,267,858	(2,886,907)	$380,951

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

Effective as of August 4, 2008, Axion International Holdings, Inc. (“Holdings”) effectuated a 1-for 4 reverse stock split of its outstanding Common Stock.  All references to the number of Holding’s Common Stock contained in this Quarterly Report have been retroactively adjusted and are on a post-reverse split basis.

(1) Description of the Business and Basis of Presentation

Description of Business

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

Holdings’ success as an oil and gas company was unsuccessful.  In May 2007, Holdings terminated its oil and gas executives and took steps to reduce expenses and commitments in oil and gas investments.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2008 (unaudited), and the results of its operations and the cash flows for the three months ended December 31, 2008 and for the period from inception to December 31, 2008 (unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months ending December 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2009.

The consolidated balance sheet as of September 30, 2008 and the consolidated statement of operations and the consolidated statement of cash flows for the period ending September 30, 2008 have been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008.

Our consolidated financial statements include the accounts of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage Company.  The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  To date, we have generated $10,762 in revenue, which was primarily related to the sale of railroad crossties for testing.   To date, our operations consist of raising capital, preparing for more significant commercial product sales, and building our operating capabilities. There is no guarantee that we will be able to sell product or generate additional revenues.

Reverse Merger.  The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Axion for all periods prior to the consummation of the Merger.

Going Concern. We have incurred significant losses in the three month period ending December 31, 2008 and since inception we have had a working capital deficit. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty. We anticipate that during the next twelve months we will need to raise additional capital through equity or debt  financing.

Use of Estimates.  The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Our consolidated financial statements include the accounts of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents: We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Equipment and Leasehold Improvements: Equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over estimated useful lives of three to ten years.  Repairs and maintenance are charged directly to operations as incurred.

Allowance for Doubtful Accounts: We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of December 31, 2008 we had an allowance for doubtful accounts of $0.

Inventories:  Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials.  No adjustment has been to the cost of inventories as of December 31, 2008.

Revenue and Cost Recognition: Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”   Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and when there are no significant future performance obligations.

Customers are billed based on the terms included in the contracts, which are generally upon delivery of certain products or information, or achievement of certain milestones as defined in the contracts.  When billed, such amounts are recorded as accounts receivable.  Revenue earned in excess of billings represents revenue related to services completed but not billed, and billings in excess of revenue earned represent billings in advance of services performed.

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

Income Taxes: Income taxes are reflected under the liability method, which establishes deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

U.S. generally accepted accounting principles require that we record a valuation allowance against deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes.  Due to the size of the net operating loss carry forward in relation to our recent history of unprofitable operations and due to the continuing uncertainties surrounding our future operations as discussed above, we have not recognized any of this net deferred tax asset.  We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income.

Impairment of Long-Lived Assets Other Than Goodwill: We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that our long-lived assets be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

Stock-Based Compensation: We have three nonqualified stock option plans with 2,117,970 shares available for grant as of December 31, 2008.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period of any option issued. The options issued are exercisable in whole or in part for a period of up to ten years from the date of grant. All outstanding options pursuant to such plans on the date of the Merger became fully vested pursuant to the change of control that occurred in connection with the Merger.  No options have been granted pursuant to the plans since the effective date of the Merger. Subsequent to the Merger the options granted to the employees under the provisions of these plans have expired.  Accordingly, at December 31, there were no options outstanding under these plans.

We have also issued stock options pursuant to employment agreements with our Chief Executive Officer and our President, granting the right to 762,076 and 381,038 shares of Common Stock, respectively, at an exercise price of $.00002 per share, under the terms of certain performance-based stock options.  We also issued performance based stock options to various individuals, granting them the right to purchase up to 207,500 shares of our common stock at $0.02 per share upon the achievement of various performance goals. We did not record any stock-based compensation in the three month period ending December 31, 2008.

Earnings (Loss) Per Share: Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock as determined using the treasury stock method. Additionally, for the three month period ended December 31, 2008, potential dilutive common shares under our convertible instruments, warrant agreements and stock option plans of 3,607,012 were not included in the calculation of diluted earnings per share as they were antidilutive.

Financial Instruments: The carrying amounts of financial instruments are estimated to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amounts of debt approximate fair value due to the variable nature of the interest rates and short-term maturities of these instruments.

Concentration of Credit Risk: We maintain our cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000 from time to time.  The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Operating Cycle: In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

 (3) Intangibles and Exclusive Agreement

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

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.  Patent defense costs paid to Rutgers, a related party, for the three month period ending December 31, 2008 we did not incur any expense. However, we have incurred a total expense of $55,172 in 2008. We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.  Membership dues and consulting fees totaled $2,000 for the period ending December 31, 2008.

(4) Debt

The components of debt are summarized as follows.

Dec, 31, 2008
Long-Term Debt
Senior secured convertible debentures	$725,736
Discount for beneficial conversion feature	(383,329)
342,407
Less current portion	—
$342,407.

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

In August 2008, one of the holders of the Debentures elected to convert $282,564 of principal into 706,410 shares of Common Stock. In September 2008, the Debenture holders converted an additional $714,200 into 2,109,834 shares of Common Stock. They also agreed to amend and restructure the Debentures and the Series B Debentures to (i) lower the interest rate from 13% to 9%, (ii) extend the maturity date to September 30, 2010 and (iii) eliminate such holders’ security interest in the assets of the Company and its subsidiaries. In addition, the Debenture and Series B Debenture in the aggregate principal amount of $667,436 held by ADH were amended to reduce the conversion price from $.40 to $.30.  Accordingly, we increased the discount to these debentures by $92,745.

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

The following table summarizes the issuances, repayments, and conversion of the Series A, Series B, and New debentures from inception to December 31, 2008:

Acquired in Merger	$1,643,050
Repayments	(200,000)
Issuances	379,450
Conversion	(1,096,764)
Balance, December 31, 2008	$725,736

Required principal payments on long-term debt at December 31, 2008 totaled $0 for fiscal year ending September 30, 2009 and $725,736 for fiscal 2010.

In the three month period ending December 31, 2008 we issued 0% promissory notes totaling $175,000 to selected parties to fund working capital needs. These promissory notes were to mature upon the Company achieving $250,000 in equity financing. Due to the consummation of the private placement in January 2009 (see Note 5-“Stockholder Equity”), these promissory notes have become due and owning. One of the promissory notes in the principal amount of $50,000 was repaid in the December 2008 and the remaining notes were repaid in January 2009.

(5) Stockholder’s Equity

We are authorized to issue 100,000,000 shares of Common Stock, no par value, and 2,500,000 shares of Preferred Stock, no par value. There were 15,449,501 shares of Common Stock and no shares of Preferred Stock outstanding on December 31, 2008

We may issue up to 2,500,000 shares of preferred stock, no par value, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.  We also may issue up to 2,117,970 shares pursuant to our three nonqualified stock option plans and 1,350,614 shares pursuant to stock options that were granted outside the parameters of such plans.

In January 2009, the Company consummated a private placement of 1,562,500 shares of Common Stock at a price of $0.88 per share with an aggregate price of $1,375,000. We received $1,275,000 of the purchase price in December 2008 prior to the consummation of the private placement. Accordingly, for accounting purpose, we have deemed the sale of 1,448,864 shares of Common stock with an aggregate price of $1,275,000 to have occurred in December 2008.

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of outstanding warrants and convertible debt as of December 31, 2008.

		Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	95,473	5.36	95,473
Class B Warrants	95,473	5.96	95,473
Class E Warrants	188,018	4.74	188,018
Note Warrants issued to advisors in November 2006	47,482	2.36	47,482
Series A Debentures	78,236	0.30	260,787
Series A Debentures	275,000	0.40	687,500
Series B Debentures	200,000	0.30	666,667
New Debentures	172,500	1.50	115,000
Total shares issuable and weighted average prices		1.30	2,156,400

(6) Stock–based compensation

We did not record any stock-based compensation in the three month period ending December 31, 2008.

Pursuant to employment agreements dated January 1, 2008, our Chief Executive Officer will have the right to purchase up to 762,076 post-merger and post-split shares of Common Stock at an exercise price of $.0002 per share, and our President has the right to purchase up to 381,038 shares of Common Stock at an exercise price of $.0002 per share, under the terms of certain performance-based stock options.  The options have a five year term and will vest upon the achievement of annual revenue targets as follows.

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

We also granted performance based stock options to various individuals, granting them the right to purchase up to 207,500 shares of our common stock at $0.02 per share upon the achievement of various performance goals.

We have three nonqualified stock option plans with 2,117,970 shares available for grant as of December 31, 2008.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant and options issued are exercisable in whole or in part for a period of up to ten years from the date of the grant. All outstanding options pursuant to such plans on the date of the Merger became fully vested pursuant to the change of control that occurred in connection with the Merger.  No options have been granted pursuant to the plans since the effective date of the Merger. Subsequent to the Merger the options granted to the employees under the provisions of these plans have expired.  Accordingly, at December 31, 2008, there were no options outstanding under these plans.

(7) Litigation and Other Contingencies

In November 2005 and November 2007, Holdings was named as party to suits filed in the State of Indiana by the Sycamore Springs Homeowners Association, as well as certain homeowners in the Sycamore Springs neighborhood of Indianapolis, Indiana, and by the developers of the Sycamore Springs neighborhood.  The claimants alleged that various Mid-States Engineering entities that are alleged to be subsidiaries of MSE Corporation, which Holdings acquired in 1997, adversely affected the drainage system of the Sycamore Springs neighborhood, and sought damages from flooding that occurred on September 1, 2003.  Mediation efforts held in November 2007 and April 2008 have been successful, and each of the suits has been settled. The agreement is a compromise of disputed claims asserted or which may be asserted by the claimants against the settling defendants for any past, present and future losses, damages, and claims they may have against the settling defendants.  The claims from all three lawsuits arise from a single occurrence with one deductible applying to the matter, and defense of the actions were provided by Holdings’ insurance carrier.  We assumed a $100,000 obligation payable to our insurer, which represents the deductible pursuant to the terms of Holdings’ insurance coverage.

In April 2006, Holdings commenced an action against Tonga Partners, L.P. (“Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted Holdings summary judgment against Tonga for disgorgement of short-swing profits in the amount of $4,965,898.  The defendants have indicated that they will be appealing from the order granting Holdings summary judgment.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

(8) Related Party Transactions

Pursuant to a management consulting agreement with Regal Capital LLC (“Regal’), of which our Secretary and Director Michael Martin is a managing partner, we issued 2,572,007 shares of our Common Stock to Regal as payment for management consulting services.  The consulting agreement also provides for a monthly fee of $10,000 during the term of the consulting services and an additional payment of a $230,000 fee structured over time.  We accounted for the entire fee, other than the $10,000 monthly fee, as a cost of raising capital and reduced the proceeds of the private placement completed in December 2007 accordingly.  As of December 31, 2008, we had paid the entire $230,000 fee.

Pursuant to our acquisition of the license rights granted by Rutgers University, we issued 714,447 shares of Common Stock to Rutgers. We are obligated to pay certain fees, including royalties and membership dues to Rutgers. We also pay consulting fees to Rutgers pursuant to the development of our processes.  See Note 3 - “Intangibles and Exclusive Agreement”.

Pursuant to an employment agreement with Lori A. Jones, a director and our former Chief Executive Officer and former interim Principal Financial Officer, Ms. Jones was entitled, among other things, to bonus compensation of $50,000 payable in 12 monthly installments upon the closing of an acquisition, merger or other strategic transaction.  Pursuant to an agreement, Ms. Jones agreed to receive 25,000 shares of our Common Stock in lieu of the $50,000 cash bonus she was entitled to receive as a result of the Merger.  In April 2008, we entered into a consulting arrangement with Ms. Jones, whereby Ms. Jones agreed to provide consulting services to the Company’s new management team through December 2008.  Pursuant to the consulting arrangement, Ms. Jones is entitled to receive a fixed fee of $22,500 plus a monthly fee of $3,000, plus fees for additional services as necessary.  As of December 31, 2008 we had paid all fees owed to Ms. Jones.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend”, “expect”, “may”, “will” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to us on the date of this Form 10-Q, and we assume no obligation to update any such forward-looking statements. Our actual results, performance and achievements could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item !. Business – “Risk Factors” and elsewhere in Holdings’s Annual Report on Form 10-KSB, which are incorporated by reference herein.  All subsequent written and oral forward-looking statements attributable to Holdings or the Company, or persons acting on their behalf, are expressly qualified in their entirety by the Cautionary Statements.

Basis of Presentation

The financial information presented in this form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position results of operations or cash flows. Our fiscal year-end is September 30, and our fiscal quarters end on December 31, March 31, and June 30. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

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

Goodwill and Intangible Assets:  We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). As a result, we do not amortize goodwill, and instead annually evaluate the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired.  We hold licenses and expect both licenses and the cash flow generated by the use of the licenses to continue indefinitely due to the likelihood of continued renewal at little or no cost.

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

Litigation.  We are subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business.  Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel.  When estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS No. 5 “Accounting for Contingencies”, amounts are recorded as charges to operations.  The ultimate resolution of any exposure may change as further facts and circumstances become known.  See Note 7 – “Litigation and Other Contingencies”.

Results of Operations

Three Months ended December 31, 2008 Compared to Period from Inception through December 31, 2008

Revenue. We are a development stage commercial company and have not generated any meaningful revenues. Revenues in the period from inception through  December 31, 2008 were $10, 672 and primarily related to the sale of railroad crossties intended for field testing.

Research and Development Expense.  Research and development expense for the three months ended December 31, 2008 and for the period of inception through December 31, 2008 totaled $154,940 and $465,701 respectively. These expenses were principally related to the development of our molds, products, and quality control processes. This also includes expenses related to professional consulting fees, membership dues paid to technology-related organizations that are directly related research and development in polymer plastics. We continue to work with our scientific team at Rutgers University to enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

Marketing and Sales Expenses.  Marketing and selling expenses for the three months ended December 31, 2008 and for the period the period of inception through December 31, 2008 totaled $46,732 and $137,677, respectively. These expenses were directly related to the development of our marketing materials and increased sales activity. Our initial target markets are the domestic and international railroad industry, the U.S. military, vehicular and pedestrian bridges, marine rehabilitation, golf architecture, and industrial engineering firms. We have had early success with the US Army and  received orders for the fabrication and installation of two thermoplastic composite I-Beam tank bridges at Fort Bragg, North Carolina.

General and Administrative.  General and administrative costs for the three months ended December 31, 2008 totaled $355,739 and $1,535,912 from the period of inception. These expenses are primarily related to wages and salaries of the management team, consulting fees related to market opportunities, patent defense costs, and other corporate expenses.

Depreciation and Amortization.  Depreciation and amortization for the three months ended December 31, 2008 and for the period of inception through December 31,2008 totaled $10,875 and $36,484 respectively,  as we continue to build our molds and operating capability.

Interest Expense, Net. Commencing on September 29, 2008, our Debentures, Series B Debentures and New Debentures earned interest at the rate of 9% per annum and mature on September 30, 2010. Accordingly, we recorded coupon interest expense totaling approximately $16,332 for the three months ended December 31, 2008.  Additionally, we amortize the discount that represents the fair value of beneficial conversion feature of the Debentures, Series B Debentures and New Debentures as interest expense. We recorded approximately $35,163 in non-cash interest expense in the current quarter as we amortized the debenture discounts. We recorded approximately $440,390 in non-cash interest expense from March 20, 2008 through December 31, 2008 related to our debenture obligations. In addition, we recorded an additional non-cash interest expense of $179,500 related to the issuance of a new debenture to an entity that acquired a portion of our outstanding debentures.

Net Loss. We recorded a net loss of approximately $615,582 in the three months ended December 31, 2008, or $0.04 per share. For the period from inception to December 31, 2008 we have incurred a net operating loss of $2,886,907 or $0.29 per share.  We anticipate that we will continue to incur losses during the development stage of the Company.

Liquidity and Capital Resources:  Plan of Operation

As of December 31, 2008, we had $930,376 in cash and cash equivalents.  Our debentures bear interest at the rate of 9% per annum and are due and payable on September 30, 2010, if not converted into Common Stock.  As of December 31, 2008, the aggregate outstanding principal amount of the debentures was $725,736. The Series A Debentures and the Series B Debentures are convertible at the option of the holders into Common Stock at a rate of $0.40 or $0.30 per share, and accordingly, we may issue up to 1,614,954 shares of Common Stock if the remaining principal balance is converted in its entirety.  The New Debentures are convertible at the option of the holders into Common Stock at a rate of $1.50 per share, and accordingly, we may issue up to 115,000 shares of Common Stock if the remaining principal balance is converted in its entirety.  We may also elect to pay interest in the form of Common Stock at the applicable conversion rate of each debenture. We recorded the debentures at a discount after giving effect to the $986,747 intrinsic value of the beneficial conversion feature and recorded the discount as equity.  We are amortizing the discount as interest expense over the life of the debentures as the carrying value of the debentures accretes to the respective face value.  The carrying value of the debentures at December 31, 2008 was $342,407

We have used $601,750 in our operating activities in the three months ended December 31, 2008 primarily as a result of our activities relating to the commercialization of our business and expansion of our distribution capabilities.   Financing activities, during the quarter ending December 31, 2008 consisted principally of the issuance of short term 0% promissory notes that generated net proceeds of $125,000 and of cash deposits of $1,275,000 in advance of anticipated equity financing. We also incurred expense of $6,700 for additional machinery that will be used in the production of our products.

We have used $1,899,141 in our operating activities since inception, primarily as a result of our activities devoted to commercializing our business.   Financing activities, consisting principally of the sale of securities, generated net cash proceeds totaling approximately $2,542,078 from inception through December 31, 2008. We used $365,442 to purchase equipment, machinery, software, and leasehold improvements from inception to December 31 2008, including $268,125 for production molds and equipment and $56,329 for computer software that will be used in the production and design of our products.  We also invested approximately $48,000 in the acquisition of our license from Rutgers during the period from inception through September 30, 2008.  In addition, we received $506,000 from the sale of assets we acquired in the Merger. We believe we will need to raise additional capital through additional equity or debt financing in order to fund our operations and repay our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, enhance our research and development capabilities, expand our marketing, sales, and engineering staffs, and continue to develop innovative solutions.  We may receive a substantial amount of cash pursuant to the judgment rendered against Tonga, but the outcome and the timing of the appeal filed by Tonga is uncertain.  Our ability to pay principal and interest on our outstanding debentures, which are due in September 2010, as well as to meet our other debt obligations and requirements to fund our planned capital expenditures, depends on our future operating performance and ability to raise capital. We anticipate that we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months.  There can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us. These conditions raise doubt about our ability to continue as a going concern.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on our evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting.

There has been no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

Axion International Holdings, Inc.

Date: February 13, 2008	/s/ James Kerstein
James Kerstein
Chief Executive Officer

Date: February 13, 2008	/s/ Michael W. Johnson
Michael W. Johnson
Chief Financial Officer