Form 10-Q
period 2009-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2009-05-15
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☑

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
Yes ☐  No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of May 11, 2009 was 15,581,209

TABLE OF CONTENTS

AXION INTERNATIONAL HOLDINGS. INC
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$199,990	$138,826
Accounts Receivable	437,562	-
Inventories	191,885	110,416
Prepaid expenses	6,903	7,264
Total current assets	836,340	256,506

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838	9,838
Machinery and equipment	357,915	261,425
Purchased software	56,329	56,329
Furniture and fixtures	9,322	9,322
Leasehold improvements	29,300	29,300
	462,704	366,214
Less accumulated depreciation	(87,461)	(25,609)
Net property and leasehold improvements	375,243	340,605

Long-term and intangible assets
License, at acquisition cost,	68,284	68,284
Deposits	4,000	4,000
	72,284	72,284

Total assets	$1,283,867	$669,395

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$512,826	$35,953
Accrued liabilities	324,906	534,878
Short-term notes	484,000	-
Interest payable	70,119	55,641
Accrued payroll	9,561	23,142
Total current liabilities	1,401,412	649,614

Senior secured convertible debenture, net of discount	377,570	307,243

Total liabilities	1,778,982	956,857

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
15,567,004 shares issued and outstanding	3,374,045	1,983,858
Deficit accumulated	(3,869,160)	(2,271,320)

Total stockholders' deficit	(495,115)	(287,462)

Total liabilities and stockholders' deficit	$1,283,867	$669,395

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ending	Three Months Ending	Six Months Ending	Six Months Ending
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Revenue	$433,362	$-	$437,562	$-

Cost of goods sold	334,337	-	334,337	-

Gross margin	99,025	-	103,225	-

Research and development costs	30,513	39,606	161,763	62,106
Marketing and sales	72,491	21,967	120,399	21,967
General and administrative expenses	873,920	345,065	1,253,064	391,542
Depreciation and amortization	50,977	5,110	61,852	5,110

Total operating costs and expenses	1,027,901	411,748	1,597,078	480,725

Loss from operations	(928,876)	(411,748)	(1,493,853)	(480,725)

Other expense
Interest expense, net	52,491	43,226	103,987	43,226

Total other expense, net	52,491	43,226	103,987	43,226

Loss before income taxes	(981,367)	(454,974)	(1,597,840)	(523,951)

Provision for income taxes	-	-	-	-

Net loss	(981,367)	(454,974)	(1,597,840)	(523,951)

Weighted average common shares - basic and diluted	14,560,963	8,977,065	13,773,527	8,043,852

Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.12)	$(0.07)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months ending	Six Months ending
	March 31, 2009	March 31, 2008

Cash flow from operating activities:
Net loss	$(1,597,840)	$(523,951)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation, and amortization	61,852	5,110
Accretion of interest expense on convertible debentures	70,327	35,513
Issuance of common stock for accrued interest	15,187	20,000
Changes in operating assets and liabilities
Accounts receivable	(437,562)	14,163
Inventory	(81,469)	-
Prepaid expenses and other	361	(76,971)
Accounts payable	215,482	170,816
Accrued liabilities	52,316	(29,632)
Net cash used in operating activities	(1,701,346)	(384,952)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(96,490)	(119,173)
Cost to acquire license	-	(48,284)
Net cash provided by investing activities	(96,490)	(167,457)

Cash flows from financing activities:
Proceeds from short term note (net)	609,000	27,164
Issuance of common stock, net of expenses	1,375,000	795,165
Repayment of Short-term Notes	(125,000)	-
Cash acquired in reverse merger	-	43,011
Net cash provided by financing activities	1,859,000	865,340

Net increase in cash	61,164	312,931

Cash at beginning of period	138,826	-

Cash at end of period	$199,990	$312,931

Non-cash financing activities:
Common stock for services	$-	$20,000
Conversion of Debenture ( Notes)	$-	$27,164
Common stock issued in lieu of cash interest	$15,187	$-
Common stock issued for license agreement	$-	$20,000
Common stock issued pursuant to merger	$-	$358,385

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

(1)       Description of the Business and Basis of Presentation

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

Holdings’ efforts as an oil and gas company was unsuccessful.  In May 2007, Holdings terminated its oil and gas executives and took steps to reduce expenses and commitments in oil and gas investments.

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

Effective as of August 4, 2008, Holdings effected a 1-for-4 reverse split of its outstanding shares of Common Stock.  All references to the numbers of shares of Holding’s Common Stock have been retroactively adjusted and are on a post-reverse split basis.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (“SEC”), and do not contain certain information which will be included in our annual consolidated financial statements and notes thereto.

These consolidated financial statements should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-KSB for the year ended September 30, 2008, as filed with the SEC on January 13, 2009.

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

Going Concern. We have incurred significant losses in the three months and six month periods ended March 31 2009, and we have a working capital deficit. These conditions raise doubt about our ability to continue as a going concern. We must raise additional capital through the sale of equity or debt securities, through an offering of debt securities, or through borrowings from financial institutions.

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

Allowance for Doubtful Accounts: We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of March 31, 2009 we had an allowance for doubtful accounts of $0.

Inventories:  Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials.  As of March 31, 2009 we have “work in progress” raw material inventory of $191,885.

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

Stock-Based Compensation: We have three nonqualified stock option plans with 2,117,970 shares available for grant as of March 31, 2009.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period of any option issued. The options issued are exercisable in whole or in part for a period of up to ten years from the date of grant. All outstanding options pursuant to such plans on the date of the Merger became fully vested pursuant to the change of control that occurred in connection with the Merger.  No options have been granted pursuant to the plans since the effective date of the Merger. Subsequent to the Merger the options granted to the employees under the provisions of these plans have expired.  Accordingly, at March 31, there were no options issued and outstanding under these plans.

We have also issued stock options pursuant to employment agreements with our Chief Executive Officer and our President, granting the right to 762,076 and 381,038 shares of Common Stock, respectively, at an exercise price of $.00002 per share, under the terms of certain performance-based stock options.  We also issued performance based stock options to various individuals, granting them the right to purchase up to 207,500 shares of our common stock at $0.02 per share upon the achievement of various performance goals. We did not record any stock-based compensation in the three month period ended March 31, 2009

Earnings (Loss) Per Share: Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock as determined using the treasury stock method. Additionally, for the three month period ended March 31, 2009, potential dilutive common shares under our convertible instruments, warrant agreements and stock option plans of 3,607,012 were not included in the calculation of diluted earnings per share as they were antidilutive.

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

Concentration of Credit Risk: We maintain our cash with a major U.S. domestic bank. The amounts are held in a noninterest bearing transaction account which has unlimited FDIC coverage.   The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Operating Cycle; In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

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

(3) Merger

On March 20, 2008, we consummated a merger pursuant to an Agreement and Plan of Merger, among Axion, Holdings, and the Merger Sub.  The Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.   Each issued and outstanding share of Axion became 47,630 shares of Common Stock of Holdings, or 9,190,630 shares in the aggregate constituting approximately 90.7% of the issued and outstanding capital stock of Holdings as of the effective date of the merger.  For accounting purposes, these actions resulted in a reverse merger, and Axion is the accounting survivor and surviving business entity; however, Holdings is the surviving legal entity.

We assumed liabilities in excess of the fair value of the assets we acquired.  We reduced paid in capital as follows:

Fair value of net assets acquired:	$600,612
Consideration given:
Fair value of liabilities assumed	958,998
Net liabilities acquired over fair value of assets, recorded as a reduction to paid in capital	$358,386

(4)       Intangibles and Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, export products made using patent applications owned by Rutgers University.  We plan to use such these revolutionary patented technologies in the production of structural plastic products such as railroad crossties, bridge infrastructure,  marine pilings, and bulk heading.

We paid approximately $32,000 and issued 714,447 shares of our Common Stock as consideration to Rutgers.  We have estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.  We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and will be tested for impairment on an annual basis

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.  Patent defense costs paid to Rutgers, a related party, for the three month period ended March 31, 2009 we did not incur any expense.  We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.  Membership dues and consulting fees totaled $20,000 for the three months ended March 31, 2009 and $119,965 for the six month period ended March 31, 2009.

(5)       Debt

The components of debt are summarized as follows.

Long-Term Debt	March 31, 2009
Senior secured convertible debentures	$725,736
Discount for beneficial conversion feature	(348,166)
377,570
Less current portion	—
$377,570.

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

In September 2008, we issued a new 9% Convertible Debenture due September 30, 2010 (the “New Debenture) in the principal amount of $172,500 to Divash Capital Partners LLC.  The New Debenture was issued without any further cash consideration and is convertible at a conversion price of $1.50 per share.  We recorded interest expense equal to the principal amount of the New Debenture. In March 2009, the New Debenture was amended to lower the interest rate from 9% to 8.75% and the maturity date was extended to December 31, 2010

At the time of the merger we evaluated the application of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the conversion option of the Debentures was a beneficial conversion feature with intrinsic value.  We recorded the fair value of the beneficial conversion feature of the Debentures, which we estimate to be $986,748, as a discount to par value which was being amortized over the term of the Debentures. As the Debentures have been converted and restructured the intrinsic value as been adjusted and will continue to be amortized over the remaining term.

The following table summarizes the issuances, repayments, and conversion of the Series A, Series B, and New Debentures from inception to March 31, 2009:

Acquired in Merger	$1,643,050
Repayments	(200,000)
Issuances	379,450
Conversion	(1,096,764)
Balance, March 31, 2009	$725,736

Required principal payments on long-term debt at March 31, 2009 totaled $0 and $725,736 for fiscal 2010.

(6)       Stockholder’s Equity

We are authorized to issue 100,000,000 shares of Common Stock, no par value, and 2,500,000 shares of Preferred Stock, no par value. There were 15,567,004 shares of Common Stock and no outstanding shares of Preferred Stock on March 31, 2009.

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

From inception through March 31, 2009, we have issued shares of Common Stock to our founders, partners, and investors as follows.  We have adjusted the number of shares issued to reflect the post-merger shares, or the number of shares the holders received in exchange for Axion shares, and for the 1-for 4 reverse stock split:

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

In December and January 2008 we completed a private placement of 1,855,655 shares of Common Stock at $0.548 per share, with gross proceeds totaling $1,019,064.  Approximately 49,535 shares were to repay a $27,164 note payable, with the balance received in cash.

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

In August 2008, one of the holders of the Debentures elected to convert $282,564 of principal into 706,410 shares of Common Stock. In September the Debenture holders converted an additional $714,200 into 2,109,834 shares of Common Stock. They also agreed to amend and restructure the debentures to lower the interest rate from 13% to 9% and extend the maturity date to September 30. 2010. In September, we issued the New Debenture in the principal amount of $172,500, with a maturity date of September 30, 2010 and a conversion price of $1.50.  In March 2009, the New Debenture was amended to lower the interest rate from 9% to 8.75% and the maturity date was extended to December 31, 2010.

In January 2009, we completed a private placement of 1,562,00 shares of Common Stock at $.88 per share and issued 15,469 shares of Common Stock in lieu of cash interest expense to our debenture holders.

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of outstanding warrants and convertible debt as of March 31, 2009.

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

(7)       Stock–based compensation

We did not record any stock-based compensation in the three month period ended March 31, 2009.

Pursuant to employment agreements dated January 1, 2008, our Chief Executive Officer will have the right to purchase up to 762,076 post-merger and post-split shares of Common Stock at an exercise price of $.0002 per share, and our President has the right to purchase up to 381,038 shares of Common Stock at an exercise price of $.0002 per share, under the terms of certain performance-based stock options.  The options have a five year term and will vest upon the achievement of annual revenue targets as follows:

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

We have three nonqualified stock option plans with 2,117,970 shares available for grant as of March 31, 2009.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant and options issued are exercisable in whole or in part for a period of up to ten years from the date of grant. All outstanding options pursuant to such plans on the date of the Merger became fully vested pursuant to the change of control that occurred in connection with the Merger.  No options have been granted pursuant to the plans since the effective date of the Merger. Subsequent to the Merger the options granted to the employees under the provisions of these plans have expired.  Accordingly, at March 31, 2009, there were no options outstanding under these plans.

(8)       Leases

We lease approximately 1,000 square feet of space in Basking Ridge, New Jersey pursuant to an oral month-to-month lease at a monthly rent of $4,000. These premises serve as the corporate headquarters.  Facility rent expense totaled $12,000 for the three month period ended March 31, 2009. The company also has a leased facility in San Antonio, Texas which was acquired during the merger. This property is subleased to a commercial real estate group.

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

In April 2006, Holdings commenced an action against Tonga Partners, L.P. (“Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted Holdings summary judgment against Tonga for disgorgement of short-swing profits in the amount of $4,965,898.  The defendants have filed an appeal of the order granting Holdings summary judgment

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

(10)    Subsequent Events

None

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

Basis of Presentation

The financial information presents in this form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position results of operations or cash flows. Our fiscal year-end is September 30, and our fiscal quarters end on December 31, March 31, and June 30. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

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

The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements.  The accompanying consolidated financial statements represent those of Axion for all periods prior to the consummation of the Merger and the discussion below relates to Axion.

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

U.S. generally accepted accounting principles require that we record a valuation allowance against deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes.  Because we have no history of profitable operations, we have not recognized any of this net deferred tax asset.  We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income.

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

Inventories.  Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials.  As of March 31, 2009 we have “work in progress” raw material inventory of $191,885.

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

Results of Operations

Three Month and Six Month Periods Ended March 31, 2009 Compared to Comparable Periods in 2008

Revenue. Revenues in the three and six month periods ended March 31, 2009 were $433,362 and 437,562, respectively, primarily as the results of the sale of two thermoplastic composite  bridges to the US Army and 1,400 composite railroad crossties to a major railroad carrier. Due to the start-up nature of the business there were no revenues generated in the comparable periods in 2008

Cost of Goods Sold.  Cost of Goods Sold for the three months ended and six month ended March 31, 2009 totaled $334,337. These expenses are principally related to direct and indirect labor, quality control, and raw material cost associated with the production of our products. The increase in expense over the comparable periods ended March 31, 2008 directly relates to the production of bridge infrastructure and railroad crossties.

Research and Development Costs.  Research and Development costs for the three months ended March 31, 2009 totaled $30,513 and totaled $161,763 for the six month period ended March 31, 2009, as compared to $39,606 for the three month period ended March 31, 2008 and $62,106 for the six month period ended March 31, 2008.  These expenses are principally related to the development of our molds, products, and quality control processes. This also includes expenses related to professional consulting fees, membership dues paid to technology-related organizations that are directly related research and development in polymer plastics. We continue to work with our scientific team at Rutgers University to enhance our product formulations, develop new innovative products, and expand the reach of our existing products. The increase in expense over the comparable periods ended March 31, 2008 directly relates to the expansion of our research and development activities to expand our product portfolio.

Marketing and Sales Expenses.  Marketing and selling expenses for the three months ended March 31, 2009 totaled $72,491 and total $120,399 for the six month period ended March 31, 2009, as compared to $21,967 for the three month period and six month period ended March 31, 2008. These expenses are related to the development and expansion of our marketing and sales activity. We expanded our marketing staff to pursue opportunities in our target markets. Our initial target markets are the domestic and international railroad industry, the U.S. military, vehicular and pedestrian bridges, marine rehabilitation, golf architecture, and industrial engineering firms.

General and Administrative.  General and administrative costs for the three months ended March 31, 2009 totaled $873,920 and $1,253,065 for the six month period ended March 31, 2009, as compared to $345,065 for three month period ended March 31, 2008 and $391,542 for the six month period ended March 31, 2008.  These expenses are primarily related to wages and salaries of the executive management team, consulting fees related to market opportunities and financing, travel, supplies, insurance, professional fees and patent defense costs. . The increase in expense over the comparable periods is a result of our increased staffing, outsourced manufacturing expense, professional consulting, financing activities and business growth.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2009 totaled $50,977 and the six month period ended March 31, 2009 totaled $61,852, as compared to $5,110 for the three months and the six months ended March 31, 2008. This is the results of the expansion of our manufacturing and operating capability.

Interest Expense, Net. Commencing on September 29, 2008, our Debentures, Series B Debentures and New Debentures earned interest at the rate of 9% per annum and mature on September 30, 2010. Accordingly, we recorded coupon interest expense totaling approximately $17,328 for the three months ended March 31, 2009 and $33,660 for the six month period. Additionally, we amortize the discount that represents the fair value of beneficial conversion feature of the Debentures, Series B Debentures and New Debentures as interest expense. We recorded approximately $35,163 in non-cash interest expense in the three month period ended March 31, 2009 and $70,327 for the six month period ended March 31, 2009, as we amortized the debenture discounts. Interest expense for the comparable periods was $43,226 which principally represented the non-cash interest expense associated with the amortization of the debenture discount.

Net Loss. We recorded a net loss of approximately $981,367 in the three months ended March 31, 2009 or $0.07 per share as compared to a net loss of $454,973 or $0.05 per share for the comparable period ended March 31, 2008. For the six month period ended March 31, 2009 we recorded a loss of approximately $1,597,840 or $0.12 per share compared to a loss of $523,950 or $0.07 per share for the comparable six month period in 2008. We anticipate that we will continue to incur losses during the early stages of our business development and growth.

Liquidity and Capital Resources:  Plan of Operation

As of March 31, 2009, we had $199,990 in cash and cash equivalents.  Our long-term debentures bear interest rates of 9% and 8.75% per annum and are due and payable on September 30, 2010 and December 30, 2010 if not converted into Common Stock.  As of March 31, 2009, the aggregate outstanding principal amount of the debentures was $725,763. The Series A Debentures and the Series B Debentures are convertible at the option of the holders into Common Stock at a rate of $0.40 or $0.30 per share, and accordingly, we may issue up to 1,614,954 shares of Common Stock if the remaining principal balance is converted in its entirety.  The New Debentures are convertible at the option of the holders into Common Stock at a rate of $1.50 per share, and accordingly, we may issue up to 115,000 shares of Common Stock if the remaining principal balance is converted in its entirety.  We may also elect to pay interest in the form of Common Stock at the applicable conversion rate of each debenture. We recorded the debentures at a discount after giving effect to the $986,747 intrinsic value of the beneficial conversion feature and recorded the discount as equity.  We are amortizing the discount as interest expense over the life of the debentures as the carrying value of the debentures accretes to the respective face value.  The carrying value of the debentures at March 31, 2009 was $342,407. In March 2009 we issued a short-term convertible secured note of $400,000 with a base rate of 7% per annum with a maturity date of June 15, 2009, and an additional note of $20,000 with an interest rate of 8.75% with a maturity date of July 15, 2009

We have used $1,093,147 in our operating activities in the three months ended March 31, 2009, primarily as a result of our activities relating to the commercialization of our business and expansion of our distribution capabilities.

Financing activities, in the three month period ended March 31, 2009 consisting principally of issuance of short term notes that generated net proceeds of $434,000.   We invested $89,790 for additional molds and manifolds that will be used in the production of our products.

We have used $1,694,896 in our operating activities for the six month period primarily as a result of our activities devoted to expanding our operating capability and commercializing our business.   Financing activities, consisting principally of the sale of securities that generated net cash proceeds totaling approximately $1,375,000 during the period and this issuance of short term notes that generated gross proceeds of $609,000 of which $125,000 was repaid during the six month period ended March 31, 2009.  We used $827,844 to expand and commercialize the business, including $305,643 for production materials, raw materials of $191,884, molds and manifolds of $96,949, and outsourced machine capacity of $233,367. We believe we will need to raise additional capital through additional equity or debt financing in order to fund our operations and repay our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, enhance our research and development capabilities, expand our marketing and sales and engineering staffs, and continue to develop innovative solutions.  We may receive a substantial amount of cash pursuant to the judgment rendered against Tonga, but the outcome and the timing of the decision regarding the appeal filed by Tonga is uncertain.  Our ability to pay principal and interest on our outstanding long term debentures, which are due in September and December 2010, as well as to meet our other debt obligations and requirements to fund our planned capital expenditures, depends on our future operating performance and ability to raise capital. We anticipate that we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months.  There can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us. These conditions raise doubt about our ability to continue as a going concern.

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

Part II
Other Information

Item 1. Legal Proceedings.

Please see Note 9  “Litigation and Other Contingencies” in the notes to the unaudited Consolidated Financial Statements in Part I above.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In January 2009, we completed a private placement of 1,562,00 shares of Common Stock at $0.88 per share and issued 15,469  common shares in lieu of cash interest expense to our debenture holders. All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933

Item 3. Defaults Upon Senior Securities.

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

Axion International Holdings, Inc.

Date: May 15, 2009	/s/ James Kerstein
James Kerstein
Chief Executive Officer

Date: May 15, 2009	/s/ Michael W. Johnson
Michael W. Johnson
Chief Financial Officer