Form 10-Q
period 2009-06-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2009-08-14
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐  No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of August 14, 2009 was 16,524,282

TABLE OF CONTENTS

AXION INTERNATIONAL HOLDINGS. INC
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$211,504	$138,826
Accounts Receivable	172,623	-
Inventories	264,288	110,416
Prepaid expenses	6,258	7,264
Total current assets	654,673	256,506

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838	9,838
Machinery and equipment	398,214	261,425
Purchased software	56,404	56,329
Furniture and fixtures	9,322	9,322
Leasehold improvements	29,300	29,300
	503,078	366,214
Less accumulated depreciation	(142,164)	(25,609)
Net property and leasehold improvements	360,914	340,605

Long-term and intangible assets
License, at acquisition cost,	68,284	68,284
Deposits	4,000	4,000
	72,284	72,284

Total assets	$1,087,871	$669,395

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$506,010	$35,953
Accrued liabilities	346,174	534,878
Short-term notes	454,000	-
Interest payable	80,154	55,641
Accrued payroll	50,667	23,142
Total current liabilities	1,437,005	649,614

Senior secured convertible debenture, net of discount	349,677	307,243

Total liabilities	1,786,682	956,857

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
16,285,448 shares issued and outstanding	3,804,586	1,983,858
Deficit accumulated	(4,503,397)	(2,271,320)

Total stockholders' deficit	(698,811)	(287,462)

Total liabilities and stockholders' deficit	$1,087,871	$669,395

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ending	Three Months Ending	Nine Months Ending	Nine Months Ending
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$566,849	$-	$1,004,411	$-

Cost of goods sold	256,102	-	590,439	-

Gross margin	310,747	-	413,972	-

Research and development costs	19,057	30,726	180,819	92,831
Marketing and sales	149,109	23,410	306,420	45,377
General and administrative expenses	619,727	455,934	1,839,861	847,478
Depreciation and amortization	54,703	6,597	116,555	11,707

Total operating costs and expenses	842,596	516,667	2,443,655	997,393

Loss from operations	(531,849)	(516,667)	(2,029,683)	(997,393)

Other expense
Interest expense, net	98,482	241,632	202,469	284,858

Total other expense, net	98,482	241,632	202,469	284,858

Loss before income taxes	(630,331)	(758,299)	(2,232,152)	(1,282,251)

Provision for income taxes	-	-	-	-

Net loss	(630,331)	(758,299)	(2,232,152)	(1,282,251)

Weighted average common shares - basic and diluted	15,035,526	10,464,366	14,753,006	8,577,098

Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.15)	$(0.15)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months ending	Nine Months ending
	June 30, 2009	June 30, 2008

Cash flow from operating activities:
Net loss	$(2,232,152)	$(1,282,251)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation, and amortization	116,555	11,707
Accretion of interest expense on convertible debentures	103,971	225,761
Issuance of common stock for accrued interest	69,990	-
Issuance of common stock services	64,560	20,000
Issuance of common stock for compensation	34,641
Changes in operating assets and liabilities
Accounts receivable	(172,623)	58,042
Inventory	(153,872)	-
Prepaid expenses and other	1,006	(5,968)
Accounts payable	260,534	(10,683)
Accrued liabilities	72,931	-
Net cash used in operating activities	(1,834,459)	(983,392)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(136,863)	(172,033)
Cost to acquire license	-	(48,284)
Net cash provided by investing activities	(136,863)	(220,317)

Cash flows from financing activities:
Proceeds from short term note (net)	1,004,000	-
Issuance of common stock, net of expenses	1,590,000	1,143,331
Proceeds for sale of assets	-	486,000
Repayment of Short-term Notes	(550,000)	-
Cash acquired in reverse merger	-	43,011
Net cash provided by financing activities	2,044,000	1,672,342

Net increase in cash	72,678	468,633

Cash at beginning of period	138,826	-

Cash at end of period	$211,504	$468,633

Non-cash financing activities:
Common stock for consulting services	$64,560	$20,000
Conversion of Debenture notes	$61,537	$27,164
Common stock issued in lieu of cash interest	$69,990	$-
Common stock issued for compensation	$34,641	$-
Common stock issued for license agreement	$-	$20,000
Common stock issued pursuant to merger	$-	$358,385

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

(1)       Description of the Business and Basis of Presentation

Axion International Holdings, Inc. (“Holdings”), formerly Analytical Surveys, Inc., was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information system. In November 2007 Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  On March 20, 2008 (the “Effective Date”), Holdings consummated the merger (the “Merger”) of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.  Each issued and outstanding share of Axion became 47,630 shares of Holdings’ common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Holdings’ issued and outstanding Common Stock as of the Effective Date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity.

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

Effective as of August 4, 2008, Holdings effected a 1-for-4 reverse split of its outstanding shares of Common Stock.  All references to the number of shares of Holding’s Common Stock have been retroactively adjusted and are on a post-reverse split basis.

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

Going Concern.  We have incurred significant losses in the three months and nine months ended June 30, 2009, and we have a working capital deficit. These conditions raise doubt about our ability to continue as a going concern.  We must raise additional capital through the sale of equity and/or debt securities or through borrowings from financial institutions.

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

Allowance for Doubtful Accounts: We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of June 30, 2009 we had an allowance for doubtful accounts of $0.

Inventories:  Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials.  No adjustment has been to the cost of inventories as of June 30, 2009.

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

Stock-Based Compensation: We have three nonqualified stock option plans with 2,117,970 shares available for grant as of June 30, 2009.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period of any option issued. The options issued are exercisable in whole or in part for a period of up to ten years from the date of grant. All outstanding options pursuant to such plans on the date of the Merger became fully vested pursuant to the change of control that occurred in connection with the Merger.  Subsequent to the Merger the all options granted to the former Analytical Surveys employees under the provisions of these plans have expired.

In May 2009, we issued options under the provision of these plans to members of the Board of Directors and key members of the management team. Accordingly, as of June 30, 2009 there were 480,000 options outstanding under these plans. We recorded stock-based compensation of $34,641 for the three month period ending June 30, 2009.

We have also issued stock options pursuant to employment agreements with our Chief Executive Officer and our President, granting the right to 762,076 and 381,038 shares of Common Stock, respectively, at an exercise price of $.00002 per share, under the terms of certain performance-based stock options. We have not recorded any stock based compensation pursuant to these options as they are subject to future performance goals.

Earnings (Loss) Per Share: Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock as determined using the treasury stock method. Additionally, for the three month period ended June 30, 2009, potential dilutive common shares under our convertible instruments, warrant agreements and stock option plans of 3,607,012 were not included in the calculation of diluted earnings per share as they were antidilutive.

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

We paid approximately $32,000 and issued 714,447 shares of our Common Stock as consideration to Rutgers.  We have estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.  We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and will be tested for impairment on an annual basis

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.  We accrued royalty expense of $13,762 during the three month period ending June 30, 2009. For the three month period ending June 30, 2009, we did not incur any expense in connection with patent defense cost. We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.

(5)       Debt

The components of debt are summarized as follows.

Long-Term Debt	June 30, 2009
Senior convertible debentures	$664,199
Discount for beneficial conversion feature	(314,522)
349,677
Less current portion	—
$349,677.

Pursuant to the Merger, we assumed three 13% Senior Secured Convertible Debentures (the “Debentures”) totaling $1,643,050.  Simultaneous with the Merger, the maturity date of the debentures were extended and the principal increased $6,950 to account for previously issued warrants.

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

In September 2008, the Debenture holders converted an additional $714,200 into 2,109,834 shares of Common Stock.  They also agreed to amend and restructure the Debentures and the Series B Debentures to (i) lower the interest rate from 13% to 9%, (ii) extend the maturity date to September 30, 2010 and (iii) eliminate such holders’ security interest in the assets of the Company and its subsidiaries.  In addition, the Debentures and the Series B Debenture in the aggregate principal amount of $667,436 held by ADH were amended to reduce the conversion price from $.40 to $.30.

We issued a new 9% Convertible Debenture due September 30, 2010 (the “New Debenture) in the principal amount of $172,500 to Divash Capital Partners LLC in conjunction with the restructuring of the debentures. The New Debenture was issued without any further cash consideration and is convertible at a conversion price of $1.50 per share.  We recorded interest expense equal to the principal amount of the New Debenture. In March 2009, the (“New Debenture”) was amended to lower the interest rate for 9% to 8.75% and extended to December 31, 2010

In June 2009, one of the holders of the Debentures converted $61,537 of principal plus accrued interest into 153,842 shares of Common Stock, and thereafter in July 2009, converted an additional $34,616 of principal plus accrued interest into 88,834 shares of Common Stock.

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

The following table summarizes the issuances, repayments, and conversion of the Debentures, the Series B Debenture, and New Debentures from inception to June 30, 2009:

Acquired in Merger	$1,643,050
Repayments	(200,000)
Issuances	379,450
Conversion	(1,158,301)
Balance, June 30, 2009	$664,199

Required principal payments on long-term debt at June 30, 2009 totaled $0 and $664,199 for fiscal 2010.

(6)       Stockholder’s Equity

We are authorized to issue 100,000,000 shares of Common Stock, no par value, and 2,500,000 shares of Preferred Stock, no par value. There were 16,285,448 shares of Common Stock and no shares of Preferred Stock outstanding on June 30, 2009.

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

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of outstanding warrants and convertible debt as of June 30, 2009.

		Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	95,473	5.36	95,473
Class B Warrants	95,473	5.96	95,473
Class E Warrants	188,018	4.74	188,018
Note Warrants issued to advisors in November 2006	47,482	2.36	47,482
Series A Debentures	78,236	0.30	260,787
Series A Debentures	213,463	0.40	533,658
Series B Debentures	200,000	0.30	666,667
New Debentures	172,500	1.50	115,000
Total shares issuable and weighted average prices		1.37	2,002,558

(7)       Stock–based compensation

We recorded stock based compensation totaling $34,641 in connection with the issuance of 480,000 options to selected member of the management team and Board of Directors in the three months period ending June 30, 2009.

As of June 30, 2009 outstanding options to acquire shares of Common Stock are as follows:

	Number of Options	Exercise Price	Expiration Date	Weighted Average Exercise Price	Weighted Average Contract Life (Years)

Employees	55,000	$1.15	5/31/2013	$1.15	3
Directors	425,000	$1.13	5/31/2013	$1.13	3
Total Outstanding	480,000
Total Exercisable	180,000

Assumptions Used to Value Options

The estimated fair value of the options granted is determined by using the Black-Sholes option model and the following assumptions were used for the options granted

Risk Free interest rate	1.42%
Expected Life in Years	3
Expected Volatility	84.7%
Expected Dividend Yield	-
Forfeiture Rate	-

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

(8)  Leases

We lease approximately 1,000 square feet of space in Basking Ridge, New Jersey pursuant to an oral month-to-month lease at a monthly rent of $4,000. These premises serve as the corporate headquarters.  Facility rent expense totaled $40,880 the nine month period ending June 30, 2009. The company also has a leased facility of approximately 2,500 square feet in San Antonio, Texas which is currently being subleased.

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

In April 2006, Holdings commenced an action against Tonga Partners, L.P. (“Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted Holdings summary judgment against Tonga for disgorgement of short-swing profits in the amount of $4,965,898.  The defendants are appealing from the order granting Holdings summary judgment.

We are also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

(10)  Subsequent Events

In July 2009, we issued a 10% promissory note of $100,000 which maturity date of October 21, 2009 or the date on which the company consummates an equity financing transaction in excess of $400,000.

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

Basis of Presentation

The financial information presents in this form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position results of operations or cash flows. Our fiscal year-end is September 30, and our fiscal quarters end on December 31, March 31, and June 30, unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

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

Inventories.  Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials.  As of June 30, 2009 we had inventory of $264,288

Fair Value of Financial Instruments.  SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that we disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Results of Operations

Three Month and Nine Month Periods Ended June 30, 2009 Compared to Comparable Periods in 2008

Revenue. Revenues in the three and nine month periods ended June 30, 2009 were $566,849 and $1,004,411, respectively, primarily as the results of the sale of two thermoplastic composite bridges to the US Army and 2,100 composite railroad crossties to a major railroad carrier. Due to the start-up nature of the business there were no revenues generated in the comparable periods in 2008

Cost of Goods Sold.  Cost of Goods Sold for the three months ended and nine months ended June 30, 2009 totaled $256,102, and $590,439, respectively. These expenses are principally related to direct and indirect labor, quality control, and raw material cost associated with the production of our products. The increase in expense over the comparable periods ended June 30, 2008 directly relates to the production and installation of the composite bridges and railroad crossties.

Research and Development Costs.  Research and Development costs for the three months ended June 30, 2009 totaled $19,057 and totaled $180,819 for the nine month period ended June 30, 2009, as compared to $30,726 for the three month period ended June 30, 2008 and $92,831 for the nine month period ended June 30, 2008.  These expenses are principally related to the development of our molds, products, and quality control processes. This also includes expenses related to professional consulting fees, membership dues paid to technology-related organizations that are directly related research and development in polymer plastics. We continue to work with our scientific team at Rutgers University to enhance our product formulations, develop new innovative products, and expand the reach of our existing products. The increase in expense over the comparable periods ended June 30, 2008 directly relates to the expansion of our research and development activities to expand our product portfolio.

Marketing and Sales Expenses.  Marketing and selling expenses for the three months ended June 30, 2009 totaled $149,109 and total $306,420 for the nine month period ended June 30, 2009, as compared to $23,410 for the three month period and $45,377 for the nine month period ended June 30, 2008. These expenses are related to the expansion of our marketing and sales activity. During the nine month period ending June 30, 2009 we added additional personnel to improve our technical sales support and expanded our marketing staff to pursue opportunities in our target markets. Our initial target markets are the domestic and international railroad industry, the U.S. military, vehicular and pedestrian bridges, marine rehabilitation, golf architecture, and industrial engineering firms.

General and Administrative.  General and administrative costs for the three months ended June 30, 2009 totaled $619,727 and $1,839,861 for the nine month period ended June 30, 2009, as compared to $455,934 for three month period ended June 30, 2008 and $847,478 for the nine month period ended June 30, 2008.  These expenses are primarily related to wages and salaries of the executive management team, consulting fees related to market opportunities and financing, travel, supplies, insurance, professional fees and patent defense costs. The increase in expense over the comparable periods is a result of our increased outsourced manufacturing expense, professional consulting, and business growth related activities.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2009 totaled $54,703 and the nine month period ended June 30, 2009 totaled $116,555, as compared to $6,597 for the three months and $11,707 the nine months ended June 30, 2008. This is the results of the purchase of additional mold and manifolds to support the manufacturing of our expanding product offerings.

Interest Expense, Net. Commencing on September 29, 2008, our Debentures, Series B Debentures and New Debentures earned interest at the rate of 9% per annum and mature on September 30, 2010. Thereafter in March 2009, the New Debentures were amended to reduce the interest rate to 8.75% per annum and to extend the maturity date to December 31, 2010. Accordingly, we recorded coupon interest expense totaling approximately $64,838 for the three months ended June 30, 2009 and $98,497 for the nine month period. Additionally, we amortize the discount that represents the fair value of beneficial conversion feature of the Debentures, Series B Debentures and New Debentures as interest expense. We recorded approximately $33,644 in non-cash interest expense in the three month period ended June 30, 2009 and $103,971 for the nine month period ended June 30, 2009, as we amortized the debenture discounts. Interest expense for the comparable periods was $241,632 and $284,858 respectively, which principally represented the non-cash interest expense associated with the amortization of the debenture discount.

Net Loss. We recorded a net loss of approximately $630,331 in the three months ended June 30, 2009 or $0.04 per share as compared to a net loss of $758,299 or $0.07 per share for the comparable period ended June 30, 2008. For the nine month period ended June 30, 2009 we recorded a loss of approximately $2,232,152 or $0.15 per share compared to a loss of $1,282,251 or $0.15 per share for the comparable nine month period in 2008. We anticipate that we will continue to incur losses during the early stages of our business development and growth.

Liquidity and Capital Resources: Plan of Operation

As of June 30, 2009, we had $211,504 in cash and cash equivalents.  Our long-term debentures bear interest rates of 9% and 8.75% per annum and are due and payable on September 30, 2010 and December 30, 2010 if not converted into Common Stock.  As of June 30, 2009, the aggregate outstanding principal amount of the debentures was $664,199. The Series A Debentures and the Series B Debentures are convertible at the option of the holders into Common Stock at a rate of $0.40 or $0.30 per share, and accordingly, we may issue up to 1,576,110 shares of Common Stock if the remaining principal balance is converted in its entirety.  The New Debentures are convertible at the option of the holders into Common Stock at a rate of $1.50 per share, and accordingly, we may issue up to 115,000 shares of Common Stock if the remaining principal balance is converted in its entirety.  We may also elect to pay interest in the form of Common Stock at the applicable conversion rate of each debenture. We recorded the debentures at a discount after giving effect to the $986,747 intrinsic value of the beneficial conversion feature and recorded the discount as equity.  We are amortizing the discount as interest expense over the life of the debentures as the carrying value of the debentures accretes to the respective face value.  The carrying value of the debentures at June 30, 2009 was $349,677.

Financing activities, in the three month period ended June 30, 2009 consisting principally of issuance of short term 0% promissory notes that generated net proceeds of $370,000 which mature upon the achievement of receiving certain accounts payables, consummation of an equity transaction, or a series of related transactions that yield net proceeds of not less than $250,000.   In addition we completed at private placement of 247,175 shares of common stock at $.88 for a net proceeds of $215,000.

We have used $1,834,459 in our operating activities for the nine month period primarily as a result of our activities devoted to expanding our operating capability and commercializing our business.   Financing activities, consisting principally of the sale of securities that generated net cash proceeds totaling approximately $1,590,000 during the period and this issuance of short term notes that generated gross proceeds of $1,004,000 of which $550,000 was repaid during the nine month period ended June 30, 2009.  We used $1,400,880 to expand and commercialize the business, including $492,000 for production materials, raw materials of $382,150, molds and manifolds of $136,863, and outsourced manufacturing capacity of $389,867. We believe we will need to raise additional capital through additional equity or debt financing in order to fund our operations and repay our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, enhance our research and development capabilities, expand our marketing and sales and engineering staffs, and continue to develop innovative solutions.  We may receive a substantial amount of cash pursuant to the judgment rendered against Tonga, but the outcome and the timing of the decision regarding the appeal filed by Tonga is uncertain.  Our ability to pay principal and interest on our outstanding long term debentures, which are due in September and December 2010, as well as to meet our other debt obligations and requirements to fund our planned capital expenditures, depends on our future operating performance and ability to raise capital. We anticipate that we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months.  There can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us. These conditions raise doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In April 2009, we completed a private placement of 56,818 shares of Common Stock at $0.88 per share and issued 12,007 common shares in lieu of cash interest expense to our debenture holders.  We also issued 153,000 shares of Common Stock upon conversion of $61,537 principal amount plus accrued interest of outstanding Debentures. In June 2009, we completed a private placement of 170,454 shares of Common Stock at $0.88 per share and issued 76,923 of Common Stock in lieu of cash interest expense to a short term note holder. All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933

Item 3. Defaults Upon Senior Securities.

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

Axion International Holdings, Inc.

Date: August 14, 2009	/s/ James Kerstein
James Kerstein
Chief Executive Officer

Date: August 14, 2009	/s/ Michael W. Johnson
Michael W. Johnson
Chief Financial Officer