Form 10-K
period 2009-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2010-01-13
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13111

Axion International Holdings Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
180 South Street, New Providence, NJ 07974
(Address of principal executive offices)

(908) 542-0888
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,249,851 based on the average bid and asked price of the Common Stock on March 31, 2009.

The number of shares outstanding of the registrant’s Common Stock, as of December 31, 2009, was 19,736,232.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy or information statement to be filed within 120 days of our September 30, 2009 year end is incorporated by reference in Part III to the extent described therein.

TABLE OF CONTENTS

PART I

Note: Effective as of August 4, 2008, Axion International Holdings, Inc. (“Holdings”) effected a 1-for-4 reverse stock split of its outstanding Common Stock. All references to the number of Axion International Holdings Inc.’s Common Stock contained in this Annual Report on Form 10-K are on a post-reverse split basis, unless otherwise indicated.

Item 1.  Business

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

As a result, in November 2007, Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp. (the “Merger Sub”), a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings, and Axion International, Inc. (“Axion”), a Delaware corporation which incorporated on August 6, 2006 and commenced operations in November 2007. On March 20, 2008 (the “Effective Date”), Holdings consummated the merger (the “Merger”) of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. Each issued and outstanding share of Axion became 47,630 shares of Holdings’ common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Holdings’ issued and outstanding Common Stock as of the Effective Date of the Merger. The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity.

Business

Axion is the exclusive licensee of patented and patent-pending technologies developed for the production of structural plastic products such as railroad crossties, bridge infrastructure, marine pilings and bulk heading in several territories including North and South America, the Caribbean, South Korea, Saudi Arabia, The United Arab Emirates, and Russia; additionally, China is a shared country with our strategic partner, Micron. We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics that would otherwise be discarded into landfills into structural products which are more durable, have a substantially greater useful life and offer more flexible design features than traditional products made from wood, steel and concrete. Our products also resist rot and damaging insects without the use of chemical treatments and require significantly less maintenance throughout their lifecycles than traditional products. In addition, we believe our recycled composite products are environmentally friendly, in part because they sequester carbon, reduce the number of trees needing to be harvested and do not contain creosote, a carcinogen used to coat conventional wood crossties.

We are currently marketing our structural products and fire retardants to both the U.S. domestic and international railroad industry, the U.S. military, and industrial engineering and contracting firms. Our initial products consist of: (1) structural composite railroad crossties, (2) fire retardant composite railroad crossties, (3) structural composite I-beams along with tongue and groove planking and (4) two fire retardants.

In addition, we provide engineering and construction services on building projects using our materials. In 2009, we completed construction of two bridges commissioned by the military at Fort Bragg, NC to help facilitate troop movements, which were engineered to carry the extreme tonnage requirements for armored military vehicles that would not be possible with currently existing wooden bridges. We believe these bridges are the first structures of their kind made almost exclusively of recycled thermoplastic materials to support loads in exces of 70 tons.

 Products

Our crosstie product is similar to products previously sold by Polywood, Inc., a company founded by James Kerstein, one of Axion’s founders and our Chief Executive Officer. The fire retardant composite railroad crosstie will be a new generation of that crosstie. We anticipate the sales of crossties to be made to both freight and transit line railroads whose cost benefit analysis evaluated the utility of installing plastic crossties in high stress, overhead and moisture-laden areas. Our fire retardant crosstie addresses not only moisture decay and leaching of creosote but also fire vulnerability.

The structural composite I-beams (patent pending) and tongue and groove planking (patent pending) are innovative products that we believe have the potential to revolutionize the structural material marketplace. These products were successfully installed for a vehicular bridge over the Mullica River in the New Jersey Pine Barrens in 2003. The design features that made this installation unique were the use of less material and ease of interoperability of the construction parts. In addition, an earlier bridge construction was successfully completed at Ft. Leonard Wood, Missouri in 1998. Based on a 2007 analysis conducted by the U.S. Corps of Army Engineers, we believe that these bridges were then substantially as durable as they were when first installed and required virtually no maintenance. We anticipate supplying product for the construction of additional bridges and selling these products as a solution for waterfront bulkhead projects.

The two fire retardants consist of: (1) a thermoplastic fire retardant that will be applied to the plastic crosstie and (2) a multi-surface fire retardant that can be applied to a variety of surfaces (wood, metal, and plastic). We intend to continue to develop new supplemental technologies that will serve to not only expand our market capabilities but also serve as barriers to entry by others.

Sales and Marketing

We have actively commenced sales efforts of our crossties and other structural products and related services to railroads and other public- and private-sector buyers. Since these sales are important to our early success, initial sales are largely being handled by our management team whose members, through their prior activities, have a background in and connections with this industry. In addition, strategic engineering and sales relationships are being established to generate further sales penetration. The Company’s initial objectives are to secure sales orders for composite crossties (including ones that are treated with a fire retardant) from railroads and transit line railroads as well as, vehicular bridges, platforms and boardwalks from both the US Army and civilian contracts. We believe our initial sales and marketing efforts have been positively received in the marketplace and our initial success with the US Army is an indication of the acceptance of our products in the market.

With adequate funding, we intend to establish market-facing business units, each team will function as a fully accountable, entrepreneurial unit, graded against its own performance metrics. These business units will be an extended part of the corporate strategic planning initiatives and will be supported by corporate branding, polymer engineering research, production capabilities and in-house customer service.

Manufacturing

Axion does not plan on manufacturing the aforementioned products. We believe that our outsourcing model will give us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers, and minimize our capital requirements. All of our products are currently manufactured by two third-party manufacturers, one in Pennsylvania and one in Indiana. We have contacted and discussed the production of our products with multiple outsourced manufacturers who have the skills and capabilities to produce our products. Our objective is to selectively transfer the necessary intellectual property to specialists so that they may manufacture products to the specifications required by our designs and with our direct supervision.

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

Axion is obligated to pay 1.5-3.0% royalties on various product sales to Rutgers, subject to certain minimum payents and to reimburse Rutgers for certain patent defense costs. We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.

The License Agreement runs until the expiration of the last to expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.

The Market

We are focused on infrastructure solutions and we have identified four major U.S. vertical markets:

•	Transportation–railroad ties, bridge timbers and switch ties; fire retardants
•	Marine-pilings; bulkheads
•	General industrial-solar installations; sound barriers; boardwalk super structure; fire retardants; fast construction housing and storage containers .
•	Military-fire retardants, pallet delivery system for airlift cargo

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

·	Bridges, solar installations, cell towers and wind turbine poles, sound barriers, boardwalk and residential decking super structure.

Military/Government Contracts

·	The Department of Defense Budget (2007) includes military construction in the amount of $12.6 billion and research and development of $73.2 billion.

·	Infrastructure, fire retardants, and pallet delivery system.

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

Employees

As of December 31, 2009, we had seven full time employees and one part-time employee.

Item 1A. Risk Factors

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

Axion has generated limited operating revenues. If we are unable to commercially develop and sell our structural plastic products, we will not be able to generate profits and we may be forced to curtail operations.

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

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for fiscal year 2009, based on the significant operating losses and a lack of external financing. Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

Our products are new and, for the most part, have limited acceptance in the marketplace. If our products do not receive market acceptance, our ability to execute our business plan most likely will be adversely affected.

Although earlier versions of our structural composite railroad crossties, I-beams and bridge decking were sold by Polywood over four years ago, only a limited amount of our other products, including our fire retardant composite railroad crossties, have been sold and are new and untested in the marketplace. Potential customers are often resistant to trying new untested products. If our products do not receive market acceptance, our ability to commercialize our business plan most likely will be adversely affected.

Our business will be highly reliant on third party manufacturers. If one or more manufacturers that we engage do not meet our manufacturing requirements, our ability to manufacture and sell our products will be materially impaired.

We plan on relying on third parties to manufacture our products and have entered into agreements with two third parties to manufacture our products. Consequently, we are dependent on third party outsourcing for the manufacture of our products. Our business is dependent upon our retention of manufacturers and the development and deployment by third parties of their manufacturing abilities. There can be no assurance that we will obtain the requisite manufacturers or, once retained, that these manufacturers will be able to meet our manufacturing needs in a satisfactory and timely manner, or that we can obtain additional manufacturers when and if needed. Although we believe there are a number of potential manufacturers available, if we are unable to retain manufacturers quickly or cost effectively, our ability to manufacture and sell our products will be materially impaired. Our reliance on third party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the manufacturing process, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements. Although we believe that these manufacturers will have an economic incentive to perform such manufacturing for us, the amount and timing of resources to be devoted to these activities is not within our control, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, an interruption in supply from one or more of such manufacturers, or the inability to obtain additional manufacturers when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to develop substantial sales and marketing capabilities, we most likely will not be able to generate adequate sales.

Initially, sales and marketing will be conducted by our senior management team, who, through its prior activities, has background and connections in our industry, and a limited number of internal sales and marketing staff. Eventually, with incremental funding, we plan on hiring additional engineers, sales and marketing staff and implementing a detailed marketing program. However, there can be no assurance that we will develop a sales and marketing force or that our sales and marketing efforts will be successful.

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

Our success will depend to a significant extent, on the performance of James Kerstein, our CEO, and Marc Green, our President and Treasurer, and others who we hire. To the extent that the services of any of our key personnel become unavailable, we will be required to retain other qualified persons. We may not be able to find a suitable replacement for any such person. The loss of the services of key persons could have a material adverse effect on our business, financial condition and results of operations.

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

Our executive officers, directors, affiliates and entities controlled by them own approximately 15% of the outstanding Common Stock. As a result, these executive officers and directors will have a substantial impact on the vote on matters that require stockholder approval such as election of directors, approval of a corporate merger and reorganization, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, affecting a stock split, amending our Articles of Incorporation or other material corporate actions.

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

We have outstanding options, warrants and convertible debentures, and we are able to issue “blank check” preferred stock, that could be issued resulting in the dilution of Common Stock ownership.

As of September 30, 2009, we had outstanding options, warrants and convertible debentures that, when exercised and converted, could result in the issuance of up to 7,026,366 additional shares of common stock.  In addition, our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. We currently have no preferred stock outstanding. To the extent that outstanding options, warrants and convertible debentures or similar instruments or convertible preferred stock issued in the future are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our Common Stock.   Thus, the rights of the holders of Common Stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

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

We commenced operations in November 2007 and have recognized limited revenues to date. Accordingly, there is very little operating history upon which to judge our current operations or financial results.

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

Material weaknesses in our disclosure controls and procedures or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, formal procedures and segregation of duties necessary to ensure that adequate review of our financial statements and notes thereto is performed, and have concluded that our internal control over financial reporting is not effective as of September 30, 2009. These material weaknesses and our remediation plans are described further in Item 9A(T). "Controls and Procedures" of this report. Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Axion owns no real property and rents approximately 2,000 square feet of space in New Providence, New Jersey pursuant to a three-year lease at a monthly rent of approximately $3,400.  These premises serve as the corporate headquarters.

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

Item 4.  Submission of Matters To A Vote Of Security Holders

None.

PART II.

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of September 30, 2009, there were approximately 1,200 record holders of our Common Stock, and there were 19,243,669 shares of our Common Stock outstanding.  Our Common Stock has been traded on the Over-the-Counter Bulletin Board since June 1, 2007.  From June 1, 2007 to August 3, 2008, our Common Stock was traded under the symbol “ANLT”, and then following the name change, since August 4, 2008, the date of the reverse split, our Common Stock was traded under the symbol “AXIH”.  From April 3, 2007, until June 11, 2007, our Common Stock was traded on the OTC Pink Sheets.  Prior to April 3, 2007, our Common Stock was traded on the NASDAQ Capital Market.  Our business changed to that of Axion’s on March 20, 2008, the date of the merger.  The following table sets forth the high and low bid quotations for our Common Stock (on a post-reverse split basis) as reported on the Over-the-Counter Bulletin Board by quarter during each of our last two fiscal years.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended September 30, 2009
First quarter	$1.50	$0.75
Second quarter	1.20	0.85
Third quarter	1.17	0.80
Fourth quarter	3.25	0.65

Year Ended September 30, 2008
First quarter	$0.68	$0.32
Second quarter	0.72	0.32
Third quarter	1.84	0.72
Fourth quarter	1.80	0.93

Dividends

Since becoming a public company, we have not declared or paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.  We presently expect that we will retain all future earnings, if any, for use in our operations and the expansion of our business.

Item 6. Selected Financial Data

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 7. Management’s Discussion and Analysis or Plan of Operations

The discussion of our financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, or in the documents incorporated by reference into this Form 10-K, the words “anticipate,” “believe,” “estimate,” “intend”, “expect”, “may”, “will” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-K are based upon information available to us on the date of this Form 10-K, and we assume no obligation to update any such forward-looking statements. Our actual results, performance and achievements could differ materially from those discussed in this Form 10-K.

Overview

Axion International Holdings, Inc. (“Holdings”) was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  On March 20, 2008, Holdings consummated an Agreement and Plan of Merger (the “Merger”), among Holdings, Axion Acquisition Corp. (the “Merger Sub”), a Delaware corporation and direct wholly-owned subsidiary of the Holdings, and Axion International, Inc. (“Axion”), a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007.  Pursuant to the Merger, the Merger Sub was merged into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.  Each issued and outstanding share of Axion became 47,630 shares of Holdings common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Holdings issued and outstanding Common Stock as of the effective date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue and Cost Recognition: Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and when there are no significant future performance obligations.

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

Inventories: Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials.  No adjustment has been to the cost of finished goods inventories as of September 30, 2009.

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

Asset Category	Depreciation/ Amortization Period
Furniture and fixtures	3 to 5 years
Computer equipment and purchased software	3 years
Machinery and equipment	2 to 5 years
Leasehold improvements	Term of lease

Goodwill and Intangible Assets:  We do not amortize intangible assets, and instead annually evaluate the carrying value of intangible assets for impairment.  We hold licenses and expect the cash flow generated by the use of the licenses to exceed their carrying value.

Impairment of Long-Lived Assets:  Assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.

Stock Based Compensation: We record stock-based compensation for transactions in which we exchange our equity instruments for services of employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable.

Reverse Merger Purchase Accounting: In connection with our Merger, we have made estimates regarding the fair value of the assets acquired and the liabilities assumed.   Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date.  Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose, the excess will be recorded as an adjustment to the cost of the acquired entity, which was charged to paid in capital.

Litigation: We are subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business.  Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel.  When estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS No. 5 “Accounting for Contingencies”, amounts are recorded as charges to operations.  The ultimate resolution of any exposure may change as further facts and circumstances become known.  See Note 12 – “Litigation and Other Contingencies”.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), establishing the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, effective for interim and annual periods ending after September 15, 2009. The adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance, generally codified under ASC Topic 350, “Intangibles – Goodwill and Other”, that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that adoption will have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued guidance, generally codified under ASC Topic 260, “Earnings per Share”, which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that adoption will have on its consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB issued guidance, generally codified under ASC Topic 815, “Derivatives and Hedging”, on how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides for use of a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is currently evaluating the effect, if any, that adoption will have on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance, generally codified under ASC Topic 855, “Subsequent Events”, which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Results of Operations

Year Ended September 30, 2009 Compared to the Period from Inception (November 2007) to September 30, 2008

Revenue and Cost of Sales. For the year ended September 30, 2009, we recognized $1,374,961 of revenue compared to $6,472 of revenue for the period from inception to September 30, 2008.  In the current fiscal year, we completed our first construction project, the construction of two bridges at Fort Bragg, NC, for which we recognized $784,411 of revenue, and also recorded our first significant sales of railroad ties, which amounted to a total of $590,550 during the period, including $530,347 to a single customer.  In the prior fiscal year, we earned modest revenues of $6,472 related to a purchase of railroad crossties by a foreign transit authority for testing.  In November 2009, we received orders for the demolition and construction of two bridges on the United States Army base at Fort Eustis in Virginia, which are expected to be completed during our year ending September 30, 2010.

Cost of sales amounted to $995,218 for the year ended September 30, 2009, or approximately 72% of revenue.  Because these revenues represent the first significant projects and revenues earned by us, costs of these sales may not be indicative of costs of sales in the future, which may vary significantly.

Research and Development Costs.  Research and development costs totaled $467,133 in the fiscal year ended September 30, 2009, compared to $340,457 from inception to September 30, 2008, reflecting increased expenses related to prototype molds and products, professional consulting fees, membership dues paid to technology-related organizations that are directly related to our license, as well as salaries and expenses related to the development of our quality control processes.  In addition we conducted new studies with Rutgers University and other third parties to enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

Marketing and Sales Expenses.  Marketing and selling expenses increased from $90,945 in the period from inception to September 30, 2008 to $497,961 in the year ended September 30, 2009.  The increase reflects increased salaries and expenses, primarily for new hires and consultants, directly related to our marketing and selling efforts.  We are in the early stages of implementing our marketing and sales strategies. Our initial target markets are the domestic and international railroad industry, the U.S. military, golf architecture, and industrial engineering firms.

General and Administrative.  General and administrative costs totaled $3,398,509 for the fiscal year ended September 30, 2009 compared to $1,269,559 in the period from inception to September 30, 2008.  In the current fiscal year, we incurred approximately $1.1 million of stock compensation charges to finance, public relations and investor relations consultants.  In addition, cash fees to such consultants increased approximately $0.7 million in the current year, Other expenses, including salaries, legal fees, travel, supplies, insurance, professional fees and patent defense costs increased generally with our increased business activities and, in the current fiscal year, represented a full year of operations..

Depreciation and Amortization.  Depreciation and amortization totaled $179,547 in the year ended September 30, 2009 compared to $25,609 from inception through September 30, 2008.  The increase relates primarily to machinery and equipment purchases since the March 2008 merger with Axion International, Inc.

Other Expense, Net.  We recorded coupon interest expense totaling approximately $113,438 and $104,439, respectively, for the periods ending September 30, 2009 and 2008.  Additionally, we amortize the discounts resulting from and based on the fair value of warrants issued in connection with our debt as well as beneficial conversion features. We recorded $475,745 and $634,002, respectively, in non-cash interest expense for the periods ending September 30, 2009 and 2008 as we amortized the debenture discounts.   Interest expense in future periods will increase in future periods as a result of discounts recorded on $600,000 of convertible debentures issued in September 2009.

In addition, we recorded debt conversion expense of $1,006,826 and $1,104,871, respectively for the year ended September 30, 2009 and the period from inception to September 30, 2008.  These charges result from debt extinguishments and induced conversions of convertible debt in those periods and primarily reflect the fair value of stock issued in debt modifications in which we have offered to reduce existing conversion prices in exchange for holders’ agreement to convert all or a portion of their holdings prior to maturity.  We may or may not enter into similar agreements in the future.  If we do, any related charge will reflect the details of such transactions and may vary significantly from these historical amounts.

Income Taxes. We have unused net operating loss carryforwards, which included losses incurred from inception through September 30, 2009. Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, no income tax benefit from inception through September 30, 2008 has been recorded.

Liquidity And Capital Resources:  Plan Of Operation

As of September 30, 2009, we had $1,257,516 in cash and cash equivalents and $1,171,886 of current liabilities.  In addition, the undiscounted total face value of our debt amounts to $1,064,736, which is primarily due between September 2010 and March 2011.  We have used approximately $3.9 million in our operating activities from inception through September 30, 2009, primarily as a result of our initial and continuing activities devoted to commercializing our business and we expect to continue to incur net cash outflows from operations for the foreseeable future.   Financing activities, consisting principally of the sale of debt and equity securities, have generated net cash proceeds totaling approximately $5.1 million from inception through September 30, 2009.  Our ability to pay principal and interest on our outstanding debentures and to fund our planned operations, depends on our future operating performance and ability to raise capital. The timing and amount of our financing needs will be highly dependent on the success of our sales and marketing programs, our ability to obtain new construction contracts, the size of such contracts and any associated working capital requirements.  At September 30, 2009, the amount of firm commitments for future projects was not significant.

We believe we will need to raise additional capital through additional equity or debt financing in the next twelve months in order to fund our planned operations and repay our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, enhance our research and development capabilities, expand our marketing and sales and engineering staffs, and continue to develop innovative solutions.   We may receive a substantial amount of cash pursuant to the judgment rendered against Tonga, but the outcome and the timing of the appeal filed by Tonga is uncertain.  We anticipate that we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months.  There can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us. Please see the Risk Factor “We are dependent on our ability to raise capital from external funding sources.  If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations” in “Item 1A.  Risk Factors” above.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 8.  Financial Statement

The information required by this item is included in pages F-1 through F-22 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (9the “Exchange Act”)) as of September 30, 2009.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective

Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that as of September 30, 2009, our internal controls over financial reporting were not effective due to the following material weaknesses:
•
Insufficient personnel or expertise in the accounting function to provide for adequate segregation of duties surrounding the approval, processing and recording of transactions, the proper recording of complex transactions, independent review of journal entries and account analyses, an adequate monitoring program and a robust risk assessment function.

•	Missing or nonoperating controls over the recording of stock-based compensation transactions, allocation of production costs, and the preparation of account analyses.
•	Insufficient formal documentation of accounting policies and procedures to ensure continued operating effectiveness.

As a result of these weaknesses, certain errors in accounting for debt modifications, debt discounts and share-based transactions in the year ended September 30, 2008 and the nine months ended June 30, 2009 were not prevented or detected.

Management intends to focus its remediation efforts in the near term on developing additional formal policies and procedures surrounding transaction processing, particularly with respect to debt and share-based transactions, and period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops.  Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In October 2009, Michael Johnson resigned as our Chief Financial Officer, at which time Gary Anthony was appointed to replace him.

Item 9B.  Other Information

None.

PART III.

The information required by Part III of Form 10-K is hereby incorporated by reference to our definitive proxy or information statement to be filed within 120 days of our September 30, 2009 year end of if not so filed within such 120-day period, will be filed as an amendment to this annual report on Form 10-K with such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy or information statement to be filed, or will be filed by amendment, within 120 days of our September 30, 2009 year end.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy or information statement to be filed, or will be filed by amendment, within 120 days of our September 30, 2009 year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for information relating to equity compensation plan set forth below, the information required by this Item is hereby incorporated by reference to our definitive proxy or information statement to be filed, or will be filed by amendment, within 120 days of our September 30, 2009 year end.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at September 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	-	-	2,886,550
Equity compensation plans not approved by security holders	2,344,799	$0.49	21,250
Total

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

2003 Stock Option Plan

In September 2003, the Board of Directors adopted the Officer and Employee Recruitment Stock Incentive Plan (the “2003 Plan”). Pursuant to applicable law, the 2003 Plan has been approved by our shareholders.  The 2003 Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the Board of Directors.

Number of Shares Subject to the 2003 Plan.  The 2003 Plan authorizes the grant of options relating to an aggregate amount equal to fifteen percent of the aggregate number of shares of the Company’s outstanding Common Stock.  If any corporate transaction occurs which causes a change in our capitalization (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2003 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant’s rights.

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

Individual Performance Based Arrangements

We have issued stock options pursuant to employment agreements with our Chief Executive Officer and our President, granting the right to 762,076 and 381,038 shares of Common Stock, respectively, at an exercise price of $.00004 per share, under the terms of certain performance-based stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is hereby incorporated by reference to our definitive proxy or information statement to be filed, or will be filed by amendment, within 120 days of our September 30, 2009 year end.

Item 14. Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy or information statement to be filed, or will be filed by amendment, within 120 days of our September 30, 2009 year end.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements
•	Consolidated Balance Sheets as of September 30, 2009 and 2008
•	Consolidated Statements of Operations for the years ended September 30, 2009 and 2008
•	Consolidated Statements of Cash Flow for years ended September 30, 2009 and 2008
•	Consolidated Statement of Stockholdes’ Deficit as of September 30, 2009

(b) Exhibits

Exhibit No.	Description of Document
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

4.4
Form of Company’s 10% Secured Convertible Debenture due March 11, 2011, with form of Warrant as an exhibit (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on October 1, 2009).

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

10.11
License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2008) (2)

10.12
Securities Purchase Agreement, dated September 25, 2008, by and among, Thor United Corp., Berkshire International Finance, Divash Capital Partners LLC and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed January 13, 2009)

10.13
December 2008 Amendment to Employment Agreement between James Kerstein and Axion International, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed January 13, 2009)

10.14
December 2008 Amendment to Employment Agreement between Marc Green and Axion International, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed January 13, 2009)

10.15
Securities Purchase Agreement, dated as of January 9, 2009, by and between the Company and Insight Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009).

10.16
Form of Securities Purchase Agreement, dated as of September 25, 2009, by and between the Company and Purchaser, with Warrant (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed October 1, 2009)

10.17
Delivery Order Authorizations dated October 29,2009 issued by Centennial Contractors Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed November 12, 2009)

10.18
Form of Securities Purchase Agreement dated as of November 16, 2009 by and between the Company and Purchaser, with Warrant (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed November 20, 2009)

22.1	*Subsidiaries of the Company
31.1	*Section 302 Certification of Chief Executive Officer
31.2	*Section 302 Certification of Chief Financial Officer
32.1	*Section 906 Certification of Chief Executive Officer
32.2	*Section 906 Certification of Chief Financial Officer

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

Date:	January 13, 2010	By:	/s/ James Kerstein
James Kerstein Chief Executive Officer

		By:	/s/ Gary Anthony
Gary Anthony Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ James Kerstein	Director and Chief Executive	January 13, 2010
James Kerstein	Officer, (principal executive officer)

/s/ Gary Anthony	Chief Financial Officer	January 13, 2010
Gary Anthony	(principal financial and accounting officer)

/s/ Marc Green	Director	January 13, 2010
Marc Green

/s/ Lori Jones	Director	January 13, 2010
Lori Jones

/s/ Alan Siegel	Director	January 13, 2010
Alan Siegel

/s/ Miles A. Slater	Director	January 13, 2010
Miles A. Slater

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of and for the Year Ended September 30, 2009 and from inception to September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of
    Axion International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Axion International Holdings, Inc. as of September 30, 2009 and 2008 and the related  consolidated statements of operations, changes in consolidated stockholders' equity and cash flows for the period from November 1, 2007 (inception) through September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Axion International Holdings, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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
January 12, 2010

200 South Park Road, Suite 150  •  Hollywood, Florida 33021  •  Main 954.922.5885  •  Fax
954.922.5957  •  www.jsw-a.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public
Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting
Oversight Board of SEC

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
At September 30

	2009	2008
ASSETS		Restated
Current assets:
Cash and cash equivalents	$1,257,516	$138,826
Accounts receivable	314,027	-
Inventories	76,533	110,416
Prepaid expenses	1,915	7,264
Total current assets	1,649,991	256,505

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838	9,838
Machinery and equipment	406,639	261,425
Purchased software	56,404	56,329
Furniture and fixtures	9,322	9,322
Leasehold improvements	29,300	29,300
	511,503	366,214
Less accumulated depreciation	(205,156)	(25,609)
Net property and leasehold improvements	304,347	340,605

Long-term and intangible assets
License, at acquisition cost,	68,284	68,284
Deposits	10,713	4,000
	78,997	72,284

Total assets	$2,035,334	$669,394

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$546,920	$326,511
Accrued liabilities	357,172	281,045
Notes payable	14,000	-
Current portion of convertible debentures	253,795	-
Total current liabilities	1,171,886	607,556
Convertible debentures, net of discount	157,347	576,666

Total liabilities	1,329,233	1,184,222
Commitments and contingencies

Stockholders' equity/(deficit):
Common stock, no par value; authorized, 100,000,000 shares;19,243,669 and 13,978,136 shares issued and outstanding at September 30, 2009 and 2008, respectively	10,009,677	3,029,334
Retained earnings (deficit)	(9,303,576)	(3,544,161)
Total stockholders' equity/(deficit)	706,101	(514,828)

Total liabilities and stockholders' equity/(deficit)	$2,035,334	$669,394

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,	November 1, 2007 (inception) through September 30,
	2009	2008
		Restated

Revenue	$1,374,961	$6,472
Cost of goods sold	995,218	743
Gross margin	379,743	5,729

Operating expenses:
Research and development costs	467,133	340,457
Marketing and sales	497,961	90,945
General and administrative expenses	3,398,509	1,269,559
Depreciation and amortization	179,547	25,609
Total operating costs and expenses	4,543,150	1,726,570

Loss from operations	(4,163,407)	(1,720,841)

Other expense (income), net
Other income	-	(20,000)
Interest expense, net	589,182	738,449
Debt conversion expense	1,006,826	1,104,871
Total other expense, net	1,596,008	1,823,320

Loss before income taxes	(5,759,415)	(3,544,161)

Provision for income taxes	-	-

Net loss	$(5,759,415)	$(3,544,161)

Weighted average common shares - basic and diluted	15,873,361	9,138,437

Basic and diluted net loss per share	$(0.36)	$(0.39)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,	November 1, 2007 (inception) through September 30,
	2009	2008
		Restated
Cash flow from operating activities:
Net loss	$(5,759,415)	$(3,544,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	179,547	25,609
Accretion of interest expense on convertible debentures	475,745	634,002
Debt conversion expense	1,006,826	1,104,874
Issuance of common stock for services and for accrued interest	1,526,905	187,890
Gain on sale of assets	-	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(314,027)	59,048
Inventories	33,882	(110,416)
Prepaid expenses and other	(19,675)	(5,507)
Accounts payable	245,054	304,929
Accrued liabilities	69,795	66,341
Net cash (used in) operating activities	(2,555,363)	(1,297,391)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(145,289)	(358,742)
Proceeds from sale of assets acquired in merger	-	506,000
Costs to acquire license	-	(48,284)
Net cash (used in) provided by investing activities	(145,289)	98,974

Cash flows from financing activities:
Proceeds from short term notes	1,124,000	27,154
Issuance of common stock, net of expenses	3,205,343	1,267,077
Issuance of convertible debenture	500,000	200,000
Repayment of notes and convertible debentures	(1,010,000)	(200,000)
Cash acquired in reverse merger	-	43,011
Net cash provided by financing activities	3,819,343	1,337,242

Net increase in cash	1,118,691	138,825
Cash at beginning of period	138,825	-
Cash at end of period	$1,257,516	$138,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,821	$-
Common stock issued for consulting services	562,810	30,000
Conversion of notes	275,000	890,278
Common stock issued settlement of accrued liabilities	-	67,048
Common stock issued for license agreement	-	20,000
Common stock issued pursuant to merger	-	358,385
Warrants issued in connection with debt	820,238	-

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
September 30, 2009

	Common shares	Common Stock, Axion	Common Stock, Axion Holdings	Retained deficit	Total
Issuance of common stock to founders	21	$85.00	$(85)	$-	$-
Issuance of common stock for license	4	15	19,985	-	20,000
Issuance of common stock for services	14	54	19,946	-	20,000
Private placement of common stock, including conversion of note payable to common stock, net of issuance costs	10	39	822,292	-	822,331
Exchange of shares	9,190,589	-	-	-	-
Shares issued in reverse merger	1,002,432	(193)	193	-	-
Liabilities assumed in excess of fair value of assets pursuant to merger	-	-	(520,134)	-	(520,134)
Private placement of common stock at $0.88 per share	536,250	-	471,900	-	471,900
Shares issued pursuant to conversion of debenture and interest payable thereon	3,186,324	-	1,829,105	-	1,829,105
Recognition of beneficial conversion feature	-	-	200,000	-	200,000
Shares issued to settle accrued liabilities	62,493	-	67,048	-	67,048
Stock-based compensation	-	-	119,084	-	119,084
Net loss	-	-	-	(3,544,161)	(3,544,161)
Balance at September 30, 2008	13,978,137	-	3,029,334	(3,544,161)	(514,827)
Private placements of common stock	3,115,055	-	3,205,343	-	3,205,343
Shares issued pursuant to conversion of debenture and interest payable thereon	1,330,621	-	1,355,327	-	1,355,327
Shares issued pursuant to the net exercise of stock options	297,857	-	-	-	-
Stock-based compensation	522,000	-	1,453,404	-	1,453,404
Warrants issued in connection with debt	-	-	820,238	-	820,238
Recognition of beneficial conversion feature	-	-	146,031	-	146,031
Net loss	-	-	-	(5,759,415)	(5,759,415)
Balance at September 30, 2009	19,243,670	$-	$10,009,677	$(9,303,576)	$706,101

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC.AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       Summary of Significant Accounting Policies

(a)         Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (“Holdings”), formerly Analytical Surveys, Inc., was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  In fiscal 2006, Holdings acted upon its belief that it would not be able to sustain the operations of its historical business.  Holdings focused on completing its long-term contracts that would generate cash, sold certain operations and briefly transitioned its principal business into that of an independent oil and gas enterprise.  In May 2007, Holdings terminated its oil and gas executives and took steps to reduce expenses and commitments in oil and gas investments.

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

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of September 30, 2009 and 2008 we had an allowance for doubtful accounts of $0.

(e)       Inventories.  Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and finished goods.  No adjustment has been made to the cost of finished goods inventories as of September 30, 2009.

 (f)          Revenue and Cost Recognition

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

U.S. generally accepted accounting principles require that we record a valuation allowance against deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes.  Due to our recent history of unprofitable operations and due to the continuing uncertainties surrounding our future operations, we have not recognized any of this net deferred tax asset.  We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income.

(h)         Impairment of Long-Lived Assets Other Than Goodwill

We assess the potential for impairment in the carrying values of our long-term assets whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

(i)          Stock-Based Compensation

We record stock-based compensation for transactions in which we exchange our equity instruments for services of employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable.

(j)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock as determined using the treasury stock method. For the year ended September 30, 2009 and the period from inception to September 30, 2008, there were no dilutive effects of such securities because we incurred a net loss in each period.  Potential dilutive common shares issuable under our convertible instruments, warrant agreements and stock option plans amounted to 6,359,699 and 3,607,012, respectively as of September 30, 2009 and 2008.

(k)         Financial Instruments

The carrying amounts of financial instruments approximate their estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments.

(l)          Concentration of Credit Risk

We maintain our cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000 from time to time.   We have not incurred losses related to these deposits.  Accounts receivable at September 30, 2009 represents amounts due from a single customer.

(m)         Operating Cycle

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(o)         Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 as of the beginning of our 2008 fiscal year as it relates to recurring financial assets and liabilities. As of the beginning of our 2009 fiscal year, we adopted SFAS 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions which are included within other assets. Our adoption of SFAS 157 did not have a material impact on our financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

(p)         Reclassifications

In the fourth quarter of the year ended September 30, 2009, we reclassified certain costs of third-party production facilities, amounting to $225,500 from research and development costs to cost of goods sold.

(2)           Restatements

In connection with the preparation of this Annual Report on Form 10-K for the year ended September 30, 2009, the Company determined that certain transactions were not accurately presented in the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 and the Company’s Quarterly Reports on Form 10-Q for the three months ended December 31, 2008, March 31, 2009 and June 30, 2009.  These include the following:

a)	The recognition and accounting for shares of common stock, options and warrants issued to service-providers
b)	The recognition and accounting for discounts on notes payable and convertible notes payable resulting from the concurrent issuance of warrants and from beneficial conversion features
c)	The treatment of debt modifications

The Company and the Company's audit committee have discussed the above errors and adjustments with the Company's independent registered public accounting firm and have determined that a restatement is necessary. This Annual Report on Form 10-K for the fiscal year ended September 30, 2009 reflects the changes for the annual results for the year ended September 30, 2008. The Company intends to amend its Quarterly Report on Forms 10-Q for the three months ended December 31, 2008, March 31, 2009 and June 30, 2009 as soon as practicable in connection to reflect the restatements described above.

As a result of the correction of the errors described above, the Company restated its financial statements for the year ended September 30, 2008 included in this Annual Report on Form 10-K as follows:

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2008, as previously reported	Adjustments		September 30, 2008, restated
Assets
Current assets:
Cash and cash equivalents	$138,826			$138,826
Inventories	110,416			110,416
Prepaid expenses	7,264			7,264
Total current assets	256,505			256,505

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838			9,838
Machinery and equipment	261,425			261,425
Purchased software	56,329			56,329
Furniture and fixtures	9,322			9,322
Leasehold improvements	29,300			29,300
	366,214			366,214
Less accumulated depreciation	(25,609)			(25,609)
Net property and leasehold improvements	340,605			340,605

Long-term and intangible assets
License, at acquisition cost,	68,284			68,284
Deposits	4,000			4,000
	72,284			72,284
Total assets	$669,394			$669,394

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$326,511			$326,511
Accrued liabilities	323,103	$(42,058)	(a)	281,045
Total current liabilities	649,614	(42,058)		607,556
Convertible debentures, net of discount	307,243	269,423	(a)-(e)	576,666
Total liabilities	956,857	227,365		1,184,222
Commitments and contingencies	-			-
Stockholders' deficit:
Common stock	1,983,858	1,045,476	(a)-(f)	3,029,334
Retained earnings (deficit)	(2,271,320)	(1,272,841)	(a)-(b),(d)-(f)	(3,544,161)
Total stockholders' deficit	(287,463)	(227,365)		(514,828)
Total liabilities and stockholders' deficit	$669,394			$669,394

AXION INTERNATIONAL HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Inception to September 30, 2008, as previously reported	Adjustments		Inception to September 30, 2008, restated

Revenue	$6,472			$6,472
Cost of goods sold	743			743
Gross margin	5,729			5,729

Research and development costs	310,761	29,695	(f)	340,456
Marketing and sales	90,945			90,945
General and administrative expenses	1,180,169	89,389	(f)	1,269,558
Depreciation and amortization	25,609			25,609
Total operating costs and expenses	1,607,483	119,084		1,726,567
Loss from operations	(1,601,754)	(119,084)		(1,720,838)

Other expense (income), net
Other income	(20,000)			(20,000)
Interest expense, net	689,566	48,883	(b)(d)(e)	738,449
Debt conversion expense	-	1,104,871	(a)(b)	1,104,871
Total other expense, net	669,566	1,153,754		1,823,320
Loss before income taxes	(2,271,320)	(1,272,841)		(3,544,161)
Provision for income taxes	-			-
Net loss	$(2,271,320)	(1,272,841)		$(3,544,161)
Weighted average common shares - basic and diluted	9,138,437			9,138,437
Basic and diluted net loss per share	$(0.25)			$(0.39)

a)
A loss on debt extinguishment of $931,327 was recognized as debt conversion expense, pertaining to the September 2008 amendment and restructuring of debentures held by ADH Ventures described in note 7 below.  The amount of the loss represents the excess of the fair value of shares of common stock and new convertible debentures issued, amounting to $1,336,253 and $989,480, respectively, over the value of the beneficial conversion options present in the extinguished notes at the extinguishment date, $1,051,212, plus the carrying value of the extinguished notes, $342,808.  In addition, a $92,745 discount previously recorded on the new debenture was eliminated.

b)
Recorded charges for convertible notes issued to Divash Capital Partners LLC, amounting to $172,500 and representing value issued by the Company in a September 2008 debt restructuring described in note 7 below and treated as an induced conversion, was reclassified from interest expense to debt conversion expense.  In addition, the amount of the charge was increased by $1,047.

c)	Amounts recorded for beneficial conversion features in convertible debentures were increased by by $38,252 through an adjustment to common stock.
d)
Interest expense of $255,331 was recognized for unamortized discounts remaining at the dates of conversions of convertible debentures, which were previously recorded as direct adjustments to common stock.

e)	Miscellaneous adjustments to reduce interest expense by $33,948 were made as a result of the adjustments described above.
f)	The issuance of shares of common stock to consultants and employees was recognized by increasing net loss by $119,084 and reducing accrued liabilities by $42,058.

Also, as a result of the errors described above, we recorded in the fourth quarter of the year ended September 30, 2009 share-based compensation charges of $976,378, interest expense of $71,833, and debt conversion expense of $46,153 that pertain to the first three quarters of the year.

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

We assumed liabilities in excess of the fair value of the assets we acquired.  We reduced paid in capital as follows:
Restated
Fair value of net assets acquired:	$600,612
Consideration given:
Fair value of liabilities assumed	1,120,746
Net liabilities acquired over fair value of assets, recorded as a reduction to paid in capital	$520,134

(4)	Assets Held for Resale

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

We also sold Holdings’ equipment for proceeds totaling $20,000, which resulted in a gain, as the acquired equipment was deemed to have no value at the date of acquisition.

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

We paid approximately $32,000 and issued 714,447 shares of our Common Stock as consideration to Rutgers.  We have estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.  We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and is tested for impairment on an annual basis

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.  Patent defense costs paid to Rutgers, a related party, for the year ended September 30, 2009 and the period from inception to September 30, 2008 totaled $0 and $55,172, respectively. Royalties incurred to Rutgers, for the year ended September 30, 2009 and the period from inception to September 30, 2008 totaled $23,762 and $0, respectively. We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.  Membership dues and consulting fees for the year ended September 30, 2009 and the period from inception to September 30, 2008 totaled $205,354 and $22,678, respectively.

(6)	Accrued liabilities

The components of accrued liabilities are:

	September 30, 2009	September 30, 2008
		Restated
Payable to insurer for legal settlement	$100,000	$100,000
Refundable oil and gas receipts	129,334	49,470
Accrued interest	76,644	55,641
Accrued rents	-	38,707
Other	51,194	37,227
Total accrued liabilities	$357,172	$281,045

(7)	Debt

The components of debt are summarized as follows.

	Due	September 30, 2009	September 30, 2008
			Restated
8.75 and 9% convertible debentures	2010	$450,736	$725,736
10% convertible debentures	2011	600,000	-
Discount		(639,595)	(149,070)
		411,141	576,666
Less current portion		253,795	-
		$157,347	$576,666

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

At the time of the merger we evaluated the application of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the conversion option of the Debentures was a beneficial conversion feature.  We recorded the intrinsic value of $825,000, as a discount to be amortized over the term of the Debentures.

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

In August 2008, one of the holders of the Debentures elected to convert $282,564 of principal into 706,410 shares of Common Stock. In September 2008, the Debenture holders converted an additional $714,200 into 2,109,834 shares of Common Stock. They also agreed to amend and restructure the Debentures and the Series B Debentures to (i) lower the interest rate from 13% to 9%, (ii) extend the maturity date to September 30, 2010 and (iii) eliminate such holders’ security interest in the assets of the Company and its subsidiaries. In addition, the Debenture and Series B Debenture in the aggregate principal amount of $667,436 held by ADH were amended to reduce the conversion price from $.40 to $.30.  A loss on debt extinguishment of $931,327 was recognized as debt conversion expense.  The amount of the loss represents the excess of the fair value of shares of common stock and new convertible debentures issued, amounting to $1,336,253 and $989,480, respectively, over the value of the beneficial conversion options present in the extinguished notes at the extinguishment date, $1,051,212, plus the carrying value of the extinguished notes, $342,808.

In September 2008, we restructured $325,000 of outstanding 13% convertible debentures, under which such debentures were converted at a conversion price of $0.40 per share into 812,500 shares of common stock and a new 9% Convertible Debenture due September 30, 2010 (the “New Debenture) in the principal amount of $172,500 to Divash Capital Partners LLC.  The New Debenture was issued without any further cash consideration and is convertible at a conversion price of $1.50 per share.  We treated the transaction as an induced conversion and recorded debt conversion expense of $173,547, representing the fair value of the consideration issued.

In April 2009, $61,537 of principal amount of the debentures plus accrued interest was converted at a price of $0.30 per share into 207,687 shares of common stock upon our agreement to reduce the then-effective conversion price from $0.40 per share.  We treated the transaction as an induced conversion and recorded debt conversion expense of $46,153, representing the fair value of the consideration issued.

In July 2009, $34,616 of principal amount of the debentures plus accrued interest was converted at a price pf $0.40 per share into 88,834 shares of common stock, in accordance with the original conversion provisions in the notes.

In September 2009, an additional $178,847 of principal amount of debentures plus accrued interest was converted at a price of $0.20 per share into 894,235 shares of common stock upon our agreement to reduce the then-effective conversion price from $0.40 per share.  We treated the transaction as an induced conversion and recorded debt conversion expense of $960,673, representing the fair value of the consideration issued.

In September, 2009, the Company accepted Securities Purchase Agreements from three accredited investors who received an aggregate 600,000 units comprised of (i) one dollar of principal amount of a Company debenture and (ii) three 3-year common stock purchase warrants, for five hundred thousand of the units, and one three-year common stock purchase warrants for one hundred thousand of the units, all exercisable at $.90 per share, for the subscription price of $1.00 per unit, or for the aggregate purchase price of $600,000. The debentures are due in 18 months, may be converted, at the option of the holder into restricted common shares of the Company at the conversion price of $.90 per share, and pay interest, at the holder’s election, in cash at the rate of 10% or in common shares at the rate of 12% . The debentures are secured on a parri passu basis by a court judgment rendered in favor of Holdings in the action entitled Analytical Surveys, Inc. v. Tonga Partners, L.P., Cannell Capital, LLC, and Carlo Cannell, Civil Action No. 06-cv-2692, pending in the U.S. District Court, Southern District of New York.  We attributed $453,968 of proceeds to the warrants issued based on their proportionate share of the total fair value issued and recorded a discount on the debentures and a contribution to paid-in capital for that amount.  In addition, we attributed the remaining $146,032 of the total proceeds to the beneficial conversion feature represented by the difference between the fair value of our stock issuable upon conversion of the debentures and the effective conversion price, reducing the carrying value of the convertible debentures to less than $1.  The total recorded discount on the debentures will be amortized as interest expense on the interest method to the stated maturity date of the debentures.

The following table summarizes the issuances, repayments, and conversions of our long-term debt in the year ended September 30, 2009 and from inception to September 30, 2008:

	Year ended September 30, 2009	Inception to September 30, 2008
Beginning Balance	$725,736	$-
Acquired in Merger	-	1,643,050
Repayments	-	(200,000)
Issuances	600,000	379,450
Conversion	(275,000)	(1,096,764)
Ending Balance	$1,050,736	$725,736

Required principal payments on long-term debt at September 30, 2009 totaled $278,236 for the year ending September 30, 2010 and $772,500 for the year ending September 30, 2011.

During the year ended September 2009, we also made borrowings under a variety of short-term notes.  In April 2009, we borrowed $400,000 under a short-term note, which was repaid in June 2009.  In connection with the borrowing, we issued 60,000 shares of common stock to the lender at initiation and an additional 50,000 shares at settlement.  In addition, we issued warrants for 125,000 shares of common stock at an exercise price of $0.88 per share to a third party who agreed to pledge certain collateral for the note.  For the shares of common stock and warrants issued in connection with the note, we recognized a total of $216,666 of interest and other expenses.

We borrowed a total of $724,000 under other short-term notes with attached warrants.  We repaid $610,000 of these notes during the year and $100,000 of the notes were exchanged for $100,000 in principal amount of our 10% convertible debentures in September 2009.  The remaining unpaid principal balance at September 30, 2009 related to these borrowings was $14,000.  We recorded an aggregate of $366,270 of interest expense to recognize warrants issued in connection with these other borrowings.

(8)	Stockholder’s Equity

We are authorized to issue 100,000,000 shares of Common Stock, no par value, and 2,500,000 shares of Preferred Stock, no par value. There were 19,243,699 shares of Common Stock and no outstanding shares of Preferred Stock on September 30, 2009.

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

From inception through September 30, 2009, we have issued shares of Common Stock to our founders, partners, and investors as follows.  We have adjusted the number of shares issued to reflect the post-merger shares, or the number of shares the holders received in exchange for Axion shares, and for the 1-for4 reverse stock split:

We issued 4,048,529 shares of our Common Stock to founding stockholders without consideration and 714,447 shares of our Common Stock to Rutgers University as partial consideration for issuance of an exclusive license agreement to the Company.  We estimated the fair market value of those shares to be $20,000.

Pursuant to a management consulting agreement with Regal Capital LLC (“Regal’), we issued 2,572,007 shares of our Common Stock to Regal as payment for management consulting services.  The consulting agreement also provides for a monthly fee of $10,000 each during the term of the consulting services and an additional payment of a $230,000 fee, which was paid in the year ended September 30, 2008.  We accounted for the entire fee, other than the $10,000 monthly fee, as a cost of raising capital and reduced the proceeds of the private placement completed in December 2007 accordingly.

In December 2007 and January 2008 we completed a private placement of 1,855,655 shares of Common Stock at $0.548 per share, with gross proceeds totaling $1,019,064.  Approximately 49,535 shares were to repay a $27,164 note payable, with the balance received in cash.

In April, 2008, we issued 37,493 shares of our Common Stock to five former Holdings board members in full settlement of all outstanding past due directors’ compensation.  We also issued 25,000 shares to Holdings’ former Chief Executive Officer in lieu of a cash bonus that she was entitled to receive as a result of the Merger.

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

In August 2008, one of the holders of the Debentures elected to convert $282,564 of principal into 706,410 shares of Common Stock. In September 2008 the Debenture holders converted an additional $714,200 into 2,109,834 shares of Common Stock. They also agreed to amend and restructure the debentures to lower the interest rate from 13% to 9% and extend the maturity date to September 30. 2010. In September we issued the New Debenture in the principal amount of $172,500, with a maturity date of September 30, 2010 and a conversion price of $1.50

From December 2008 to September 2009, we sold a total of 2,615,055 shares of common stock for aggregate gross proceeds of $2,301,248.  Options to purchase an aggregate of 169,293 shares at $0.88 per share and warrants to purchase 50,000 shares at $3.13 per share were issued to investors in certain of these transactions.

In September 2009, we sold 500,000 shares of common stock, together with warrants to purchase 50,000 shares of common stock at an exercise price of $3.13, to an investor for gross proceeds of $975,000.  We incurred $70,405 of fees and issued warrants to purchase 50,000 shares of common stock at an exercise price of $3.13 to finders in connection with the transaction.

During the year ended September 30, 2009, we issued a total of 139,865 shares of common stock to settle interest due on notes payable.  In addition, during the year ended September 30, 2009 we issued an aggregate of 522,000 to consultants and advisors and recorded aggregate compensation expense of $646,810 in connection with the issuances.

The following table sets forth the number of shares of Common Stock that were issuable upon exercise of outstanding warrants as of September 30, 2009.  Net share settlement is available to warrant holders.

	Expiration	Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	2011	$5.36	95,473
Class B Warrants	2011	5.96	95,473
Class E Warrants	2011	4.74	188,018
AdvisorWarrants	2011	2.36	47,482
Warrants issued in short-term borrowings	2012	1.00	100,000
Warrants issued in short-term borrowings	2013	0.88	200,000
Warrants issued in short-term borrowings	2014	0.88	671,000
Warrants attached to 10% convertible notes	2014	0.90	1,500,000
September 2009 investor warrants	2012	3.13	50,000
September 2009 finder warrants	2012	3.13	50,000
Weighted average exercise price and total shares issuable		1.52	3,097,446

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of convertible debt as of September 30, 2009.

	Principal Amount	Conversion/ Exercise Price	Common Shares Issuable
Series A Debentures	78,236	$0.30	260,787
Series B Debentures	200,000	0.30	666,667
New Debentures	172,500	1.50	115,000
September 2009 Debentures	600,000	0.90	666,667

(9)	Stock–based compensation

We have three nonqualified stock option plans with 2,907,800 shares available for grant as of September 30, 2009.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. , and options issued are exercisable in whole or in part for a period of up to ten years from the date of grant. All outstanding options pursuant to such plans on the date of the Merger became fully vested pursuant to the change of control that occurred in connection with the Merger.  We have issued 2,519,799 options to employees, consultants and others outside of these plans

The following table summarizes stock option activity since inception:

	Year ended September 30, 2009		Inception to September 30, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,218,114	$0.00	0
Granted	1,301,685	$0.81	1,218,114	$0.00
Exercised	(300,000)	$0.01
Outstanding at end of period	2,219,799	$0.47	1,218,114	$0.00
Exercisable at end of period	646,057	$0.91	75,000	$0.04
Weighted average fair value of options granted during the year		$0.79		$0.53

The following table summarizes options outstanding at September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at end of year	2,219,799	$0.47	3.4	$5,498,067
Options vested and exercisable at end of year	646,057	$0.91	3.7	1,315,363
Unvested options expected to vest	300,000	$1.13	2.7	546,000

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

(10)	Income Taxes

We have not recorded any income tax expense or benefit from inception to September 30, 2009due to our substantial operating losses and the valuation allowance applied against our deferred tax assets.

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

We account for income taxes pursuant to SFAS 109 Accounting for Income Taxes. The components of our deferred tax assets and liabilities are as follows:

	2009	2008
Accrued liabilities	$92,000	$92,000
Net operating loss carryforwards	1,569,000	668,000
Valuation allowance	(1,661,000)	(760,000)
Net deferred tax asset	$-	$-

At September 30, 2009, we had net operating loss carryforwards of approximately $3,900,000 that will expire through September 30, 2029.  We recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the uncertainty surrounding our ability to generate sufficient future taxable income to fully realize the deferred tax assets.  For the year ended September 30, 2009, the valuation allowance increased by approximately by $901,000.

(11)	Leases

We leased approximately 1,000 square feet of space in Basking Ridge, New Jersey pursuant to an oral month-to-month lease at a monthly rent of $2,100, through October 31, 2009.  Subsequent to September 30, 2009, we entered into a three-year lease agreement for office space in New Providence, NJ, which provides for a monthly lease payment of $3,356.  These premises serve as the corporate headquarters.  Facility rent expense totaled approximately $44,000 and $19,000 for the year ended September 30, 2009 and the period from inception to September 30, 2008, respectively.

(12)	Litigation and Other Contingencies

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

(13)	Impact of Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) establishing the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, effective for interim and annual periods ending after September 15, 2009. The adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance. generally codified under ASC Topic 350, “Intangibles – Goodwill and Other”, that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that adoption will have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued guidance. generally codified under ASC Topic 260, “Earnings per Share”,, which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that adoption will have on its consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB issued guidance, generally codified under ASC Topic 815, “Derivatives and Hedging”, on how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides for use of a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is currently evaluating the effect, if any, that adoption will have on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance, generally codified under ASC Topic 855, “Subsequent Events”, which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.