Form 10-K/A
period 2009-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2010-01-28
CIK 753048

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

TABLE OF CONTENTS

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which was filed with the Securities and Exchange Commission on January 13, 2010, to include information previously omitted.

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

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of all of our current directors and executive officers along with their current positions.  All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name	Age	Position with the Company
James Kerstein	51	Chief Executive Officer and Director
Marc Green	62	President, Treasurer and Director
Lori Jones	52	Director
Alan Siegel	71	Director
Miles Slater	66	Director
Gary Anthony	49	Secretary and Chief Financial Officer

The principal occupations of and certain other information about each of our executive officers and directors are as follows:

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

Lori A. Jones. Lori Jones, C.P.A, is the founder of JJM Consulting, a boutique financial consulting firm that provides clients with services in accounting and finance disciplines as well as in strategic initiatives.  As principal of JJM Consulting, she provides consulting services to various entities, including serving as Chief Financial Officer of Issuer Direct Corporation (OTCBB: ISDR) since June 2008. Ms. Jones has served as one of our directors since December 1, 2006.  She served as our Chief Executive Officer from December 2004 to the Effective Date.  Ms. Jones served as our interim Principal Financial Officer from December 2006 to the Effective Date and as our Chief Financial Officer from January 2003 until December 2004.  From March 2001 to January 2003, Ms. Jones was a partner with Tatum CFO Partners LLP, a financial consulting company.  From May 2000 to March 2001, Ms. Jones served as the chief financial officer of Worldmerc Incorporated. From January 1999 to May 2000, Ms. Jones was the chief financial officer of Billserv Inc., an electronic billing presentation and payment service company.  From May 1990 to December 1998, Ms. Jones served in various capacities, including chief financial officer, at Docucon, Inc., a document imaging services company.  Ms. Jones is a C.P.A. and holds a M.B.A. from the University of Texas at San Antonio.

Alan Siegel. Alan Siegel is founder and CEO of the brand consultancy, Siegel+Gale, devoted to positioning global companies for competitive success.  Since the consultancy’s founding in 1969, Mr.Siegel has created strategic branding programs for many leading companies, including 3M, CBS, Xerox and American Express.  Previously, he held various positions in the communications industry at agencies such as BBDO, Ruder Finn, and Sandgren & Murtha. A consultant, teacher and commentator, Mr. Siegel has advised and written extensively on simplicity and the use of plain English in business communications and documents.  He has also served on advisory boards of a number of private businesses and cultural organizations.  Mr. Siegel is a graduate of Cornell University’s School of Industrial and Labor Relations

Miles Slater. Miles Slater is a former President and CEO of Salomon Brothers International, Ltd. and also served as a member of Salomon Brothers’ Board of Directors. Mr. Slater began his career in investment banking working at the Federal Open Market Committee Trading Desk and held senior executive and board positions with several Wall Street firms including First Pennco Securities, Blyth Eastman Dillon and Bankers Trust Company. He has also been Chairman of the Advisory Board of the Swiss Private bank Bank Julius Baer.  Since his retirement from Salomon Brothers in 1988, Mr. Slater has served on numerous private-company and not-for-profit boards. Mr. Slater holds a degree in Finance from New York University.

Gary Anthony.  Gary Anthony was appointed Chief Finanical Officer and Secretary in October 2009.  Since October 2007, Mr. Anthony has served as Controller of Xenomics, Inc., a molecular diagnostics company and from October 2008 through June 2009, as a Vice President. From November 2004 through October 2007, Mr. Anthony served as the Director of Accounting and Compliance for Palatin Technologies, Inc., a publicly traded pharmaceutical company. Mr. Anthony earned his BS in Accounting from Monmouth College.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during fiscal 2009, all such filing requirements were met, except Mr. Siegel did not file a Form 3 upon becoming a director and Insight Partners, LLC did not file a Form 3 upon becoming a 10% shareholder.

Code of Ethics

We adopted a code of ethics which our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization.  Our code of ethics may be found on our website at www.axionintl.com.  We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

Director Nominations

We do not maintain a nominating committee of the board.  Nominations for election or appointment to the board are made by the full board.  Because of our small size we do not believe that a nominating committee would significantly improve our nomination process.  We do not have in place procedures by which security holders may recommend nominees to the board of directors and have not received any recommendations for nominee for the board of directors from any security holders.

Audit Committee

We have established an Audit Committee, with Lori Jones as its sole member and financial expert.  The Audit Committee does not have a formal charter document.

Item 11.  Executive Compensation

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

Summary Compensation Table
Name and	Fiscal	Salary	Bonus	Option Awards	All other Compensation		Total
Principal Position	Year	($)	($)	($)	($)		($)

James Kerstein	2009	208,000	-	-	10,200	(1)	218,200
Chief Executive Officer	2008	208,000	-	-	10,200	(1)	218,200

Marc Green	2009	120,000	-	-	-		120,000
President and Treasurer	2008	120,000	-	-	-		120,000

Michael Johnson (2)	2009	71,250	-	-	-		71,250
Former Chief Financial Officer and Secretary	2008	22,500	-	-	-		22,500

Gary Anthony (3)	2009	2,885	-	-	-		2,885
Chief Financial Officer and Secretary	2008	-	-	-	-		-

(1) Includes an automobile allowance in the amount of $850.00 per month.
(2) Michael Johnson joined the Company in April 2008 as Chief Financial Officer on a part-time basis and resigned in October 2009
(3) Gary Anthony was appointed Chief Financial Officer and Secretary on a part-time basis in October 2009.

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

In April 2008, Holdings entered into a consulting arrangement with Ms. Jones whereby Ms. Jones agreed to continue to provide consulting services to the Company’s new management team through December 2008.  Pursuant to the consulting arrangement, Ms. Jones received a fixed fee of $22,500 plus a monthly fee of $3,000.

Compensation of Directors

The following table shows compensation to all directors who were not also employees or officers during fiscal year ended September 30, 2009.

Compensation of Directors

Name	Option Awards	All Other Compensation	Total
Lori Jones	$17,895	-	$17,895
Alan Siegel	28,632	-	28,632
Miles Slater	28,632	-	28,632
Michael Martin (1)	-	-	-

(1) Mr. Martin resigned as a member of the Board of Directors in May 2009.

Outstanding Equity Awards at Fiscal Year End
Option Awards

Name	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
James Kerstein	762,076	$.00002	1/1/2013
Marc Green	381,038	.00002	1/1/2013

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our Common Stock beneficially owned as of September 30, 2009, by each of our directors, each of our executive officers, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to own beneficially more than 5% of the outstanding shares of our Common Stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o Axion International Holdings, Inc., 180 South Street, Suite 104, New Providence, New Jersey 07974.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
James Kerstein (2)	2,000,450	10.4%
Marc Green (3)	1,120,744	5.8%
Gary Anthony	-	*
Lori A. Jones(4)	51,960	*
Alan Siegel(5)	50,000	*
Miles Slater(6)	253,945	1.3%
Insight Partners LLC 4800 Hampden Lane 7th Floor Bethesda, MD 20814	1,693,182	8.8%
Harborview Master Fund, L.P. c/o Harbour House Waterfront Drive PO Box 972 Road Town Tortola, British Virgin Islands (7)	1,526,259	7.8%
All directors and officers as a group (6 persons)	3,477,099	18.0%

* Less than 1% of outstanding shares.

(1)
As of September 30, 2009, we had 19,243,669 shares of common stock outstanding.  Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

(2)	Excludes options to purchase 762,076 shares of common stock, which options have not yet vested.
(3)	Excludes options to purchase 381,038 shares of common stock, which options have not yet vested.
(4)	Includes options to purchase 25,000 shares of common stock.
(5)	Includes options to purchase 50,000 shares of common stock.
(6)	Includes options to purchase 50,000 shares of common stock.
(7)	Includes warrants to purchase 100,000 shares of common stock and 115,000 shares of common stock issuable on exercise of convertible notes.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at September 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	-	-	2,886,550
Equity compensation plans not approved by security holders	2,344,799	$0.49	21,250
Total	2,344,799	$0.49	2,907,800

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

Item 13.  Certain Relationships and Related Transactions

Harborview Master Fund, L.P.

In July 2009, we issued a 0% short-term note to Harborview Master Fund, L.P. in the amount of $100,000 together with three-year warrants to purchase 100,000 shares of our common stock at an exercise price of $0.88 per share.  The amount of the note was repaid during the fiscal year ended September 30, 2009.

Regal Capital LLC.

Pursuant to a management consulting agreement with Regal Capital LLC (“Regal’), of which our former Secretary and Director Michael Martin is a managing partner, we paid to Regal a $247,500 in the aggregate for management consulting services.  In addition, we issued to Regal five-year warrants for 156,256 shares of our common stock exercisable at $0.88 per share.  In May 2009, we issued a 0% short-term note to Regal in the amount of $25,000 together with five-year warrants for 30,000 shares of our common stock at an exercise price of $0.88 per share.  The amount of the note was repaid during the fiscal year ended September 30, 2009.  In addition, we entered into a three-year sales agreement with Regal under which Regal would earn sales commissions based on our sales to customers introduced to us by Regal.

Rutgers Agreements.

Pursuant to a License Agreement (the “License Agreement”) with Rutgers, formerly a 5%-shareholder, Axion has acquired an exclusive royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import and export products made using patent and patent pending applications owned by Rutgers.  As a result of the License Agreement, Axion was granted the right to grant sublicenses. These exclusive rights are for the following territories:  United States, Canada, Central America, the Caribbean, Mexico, South America, South Korea, Saudi Arabia and Russia.  We also have co-exclusive rights for China.  We plan to use these patented technologies in the production of structural plastic products such as railroad crossties, bridge infrastructure, utility poles, marine pilings and bulk heading.

Axion is obligated to pay 1.5 – 3.0% royalties on various product sales to Rutgers, subject to a minimum of $10,000 in calendar year 2008, increasing to and remaining constant at $200,000 by and after calendar year 2011, and to reimburse Rutgers for certain patent defense costs.  We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.  In the fiscal year ended September 30, 2009, we recorded approximately $24,000 of royalty expense due to Rutgers.

The License Agreement runs until the expiration of the last to expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.

We also enter into research agreements with Rutgers from time to time.  During the fiscal year ended September 30, 2009, we recorded approximately $180,000 of research expenses for work performed for us under these agreements.

Item 14. Principal Accountant Fees and Services.

 Jewett, Schwartz, Wolfe and Associates served as our independent registered public accounting firm for fiscal 2009 and fiscal 2008.

Audit Fees. For fiscal 2009, Jewett, Schwartz, Wolfe and Associates billed us a total of $31,000 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2008, the total billed for the same services was of $15,000.

Audit-Related Fees. For fiscal 2009 and 2008, Jewett, Schwartz, Wolfe and Associates did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2009, we anticipate that Jewett, Schwartz, Wolfe and Associates will bill us a total of $15,000 for professional services rendered for tax compliance. For fiscal 2008, Jewett, Schwartz, Wolfe and Associates have billed us $15,000 for professional services to date rendered for tax compliance.

All Other Fees. Jewett, Schwartz, Wolfe and Associates did not perform or bill us for any services other than those described above for fiscal 2009 and 2008.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

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

Date:	January 28, 2010	By:	/s/ James Kerstein
James Kerstein Chief Executive Officer

		By:	/s/ Gary Anthony
Gary Anthony Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ James Kerstein	Director and Chief Executive	January 28, 2010
James Kerstein	Officer, (principal executive officer)

/s/ Gary Anthony	Chief Financial Officer	January 28, 2010
Gary Anthony	(principal financial and accounting officer)

/s/ Marc Green	Director	January 28, 2010
Marc Green

/s/ Lori Jones	Director	January 28, 2010
Lori Jones

/s/ Alan Siegel	Director	January 28, 2010
Alan Siegel

/s/ Miles A. Slater	Director	January 28, 2010
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