Form 10-Q
period 2009-12-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2010-02-22
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:     0-13111

AXION INTERNATIONAL HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Colorado	84-0846389

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

180 South Street, Suite 104, New Providence, NJ 07974

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

Yes ☐  No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of January 31, 2010 was 19,736,232.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements
AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009 unaudited	2009

ASSETS
Current assets:
Cash and cash equivalents	$338,192	$1,257,516
Accounts receivable	135,822	314,027
Unbilled revenue	166,999	-
Inventories	304,928	76,533
Prepaid expenses	7,500	1,915
Total current assets	953,441	1,649,991

Property, equipment, and leasehold improvements, at cost:
Equipment	13,754	9,838
Machinery and equipment	443,964	406,639
Purchased software	56,404	56,404
Furniture and fixtures	13,091	9,322
Leasehold improvements	420	29,300
	527,633	511,503
Less accumulated depreciation	(240,220)	(205,156)
Net property and leasehold improvements	287,413	304,347
License, at acquisition cost,	68,284	68,284
Deposits	10,713	10,713
Total assets	$1,319,851	$2,035,334

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$569,517	$546,920
Accrued liabilities	374,333	357,172
Notes payable	-	14,000
Current portion of convertible debentures, net of discount	420,714	253,795
Total current liabilities	1,364,564	1,171,886
Convertible debentures, net of discount	2	157,347

Total liabilities	1,364,566	1,329,233
Commitments and contingencies	-	-

Stockholders' equity/(deficit):
Common stock, no par value; authorized, 100,000,000 shares;19,736,232 and 19,243,669 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	11,894,765	10,009,677
Retained earnings (deficit)	(11,939,480)	(9,303,576)
Total stockholders' equity/(deficit)	(44,715)	706,101
Total liabilities and stockholders' equity/(deficit)	$1,319,851	$2,035,334

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31, 2009 Unaudited	Three months ended December 31, 2008 Unaudited
		Unaudited

Revenue	$302,541	$4,200
Cost of goods sold	246,040	-
Gross margin	56,501	4,200

Operating expenses:
Research and development costs	26,615	154,940
Marketing and sales	105,040	46,732
General and administrative expenses	2,461,600	427,542
Depreciation and amortization	64,364	10,875
Total operating costs and expenses	2,657,619	640,089

Loss from operations	(2,601,118)	(635,889)

Other expense (income), net:
Other income	-	-
Interest expense, net	34,786	60,732
Debt conversion expense	-	-
Total other expense, net	34,786	60,732

Loss before income taxes	(2,635,904)	(696,621)

Provision for income taxes	-	-

Net loss	$(2,635,904)	$(696,621)

Weighted average common shares - basic and diluted	19,550,964	14,217,968

Basic and diluted net loss per share	$(0.13)	$(0.05)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31, 2009	Three months ended December 31, 2008
	Unaudited	Unaudited

Cash flow from operating activities:
Net loss	$(2,635,904)	$(696,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	64,364	10,875
Accretion of interest expense on convertible debentures	9,572	44,400
Issuance of common stock, options and warrants for services and for accrued interest	1,475,089	80,803
Changes in operating assets and liabilities:
Accounts receivable	11,206	(4,200)
Inventories	(228,395)	(94,680)
Prepaid expenses and other	(5,585)	361
Accounts payable	22,599	19,809
Accrued liabilities	17,160	37,503
Net cash (used in) operating activities	(1,269,894)	(601,750)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(45,430)	(6,700)
Net cash (used in) provided by investing activities	(45,430)	(6,700)

Cash flows from financing activities:
Proceeds from short term notes	-	125,000
Issuance of common stock, net of expenses	410,000	1,275,000
Repayment of notes and convertible debentures	(14,000)	-
Net cash provided by financing activities	396,000	1,400,000

Net increase in cash	(919,324)	791,550
Cash at beginning of period	1,257,516	138,826
Cash at end of period	$338,192	$930,376

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

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

In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-K for the year ended September 30, 2009.

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

(c)         Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over estimated useful lives of two to five years.  Repairs and maintenance are charged directly to operations as incurred.

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of December 31, 2009 we had an allowance for doubtful accounts of $0.

(e)         Inventories.

Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and finished goods.  No adjustment has been made to the cost of finished goods inventories as of December 31, 2009.

 (f)        Revenue and Cost Recognition

Revenue from product sales is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.  Customers are billed based on the terms included in the contracts, which are generally upon delivery of certain products or information, or achievement of certain milestones defined in the contracts.  When billed, such amounts are recorded as accounts receivable.

Revenue on construction projects is recognized on the percentage-of-completion method based on contract costs. Contract costs include purchased material, material processing, subcontractor services, labor and other direct costs.  Costs of uninstalled materials specifically produced for a project are included in costs used to measure extent of progress toward project completion. Losses on contracts are recognized in the period such losses are determined.  We do not believe warranty obligations on completed contracts are significant.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Unbilled revenue represents revenue related to services completed but not billed, and advance billings represent billings in advance of services performed.

(g)       Income Taxes

Income taxes are reflected under the liability method, which establishes deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

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

(j)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three months ended December 31, 2009, there were no dilutive effects of such securities because we incurred a net loss in each period. Potential dilutive common shares issuable under our convertible instruments, warrant agreements and stock option plans amounted to 7,530,920 as of December 31, 2009.

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

(l)          Concentration of Credit Risk

We maintain our cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000 from time to time.   We have not incurred losses related to these deposits. The Company’s accounts receivable and unbilled revenue balances as of December 31, 2009 include an aggregate of $251,999 due from one customer.

(m)         Operating Cycle

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(2)         Project revenue

In November 2009, the Company received two “Delivery Order Authorizations” (“DOA’s”), or contract purchase orders, from Centennial Contractors Enterprises, Inc. together with collateral contract documents for the demolition and construction of two bridges located on the United States Army Base at Fort Eustis in the state of Virginia. The contract award of $957,587 includes the costs and expenses for equipment, labor and the Company’s composite construction materials. The Company has contracted with third-parties for the design and build specifications and the demolition and rebuild work. The project officially commenced upon receipt of the DOA’s and is expected to be completed within the fiscal year ending September 30, 2010. In connection with the bonding activities related to the project, the Company has granted a broad security interest in its assets to an insurance company.

(3)          Inventories

The components of inventories are:

	December 31, 2009	September 30, 2009
Finished goods	$228,328	$46,731
Raw materials	76,600	29,802
Total inventories	$304,928	$76,533

(4)          Accrued liabilities

The components of accrued liabilities are:

	December 31, 2009	September 30, 2009
Payable to insurer for legal settlement	$100,000	$100,000
Refundable oil and gas receipts	129,334	129,334
Accrued interest	101,858	76,644
Other	43,141	51,194
Total accrued liabilities	$374,333	$357,172

(5)          Debt

The components of debt are summarized as follows.

	Due	December 31, 2009	September 30, 2008
9% convertible debentures	September 2010	$278,236	$278,236
8.75% convertible debenture	December 2010	172,500	172,500
10% convertible debenture	February 2011	300,000	300,000
10% convertible debentures	March 2011	300,000	300,000
Discount		(630,024)	(639,594)
		420,718	411,142
Less current portion		420,716	253,795
		$2	$157,347

The Company’s 9% and 8.75% convertible debentures were issued in the year ended September 30, 2008 in connection with debt modifications which resulted in debt conversion expense charges in that year. The recorded discount on these debentures, $30,026 in the aggregate as of December 31, 2009, is being amortized to interest expense on the interest method through their scheduled maturity dates.

The Company’s 10% convertible debentures were issued under purchase agreements in the year ended September 30, 2009, together with warrants, for aggregate proceeds of $600,000. The total of the calculated fair value of the warrants and the intrinsic value of beneficial conversion features contained in the debentures exceeded the proceeds received. Accordingly, the Company recorded a discount on the notes substantially equal to the principal amount of the notes. The recorded discount on these debentures, $599,998 in the aggregate as of December 31, 2009, is being amortized to interest expense on the interest method through their scheduled maturity dates. As a result of the application of the interest method, unless the debentures are converted earlier, substantially all of the discount is expected to be amortized during the first two quarters of the Company’s fiscal year ending September 30, 2011.

Each of the debentures above contain features that allow the Company to redeem the notes prior to their scheduled due dates. In certain events of default by the Company, the holder may generally require the Company to redeem the notes at the greater of 120% of their principal amounts or their conversion value. Based on the life of the notes and the likelihood and effect of substantive exercise of these provisions the Company has determined that these features have minimal value.

(6)          Stockholder’s Equity

In October 2009, the Company issued 200,000 shares of its common stock to consultants for services performed in the Company’s strategic planning and financing activities. The shares had a fair value of $600,000 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board. This amount were recognized in general and administrative expenses in the three months ended December 31, 2009.

In November 2009, the Company sold 200,000 shares of common stock and 20,000 three-year warrants, exercisable at $2.91 per share, for aggregate proceeds of $410,000. As a placement fee, the Company paid $8,200 and issued 20,000 three-year warrants, also at the exercise price of $2.91 per share.

In November 2009, the Company issued 360,000 five-year warrants exercisable at $0.90 per share to a consultant for strategic planning, business development and investor relations services to be performed. The warrants had a fair value of $1,033,909 at December 31, 2009 based on the Black Scholes pricing model, of which $344,636 was recognized in general and administrative expenses in the three months ended December 31, 2009. Also in November, the Company issued 74,726 shares of common stock to a consultant for business development, marketing and sales services performed. The shares had a fair value of $198,024 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board. Under the agreement, which expires in 2011, the consultant will be granted options to purchase up to 500,000 additional shares of common stock at an exercise price of $0.01 per share contingent on attaining specified sales targets.

In December 2009, the Company agreed to issue 104,554 five-year warrants exercisable at $0.88 per share to a consultant for services performed in the Company’s financing efforts. The warrants had a fair value of $283,788 at the date of grant based on the Black Scholes pricing model, which was recognized in general and administrative expenses in the three months ended December 31, 2009.

The following table sets forth the number of shares of Common Stock that were issuable upon exercise of outstanding warrants as of December 31, 2009. Net share settlement is available to warrant holders.

	Expiration	Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	2011	$5.36	95,473
Class B Warrants	2011	5.96	95,473
Class E Warrants	2011	4.74	188,018
AdvisorWarrants	2011	2.36	47,482
Warrants issued in short-term borrowings	2012	1.00	100,000
Warrants issued in short-term borrowings	2013	0.88	200,000
Warrants issued in short-term borrowings	2014	0.88	671,000
Warrants attached to 10% convertible notes	2014	0.90	1,500,000
September 2009 investor warrants	2012	3.13	50,000
September 2009 finder warrants	2012	3.13	50,000
November 2009 finder warrants	2012	2.91	20,000
November 2009 finder warrants	2012	2.91	20,000
November 2009 consultant warrants	2014	0.90	360,000
December 2009 consultant warrants	2012	0.88	104,554
Weighted average exercise price and total shares issuable		1.45	3,602,000

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of convertible debt as of December 31, 2009.

	Principal Amount	Conversion/ Exercise Price	Common Shares Issuable
Series A Debenture	78,236	$0.30	260,787
Series B Debenture	200,000	0.30	666,667
September 2008 Debenture	172,500	1.50	115,000
September 2009 Debentures	600,000	0.90	666,667

 (7)          Stock–based compensation

The following table summarizes stock option activity in the three months ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,219,799	$0.47
Granted	-	-
Exercised	-	-
Outstanding at end of period	2,219,799	$0.47

 (8)          Impact of Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued guidance. generally codified under ASC Topic 350, “Intangibles – Goodwill and Other”, that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and was effective for fiscal years beginning after December 15, 2008. The adoption of these changes did not have a material effect on the Company’s consolidated financial statements..

In June 2008, the FASB issued guidance. generally codified under ASC Topic 260, “Earnings per Share”,, which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method and was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 requires more extensive disclosure regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP 133-1 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP 133-1 also clarifies the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of these changes did not have a material effect on the Company’s consolidated financial statements..

In June 2008, the FASB issued guidance, generally codified under ASC Topic 815, “Derivatives and Hedging”, on how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides for use of a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition – Multiple-Deliverable Arrangements” which addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The provisions of this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the effect, if any, that adoption will have on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”, which adds and clarifies certain disclosures about the use of fair value measurements in financial statements. The provisions of this update will be effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the effect, if any, that adoption will have on its consolidated financial statements.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend”, “expect”, “may”, “will” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to us on the date of this Form 10-Q, and we assume no obligation to update any such forward-looking statements. Our actual results, performance and achievements could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

Basis of Presentation

The financial information presented in this form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position results of operations or cash flows. Our fiscal year-end is September 30, and our fiscal quarters end on December 31, March 31, and June 30. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Overview

Axion International Holdings, Inc. (“we”, “our” or the “Company”) is the exclusive licensee of patented technologies developed for the production of structural plastic products such as railroad crossties, bridge infrastructure, marine pilings and bulk heading.  We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics into structural products which are more durable and have a substantially greater useful life than traditional products made from wood, steel and concrete.  In addition, we believe our recycled composite products will result in substantial reduction in greenhouse gases and also offer flexible design features not available in standard wood, steel or concrete products.

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

Revenue and Cost Recognition.  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and when there are no significant future performance obligations.

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

Inventories. Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials.  No adjustment has been to the cost of finished goods inventories as of December 31, 2009.

Property and Equipment.  Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.  The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and fixtures	3 to 5 years
Computer equipment and purchased software	3 years
Machinery and equipment	2 to 5 years
Leasehold improvements	Term of lease

Goodwill and Intangible Assets.  We do not amortize intangible assets, and instead annually evaluate the carrying value of intangible assets for impairment.  We hold licenses and expect the cash flow generated by the use of the licenses to exceed their carrying value.

Impairment of Long-Lived Assets.  Assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There have been no events or changes in circumstances that necessitated a review of impairment of long lived assets.

Stock Based Compensation.  We record stock-based compensation for transactions in which we exchange our equity instruments for services of employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition – Multiple-Deliverable Arrangements” which addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The provisions of this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the effect, if any, that adoption will have on its consolidated financial statements.

Results of Operations

Three Months ended December 31, 2009 compared to the three months ended December 31, 2008

Revenue. For the three months ended December 31, 2009, we recognized $302,541 of revenue compared to $4,200 of revenue for the three months ended December 31, 2008.  In the current fiscal year, we received orders for and initiated work on the demolition and construction of two bridges on the United States Army base at Fort Eustis in Virginia, which are expected to be completed during our year ending September 30, 2010.  Work completed through December 31, 2009 includes primarily engineering and the production of Company material specific to the project and resulted in the recognition of $251,999 of revenue.  In addition, during the current period, we recognized approximately $40,000 and $10,000 respectively from other construction activities and the sale of railroad ties.  Other construction activities pertained primarily to modifications on our Fort Bragg project substantially completed in the year ended September 30, 2009.

Cost of sales. Cost of sales amounted to $246,040 for the quarter ended December 31, 2009, or approximately 81% of sales.  Because we are in the early stages of commercial activities, costs of these sales may not be indicative of costs of sales in the future, which may vary significantly, particularly as a result of the pricing of individual contracts, concurrent production activities, the use of subcontractors and the mix of product sales and services.  In the three months ended December 31, 2009, a portion of certain fixed production costs, which might otherwise have been fully allocated to the Fort Eustis project were absorbed in the concurrent production of inventories of railroad ties.

Research and Development Expense.  Research and development expense for the three months ended December 31, 2009 and for the three months ended December 31, 2008 totaled $26,615 and $154,940 respectively. Expenses in the 2008 period were principally related to the development of our molds, products, and quality control processes. We continue to work with our scientific team at Rutgers University to enhance our product formulations, develop new innovative products, and expand the reach of our existing products and anticipate that research and development expenses may fluctuate significantly in the future as a result of such projects.

Marketing and Sales Expenses.  Marketing and selling expenses for the three months ended December 31, 2009 and for the three months ended December 31, 2008 totaled $105,040 and $46,732, respectively. This increase related to the addition of internal sales personnel since December 31, 2008. Our initial target markets are the domestic and international railroad industry, the U.S. military, vehicular and pedestrian bridges, marine rehabilitation, golf architecture, and industrial engineering firms and, accordingly, our marketing and sales expenses may increase.  In addition, we may make use of outside agents and services for its anticipated expanding activities.

General and Administrative.  General and administrative costs for the three months ended December 31, 2009 totaled $2,461,600, compared to $427,642 in the three months ended December 31, 2008. The increase is primarily due to stock-based compensation in the form of shares and warrants issued to several consultants.  In the current fiscal quarter, we substantially increased our general business development efforts and publicity of our initial completed projects and expanding business activities. In addition, we engaged consultants to advise on our strategic and financing plans and activities.  We expect to continue to use stock-based compensation in dealing with a number of consultants.  As a result, recorded general and administrative expenses may vary significantly from period to period based on projects initiated and the price of our common stock.

Depreciation and Amortization.  Depreciation and amortization for the three months ended December 31, 2009 and 2008 totaled $64,364 and $10,875 respectively, reflecting increased purchases of molds.

Interest Expense, Net. Interest expense for the three months ended December 31, 2009 and 2008 totaled $34,786 and $60,732 respectively, primarily reflecting lower outstanding debt balances in the current period. The Company recorded a discount on certain notes substantially equal to the principal amount of the notes.  The recorded discount on these debentures, $599,998 in the aggregate as of December 31, 2009, is being amortized to interest expense on the interest method through their scheduled maturity dates.  As a result of the application of the interest method to these discounts, unless the debentures are converted earlier, substantially all of the discount is expected to be amortized during the first two quarters of the Company’s fiscal year ending September 30, 2011.

Liquidity And Capital Resources:  Plan Of Operation

As of December 31, 2009, we had $338,192 in cash and cash equivalents and $1,319,850 of current liabilities.  In addition, the undiscounted total face value of our debt amounts to $1,064,736, which is due between September 2010 and March 2011.  In the three months ended December 31, 2009. we used $1,269,894 of cash in operations, primarily as a result of production activities for the Fort Eustis bridge project and inventory of railroad ties and our expanding general and administrative activities as discussed above.   Financing activities, consisting principally of the sale of common stock generated net cash of $396,000 in the period.  We expect to continue to incur net cash outflows from operations for the foreseeable future.  Our ability to fund our planned operations, and pay principal and interest on our outstanding debentures when they begin to come due later in the year if not previously converted, depends on our future operating performance and ability to raise capital. The timing and amount of our financing needs will be highly dependent on the success of our sales and marketing programs, our ability to obtain new construction contracts, the size of such contracts and any associated working capital requirements.  At December 31, 2009, except for $705,588 expected to be recognized on the Fort Eustis bridge project, the amount of firm sales commitments for future projects was not significant.

Contractual obligations:

	Payments due by period
	Total		Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-Term Debt Obligations	$1,050,736		$450,736	$600,000

Minimum royalties (a)	720,000	(a)	40,000	280,000	(a)	400,000	(a)		(a)

(a)
Subject to voluntary termination by us upon 120 days prior notice under our license agreement with Rutgers.  After year 5, the minimum annual royalty is $200,000 per year.  We may also pay a percentage of consideration received for any future sublicenses.

We believe we will need to raise additional capital through additional equity or debt financing in the next twelve months in order to fund our planned operations and repay our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, enhance our research and development capabilities, expand our marketing and sales and engineering staffs, and continue to develop innovative solutions.  In April 2006, we commenced an action against Tonga Partners, L.P. and others (“Tonga”) for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  In September 2008, we were granted summary judgment in the amount of approximately $5.0 million; however, the defendants are appealing the order granting summary judgment.  We may receive a substantial amount of cash pursuant to the judgment rendered against Tonga, but the outcome and the timing of the appeal filed by Tonga is uncertain.  We anticipate that we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months.  There can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us. Please see the Risk Factor “We are dependent on our ability to raise capital from external funding sources. If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations” in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K.

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

Based on our evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were not effective as a result of material weaknesses in our controls over financial reporting discussed in Item 9A(T) of our most recent Annual Report on Form 10-K.

(b) Changes in internal control over financial reporting.

In October 2009, Michael Johnson resigned as our Chief Financial Officer, at which time Gary Anthony was appointed to replace him.  There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In October 2009, we issued 200,000 shares of common stock to consultants for services performed in our strategic planning and financing activities.

In November 2009, we sold 200,000 shares of common stock and 20,000 three-year warrants, exercisable at $2.91 per share, for aggregate proceeds of $410,000.  As a placement fee, the Company paid $8,200 and issued 20,000 three-year warrants, also at the exercise price of $2.91 per share.

In November 2009, we issued 360,000 five-year warrants exercisable at $0.90 per share to a consultant for services to be performed in our financing efforts.

In November 2009, we issued 74,726 shares of common stock to a consultant for business development, marketing and sales services.

In December 2009, we agreed to issue 104,554 five-year warrants exercisable at $0.88 per share to a consultant for services performed in our financing efforts.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Axion International Holdings, Inc.

Date: February 22, 2010	/s/ James Kerstein
James Kerstein
Chief Executive Officer

Date: February 22, 2010	/s/ Gary Anthony
Gary Anthony
Chief Financial Officer