Form 10-Q/A
period 2008-12-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2010-02-23
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q/A

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

_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of February 17, 2009 was 15,563,137

TABLE OF CONTENTS

Explanatory Note

The consolidated financial statements for the three months ended December 31, 2008 and related disclosures in this Amendment No.1 to Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

In January 2010, we concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the period ended December 31, 2008 to (1) record share-based compensation charges not previously recorded and (2) adjust recorded interest expense as a result of adjustments we made for the fiscal year ended September 30, 2008 to our accounting for debt discounts and debt modifications.

No attempt has been made in this Amendment No. 1 to modify or update the disclosures in the original Quarterly Report except for the changes to the financial statements described above and related changes to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

AXION INTERNATIONAL HOLDINGS. INC
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEET

	Unaudited	Audited
	December 31, 2008	September 30, 2008
Assets	Restated	Restated
Current assets:
Cash and cash equivalents	$930,376	$138,826
Accounts Receivable	4,200	-
Inventories	205,096	110,416
Prepaid expenses	6,903	7,264
Total current assets	1,146,575	256,506

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838	9,838
Machinery and equipment	268,125	261,425
Purchased software	56,329	56,329
Furniture and fixtures	9,322	9,322
Leasehold improvements	29,300	29,300
	372,914	366,214
Less accumulated depreciation	(36,484)	(25,609)
Net property and leasehold improvements	336,430	340,605

Long-term and intangible assets
License, at acquisition cost,	68,284	68,284
Deposits	4,000	4,000
	72,284	72,284

Total assets	$1,555,289	$669,395

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$310,723	$326,511
Notes payable	55,624	-
Accrued liabilities	281,250	202,262
Interest payable	62,973	55,641
Accrued payroll	9,927	23,142
Total current liabilities	720,497	607,556

Senior secured convertible debenture, net of discount	593,567	576,666

Total liabilities	1,314,064	1,184,222

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
15,449,501 shares issued and outstanding	4,482,012	3,029,334
Deficit accumulated during development stage	(4,240,787)	(3,544,161)

Total stockholders' deficit	241,225	(514,827)

Total liabilities and stockholders' deficit	$1,555,289	$669,395

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited	Audited	From Inception
	Three Months Ending	Period Ending	November 1, 2007 to
	December 31, 2008	September 30, 2008	December 31, 2008
	Restated	Restated	Restated

Revenue	$4,200	$6,472	$10,672

Cost of goods sold	$-	$743	$743

Gross margin	4,200	5,729	9,929

Research and development costs	154,940	340,456	495,396
Marketing and sales	46,732	90,945	137,677
General and administrative expenses	427,542	1,269,558	1,697,200
Depreciation and amortization	10,875	25,609	36,484

Total operating costs and expenses	640,089	1,726,567	2,367,376

Loss from operations	(635,889)	(1,720,838)	(2,356,727)

Other expense (income), net
Other income	-	(20,000)	(20,000)
Interest expense, net	60,732	738,449	799,181
Debt conversion expense	-	1,104,871	1,104,871

Total other expense, net	60,732	1,823,320	1,884,052

Loss before income taxes	(696,621)	(3,544,161)	(4,240,782)

Provision for income taxes	-	-	-

Net loss	(696,621)	(3,544,161)	(4,240,782)

Weighted average common shares - basic and diluted	14,217,968	9,138,437	9,923,956

Basic and diluted net loss per share	$(0.05)	$(0.39)	$(0.43)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Unaudited	Audited	From Inception
	Three Months ending	Period Ending	November 1, 2007 to
	December 31, 2008	September 30, 2008	December 31, 2008
	Restated	Restated	Restated

Cash flow from operating activities:
Net loss	$(696,621)	$(3,544,169)	$(4,240,782)
Adjustments to reconcile net loss to net
cash used in operating activities	`	`
Depreciation, and amortization	10,875	25,609	36,484
Accretion of interest expense on convertible debentures	44,400	634,002	678,402
Debt conversion expense	-	1,104,874	1,104,874
Gain on sale of assets		(20,000)	(20,000)
Issuance of common stock for accrued interest and services	80,803	187,890	268,693
Changes in operating assets and liabilities
Accounts receivable	(4,200)	59,048	54,848
Inventory	(94,680)	(110,416)	(205,096)
Prepaid expenses and other	361	(5,507)	(5,146)
Accounts payable	19,809	304,929	324,738
Accrued liabilities	37,503	66,341	103,844

Net cash used in operating activities	(601,750)	(1,297,391)	(1,899,141)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6,700)	(358,742)	(365,442)
Proceeds from sale of assets acquired in merger		506,000	506,000
Cost to acquire license		(48,284)	(48,284)
Net cash provided by investing activities	(6,700)	98,974	92,274

Cash flows from financing activities:
Proceeds from short term note (net)	125,000	27,154	152,154
Issuance of common stock, net of expenses	1,275,000	1,267,077	2,542,078
Issuance of convertible debenture	-	200,000	200,000
Repayment of debenture	-	(200,000)	(200,000)
Cash acquired in reverse merger	-	43,011	43,011

Net cash provided by financing activities	1,400,000	1,337,242	2,737,243

Net increase in cash	791,550	138,826	930,376

Cash at beginning of period	138,826	-	-

Cash at end of period	$930,376	$138,826	$930,376

Non-cash financing activities:
Common stock for services	$-	$30,000	$30,000
Conversion of Debenture ( Notes)	$-	$890,278	$890,278
Common stock issued for settlement of accrued liabilities	$-	$67,048	$67,048
Common stock issued for license agreement	$-	$20,000	$20,000
Common stock issued pursuant to merger	$-	$358,395	$358,395

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

(4) Debt

The components of debt are summarized as follows.

Dec, 31, 2008
Long-Term Debt
Senior secured convertible debentures	$725,736
Discount	(132,169)
593,567
Less current portion	—
$593,567

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

At the time of the merger we evaluated the application of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the conversion option of the Debentures was a beneficial conversion feature with intrinsic value.  We recorded the fair value of the beneficial conversion feature of the Debentures, which we estimate to be $825,000, as a discount to par value which was being amortized over the term of the Debentures. As the Debentures have been converted and restructured the intrinsic value as been adjusted and will continue to be amortized over the remaining term.

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

		Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	95,473	$5.36	95,473
Class B Warrants	95,473	5.96	95,473
Class E Warrants	188,018	4.74	188,018
Note Warrants issued to advisors in November 2006	47,482	2.36	47,482
Debentures	78,236	0.30	260,787
Debentures	275,000	0.40	687,500
Series B Debentures	200,000	0.30	666,667
New Debentures	172,500	1.50	115,000
Other Warrants	200,000	0.88	200,000
Total shares issuable and weighted average prices		1.26	2,356,400

(6) Stock–based compensation

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

(9) Restatements

In connection with the preparation of its Annual Report on Form 10-K for the year ended September 30, 2009, the Company determined that certain transactions were not accurately presented in the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 and the Company’s Quarterly Reports on Form 10-Q for the three months ended December 31, 2008, March 31, 2009 and June 30, 2009.  These include the following:

a)	The recognition and accounting for shares of common stock, options and warrants issued to service-providers
b)	The recognition and accounting for discounts on notes payable and convertible notes payable resulting from the concurrent issuance of warrants and from beneficial conversion features
c)	The treatment of debt modifications

The Company and the Company's audit committee discussed the above errors and adjustments with the Company's independent registered public accounting firm and determined that a restatement is necessary. The Annual Report on Form 10-K for the fiscal year ended September 30, 2009 reflects the changes for the annual results for the year ended September 30, 2008.

As a result of the correction of the errors described above, the Company restated its financial statements for the three months ended December 31, 2008 included in this Quarterly Report on Form 10-Q as follows:

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	Unaudited December 31, 2008 as previously reported	Adjustments		Unaudited December 31, 2008 as restated
Assets
Current assets:
Cash and cash equivalents	$930,376			$930,376
Accounts Receivable	4,200			4,200
Inventories	205,096			205,096
Prepaid expenses	6,903			6,903
Total current assets	1,146,575			1,146,575

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838			9,838
Machinery and equipment	268,125			268,125
Purchased software	56,329			56,329
Furniture and fixtures	9,322			9,322
Leasehold improvements	29,300			29,300
	372,914			372,914
Less accumulated depreciation	(36,484)			(36,484)
Net property and leasehold improvements	336,430			336,430

Long-term and intangible assets
License, at acquisition cost,	68,284			68,284
Deposits	4,000			4,000
	72,284			72,284

Total assets	$1,555,289			$1,555,289

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$435,723	$(125,000	) (d)	$310,723
Notes payable, net of discount		55,624	(b), (c)	55,624
Accrued liabilities	323,308	(42,058	) (e)	281,250
Interest payable	62,973			62,973
Accrued payroll	9,927			9,927
Total current liabilities	831,931	(111,434)		720,497

Senior secured convertible debenture, net of discount	342,407	251,160	(c), (e)	593,567

Total liabilities	1,174,338	139,726		1,314,064

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
15,449,501 shares issued and outstanding	3,267,858	1,214,154	(a),(b),(e)	4,482,012
Deficit accumulated during development stage	(2,886,907)	(1,353,880	) (a),(c),(e)	(4,240,787)

Total stockholders' deficit	380,951	(139,726)		241,225

Total liabilities and stockholders' deficit	$1,555,289			$1,555,289

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited Three Months Ending December 31, 2008 as previously reported	Adjustments	Unaudited Three Months Ending December 31, 2008 restated

Revenue	$4,200		$4,200

Cost of goods sold	-		-

Gross margin	4,200		4,200

Research and development costs	154,940		154,940
Marketing and sales	46,732		46,732
General and administrative expenses	355,739	$71,803 (a)	427,542
Depreciation and amortization	10,875		10,875

Total operating costs and expenses	568,286	71,803	640,089

Loss from operations	(564,086)	(71,803)	(635,889)

Other expense (income), net
Other income	-		-
Interest expense, net	51,496	9,236 (c)	60,732

Total other expense, net	51,496	9,236	60,732

Loss before income taxes	(615,582)	(81,039)	(696,621)

Provision for income taxes	-		-

Net loss	$(615,582)	$(81,039)	$(696,621)

Weighted average common shares - basic and diluted	14,217,968		14,217,968

Basic and diluted net loss per share	$(0.04)		$(0.05)

(a) Stock option expense of $71,803 was recognized for grants of options to consultants by increases to general and administrative expenses and common stock.
(b) Discounts on notes payable of $96,875 were recorded in connection with the concurrent issuance of warrants, with a correponding increase to common stock.
(c) The amortization of discounts on notes payable and convertible debentures was increased by a $9,236, which increased interest expense.
(d) Notes payable of $125,000 were reclassified from accounts payable.
(e) Opening balance sheet adjustments were recorded for the restatements described in note 2 to the Company's financial statements included in its annual report on Form 10-K for the year ended September 30, 2009 as follows:

Accrued liabilities	$(42,058)
Convertible debentures, net of discount	269,423
Common stock	1,045,476
Retained earnings	(1,272,841)

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

Research and Development Expense.  Research and development expense for the three months ended December 31, 2008 and for the period of inception through December 31, 2008 totaled $154,940 and $495,396 respectively. These expenses were principally related to the development of our molds, products, and quality control processes. This also includes expenses related to professional consulting fees, membership dues paid to technology-related organizations that are directly related research and development in polymer plastics. We continue to work with our scientific team at Rutgers University to enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

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

General and Administrative.  General and administrative costs for the three months ended December 31, 2008 totaled $427,642 and $1,697,200 from the period of inception. These expenses are primarily related to wages and salaries of the management team, consulting fees related to market opportunities, patent defense costs, and other corporate expenses.

Depreciation and Amortization.  Depreciation and amortization for the three months ended December 31, 2008 and for the period of inception through December 31,2008 totaled $10,875 and $36,484 respectively,  as we continue to build our molds and operating capability.

Interest Expense, Net. Commencing on September 29, 2008, our Debentures, Series B Debentures and New Debentures earned interest at the rate of 9% per annum and mature on September 30, 2010. Accordingly, we recorded coupon interest expense totaling approximately $16,332 for the three months ended December 31, 2008. Additionally, we amortize the discount that represents the fair value of beneficial conversion feature of the Debentures, Series B Debentures and New Debentures as interest expense. We recorded approximately $44,400 in non-cash interest expense in the current quarter as we amortized the debenture discounts.

Net Loss. We recorded a net loss of $696,621 in the three months ended December 31, 2008, or $0.05 per share. For the period from inception to December 31, 2008 we have incurred a net operating loss of $4,240,782 or $0.43 per share.  We anticipate that we will continue to incur losses during the development stage of the Company.

Liquidity and Capital Resources:  Plan of Operation

As of December 31, 2008, we had $930,376 in cash and cash equivalents.  Our debentures bear interest at the rate of 9% per annum and are due and payable on September 30, 2010, if not converted into Common Stock.  As of December 31, 2008, the aggregate outstanding principal amount of the debentures was $725,736. The Debentures and the Series B Debentures are convertible at the option of the holders into Common Stock at a rate of $0.40 or $0.30 per share, and accordingly, we may issue up to 1,614,954 shares of Common Stock if the remaining principal balance is converted in its entirety.  The New Debentures are convertible at the option of the holders into Common Stock at a rate of $1.50 per share, and accordingly, we may issue up to 115,000 shares of Common Stock if the remaining principal balance is converted in its entirety.  We may also elect to pay interest in the form of Common Stock at the applicable conversion rate of each debenture. We recorded the debentures at a discount after giving effect to the $986,747 intrinsic value of the beneficial conversion feature and recorded the discount as equity.  We are amortizing the discount as interest expense over the life of the debentures as the carrying value of the debentures accretes to the respective face value.  The carrying value of the debentures at December 31, 2008 was $593,567.

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

Based on our evaluation, our Chief Executive Officer and our current Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the following material weaknesses:

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