Form 10-Q/A
period 2009-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2010-02-23
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
Yes ☐  No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of May 11, 2009 was 15,581,209

TABLE OF CONTENTS

Explanatory Note

The consolidated financial statements for the three months ended March 31, 2009 and related disclosures in this Amendment No.1 to Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

In January 2010, we concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the period ended March 31, 2009 to (1) record share-based compensation charges not previously recorded and (2) adjust recorded interest expense as a result of adjustments we made for the fiscal year ended September 30, 2008 to our accounting for debt discounts and debt modifications.

No attempt has been made in this Amendment No. 1 to modify or update the disclosures in the original Quarterly Report except for the changes to the financial statements described above and related changes to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

AXION INTERNATIONAL HOLDINGS. INC
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31, 2009	September 30, 2008
Assets	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$199,990	$138,826
Accounts Receivable	437,562	-
Inventories	191,885	110,416
Prepaid expenses	6,903	7,264
Total current assets	836,340	256,506

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838	9,838
Machinery and equipment	357,915	261,425
Purchased software	56,329	56,329
Furniture and fixtures	9,322	9,322
Leasehold improvements	29,300	29,300
	462,704	366,214
Less accumulated depreciation	(87,461)	(25,609)
Net property and leasehold improvements	375,243	340,605

Long-term and intangible assets
License, at acquisition cost,	68,284	68,284
Deposits	4,000	4,000
	72,284	72,284

Total assets	$1,283,867	$669,395

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$512,826	$326,511
Accrued liabilities	282,848	202,262
Short-term notes, net of discount	462,922	-
Interest payable	70,119	55,641
Accrued payroll	9,561	23,142
Total current liabilities	1,338,276	607,556

Senior secured convertible debenture, net of discount	610,992	576,666

Total liabilities	1,949,268	1,184,222

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
15,567,004 shares issued and outstanding	5,073,693	3,029,334
Deficit accumulated	(5,739,094)	(3,544,161)

Total stockholders' deficit	(665,401)	(514,827)

Total liabilities and stockholders' deficit	$1,283,867	$669,395

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ending	Three Months Ending	Six Months Ending	Six Months Ending
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Restated)		(Restated)
Revenue	$433,362	$-	$437,562	$-

Cost of goods sold	483,337	-	483,337	-

Gross margin	(49,975)	-	(45,775)	-

Research and development costs	30,513	39,606	161,763	62,106
Marketing and sales	72,491	21,967	120,399	21,967
General and administrative expenses	1,189,335	345,065	1,640,282	391,542
Depreciation and amortization	50,977	5,110	61,852	5,110

Total operating costs and expenses	1,343,316	411,748	1,984,296	480,725

Loss from operations	(1,393,291)	(411,748)	(2,030,071)	(480,725)

Other expense
Interest expense, net	104,130	43,226	164,892	43,226

Total other expense, net	104,130	43,226	164,892	43,226

Loss before income taxes	(1,497,421)	(454,974)	(2,194,963)	(523,951)

Provision for income taxes	-	-	-	-

Net loss	(1,497,421)	(454,974)	(2,194,963)	(523,951)

Weighted average common shares - basic and diluted	14,560,963	8,977,065	13,773,527	8,043,852

Basic and diluted net loss per share	$(0.10)	$(0.05)	$(0.16)	$(0.07)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months ending	Six Months ending
	March 31, 2009	March 31, 2008
	(Restated)
Cash flow from operating activities:
Net loss	$(2,194,963)	$(523,951)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation, and amortization	61,852	5,110
Accretion of interest expense on convertible debentures	131,232	35,513
Issuance of common stock, options and warrants for accrued interest and services	551,405	20,000
Changes in operating assets and liabilities
Accounts receivable	(437,562)	14,163
Inventory	(81,469)	-
Prepaid expenses and other	361	(76,971)
Accounts payable	215,482	170,816
Accrued liabilities	52,316	(29,632)
Net cash used in operating activities	(1,701,346)	(384,952)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(96,490)	(119,173)
Cost to acquire license	-	(48,284)
Net cash provided by investing activities	(96,490)	(167,457)

Cash flows from financing activities:
Proceeds from short term note (net)	609,000	27,164
Issuance of common stock, net of expenses	1,375,000	795,165
Repayment of Short-term Notes	(125,000)	-
Cash acquired in reverse merger	-	43,011
Net cash provided by financing activities	1,859,000	865,340

Net increase in cash	61,164	312,931

Cash at beginning of period	138,826	-

Cash at end of period	$199,990	$312,931

Non-cash financing activities:
Common stock for services	$-	$20,000
Conversion of Debenture ( Notes)	$-	$27,164
Common stock issued in lieu of cash interest	$15,187	$-
Common stock issued for license agreement	$-	$20,000
Common stock issued pursuant to merger	$-	$358,385

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

(5)       Debt

The components of debt are summarized as follows.

Long-Term Debt	March 31, 2009
Senior secured convertible debentures	$725,736
Discount for beneficial conversion feature	(114,744)
610,992
Less current portion	—
$610,992

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

		Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	95,473	5.36	95,473
Class B Warrants	95,473	5.96	95,473
Class E Warrants	188,018	4.74	188,018
Note Warrants issued to advisors in November 2006	47,482	2.36	47,482
Debentures	78,236	0.30	260,787
Debentures	275,000	0.40	687,500
Series B Debentures	200,000	0.30	666,667
New Debentures	172,500	1.50	115,000
Other Warrants	397,000	0.88	397,000
Total shares issuable and weighted average prices		1.23	2,355,400

(7)       Stock–based compensation

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

(11)    Restatements

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

As a result of the correction of the errors described above, the Company restated its financial statements for the three months ended December 31, 2008 included in this Quarterly Report on Form 10-Q as follows:

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	Unaudited			Unaudited
	March 31, 2009			March 31, 2009
	as previously reported	Adjustments		as restated
Assets
Current assets:
Cash and cash equivalents	$199,990			$199,990
Accounts Receivable	437,562			437,562
Inventories	191,885			191,885
Prepaid expenses	6,903			6,903
Total current assets	836,340			836,340

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838			9,838
Machinery and equipment	357,915			357,915
Purchased software	56,329			56,329
Furniture and fixtures	9,322			9,322
Leasehold improvements	29,300			29,300
	462,704			462,704
Less accumulated depreciation	(87,461)			(87,461)
Net property and leasehold improvements	375,243			375,243

Long-term and intangible assets
License, at acquisition cost,	68,284			68,284
Deposits	4,000			4,000
	72,284			72,284

Total assets	$1,283,867			$1,283,867

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$512,826	$-		$512,826
Notes payable, net of discount	484,000	(21,078)	(b), (c)	462,922
Accrued liabilities	324,906	(42,058)	(d)	282,848
Interest payable	70,119			70,119
Accrued payroll	9,561			9,561
Total current liabilities	1,401,412	(63,136)		1,338,276

Senior secured convertible debenture, net of discount	377,570	233,422	(c), (d)	610,992

Total liabilities	1,778,982	170,286		1,949,268

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
15,449,501 shares issued and outstanding	3,374,045	1,699,648	(a), (b), (d)	5,073,693
Deficit accumulated during development stage	(3,869,160)	(1,869,934)	(a), (c), (d)	(5,739,094)

Total stockholders' deficit	(495,115)	(170,286)		(665,401)

Total liabilities and stockholders' deficit	$1,283,867			$1,283,867

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited Three Months Ending March 31, 2009 as previously reported	Adjustments		Unaudited Three Months Ending March 31, 2009 restated

Revenue	$433,362			$433,362

Cost of goods sold	334,337	$149,000	(e)	483,337

Gross margin	99,025	(149,000)		(49,975)

Research and development costs	30,513			30,513
Marketing and sales	72,491			72,491
General and administrative expenses	873,920	315,415	(a)(e)	1,189,335
Depreciation and amortization	50,977			50,977

Total operating costs and expenses	1,027,901	315,415		1,343,316

Loss from operations	(928,876)	(464,415)		(1,393,291)

Other expense (income), net
Other income	-			-
Interest expense, net	52,491	51,639	(c)	104,130

Total other expense, net	52,491	51,639		104,130

Loss before income taxes	(981,367)	(516,054)		(1,497,421)

Provision for income taxes	-			-

Net loss	$(981,367)	$(516,054)		$(1,497,421)

Weighted average common shares - basic and diluted	14,560,963			14,560,963

Basic and diluted net loss per share	$(0.07)			$(0.10)

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited			Unaudited
	Six Months Ending			Six Months Ending
	March 31, 2009			March 31, 2009
	as previously reported	Adjustments		restated

Revenue	$437,562			$437,562

Cost of goods sold	334,337	$149,000	(e)	483,337

Gross margin	103,225	(149,000)		(45,775)

Research and development costs	161,763			161,763
Marketing and sales	120,399			120,399
General and administrative expenses	1,253,064	$387,218	(a)(e)	1,640,282
Depreciation and amortization	61,852			61,852

Total operating costs and expenses	1,597,078	387,218		1,984,296

Loss from operations	(1,493,853)	(536,218)		(2,030,071)

Other expense (income), net
Other income	-			-
Interest expense, net	103,987	60,905	(c)	164,892

Total other expense, net	103,987	60,905		164,892

Loss before income taxes	(1,597,840)	(597,123)		(2,194,963)

Provision for income taxes	-			-

Net loss	$(1,597,840)	$(597,123)		$(2,194,963)

Weighted average common shares - basic and diluted	13,773,527			13,773,527

Basic and diluted net loss per share	$(0.12)			$(0.16)

(a) Stock option expense of $71,803 and $536,218 in the three- and six-month periods ended March 31, 2009, respectively, was recognized for grants of stock and options to consultants by increases to general and administrative expenses and common stock.

(b) Discounts on notes payable of $117,953 were recorded in connection with the concurrent issuance of warrants, with a correponding increase to common stock.
(c) The amortization of discounts on notes payable and convertible debentures was increased by a $9,236 and $60,905 in the three- and six-month periods ended March 31, 2009, which increased interest expense.

(d) Opening balance sheet adjustments were recorded for the restatements described in note 2 to the Company's financial statements included in its annual report on Form 10-K for the year ended September 30, 2009 as follows:

Accrued liabilities	$(42,058)
Convertible debentures, net of discount	269,423
Common stock	1,045,476
Retained earnings	(1,272,841)

(e) Expenses of $149,000 for the three- and six-month periods ended March 31, 2009 we reclassified to cost of goods sold.

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

Results of Operations

Three Month and Six Month Periods Ended March 31, 2009 Compared to Comparable Periods in 2008

Revenue. Revenues in the three and six month periods ended March 31, 2009 were $433,362 and 437,562, respectively, primarily as the results of the sale of two thermoplastic composite  bridges to the US Army and 1,400 composite railroad crossties to a major railroad carrier. Due to the start-up nature of the business there were no revenues generated in the comparable periods in 2008

Cost of Goods Sold.  Cost of Goods Sold for the three months ended and six month ended March 31, 2009 totaled $483,337. These expenses are principally related to direct and indirect labor, quality control, and raw material cost associated with the production of our products. The increase in expense over the comparable periods ended March 31, 2008 directly relates to the production of bridge infrastructure and railroad crossties and facilities costs.

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

General and Administrative.  General and administrative costs for the three months ended March 31, 2009 totaled $1,189,335 and $1,640,282 for the six month period ended March 31, 2009, as compared to $345,065 for three month period ended March 31, 2008 and $391,542 for the six month period ended March 31, 2008.  These expenses are primarily related to wages and salaries of the executive management team, consulting fees related to market opportunities and financing, travel, supplies, insurance, professional fees and patent defense costs. . The increase in expense over the comparable periods is a result of our increased staffing, stock-based compensation, outsourced manufacturing expense, professional consulting, financing activities and business growth.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2009 totaled $50,977 and the six month period ended March 31, 2009 totaled $61,852, as compared to $5,110 for the three months and the six months ended March 31, 2008. This is the results of the expansion of our manufacturing and operating capability.

Interest Expense, Net. Commencing on September 29, 2008, our Debentures, Series B Debentures and New Debentures earned interest at the rate of 9% per annum and mature on September 30, 2010. Accordingly, we recorded coupon interest expense totaling approximately $17,328 for the three months ended March 31, 2009 and $33,660 for the six month period. Additionally, we amortize the discount that represents the fair value of beneficial conversion feature of the Debentures, Series B Debentures and New Debentures as interest expense. We recorded approximately $86,802 in non-cash interest expense in the three month period ended March 31, 2009 and $121,966 for the six month period ended March 31, 2009, as we amortized the debenture discounts. Interest expense for the comparable periods was $43,226 which principally represented the non-cash interest expense associated with the amortization of the debenture discount.

Net Loss. We recorded a net loss of approximately $1,497,421 in the three months ended March 31, 2009 or $0.10 per share as compared to a net loss of $454,973 or $0.05 per share for the comparable period ended March 31, 2008. For the six month period ended March 31, 2009 we recorded a loss of approximately $2,194,963 or $0.16 per share compared to a loss of $523,950 or $0.07 per share for the comparable six month period in 2008. We anticipate that we will continue to incur losses during the early stages of our business development and growth.

Liquidity and Capital Resources:  Plan of Operation

As of March 31, 2009, we had $199,990 in cash and cash equivalents.  Our long-term debentures bear interest rates of 9% and 8.75% per annum and are due and payable on September 30, 2010 and December 30, 2010 if not converted into Common Stock.  As of March 31, 2009, the aggregate outstanding principal amount of the debentures was $725,763. The Debentures and the Series B Debentures are convertible at the option of the holders into Common Stock at a rate of $0.40 or $0.30 per share, and accordingly, we may issue up to 1,614,954 shares of Common Stock if the remaining principal balance is converted in its entirety.  The New Debentures are convertible at the option of the holders into Common Stock at a rate of $1.50 per share, and accordingly, we may issue up to 115,000 shares of Common Stock if the remaining principal balance is converted in its entirety.  We may also elect to pay interest in the form of Common Stock at the applicable conversion rate of each debenture. We recorded the debentures at a discount after giving effect to the $825,000 intrinsic value of the beneficial conversion feature and recorded the discount as equity.  We are amortizing the discount as interest expense over the life of the debentures as the carrying value of the debentures accretes to the respective face value.  The carrying value of the debentures at March 31, 2009 was $610,992. In March 2009 we issued a short-term convertible secured note of $400,000 with a base rate of 7% per annum with a maturity date of June 15, 2009, and an additional note of $20,000 with an interest rate of 8.75% with a maturity date of July 15, 2009

We have used $1,093,147 in our operating activities in the three months ended March 31, 2009, primarily as a result of our activities relating to the commercialization of our business and expansion of our distribution capabilities.

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