Form 10-Q/A
period 2009-06-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2010-02-23
CIK 753048

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

TABLE OF CONTENTS

Explanatory Note

The consolidated financial statements for the three months ended June 30, 2009 and related disclosures in this Amendment No.1 to Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

In January 2010, we concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the period ended June 30, 2009 to (1) record share-based compensation charges not previously recorded and (2) adjust recorded interest expense as a result of adjustments we made for the fiscal year ended September 30, 2008 to our accounting for debt discounts and debt modifications.

No attempt has been made in this Amendment No. 1 to modify or update the disclosures in the original Quarterly Report except for the changes to the financial statements described above and related changes to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Item 4. Controls and Procedures.

AXION INTERNATIONAL HOLDINGS. INC
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30, 2009	September 30, 2008
Assets	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$211,504	$138,826
Accounts Receivable	172,623	-
Inventories	264,288	110,416
Prepaid expenses	6,258	7,264
Total current assets	654,673	256,506

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838	9,838
Machinery and equipment	398,214	261,425
Purchased software	56,404	56,329
Furniture and fixtures	9,322	9,322
Leasehold improvements	29,300	29,300
	503,078	366,214
Less accumulated depreciation	(142,164)	(25,609)
Net property and leasehold improvements	360,914	340,605

Long-term and intangible assets
License, at acquisition cost,	68,284	68,284
Deposits	4,000	4,000
	72,284	72,284

Total assets	$1,087,871	$669,395

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$506,010	$326,511
Accrued liabilities	304,116	202,262
Short-term notes, net of discount	240,916	-
Interest payable	80,154	55,641
Accrued payroll	50,667	23,142
Total current liabilities	1,181,863	607,556

Senior secured convertible debenture, net of discount	578,268	576,666

Total liabilities	1,760,131	1,184,222

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
16,285,448 shares issued and outstanding	6,198,341	3,029,334
Deficit accumulated	(6,870,601)	(3,544,161)

Total stockholders' deficit	(672,260)	(514,827)

Total liabilities and stockholders' deficit	$1,087,871	$669,395

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ending	Three Months Ending	Nine Months Ending	Nine Months Ending
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Restated)		(Restated)
Revenue	$566,849	$-	$1,004,411	$-

Cost of goods sold	332,602	-	815,939	-

Gross margin	234,247	-	188,472	-

Research and development costs	19,057	30,726	180,819	92,831
Marketing and sales	149,109	23,410	306,420	45,377
General and administrative expenses	983,386	455,934	2,590,738	847,478
Depreciation and amortization	54,703	6,597	116,555	11,707

Total operating costs and expenses	1,206,255	516,667	3,194,532	997,393

Loss from operations	(972,008)	(516,667)	(3,006,060)	(997,393)

Other expense
Interest expense, net	109,440	241,632	274,303	284,858
Debt conversion expense	46,153	-	46,153	-

Total other expense, net	155,593	241,632	320,456	284,858

Loss before income taxes	(1,127,601)	(758,299)	(3,326,516)	(1,282,251)

Provision for income taxes	-	-	-	-

Net loss	(1,127,601)	(758,299)	(3,326,516)	(1,282,251)

Weighted average common shares - basic and diluted	15,035,526	10,464,366	14,753,006	8,577,098

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.23)	$(0.15)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDING INC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months ending	Nine Months ending
	June 30, 2009	June 30, 2008
	(Restated)
Cash flow from operating activities:
Net loss	$(3,326,516)	$(1,282,251)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation, and amortization	116,555	11,707
Accretion of interest expense on convertible debentures	175,804	225,761
Issuance of common stock, options and warrants for accrued interest	69,990	-
Issuance of common stock, options and warrants services	1,075,579	20,000
Debt conversion expense	46,153	-
Changes in operating assets and liabilities
Accounts receivable	(172,623)	58,042
Inventory	(153,872)	-
Prepaid expenses and other	1,006	(5,968)
Accounts payable	260,534	(10,683)
Accrued liabilities	72,931	-
Net cash used in operating activities	(1,834,459)	(983,392)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(136,863)	(172,033)
Cost to acquire license	-	(48,284)
Net cash provided by investing activities	(136,863)	(220,317)

Cash flows from financing activities:
Proceeds from short term note (net)	1,004,000	-
Issuance of common stock, net of expenses	1,590,000	1,143,331
Proceeds for sale of assets	-	486,000
Repayment of Short-term Notes	(550,000)	-
Cash acquired in reverse merger	-	43,011
Net cash provided by financing activities	2,044,000	1,672,342

Net increase in cash	72,678	468,633

Cash at beginning of period	138,826	-

Cash at end of period	$211,504	$468,633

Non-cash financing activities:
Common stock, options and warrants for services	$1,075,579	$20,000
Common stock issued in lieu of cash interest	$69,990	$-
Common stock issued for license agreement	$-	$20,000
Common stock issued pursuant to merger	$-	$358,385

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

(5)       Debt

The components of debt are summarized as follows.

Long-Term Debt	June 30, 2009
Senior convertible debentures	$664,199
Discount for beneficial conversion feature	(85,931)
578,268
Less current portion	—
$578,268

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

		Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	95,473	$5.36	95,473
Class B Warrants	95,473	5.96	95,473
Class E Warrants	188,018	4.74	188,018
Note Warrants issued to advisors in November 2006	47,482	2.36	47,482
Debentures	78,236	0.30	260,787
Debentures	213,463	0.40	533,658
Series B Debentures	200,000	0.30	666,667
New Debentures	172,500	1.50	115,000
Other Warrants	871,000	0.88	871,000
Total shares issuable and weighted average prices		1.22	2,873,558

(7)       Stock–based compensation

We recorded stock based compensation totaling $82,675 in connection with the issuance of 480,000 options to selected member of the management team and Board of Directors in the three months period ending June 30, 2009.

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

As a result of the correction of the errors described above, the Company restated its financial statements for the three months ended June 30, 2009 included in this Quarterly Report on Form 10-Q as follows:

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	Unaudited			Unaudited
	June 30, 2009			June 30, 2009
	as previously reported	Adjustments		as restated
Assets
Current assets:
Cash and cash equivalents	$211,504			$211,504
Accounts Receivable	172,623			172,623
Inventories	264,288			264,288
Prepaid expenses	6,258			6,258
Total current assets	654,673			654,673

Property, equipment, and leasehold improvements, at cost:
Equipment	9,838			9,838
Machinery and equipment	398,214			398,214
Purchased software	56,404			56,404
Furniture and fixtures	9,322			9,322
Leasehold improvements	29,300			29,300
	503,078			503,078
Less accumulated depreciation	(142,164)			(142,164)
Net property and leasehold improvements	360,914			360,914

Long-term and intangible assets
License, at acquisition cost,	68,284			68,284
Deposits	4,000			4,000
	72,284			72,284

Total assets	$1,087,871			$1,087,871

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$506,010	$-		$506,010
Notes payable, net of discount	454,000	(213,084)	(b), (c)	240,916
Accrued liabilities	346,174	(42,058)	(e)	304,116
Interest payable	80,154			80,154
Accrued payroll	50,667			50,667
Total current liabilities	1,437,005	(255,142)		1,181,863

Senior secured convertible debenture, net of discount	349,677	228,591	(c), (e)	578,268

Total liabilities	1,786,682	(26,551)		1,760,131

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
15,449,501 shares issued and outstanding	3,804,586	2,393,755	(a), (b), (d), (e)	6,198,341
Deficit accumulated during development stage	(4,503,397)	(2,367,204)	(a), (c), (d), (e)	(6,870,601)

Total stockholders' deficit	(698,811)	26,551		(672,260)

Total liabilities and stockholders' deficit	$1,087,871			$1,087,871

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited			Unaudited
	Three Months Ending			Three Months Ending
	June 30, 2009			June 30, 2009
	as previously reported	Adjustments		restated

Revenue	$566,849			$566,849

Cost of goods sold	256,102	$76,500	(f)	332,602

Gross margin	310,747	(76,500)		234,247

Research and development costs	19,057			19,057
Marketing and sales	149,109			149,109
General and administrative expenses	619,727	363,659	(a), (f)	983,386
Depreciation and amortization	54,703			54,703

Total operating costs and expenses	842,596	(363,659)		1,206,255

Loss from operations	(531,849)	(440,159)		(972,008)

Other expense (income), net
Other income	-			-
Interest expense, net	98,482	10,958	(c)	109,440
Debt conversion expense		46,153	(d)	46,153

Total other expense, net	98,482	57,111		155,593

Loss before income taxes	(630,331)	(497,270)		(1,127,601)

Provision for income taxes	-			-

Net loss	$(630,331)	$(497,270)		$(1,127,601)

Weighted average common shares - basic and diluted	15,035,526			15,035,526

Basic and diluted net loss per share	$(0.04)			$(0.07)

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited			Unaudited
	Nine Months Ending			Nine Months Ending
	June 30, 2009			June 30, 2009
	as previously reported	Adjustments		restated

Revenue	$1,004,411			$1,004,411

Cost of goods sold	590,439	$225,500	(f)	815,839

Gross margin	413,972	$(225,500)		188,472

Research and development costs	180,819			180,819
Marketing and sales	306,420			306,420
General and administrative expenses	1,839,861	750,877	(a), (f)	2,590,738
Depreciation and amortization	116,555			116,555

Total operating costs and expenses	2,443,655	750,877		3,194,532

Loss from operations	(2,029,683)	(976,377)		(3,006,060)

Other expense (income), net
Other income	-			-
Interest expense, net	202,469	71,834	(c)	274,303
Debt conversion expense	-	46,153	(d)	46,153

Total other expense, net	202,469	117,987		320,456

Loss before income taxes	(2,232,152)	(1,094,364)		(3,326,516)

Provision for income taxes	-			-

Net loss	$(2,232,152)	$(1,094,364)		$(3,326,516)

Weighted average common shares - basic and diluted	14,753,006			14,753,006

Basic and diluted net loss per share	$(0.15)			$(0.23)

(a) Stock option expense of $440,159 and $976,368 in the three- and nine-month periods ended June 30, 2009, respectively, was recognized for grants of stock and options to consultants by increases to general and administrative expenses and common stock.

(b) Discounts on notes payable of $325,749 were recorded in connection with the concurrent issuance of warrants, with a correponding increase to common stock.
(c) The amortization of discounts on notes payable and convertible debentures was increased by a $10,958 and $71,834 in the three- and nine-month periods ended June 30, 2009, which increased interest expense.

(d) Debt conversion expense of $46,153 was recorded for the value of consideration given in an induced conversion.
(e) Opening balance sheet adjustments were recorded for the restatements described in note 2 to the Company's financial statements included in its annual report on Form 10-K for the year ended September 30, 2009 as follows:

Accrued liabilities	$(42,058)
Convertible debentures, net of discount	269,423
Common stock	1,045,476
Retained earnings	(1,272,841)

(f) Expenses of $76,500 and $225,500 in the three- and nine-month periods ended June 30, 2009, respectively, were reclassified to cost of goods sold.

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

Results of Operations

Three Month and Nine Month Periods Ended June 30, 2009 Compared to Comparable Periods in 2008

Revenue. Revenues in the three and nine month periods ended June 30, 2009 were $566,849 and $1,004,411, respectively, primarily as the results of the sale of two thermoplastic composite bridges to the US Army and 2,100 composite railroad crossties to a major railroad carrier. Due to the start-up nature of the business there were no revenues generated in the comparable periods in 2008

Cost of Goods Sold.  Cost of Goods Sold for the three months ended and nine months ended June 30, 2009 totaled $332,602, and $815,839, respectively. These expenses are principally related to direct and indirect labor, quality control, and raw material cost associated with the production of our products. The increase in expense over the comparable periods ended June 30, 2008 directly relates to the production and installation of the composite bridges and railroad crossties.

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

General and Administrative.  General and administrative costs for the three months ended June 30, 2009 totaled $983,386 and $2,590,738 for the nine month period ended June 30, 2009, as compared to $455,934 for three month period ended June 30, 2008 and $847,478 for the nine month period ended June 30, 2008.  These expenses are primarily related to wages and salaries of the executive management team, consulting fees related to market opportunities and financing, travel, supplies, insurance, professional fees and patent defense costs. The increase in expense over the comparable periods is a result of our increased stock-based compensation, outsourced manufacturing expense, professional consulting, and business growth related activities.

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

Interest Expense, Net. Commencing on September 29, 2008, our Debentures, Series B Debentures and New Debentures earned interest at the rate of 9% per annum and mature on September 30, 2010. Thereafter in March 2009, the New Debentures were amended to reduce the interest rate to 8.75% per annum and to extend the maturity date to December 31, 2010. Accordingly, we recorded coupon interest expense totaling approximately $64,838 for the three months ended June 30, 2009 and $98,497 for the nine month period. Additionally, we amortize the discount that represents the fair value of beneficial conversion feature of the Debentures, Series B Debentures and New Debentures as interest expense. We recorded approximately $44,603 in non-cash interest expense in the three month period ended June 30, 2009 and $175,804 for the nine month period ended June 30, 2009, as we amortized the debenture discounts. Interest expense for the comparable periods was $241,632 and $284,858 respectively, which principally represented the non-cash interest expense associated with the amortization of the debenture discount.

Net Loss. We recorded a net loss of approximately $1,127,601 in the three months ended June 30, 2009 or $0.07 per share as compared to a net loss of $758,299 or $0.07 per share for the comparable period ended June 30, 2008. For the nine month period ended June 30, 2009 we recorded a loss of approximately $3,326,516 or $0.23 per share compared to a loss of $1,282,251 or $0.15 per share for the comparable nine month period in 2008. We anticipate that we will continue to incur losses during the early stages of our business development and growth.

Liquidity and Capital Resources: Plan of Operation

As of June 30, 2009, we had $211,504 in cash and cash equivalents.  Our long-term debentures bear interest rates of 9% and 8.75% per annum and are due and payable on September 30, 2010 and December 30, 2010 if not converted into Common Stock.  As of June 30, 2009, the aggregate outstanding principal amount of the debentures was $664,199. The Debentures and the Series B Debentures are convertible at the option of the holders into Common Stock at a rate of $0.40 or $0.30 per share, and accordingly, we may issue up to 1,576,110 shares of Common Stock if the remaining principal balance is converted in its entirety.  The New Debentures are convertible at the option of the holders into Common Stock at a rate of $1.50 per share, and accordingly, we may issue up to 115,000 shares of Common Stock if the remaining principal balance is converted in its entirety.  We may also elect to pay interest in the form of Common Stock at the applicable conversion rate of each debenture. We recorded the debentures at a discount after giving effect to the $825,000 intrinsic value of the beneficial conversion feature and recorded the discount as equity.  We are amortizing the discount as interest expense over the life of the debentures as the carrying value of the debentures accretes to the respective face value.  The carrying value of the debentures at June 30, 2009 was $578,268.

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