Form 10-K/A
period 2009-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2010-03-19
CIK 753048

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

TABLE OF CONTENTS

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No.2) to our Annual Report on Form 10-K for the year ended September 30, 2009, solely to amend the previously filed REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM to include an explanatory paragraph related to our restatement of previously issued financial statements and to clarify the accounting periods covered by the report. There has been no change to the financial statements or other text included herein.

Pursuant to rules under the Securities Exchange Act of 1934, we are also including with this Form 10-K/A certain currently dated certifications.

Other than as noted above, no changes have been made to our Annual Report. This Amendment does not reflect events occurring after the initial filing of our Annual Report.

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

Date:	March 18, 2010	By:	/s/ James Kerstein
James Kerstein Chief Executive Officer

		By:	/s/ Gary Anthony
Gary Anthony Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ James Kerstein	Director and Chief Executive	March 18, 2010
James Kerstein	Officer, (principal executive officer)

/s/ Gary Anthony	Chief Financial Officer	March 18, 2010
Gary Anthony	(principal financial and accounting officer)

/s/ Lori Jones	Director	March 18, 2010
Lori Jones

/s/ Miles A. Slater	Director	March 18, 2010
Miles A. Slater

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of and for the Year Ended September 30, 2009 and from inception to September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of
    Axion International Holding, Inc.

We have audited the accompanying consolidated balance sheets of Axion International Holdings, Inc. as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2009 and for the period from November 1, 2007 (inception) through September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion International Holdings, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 2 to the consolidated financial statements, the Company determined that certain transactions were not accurately presented in the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008. These transactions include the recognition and accounting for stock options, warrants and common stock issued to service-providers, the recognition and accounting for discounts on notes payable and convertible notes payable resulting from the concurrent issuance of warrants and beneficial conversion features and the treatment of debt modification. Accordingly, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash for flows for the period from November 1, 2007 (inception) through September 30, 2008 have been restated to reflect corrections to previously reported amounts.

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