Form 10-Q
period 2010-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2010-05-17
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐  No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of May 10, 2010 was 21,225,541

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	unaudited

ASSETS
Current assets:
Cash and cash equivalents	$272,497	$1,257,516
Accounts receivable	180,322	314,027
Unbilled revenue	40,708	-
Inventories	345,514	76,533
Prepaid expenses	244,481	1,915
Total current assets	1,083,522	1,649,991

Property, equipment, and leasehold improvements, at cost:
Equipment	13,754	9,838
Machinery and equipment	480,505	406,639
Purchased software	56,404	56,404
Furniture and fixtures	13,091	9,322
Leasehold improvements	950	29,300
	564,703	511,503
Less accumulated depreciation	(306,011)	(205,156)
Net property and leasehold improvements	258,692	304,347
License, at acquisition cost,	68,284	68,284
Deposits	10,713	10,713
Total assets	$1,421,211	$2,035,334

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$761,001	$546,920
Accrued liabilities	304,346	357,172
Notes payable	-	14,000
Current portion of convertible debentures, net of discount	197,871	253,795
Total current liabilities	1,263,218	1,171,886
Convertible debentures, net of discount	-	157,347

Total liabilities	1,263,218	1,329,233
Commitments and contingencies	-	-

Stockholders' equity (deficit):
Common stock, no par value; authorized, 100,000,000 shares;21,125,541 and 19,243,669 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	13,776,424	10,009,677
Retained earnings (deficit)	(13,618,432)	(9,303,576)
Total stockholders' equity (deficit)	(157,992)	706,101
Total liabilities and stockholders' equity (deficit)	$1,421,211	$2,035,334

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2010	Three months ended March 31, 2009	Six months ended March 31, 2010	Six months ended March 31, 2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$402,693	$433,362	$705,234	$437,562
Cost of goods sold	459,472	483,337	705,512	483,337
Gross margin	(56,779)	(49,975)	(277)	(45,775)

Operating expenses:
Research and development costs	45,267	30,513	71,883	161,763
Marketing and sales	141,307	72,491	254,637	120,399
General and administrative expenses	1,304,001	1,189,335	3,757,311	1,640,282
Depreciation and amortization	65,791	50,977	130,156	61,852
Total operating costs and expenses	1,556,367	1,343,316	4,213,986	1,984,296

Loss from operations	(1,616,146)	(1,393,291)	(4,214,263)	(2,030,071)

Other expense (income), net:
Other income	-	-	-	-
Interest expense, net	65,807	104,130	100,593	164,892
Debt conversion expense	-	-	-	-
Total other expense, net	65,807	104,130	100,593	164,892

Loss before income taxes	(1,678,952)	(1,497,421)	(4,314,856)	(2,194,963)

Provision for income taxes	-	-	-	-

Net loss	$(1,678,952)	$(1,497,421)	$(4,314,856)	$(2,194,963)

Weighted average common shares - basic and diluted	19,972,443	14,560,963	19,759,388	13,773,527

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.22)	$(0.16)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31, 2010	Six months ended March 31, 2009
	Unaudited	Unaudited

Cash flow from operating activities:
Net loss	$(4,314,856))	$(2,194,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	100,856	61,852
Accretion of interest expense on convertible debentures	53,976	131,232
Issuance of common stock, options and warrants for services and for accrued interest	2,312,857	551,405
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	92,977	(437,562)
Inventories	(268,981)	(81,469)
Prepaid expenses and other	-	361
Accounts payable	214,082	215,482
Accrued liabilities	3,418	52,316
Net cash (used in) operating activities	(1,869,718)	(1,071,346)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(53,201)	(96,490)
Net cash (used in) provided by investing activities	(53,201)	(96,490)

Cash flows from financing activities:
Proceeds from short term notes	300,000	609,000
Issuance of common stock, net of expenses	651,900	1,375,000
Repayment of notes and convertible debentures	(14,000)	(125,000)
Net cash provided by financing activities	937,900	1,859,000

Net increase (decrease) in cash	(985,018)	61,164
Cash at beginning of period	1,257,516	138,826
Cash at end of period	$272,497	$199,990

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,469	$-

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

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of March 31, 2010 we had an allowance for doubtful accounts of $0.

(e)         Inventories

Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and finished goods.  No adjustment has been made to the cost of finished goods inventories as of March 31, 2010.

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

(j)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three- and six-month periods ended March 31, 2010, there were no dilutive effects of such securities because we incurred a net loss in each period.  Potential dilutive common shares issuable under our convertible instruments, warrant agreements and stock option plans amounted to 6,885,666 as of March 31, 2010.

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

(l)          Concentration of Credit Risk

We maintain our cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000 from time to time.   We have not incurred losses related to these deposits.  The Company’s accounts receivable and unbilled revenue balances as of March 31, 2010 are substantially all due from one customer.

(m)         Operating Cycle

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(2)           Lincoln Park Capital Transaction

On February 23, 2010, we executed a purchase agreement and a registration rights agreement with Lincoln Park Capital, LLC (“LPC”), pursuant to which LPC agreed to purchase 100,000 shares of our common stock at $2.05 per share together with warrants to purchase 50,000 shares at an exercise price of $2.91 per share for total consideration of $205,000.  LPC also agreed to purchase up to an additional 1,400,000 shares of our common stock at our option as described below. Pursuant to the registration rights agreement, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares that have been issued or may be issued to LPC under the Purchase Agreement.

After the initial purchase of 100,000 shares, over a 360 business day period(approximately 18 months), we have the right to direct LPC to purchase up to 1,400,000 shares of our common stock which shares will be purchased in increments of 20,000 shares as often as every five business days at our discretion provided, however, that under the Purchase Agreement, no additional sales may occur if the price of our stock, as calculated under the agreement, is below $1.50 per share.  Upon entering into the Purchase Agreement, we issued to LPC 85,000 shares of our common stock as consideration for entering into the agreement.  The aggregate value of the 85,000 commitment shares, $178,500, is included as deferred offering costs in other current assets, together with $59,092 of other deferred offering costs.

The registration statement became effective and the initial purchase of 100,000 shares and 50,000 warrants was completed in May 2010.

(3)            Project revenue

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

(4)            Inventories

The components of inventories are:

	March 31, 2010	September 30, 2009
Finished goods	$317,480	$46,731
Raw materials	27,765	29,802
Total inventories	$345,245	$76,533

(5)            Accrued liabilities

The components of accrued liabilities are:

	March 31, 2010	September 30, 2009
Payable to insurer for legal settlement	$100,000	$100,000
Refundable oil and gas receipts	129,334	129,334
Accrued interest	23,773	76,644
Other	51,239	51,194
Total accrued liabilities	$304,346	$357,172

(6)            Debt

The components of debt are summarized as follows.

	Due	March 31, 2010	September 30, 2008
10% convertible debenture	August 2010	$300,000	$300,000
9% convertible debentures	September 2010	-	278,236
8.75% convertible debenture	December 2010	172,500	172,500
10% convertible debenture	February 2011	300,000	300,000
10% convertible debentures	March 2011	300,000	300,000
Discount		(874,629)	(639,594)
		197,871	411,142
Less current portion		197,871	253,795
		$-	$157,347

The Company’s 9% convertible debentures were issued in the year ended September 30, 2008 in connection with debt modifications which resulted in debt conversion expense charges in that year.  In March 2010, the debentures were converted, prior to their maturity dates and in accordance with their terms, into an aggregate of 927,453 shares of common stock.  The unamortized discount pertaining to these notes, amounting to $12,488 in the aggregate, was charged to interest expense upon conversion.

The Company’s 8.75% convertible debenture was issued in the year ended September 30, 2008 in connection with debt modifications which resulted in debt conversion expense charges in that year.  The recorded discount on the debenture, $7,743 as of March 31, 2010, is being amortized to interest expense on the interest method through its scheduled maturity date.

The Company’s 10% convertible debentures due February 2011 and March 2011 were issued under purchase agreements in the year ended September 30, 2009, together with warrants, for aggregate proceeds of $600,000.  The total of the calculated fair value of the warrants and the intrinsic value of beneficial conversion features contained in the debentures exceeded the proceeds received.  Accordingly, the Company recorded a discount on the notes substantially equal to the principal amount of the notes.  The recorded discount on these debentures, $599,977 in the aggregate as of March 31, 2010, is being amortized to interest expense on the interest method through their scheduled maturity dates.  As a result of the application of the interest method, unless the debentures are converted earlier, substantially all of the discount is expected to be amortized during the first two quarters of the Company’s fiscal year ending September 30, 2011.

In February 2010, we issued a 10% short-term note in the amount of $300,000, convertible at the rate of $2.00 per share, together with five-year warrants to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share. In addition we entered into a consulting agreement with an affiliate of the purchaser for financial consulting services.  We allocated to the warrant $122,005 of the total proceeds received, based upon the relative fair values of the note and warrant, as determined using the Black-Scholes pricing model, and recorded this amount as a discount on the note.  We also allocated $167,005 of the proceeds to a beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as an additional discount on the note.  The total discount, amounting to $266,909 at March 31, 2010, is being amortized to interest expense on the interest method through the scheduled maturity date of the note.  We issued 200,000 shares of common stock under the consulting agreement and recorded consulting expense of $460,000 at issuance for the fair value of the shares based on the reported market price of our stock on the OTC Bulletin Board.

Each of the debentures above contains features that allow the Company to redeem the notes prior to their scheduled due dates under certain circumstances.  In certain events of default by the Company, the holders may generally require the Company to redeem the notes at 120% of their principal amounts or their conversion value.  Based on the life of the notes and the likelihood and effect of substantive exercise of these provisions the Company has determined that these features have minimal value.

(7)            Stockholder’s Equity

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

In November 2009, the Company issued 360,000 five-year warrants exercisable at $0.90 per share to a consultant for strategic planning, business development and investor relations services to be performed. The warrants had a fair value of $1,033,909 at December 31, 2009 based on the Black-Scholes pricing model, of which $344,636 was recognized in general and administrative expenses in the three months ended December 31, 2009. Also in November, the Company issued 74,726 shares of common stock to a consultant for business development, marketing and sales services performed. The shares had a fair value of $198,024 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board. Under the agreement, which expires in 2011, the consultant will be granted options to purchase up to 500,000 additional shares of common stock at an exercise price of $0.01 per share contingent on attaining specified sales targets.

In December 2009, the Company agreed to issue 104,554 five-year warrants exercisable at $0.88 per share to a consultant for services performed in the Company’s financing efforts. The warrants had a fair value of $283,788 at the date of grant based on the Black-Scholes pricing model, which was recognized in general and administrative expenses in the three months ended December 31, 2009.

In February 2010, we sold 122,200 shares of common stock and 12,200 five-year warrants, exercisable at $2.50 per share, for aggregate proceeds of $250,100.

The following table sets forth the number of shares of Common Stock that were issuable upon exercise of outstanding warrants as of March 31, 2010.  Net share settlement is available to warrant holders.

	Expiration	Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	2011	$5.36	95,473
Class B Warrants	2011	5.96	95,473
Class E Warrants	2011	4.74	188,018
AdvisorWarrants	2011	2.36	47,482
Warrants issued in short-term borrowings	2012	1.00	100,000
Warrants issued in short-term borrowings	2013	0.88	200,000
Warrants issued in short-term borrowings	2014	0.88	671,000
Warrants attached to 10% convertible notes	2014	0.90	1,500,000
September 2009 investor warrants	2012	3.13	50,000
September 2009 finder warrants	2012	3.13	50,000
November 2009 finder warrants	2012	2.91	20,000
November 2009 finder warrants	2012	2.91	20,000
November 2009 consultant warrants	2014	0.90	360,000
December 2009 consultant warrants	2012	0.88	104,554
February 2010 consultant warrants	2015	2.50	100,000
February 2010 investor warrants	2015	2.50	12,200
February 2010 consultant warrants	2015	2.05	20,000
Weighted average exercise price and total shares issuable		1.49	3,734,200

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of convertible debt as of March 31, 2010.

	Principal Amount	Conversion/ Exercise Price	Common Shares Issuable
10% convertible debenture due in 2010	300,000	$2.00	150,000
8.75% convertible debenture	172,500	1.50	115,000
10% convertible debentures due in 2011	600,000	0.90	666,667

 (8)            Stock–based compensation

The following table summarizes stock option activity in the six months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,219,799	$0.47
Granted	-	-
Exercised	-	-
Outstanding at end of period	2,219,799	$0.47

 (9)             Impact of Accounting Pronouncements

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

Results of Operations

Three- and Six-Month Periods Ended March 31, 2010 Compared to the Three- and Six-Month Periods Ended March 31, 2009

Revenue. For the three and six months ended March 31, 2010, we recognized $402,693 and $705,234 of revenue compared to $433,362 and $437,562 of revenue for the three and six months ended March 31, 2009.  Revenue in the current fiscal year primarily represents work on our contract for the demolition and construction of two bridges on the United States Army base at Fort Eustis in Virginia, which are expected to be completed during our year ending September 30, 2010.  In addition, the six months ended March 31, 2010 includes approximately $40,000 and $10,000 respectively from other construction activities and the sale of railroad ties.  Other construction activities pertained primarily to modifications on our Fort Bragg bridge project substantially completed in the year ended September 30, 2009.  Revenue in the three and six months ended March 31, 2009 represents revenue earned on the Fort Bragg project.  As of March 31, 2010, except for an additional $304,194 remaining to be recognized under the Fort Eustis contract, backlog on firm orders received was not significant.

Cost of sales. Cost of sales amounted to $459,472 and $705,512, respectively, for the three and six months ended March 31, 2010.  Cost of sales in the comparable periods of the prior fiscal year amounted to $483,337.  In each period our recognized cost of sales exceeded our revenue.  In the three months ended March 31, 2010, we agreed to produce additional materials for the Fort Eustis bridge project based on site conditions encountered during the construction phase.  As a result of the additional production costs incurred we adjusted our estimate of the total cost to complete the project and adjusted our recognized gross margin in the period accordingly.  If we are able to obtain compensation for our additional costs in future periods, we would record additional revenue at that time, but there is no assurance that we will be able to do so.  In the three and six months ended March 31, 2009, we incurred certain fixed production costs during our initial phase of commercial production, which negatively impacted our reported gross margin  Because we are in the early stages of commercial activities, costs of these revenues may not be indicative of costs of revenue in the future, which may vary significantly and are highly dependent on the pricing of individual contracts, concurrent production activities, the use of subcontractors and the timing and mix of product sales and services.  In the first three months of the current fiscal year, a portion of certain fixed production costs, which might otherwise have been fully allocated to the Fort Eustis project were absorbed in the concurrent production of inventories of railroad ties.

Research and Development Expense.  Research and development expense for the three and six months ended March 31, 2010 were $45,267 and $71,883, respectively, compared to $30,513 and $161,763, respectively, in the three and six months ended March 31, 2009. Expenses in the periods were generally related to the development of our molds, products, and quality control processes. Expenses in the six month ended March 31, 2009 included higher costs associated with a research project at Rutgers University. We continue to work with our scientific team at Rutgers to enhance our product formulations, develop new innovative products, and expand the reach of our existing products and anticipate that research and development expenses may fluctuate significantly in the future as a result of such projects.

Marketing and Sales Expenses.  Marketing and selling expenses for the three and six months ended March 31, 2010 amounted to $141,307 and $254,637, respectively, compared to $72,491 and $120,399, respectively, for the three and six months ended March 31, 2009. The increases in the current-year periods primarily related to the addition of internal sales personnel since March 31, 2009 and to fees incurred on new contracts. Our initial target markets are the domestic and international railroad industry, the U.S. military, vehicular and pedestrian bridges, marine rehabilitation, golf architecture, and industrial engineering firms and, accordingly, our marketing and sales expenses may increase.  In addition, we may make use of outside agents and services for expanding our marketing activities.

General and Administrative.  General and administrative costs for the three and months ended March 31, 2010 totaled $1,304,001 and $3,757,311, respectively, compared to $1,189,335 and $1,640,282, respectively in the three and six months ended March 31, 2009. The increase is primarily due to stock-based compensation in the form of shares and warrants issued to several consultants.  In the current fiscal year, we substantially increased our general business development efforts and publicity of our initial completed projects and expanding business activities. In addition, we engaged consultants to advise on our  strategic and financing plans and activities.  We expect to continue to use stock-based compensation in dealing with a number of consultants.  As a result, recorded general and administrative expenses may vary significantly from period to period based on projects initiated and the price of our common stock.

Depreciation and Amortization.  Depreciation and amortization for the three and six months ended March 31, 2010 totaled $65,791 and $130,156, respectively, compared to $50,977 and $61,852, respectively, in the three and six months ended March 31, 2009.  These increases primarily reflect entering commercial production in fiscal 2009 and an increased inventory of molds.

Interest Expense, Net. Interest expense for the three and six months ended March 31, 2010 totaled $65,807 and $100,593, respectively, compared to $104,130 and $164,892, respectively, in the three and six months ended March 31, 2009.  The decreased expenses in the current fiscal year primarily reflect lower outstanding debt balances in the current period. The Company has recorded discounts on certain notes substantially equal to the principal amount of the notes, which are being amortized to interest expense on the interest method through their scheduled maturity dates.  The recorded discount on $600,000 of principal amount of these debentures amounts to $599,977 in the aggregate as of March 31, 2010.  As a result of the application of the interest method to these discounts, unless the debentures are converted earlier, substantially all of the discount is expected to be amortized during the first two quarters of the Company’s fiscal year ending September 30, 2011.  In addition, a discount of $266,909 as of March 31, 2010 has been recorded on a $300,000 note due August 1, 2010.  This discount is expected to be fully amortized to interest expense over the next two fiscal quarters.

Liquidity And Capital Resources:  Plan Of Operation

As of March 31, 2010, we had $272,497 in cash and cash equivalents and $1,263,218 of current liabilities.  The undiscounted total face value of our debt amounts to $1,072,500, which is due between August 2010 and March 2011.  In the six months ended March 31, 2010, we used $1,869,718 of cash in operations, primarily as a result of production activities for the Fort Eustis bridge project and inventory of railroad ties and our expanding general and administrative activities as discussed above.   Financing activities, consisting principally of the sale of common stock and the issuance of a short-term note, generated net cash of $937,900 in the period.  We expect to continue to incur net cash outflows from operations for the foreseeable future.  Our ability to fund our planned operations, and pay principal and interest on our outstanding debentures when they begin to come due later in the year if not previously converted, depends on our future operating performance and ability to raise capital. The timing and amount of our financing needs will be highly dependent on the success of our sales and marketing programs, our ability to obtain new construction contracts, the size of such contracts and any associated working capital requirements.

Contractual obligations:

	Payments due by period
	Total		Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-Term Debt Obligations	$1,072,500		$1,072,500	$-		$-		$-
Minimum royalties (a)	880,000	(a)	80,000	400,000	(a)	400,000	(a)	(a)

(a)
Subject to voluntary termination by us upon 120 days prior notice under our license agreement with Rutgers.  After year 5, the minimum annual royalty is $200,000 per year.  We may also pay a percentage of consideration received for any future sublicenses.

We believe we will need to raise additional capital in order to fund our planned operations and repay our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, enhance our research and development capabilities, expand our marketing and sales and engineering staffs, and continue to develop innovative solutions.  In February 2010, we entered into a purchase agreement with Lincoln Park Capital, as described in our financial statements, under which we may sell up to 1,500,000 registered shares of common stock at prices as determined under the agreement, provided our stock price is generally $1.50 per share or greater.  On May 5, 2010, upon effectiveness of the registration statement we sold 100,000 common shares at $2.05 per share, as provided in the agreement.  As of that date, the quoted market price per share of our common stock on the OTC Bulletin Board was below $1.50 and there can be no assurance that we will be able to make additional purchases under the agreement.  Whether or not we make additional purchases under the agreement, we believe we will need to raise additional capital from time to time over the next three to twelve months through the issuance of debt or equity securities.  There can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us. Please see the Risk Factor “We are dependent on our ability to raise capital from external funding sources. If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations” in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In February 2010, we issued a 10% short-term note in the amount of $300,000, convertible at the rate of $2.00 per share, together with five-year warrants to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share.

In February 2010, we issued 200,000 shares of common stock to consultants for services performed in our financing efforts.

In February 2010, we sold 122,200 shares of common stock and 12,200 five-year warrants, exercisable at $2.50 per share, for aggregate proceeds of $250,100.

In February 2010, we issued 85,000 shares to Lincoln Park Capital, LLC upon execution of a Purchase Agreement for up to 1,500,000 registered shares upon the effectivness of a registration statement.

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

Axion International Holdings, Inc.

Date: May 17, 2010	/s/ James Kerstein
James Kerstein
Chief Executive Officer

Date: May 17, 2010	/s/ Gary Anthony
Gary Anthony
Chief Financial Officer