Form 10-Q
period 2010-06-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2010-08-16
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of outstanding shares of the registrant’s common stock, without par value, as of August 6, 2010 was 21,871,296.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	unaudited

ASSETS
Current assets:
Cash and cash equivalents	$567,654	$1,257,516
Accounts receivable and unbilled revenue	295,688	314,027
Inventories	463,803	76,533
Prepaid expenses	93,016	1,915
Total current assets	1,420,161	1,649,991

Property, equipment, and leasehold improvements, at cost:
Equipment	13,754	9,838
Machinery and equipment	520,035	406,639
Purchased software	56,404	56,404
Furniture and fixtures	13,091	9,322
Leasehold improvements	950	29,300
	604,234	511,503
Less accumulated depreciation	(376,584)	(205,156)
Net property and leasehold improvements	227,650	306,347
License, at acquisition cost,	68,284	68,284
Deposits	10,713	10,713
Total assets	$1,726,808	$2,035,335

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,408,652	$546,920
Accrued liabilities	589,504	357,172
Notes payable	50,775	14,000
Current portion of convertible debentures, net of discount	341,848	253,795
Total current liabilities	2,390,779	1,171,887
Convertible debentures, net of discount	1	157,347

Total liabilities	2,390,780	1,329,234
Commitments and contingencies	-	-

Stockholders' equity (deficit):
Common stock, no par value; authorized, 100,000,000 shares;21,848,276 and 19,243,669 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	15,164,795	10,009,677
Retained earnings (deficit)	(15,828,767)	(9,303,576)
Total stockholders' equity (deficit)	(663,972)	706,101
Total liabilities and stockholders' equity (deficit)	$1,726,808	$2,035,335

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2010	Three months ended June 30, 2009	Nine months ended June 30, 2010	Nine months ended June 30, 2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$445,939	$566,849	$1,151,173	$1,004,411
Cost of goods sold	544,028	332,602	1,249,540	815,939
Gross margin	(98,089)	234,247	(98,367)	188,472

Operating expenses:
Research and development costs	58,913	19,057	130,795	180,819
Marketing and sales	218,348	149,109	482,444	306,420
General and administrative expenses	1,594,082	983,386	5,342,183	2,932,738
Depreciation and amortization	70,572	54,703	200,728	116,555
Total operating costs and expenses	1,941,915	1,206,255	6,156,150	3,194,532

Loss from operations	(2,040,004)	(972,008)	(6,254,517)	(3,006,060)

Other expense (income), net:
Other income	-	-	-	-
Interest expense, net	170,082	109,440	270,674	274,303
Debt conversion expense	-	46,153	-	46,153
Total other expense, net	170,082	155,593	270,674	320,456

Loss before income taxes	(2,210,086)	(1,127,601)	(6,525,191)	(3,326,516)

Provision for income taxes	-	-	-	-

Net loss	$(2,210,086)	$(1,127,601)	$(6,525,191)	$(3,326,516)

Weighted average common shares - basic and diluted	21,457,324	15,035,526	20,325,366	14,753,006

Basic and diluted net loss per share	$(0.10)	$(0.07)	$(0.32)	$(0.23)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30, 2010	Nine months ended June 30, 2009
	Unaudited	Unaudited

Cash flow from operating activities:
Net loss	$(6,525,191)	$(3,326,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	171,428	116,555
Accretion of interest expense on convertible debentures	202,901	175,804
Issuance of common stock, options and warrants for services and for accrued interest	3,035,456	1,145,569
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	18,339	(172,623)
Inventories	(387,270)	(153,872)
Prepaid expenses and other	(27,976)	1,006
Accounts payable	1,140,732	260,534
Accrued liabilities	44,088	72,931
Net cash (used in) operating activities	(2,327,493)	(1,834,459)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(92,731)	(136,863)
Net cash (used in) provided by investing activities	(92,731)	(136,863)

Cash flows from financing activities:
Proceeds from short term notes	650,000	1,004,000
Issuance of common stock, net of expenses	1,107,544	1,590,000
Repayment of notes and convertible debentures	(27,182)	(550,000)
Net cash provided by financing activities	1,730,362	2,044,000

Net increase (decrease) in cash	(689,861)	72,678
Cash at beginning of period	1,257,516	138,826
Cash at end of period	$567,654	$211,504

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

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

Going Concern. We have incurred significant losses since inception and we have a working capital deficit. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We must raise additional capital through the sale of equity or debt securities, through an offering of debt securities, or through borrowings from financial institutions and others.

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

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of June 30, 2010 we had an allowance for doubtful accounts of $0.

(e)       Inventories.

Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and finished goods.   Finished goods inventories as of June 30, 2010 reflect lower-of-cost-or-market adjustments of $19,655 recorded in the quarter then ended.

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

(g)           Warranty costs.

 The Company may provide written warranties with certain sales of its materials.  When it does, the Company will record a provision for the estimated future costs of replacement materials in the period in which such costs become probable. The Company has provided a limited warranty on certain materials supplied on its Fort Eustis project and has recorded a provision for warranty costs. There is limited historical experience on the performance of Company material.  Accordingly, actual warranty costs may vary significant from Company estimates.  Accrued warranty costs are reviewed periodically for adequacy based on actual and expected experience and changes in estimated replacement costs.

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

(j)          Stock-Based Compensation

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

(k)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three- and nine-month periods ended June 30, 2010, there were no dilutive effects of such securities because we incurred a net loss in each period.  Potential dilutive common shares issuable under our convertible instruments, warrant agreements and stock option plans amounted to 7,793,495 as of June 30, 2009.

(l)         Financial Instruments

The carrying amounts of financial instruments approximate their estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments.

(m)          Concentration of Credit Risk

We maintain our cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000 from time to time.  We have not incurred losses related to these deposits.  The Company’s accounts receivable and unbilled revenue balances as of June 30, 2010 consist primarily of amounts due from a limited number of customers.

(n)         Operating Cycle

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(2)            Project revenue

In November 2009, the Company received two “Delivery Order Authorizations” (“DOA’s”), or contract purchase orders, from Centennial Contractors Enterprises, Inc. together with collateral contract documents for the demolition and construction of two bridges located on the United States Army base at Fort Eustis in the state of Virginia.  The contract award of $957,587 includes the costs and expenses for equipment, labor and the Company’s composite construction materials. The Company contracted with third-parties for the design and build specifications and the demolition and rebuild work. The project officially commenced upon receipt of the DOA’s and was substantially completed in the quarter ended June 30, 2010.  In connection with the bonding activities related to the project, the Company has granted a broad security interest in its assets to an insurance company.

(3) Inventories

The components of inventories are:

	June 30, 2010	September 30, 2009
Finished goods	$440,988	$46,731
Raw materials	22,410	29,802
Total inventories	$463,398	$76,533

(4) Accrued liabilities

The components of accrued liabilities are:

	June 30, 2010	September 30, 2009
Payable to insurer for legal settlement	$100,000	$100,000
Refundable oil and gas receipts	129,334	129,334
Warrant compensation	279,000	-
Accrued interest	49,047	76,644
Other	32,123	51,194
Total accrued liabilities	$589,504	$357,172

(5) Debt

The components of debt are summarized as follows.

	Due	June 30, 2010	September 30, 2009
10% convertible debenture	August 2010	$300,000	$300,000
9% convertible debentures	September 2010	-	278,236
8.75% convertible debenture	December 2010	172,500	172,500
10% convertible debenture	February 2011	300,000	300,000
10% convertible debentures	March 2011	300,000	300,000
7% convertible debenture	May 2012	350,000	350,000
Discount		(1,080,651)	(639,594)
		341,849	411,142
Less current portion		341,848	253,795
		$1	$157,347

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

The Company’s 8.75% convertible debenture was issued in the year ended September 30, 2008 in connection with debt modifications which resulted in debt conversion expense charges in that year.  The recorded discount on the debenture, $3,907 as of June 30, 2010, is being amortized to interest expense on the interest method through its scheduled maturity date.

The Company’s 10% convertible debentures were issued under purchase agreements in the year ended September 30, 2009, together with warrants, for aggregate proceeds of $600,000.  The total of the calculated fair value of the warrants and the intrinsic value of beneficial conversion features contained in the debentures exceeded the proceeds received.  Accordingly, the Company recorded a discount on the notes substantially equal to the principal amount of the notes.  The recorded discount on these debentures, $599,634 in the aggregate as of June 30, 2010, is being amortized to interest expense on the interest method through their scheduled maturity dates.  As a result of the application of the interest method, unless the debentures are converted earlier, substantially all of the discount is expected to be amortized during the first two quarters of the Company’s fiscal year ending September 30, 2011.

In February 2010, we issued a 10% short-term note in the amount of $300,000, convertible at the rate of $2.00 per share, together with five-year warrants to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share. In addition we entered into a consulting agreement with an affiliate of the purchaser for financial consulting services.  We allocated to the warrant $122,005 of the total proceeds received, based upon the relative fair values of the note and warrant, as determined using the Black-Scholes pricing model, and recorded this amount as a discount on the note.  We also allocated $167,005 of the proceeds to a beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as an additional discount on the note.  The total discount, amounting to $127,110 at June 30, 2010, is being amortized to interest expense on the interest method through the scheduled maturity date of the note.  We issued 200,000 shares of common stock under the consulting agreement and recorded consulting expense of $460,000 at issuance for the fair value of the shares based on the reported market price of our stock on the OTC Bulletin Board.

In May 2010, we issued a 7% two-year note in the amount of $350,000, convertible at the rate of $1.20 per share, together with 41,667 shares of our common stock and five-year warrants to purchase 166,667 shares of our common stock at an exercise price of $1.40 per share.  We allocated to the shares and warrant $45,052 and $155,688, respectively, of the total proceeds received, based upon the relative fair values of the note, shares and warrant, as determined using the Black-Scholes pricing model, and recorded these amount as a discount on the note.  We also allocated $199,260 of the proceeds to a beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as an additional discount on the note.  The total discount, amounting to $350,000 at June 30, 2010, is being amortized to interest expense on the interest method through the scheduled maturity date of the note.

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

In the quarter ended June 30, 2010, a former holder of a convertible note claimed that additional compensation was payable by the Company in the form of warrants related to a note conversion in 2008.  The Company has determined that issuance of additional warrants based on the claim is probable and has charged $279,000 to general and administrative expenses for the estimated value of warrants that are expected to be issued.

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

On February 23, 2010, we executed a purchase agreement and a registration rights agreement with Lincoln Park Capital, LLC (“LPC”), pursuant to which LPC agreed to purchase 100,000 shares of our common stock at $2.05 per share together with warrants to purchase 50,000 shares at an exercise price of $2.91 per share for total consideration of $205,000.  LPC also agreed to purchase up to an additional 1,400,000 shares of our common stock at our option as described below. Upon entering into the Purchase Agreement, we issued to LPC 85,000 shares of our common stock as consideration for entering into the agreement.  Pursuant to the registration rights agreement, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares issued to LPC under the Purchase Agreement.  The registration statement became effective and the initial purchase of 100,000 shares and 50,000 warrants was completed in May 2010.  The aggregate value of the 85,000 commitment shares, $178,500, was charged to paid-in capital, together with $84,575 of other offering costs.  After the effective date, in May 2010, we sold an additional 20,000 shares under the agreement and received proceeds of $30,666.  In July 2010, we and LPC mutually terminated the Purchase Agreement and related agreements.

In May and June 2010, we issued units consisting of an aggregate of 261,068 shares of common stock and five-year warrants to purchase 130,534 shares of common stock at an exercise price of $1.40 per share.

The following table sets forth the number of shares of Common Stock that were issuable upon exercise of outstanding warrants as of June 30, 2010.  Net share settlement is available to warrant holders.

	Expiration	Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	2011	$5.36	95,473
Class B Warrants	2011	5.96	95,473
Class E Warrants	2011	4.74	188,018
AdvisorWarrants	2011	2.36	47,482
Warrants issued in short-term borrowings	2012	1.00	100,000
Warrants issued in short-term borrowings	2013	0.88	200,000
Warrants issued in short-term borrowings	2014	0.88	671,000
Warrants attached to 10% convertible notes	2014	0.90	1,500,000
September 2009 investor warrants	2012	3.13	50,000
September 2009 finder warrants	2012	3.13	50,000
November 2009 finder warrants	2012	2.91	20,000
November 2009 finder warrants	2012	2.91	20,000
November 2009 consultant warrants	2014	0.90	360,000
December 2009 consultant warrants	2012	0.88	104,554
February 2010 consultant warrants	2015	2.50	100,000
February 2010 investor warrants	2015	2.50	12,200
February 2010 consultant warrants	2015	2.05	20,000
LPC warrants	2015	2.91	50,000
May 2010 investor warrants	2015	1.40	166,667
June 2010 investor warrants	2015	1.40	130,534
Weighted average exercise price and total shares issuable		1.50	4,081,401

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of convertible debt as of June 30, 2010.

	Principal Amount	Conversion/ Exercise Price	Common Shares Issuable
10% convertible debentures due in 2010	300,000	2.00	150,000
8.75% convertible debenture due in 2010	172,500	1.25	138,000
10% convertible debentures due in 2011	600,000	0.90	666,667
7% convertible debentures due in 2012	350,000	1.20	291,667

The following table summarizes stock option activity in the nine months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,219,799	$0.47
Granted	-	-
Exercised	-	-
Cancelled	(381,038)	$0.00
Outstanding at end of period	1,838,761	$0.57

The Company has agreements with consultants which provide for the issuance of up to 650,000 shares of company common stock or warrants for common stock that are contingent on the achievement of sales performance targets that are not currently considered probable of achievement.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Warranty costs. The Company may provide written warranties with certain sales of its materials.  When it does, the Company will record a provision for the estimated future costs of replacement materials in the period in which such costs become probable. The Company has provided a limited warranty on certain materials supplied on its Ft. Eustis project and has recorded a provision for warranty costs. There is limited historical experience on the performance of Company material.  Accordingly, actual warranty costs may vary significant from Company estimates.  Accrued warranty costs are reviewed periodically for adequacy based on actual and expected experience and changes in estimated replacement costs.

Inventories. Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and finished goods.  During the first nine months of the current fiscal year, the Company significantly increased its inventories, particularly its inventories of railroad ties.  Since inception, sales of railroad ties have been limited and estimates of future sales are subject to significant uncertainty.  If the Company cannot sell its current inventories at expected selling prices in the ordinary course of business, it may recognize a loss in future periods.

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

Impairment of Long-Lived Assets. Assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-term asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.

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

Results of Operations

Three- and Nine-Month Periods Ended June 30, 2010 Compared to the Three- and Nine-Month Periods Ended June 30, 2009

Revenue. For the three months ended June 30, 2010, we recognized $445,939 of revenue compared to $566,849 of revenue for the three months ended June 30, 2009.  Bridge construction projects on United States Army bases at Ft. Eustis, Virginia, and Ft. Bragg, North Carolina, respectively, contributed revenue of approximately $290,000 and $351,000 in the three months ended June 30, 2010 and the three months ended June 30, 2009, respectively.  Sales of railroad ties to two customers amounted to approximately $145,000 in the three months ended June 30, 2010. Sales of railroad ties to a third customer amounted to approximately $215,000 in the comparable period of the prior year.

For the nine months ended June 30, 2010, we recognized $1,151,173 of revenue compared to $1,004,411 of revenue for the nine months ended June 30, 2009.   Revenue from bridge construction at Ft. Eustis amounted approximately $943,000 in the nine months ended June 30, 2010. Revenue from bridge construction at Ft. Bragg amounted approximately $39,000 in the nine months ended June 30, 2010 and approximately $784,000 in the nine months ended June 30, 2009.  Sales of railroad ties primarily to two customers amounted to approximately $155,000 in the nine months ended June 30, 2010. Sales of railroad ties primarily to a third customer amounted to approximately $220,000 in the comparable period of the prior year.

As of June 30, 2010, backlog on firm orders received was approximately $150,000.

Cost of sales. Cost of sales amounted to $544,028 and $1,249,540, respectively, for the three and nine months ended June 30, 2010.  Cost of sales for the three and nine months ended June 30, 2009 amounted to $332,602 and $815,939, respectively.  Reported negative gross margins in the three and nine months ended June 30, 2010, were impacted by costs of additional materials supplied during the fiscal year to the Ft. Eustis project, increased raw materials prices and the mix of products manufactured. The three and nine months ended June 30, 2009 were positively impacted by the allocation of certain fixed manufacturing costs incurred during our initial phase of commercial production to administrative expenses and to preceding periods and certain research contracts associated with the Ft. Bragg project to research and development.  Because we are in the early stages of commercial activities, costs of these revenues may not be indicative of costs of revenue in the future, which may vary significantly and are highly dependent on the pricing of individual contracts, concurrent production activities, the use of subcontractors and the timing and mix of product sales and services.

Research and Development Expense.  Research and development expense for the three and nine months ended June 30, 2010 were $58,913 and $130,795, respectively, compared to $19,057 and $180,819, respectively in the three and nine months ended June 30, 2009. Expenses in the periods were generally related to the development of our molds, products, and quality control processes. Expenses in the three months ended June 30, 2010 increased as a result of new research projects with Rutgers University.  Expenses in the nine months ended June 30, 2009 included higher costs associated with an earlier research project. We continue to work with our scientific team at Rutgers to enhance our product formulations, develop new innovative products, and expand the reach of our existing products and anticipate that research and development expenses may fluctuate significantly in the future as a result of such projects.

Marketing and Sales Expenses.  Marketing and selling expenses for the three and nine months ended June 30, 2010 amounted to $218,348 and $482,444, respectively, compared to $149,109 and $306,420, respectively, for the three and nine months ended June 30, 2009. Expenses increased in the three months ended June 30, 2010 compared to the prior year primarily as a result of increased consulting expenses, which were partially offset by lower internal sales personnel costs in the period.  Increased expenses in the nine-month period ended June 30, 2010 primarily reflects increased consulting expense as well as sales efforts related to federal government projects and fees related to the Ft. Eustis project, partially offset by lower spending related to golf architecture. Our initial target markets are the domestic and international railroad industry, the U.S. military, vehicular and pedestrian bridges, marine rehabilitation, golf architecture, and industrial engineering firms and, accordingly, our marketing and sales expenses may increase.  In addition, we may make use of additional outside agents and services for expanding our marketing activities.

General and Administrative.  General and administrative costs for the three and nine months ended June 30, 2010 totaled $1,594,001 and $5,342,183, respectively, compared to $983,386 and $2,932,738, respectively in the three and nine months ended June 30, 2009. The increase is primarily due to stock-based compensation in the form of shares and warrants issued to several consultants.  In the current fiscal year, we substantially increased our general business development efforts and publicity of our initial completed projects and expanding business activities. In addition, we engaged consultants to advise on our strategic and financing plans and activities.  We expect to continue to use stock-based compensation in dealing with a number of consultants.  As a result, recorded general and administrative expenses may vary significantly from period to period based on projects initiated and the price of our common stock.

Depreciation and Amortization.  Depreciation and amortization for the three and nine months ended June 30, 2010 totaled $70,572 and $200,728, respectively, compared to $54,753 and $116,555, respectively in the three and nine months ended June 30, 2009.  These increases primarily reflect entering commercial production in fiscal 2009 and an increased inventory of molds.

Interest Expense, Net. Interest expense for the three and months ended June 30, 2010 totaled $170,082 and $270,675, respectively, compared to $109,440 and $274,303, respectively, in the three and nine months ended June 30, 2009.  The decreased expenses in the current fiscal year primarily reflect lower outstanding debt balances in the current period. The Company has recorded discounts on certain notes substantially equal to the principal amount of the notes, which are being amortized to interest expense on the interest method through their scheduled maturity dates.  The recorded discount on $600,000 of principal amount of these debentures amounts to $599,977 in the aggregate as of June 30, 2010.  As a result of the application of the interest method to these discounts, unless the debentures are converted earlier, substantially all of the discount is expected to be amortized during the first two quarters of the Company’s fiscal year ending September 30, 2011.  In addition, a discount of $350,000 as of June 30, 2010 has been recorded on a $350,000 note due May 2012.  As a result of the application of the interest method to this discount, unless the debentures are converted earlier, substantially all of the discount is expected to be amortized during the Company’s fiscal year ending September 30, 2012.

Liquidity And Capital Resources:  Plan Of Operation

As of June 30, 2010, we had $567,654 in cash and cash equivalents and $2,390,779 of current liabilities, a portion of which has been settled or is expected to be settled with the issuance of common stock or warrants subsequent to June 30, 2010.  On August 2, 2010, we used a significant portion of existing cash balances to repay our outstanding convertible note of $300,000 due on that date.  Following this repayment, the undiscounted total face value of our convertible debt amounts to $1,122,500, which is due between December 2010 and May 2012.  In the nine months ended June 30, 2010, we used $2,327,493 of cash in operations, primarily as a result of our operating losses and production of inventory of railroad ties, partially offset by increased accounts payable balances.  Our operating losses, production of inventory of railroad ties and increases in accounts payable balances all increased over the comparable period of the prior year as a result of our expanding business activities. Financing activities, consisting principally of the sale of common stock and the issuance of short-term and long-term convertible notes, generated net cash of $1,637,632 in the period.  We expect to continue to incur net cash outflows from operations for the foreseeable future.  Our ability to fund our planned operations, and pay principal and interest on our outstanding debentures when they begin to come due later in the year if not previously converted, depends on our future operating performance and ability to raise capital. The timing and amount of our financing needs will be highly dependent on the success of our sales and marketing programs, our ability to obtain new construction contracts, the size of such contracts and any associated working capital requirements.

Contractual obligations:

	Payments due by period
	Total		Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-Term Debt Obligations	$1,122,500		$772,500	$350,000

Minimum royalties (a)	880,000	(a)	80,000	400,000	(a)	400,000	(a)		(a)

(a)
Subject to voluntary termination by us upon 120 days prior notice under our license agreement with Rutgers.  After year 5, the minimum annual royalty is $200,000 per year.  We may also pay a percentage of consideration received for any future sublicenses.

As a result of our continued operating losses, net current liabilities as of June 30, 2010 and our subsequent convertible note repayment, we will need to raise additional capital in the immediate future in order to fund payment of our current liabilities on a timely basis and continue our planned operations and repay our debt obligations.  If we are not able to pay our current liabilities on a timely basis, our current operations could be materially affected and, under certain circumstances, certain obligations could increase or accelerate, including amounts owed under our convertible notes.  Provided sufficient funds are available, our current operating plans for the next fiscal year are to meet our customer commitments, expand our marketing and sales and engineering staffs, and continue to develop innovative solutions.  There can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us.   In July 2010, we and Lincoln Park Capital, LLC mutually agreed to terminate our February 2010 purchase agreement for up to 1,500,000 registered shares of our common stock.  Please see the Risk Factor “We are dependent on our ability to raise capital from external funding sources. If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations” in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K.

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

Based on our evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were not effective as a result of material weaknesses in our controls over financial reporting, including those discussed in Item 9A(T) of our most recent Annual Report on Form 10-K and the determination in the current fiscal year that based on the simplicity of the Company’s organizational and communications structures there are not sufficiently formal procedures for information gathering and communication across the organization or ensure that agreements or modifications are identified and reviewed for financial significance on a timely basis.

(b) Changes in internal control over financial reporting.

The Company is dependent upon a small number of key employees for the processing of transactions and compilation of financial statements.  During the quarter ended June 30, 2010, the Company experienced turnover in personnel, including a change in the Company’s president, which could adversely affect the processing of financially significant transactions and information.  Other than this personnel turnover, there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

If, as our international sales operations increase, our employees or agents violate the U.S. Foreign Corrupt Practices Act or anti-bribery laws in other jurisdictions, we may incur substantial fines or penalties, or experience other adverse consequences.

In the quarter ended June 30, 2010, we received our first significant international order and increased our efforts to arrange international selling activities.  We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. As we begin to operate and sell internationally, there is an increasing risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our effective control.  Our attempts to implement safeguards may not be effective in preventing employees, consultants, sales agents or distributors from engaging in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Because we occasionally conduct our business through verbal or informal written agreements with consultants and other third parties, such entities may not be readily available to us or perform in accordance with our expectations and our manufacturing, sales and other business activities could be disrupted.

Although we generally seek written agreements with our consultants and other service-providers, certain of our existing arrangements are verbal or informal. Certain of our operations require the services of persons that may be in demand by others and may not always be available. In addition, our informal arrangements are subject to a greater degree of uncertainty of interpretation or enforcement in the event of a dispute or if our service-providers fail to perform as expected.  If we are not able to secure written agreements with manufacturers, agents, consultants or other parties with whom we have verbal or informal agreements, certain of their activities could be interrupted and our business adversely affected.

We depend upon senior management and key personnel. Any loss of their services could negatively affect our business. Our failure to retain and attract such personnel could harm our business, operations and product development efforts.

Our success will depend to a significant extent, on the performance of a small number of employees and consultants, including James Kerstein, our CEO. To the extent that the services of any of our key personnel become unavailable, we will be required to retain other qualified persons. During the quarter ended June 30, 2010, Marc Green resigned as our President and Treasurer, and experienced personnel in engineering and sales left the Company.  We may not be able to find suitable replacement for any such person. The loss of the services of key persons could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In May 2010, we issued a 7% two-year note in the amount of $350,000, convertible at the rate of $1.40 per share, together with 41,667 shares of common stock and five-year warrants to purchase 166,667 shares of our common stock at an exercise price of $2.50 per share.

In May 2010, we issued 300,000 shares of common stock to a consultant for services performed in our financing efforts and business development efforts.

In May and June 2010, we issued units consisting of an aggregate of 261,068 shares of common stock and five-year warrants to purchase 130,534 shares of common stock at an exercise price of $1.40 per share.

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

Axion International Holdings, Inc.

Date: August 16, 2010	/s/ James Kerstein
James Kerstein
Chief Executive Officer

Date: August 16, 2010	/s/ Gary Anthony
Gary Anthony
Chief Financial Officer