Form 10-K
period 2010-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2011-01-12
CIK 753048

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $29,563,351 based on the average bid and asked price of the Common Stock on January 10, 2011.

The number of shares outstanding of the registrant’s Common Stock, as of January 10, 2011, was 23,305,704.

DOCUMENTS INCORPORATED BY REFERENCE

i

PART I

Item 1.  Business

Overview

Axion International Holdings, Inc. (“Axion”), formerly Analytical Surveys, Inc., was formed in 1981 and operated several different businesses until November 2007, when Axion entered into an Agreement and Plan of Merger, among Axion, Axion Acquisition Corp., a Delaware corporation and newly created direct wholly-owned subsidiary of Axion (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Operating Entity”).  On March 20, 2008 (the “Effective Date”), Axion consummated the merger (the “Merger”) of Merger Sub into Operating Entity, with Operating Entity continuing as the surviving corporation and a wholly-owned subsidiary of Axion.  Each issued and outstanding share of Operating Entity became 47,630 shares of Axion’s common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Axion’s issued and outstanding Common Stock as of the Effective Date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or “Company”) is the surviving entity.

Business

Axion is the exclusive licensee of patented and patent-pending technologies developed for the production of structural plastic products such as railroad crossties, pilings, I-beams, T-Beams, and various size boards including a tongue and groove design that are utilized in multiple engineered design solutions such as rail track, rail and tank bridges (heavy load), pedestrian/ park and recreation bridges, marinas, boardwalks and bulk heading to name a few.  This technology is licensed and products are sold in several territories including North and South America, the Caribbean, South Korea, Saudi Arabia, The United Arab Emirates, and Russia; additionally, China is a shared country with our strategic partner, Micron. We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastic wastes that would otherwise be discarded into landfills, into superior structural products which are more durable, have a substantially greater useful life and offer more flexible design features than traditional products made from wood, steel and concrete.  Our products also resist rot and damaging insects without the use of chemical treatments and require significantly less maintenance throughout their lifecycles than traditional products.  In addition, we believe our recycled composite products are environmentally friendly, in part because they sequester carbon, reduce the number of trees needing to be harvested and do not contain creosote, a carcinogen used to coat conventional wood crossties.

We are currently marketing our structural products to both the U.S. domestic and international railroad industry, the U.S. military, and industrial engineering and contracting firms. Our initial products consist of: (1) structural composite railroad crossties, (2) structural composite I-beams along with tongue and groove planking and (3) various sizes of boards.

In 2009, we sold our products for use in construction of two bridges commissioned by the military at Fort Bragg, NC to help facilitate troop movements, which were engineered to carry the extreme tonnage requirements for armored military vehicles that would not be possible with currently existing wooden bridges.  We believe these bridges are the first structures of their kind made almost exclusively of recycled thermoplastic materials to support loads in excess of 70 tons.

 Products

Our patented technology allows for the replacement of standard building materials, not with engineered resins, but with our recycled material formulations. This advantage secures not only a less expensive input material but also improved performance.

Benefits include:
•	Initial up-front cost savings based on design improvements
•	Life cycle savings based on lower maintenance and longevity
•	Improved performance
•	Green technology
•	Positive Environmental impact
•	Potential Carbon and Leed Credits as a green material

Table 2.1 Weight Advantage and Material Properties of ThermoPlastics:

Thermoplastic	55 pounds per cubic foot
Wood	60 pounds per cubic foot
Concrete	150 pounds per cubic foot
Steel	490 pounds per cubic foot

Specific Gravity (ASTM D6111)	0.85-0.90
Elastic Modulus (ASTM D6108)	350,000 psi
Allowable Tensile Stress (ASTM D638)	600 psi (Ultimate = 3,000 psi)
Allowable Flexural Stress (ASTM D6109)	600 psi (Ultimate = 2,500 psi)
Allowable Compressive Stress (ASTM D695)	600 psi (Ultimate = 2,500 to 4,300 psi)
Allowable Shear Stress (ASTM D6109)	350 psi (Ultimate = 1,500 psi)
Coefficient of Thermal Expansion (ASTM D696)	0.0000282 in/in/deg F

We are selling cross ties to both freight and transit railroads whose cost-benefit analysis determined the utility of installing recycled structural composite (“RSC”) crossties in high stress, overhead and moisture-laden areas.

The structural composite I-beams (patent pending) and tongue and groove planking (patent pending) are innovative products that we believe have the potential to revolutionize the structural material marketplace. These products were successfully installed for a vehicular bridge over the Mullica River in the New Jersey Pine Barrens in 2003.  The design features that made this installation unique were the use of less material and ease of interoperability of the construction parts.  In addition, an earlier bridge construction was successfully completed at Ft. Leonard Wood, Missouri in 1998.  Based on a 2007 analysis conducted by the U.S. Corps of Army Engineers, we believe that these bridges were then substantially as durable as they were when first installed and required virtually no maintenance. Axion supplied the materials for and participated in the installation of the first two structural composite bridges ever designed for use by military tanks. These bridges, constructed in 2009, hold over 70 tons for track vehicles and over 85 tons for wheeled vehicles. In 2010, we again participated in a ground breaking project, supplying the materials and helping in the design and build of two bridges. These bridges were developed for train use and are specified to hold 130 tons. Both the tank and rail bridge projects were constructed almost entirely from Axion materials including pilings, pile caps, girders, decking, ties (where applicable), rub rails and railings. The Company has recently secured a purchase order for a bill of materials to be used in the construction of a third tank bridge.  We anticipate supplying product for the construction of additional bridges and as a solution for waterfront bulkhead projects. We intend to continue to develop new products that will be utilized in many engineered solutions that will serve to not only expand our market capabilities but also serve as barriers to entry by others. We are currently engaged in two major product line expansion initiatives that will provide structural products (sizes and shapes) that will allow us to compete in the pedestrian/park & recreation bridge market and the marine solutions market.

Sales and Marketing

In 2011, we anticipate entering the next phase of our development.  Over the last three years, we have accomplished a great deal in advancing the development of our technology and products.  Additionally we have completed the deployment of these products (proof of concept) across multiple customers, applications and industries.  In all cases our products have performed above expectations.  Now it is time to begin the process of taking our products to mass markets.   We have commenced our sales efforts of our crossties and other recycled structural composite products to railroads and other public- and private-sector buyers (our first sales focus). Since these sales are important to our early success, initial sales are largely being handled by our management team whose members, through their prior activities, have a background in and connections with this industry. In addition, strategic engineering and sales relationships are being established to generate further sales penetration. The Company’s initial objectives are to secure sales orders for composite crossties from railroads and transit line railroads as well as, platforms and boardwalks from both the US Army and civilian contracts.  We believe our initial sales and marketing efforts have been positively received in the marketplace and our initial success with the US Army is an indication of the acceptance of our technology and products in the market.

Our strategic focus is on the continued growth of sales and the expansion of our technology within and across markets.  We have kept our management staff extremely lean during our initial years and focused on developing and confirming the performance of our RSC product.  With adequate funding, we anticipate expanding our sales organization and focus on increasing our sales pipeline.

We anticipate we will deploy varied sales strategies and organizational structures based on the unique market segments.  For example, the class 1 freight rail lines may be handled by an Axion direct sales representative whereas, a portion of the short and transit lines business may be handled with third-party commissioned representative firms.

We expect that the sales organization will eventually be led by a vice president of sales, with regional sales managers responsible for all sales activity (direct or in support of a partner) within a given region.  In addition, this sales approach will be aligned with structural/civil engineering firms around the world to encourage them to utilize our recycled structural composites (“RSC”) products in their designs and bids.

Internally, we anticipate deploying a team with specific market expertise in bridges, marina, rail, and building materials. They will provide the primary technical support for company-wide sales efforts. These individuals will be eighty percent sales engineering support, ten percent product managers and ten percent category champions.  This team will be compensated based on the profitability of their individual category.  Separately, the government sector effort will be managed in collaboration with a strategic government and contracting business partner.

We may also explore potential collaborations with companies that will expedite sales efforts into a given sales channel, for example, creating joint ventures with a marine distribution firm, whereby we will contribute our products, research and development and technology and our partner will contribute the sales and marketing knowledge and effort.

The Company will continue to use traditional methods of marketing to the major trade magazines, internet, green social networking and trade shows.

The international markets present many options for us.  We are currently exploring business structures, including licensing, franchising or creating joint venture relationships. We intend to always be in control of the licensing of our intellectual property and of the formulation and the manufacturing process we employ. Currently, we are engaged in discussions with government officials and other organizations within Morocco, South America, Russia, China, France, India, Mexico and the Caribbean Islands.   To date, we have successfully shipped products to Morocco, India, Canada and Italy.

Manufacturing

We do not own manufacturing facilities in which to produce our products.  Instead we believe that our outsourcing model to third-party manufacturing operations provides us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers and minimize our capital requirements.

The Company’s various patented material formulations lend themselves to various production styles and opportunities. We currently produce through both (i) a continuous extrusion molding and (ii) a flow or intrusion molding process. These differing processes are run at separate facilities and are dictated by the size and complexity of the parts being manufactured. In addition, we have also explored compression and sheet molding processes as we look to develop and promote our technology and expand market acceptance.

Rather than designing and recreating our manufacturing processes when seeking to explore a different production process, we have seized the opportunity provided by the growing level of excess capacity left behind by manufacturing leaving the US. We thereby increase our production flexibility; eliminate the costly need to maintain our own facilities; and allow these underutilized facilities to provide for the creation or maintenance of jobs that would be otherwise lost overseas.

This manufacturing and production model also allows us to take advantage of production facilities located near key customers, reducing freight costs to those customers and making our products more cost effective. Finally, this model allows us to utilize material sources in various regions of the country and help promote recycling collection and broaden our supply base.

All of our products are currently manufactured by third-party manufacturers, currently with one in Pennsylvania and one in Indiana.  In addition, we have contacted and discussed the production of our products with multiple third-party manufacturers who have the skills and capabilities to manufacture our products according to need and requirements.  Additional production facilities are being analyzed in Florida, Arkansas and a second location in Pennsylvania (both locations in order to take advantage of differing manufacturing techniques), and in Texas to better serve a customer looking to potentially expand its use of our products.

Third-party production facilities utilized by us tend to be located on direct industrial rail links or spur to allow for efficient material deliveries to customers and, particularly to rail customers. Flatbed and container trucks are also used to transport product. Facility size is dictated by the number of machines that Axion is utilizing in that plant but is seldom less than 30,000 sq ft. Because of the properties inherent in our products, outside storage is an important consideration and extensively used. With a product that is all but immune to changing weather conditions, there is no reason to waste valuable indoor storage.  Facilities that support the manufacture of large products and are in involved the recycling business, lend well to our requirements.

We provide the necessary raw materials and place one or more of our own employees in the third-party contract facility to serve as production consultants and quality control experts. We require our third-party contract manufacturers to enter into our non-compete, non-disclosure agreement.

We design and retain ownership of certain production equipment such as molds and dies that are provided to the third-party contract manufacturers during production runs.  For the Company’s most basic intrusion/flow molding process, there is approximately a 15-20:1 return on the molds built and placed in a facility. For approximately $500,000 invested in molds, a machine will generate products of between $7.5 and $10 million in annual sales, depending on the product mix. All molds and manifolds are designed as component parts and can be transferred between facilities or used interchangeably in a plug-and-play system as production needs dictate. We also provide and train the third-party contract molders with specific, internally-designed quality control (“QC”) equipment and procedural manual. All molders are required to maintain extensive QC records. Once a process is systemized, the Company may rely on a cost per piece basis, thereby eliminating returns risk and maximizing incentives to the third-party contract manufacturer to meet or exceed production goals.

The Company maintains a small corporate office in New Providence, NJ. The office is convenient to both Newark Airport and New York City and allows reasonably quick access to certain manufacturing facilities.

Materials Supply

The Company’s licensed material patents are for immiscible polymer blends which, when mixed and processed according to proprietary knowledge, yield structural grade properties in the resulting product. The concept is relatively straight forward. Rather than mixing materials with similar properties together to yield a third material (a commonly accepted industry practice), our technology blends two separate materials in a manner that allows them to physically bind together while still retaining their original properties. In effect, a tough, rugged, weather resistant material is mixed with a stiff and rigid material to yield both strength and stiffness properties whose sum of the parts is greater than their individual components. Adding to the uniqueness of the products manufactured is that recycled plastic wastes materials are used to achieve the desired results. Rather than using virgin, engineering grade materials that might be marketed and sold for tens or even hundreds of dollars per pound, the materials used in our recycled structural composites are diverted from landfills or collected as industrial scrap, and sell for less than one dollar per pound. The performance achieved at this price differential makes it virtually impossible for large virgin material suppliers, such as Dow, DuPont, or Shell to compete in our sector as a large scale industrial product.

The raw materials we utilized are widely available, collected in most communities. Only a portion of the billions of pounds of recyclable-eligible materials generated each year are actually collected, and an even smaller percentage is actually used in recycled products. The materials can be sourced directly through municipal recycling facilities, major waste haulers, material grinders or recyclers, or brokers depending on the volume required. Recycled material prices are listed on a commodity-style basis in industry periodicals or on-line. Long-term contracts actually benefit us as a buyer as they will allow us to more accurately project our material requirements, seek more competitive pricing from suppliers, and lock in that pricing (within limits) over time. An additional benefit inherent in the recycled material market is that it offers far greater pricing stability than does the virgin material market. The primary costs associated with recycled resins rest with the collection and grinding process. They are not directly tied to fluctuations and increases in oil prices as are virgin materials.

Exclusive License Agreement from Rutgers University

Pursuant to a License Agreement  with Rutgers (the “License Agreement”), we have acquired an exclusive royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import and export products made using patent and patent pending applications owned by Rutgers.  As a result of the License Agreement, we have been granted the right to grant sublicenses. We use these patented technologies in the production of structural plastic products, such as railroad crossties, I-beams, T-beams, various boards including our tongue–in-groove design, that are utilized in the construction of bridges, marinas and marine bulk heading, There is an ongoing - flow of new patent applications from Rutgers University that we will have the ability to utilize under our License Agreements, such as the patent pending on a new piling design.

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0%, on various product sales, subject to certain easily attainable minimum payments and to reimburse Rutgers for certain patent defense costs.  We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.

The License Agreement runs until the expiration of the last to expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.

Intellectual Property

Our licensed technologies are based on materials/composition of matter, processing and use and design patents. The compositions are used to produce structural products from waste materials. The processing capacity allows the production of efficient shapes from these blends such as I-beams and pilings. Our patents cover multiple material compositions including HDPE (high density polyethylene) a polymer commonly available from post-consumer and post-industrial waste streams, together with either stiffer polymers or polymer composites. Since our most completely tested and accepted product solution is presently railroad crossties, it is important to note that each of these polymer combinations can be used in railroad crosstie manufacturing.  We have a license from Rutgers for a pending patent on a unique processing technology that produces finer microstructures in the blends, and may lead to even tougher and stronger end products. Included in our license are three pending patents covering manufactured shapes. One of the patents covers both I-beams and tongue-in-groove planking. Another patent covers a method to produce even longer I-beams with variable shapes. The third patent covers a newly designed railroad crosstie that obviates the need for the expensive steel tie plate.  We also have licenses from Rutgers for two pending fire retardant patents. One retardant is designed to be sprayed onto plastic lumber and render it unable to sustain a fire. This technology is designed to coat thermoplastics. The other fire retardant coating was developed for the U.S. Military, specifically to be used to protect other standard materials.

Patents or Patents Pending

•	Axion’s intellectual property in the form of licenses, patents and technologies include:
•
Method of deriving polystyrene and polyolefin plastics composite from recycled plastics, U.S. Patent 5,298,214 — (This is a composition of matter patent that covers blends of Polyethylene (PE) and Polystyrene (PS). The properties when blended properly yield a product that is stiffer than PE and tougher than PS.)

•	Composite Building Materials from Recyclable Waste, U.S. Patent 5,789,477;
•
Composite Building Materials from Recyclable Waste, U.S. Patent 5,916,932 — composition of matter patents for a)PS coated fiberglass and High Density Polyethylene (HDPE) blends and b)Polypropylene (PP) coated fiberglass and HDPE blends. PP coated fiberglass is broadly used in auto bumpers.)

•	Structural Plastic I-Beams, Patent Pending — (This is the concept of making I-beam structures along with Tongue & Groove decking from materials listed in #1 to #3.)
•
Structural Material composed of Polymethylmethacrylate (PMMA) with HDPE,  Patent Pending — (This is another composition of matter patent for blends of PMMA, an acrylic, and HDPE, to form another excellent structural material.  Axion observe PMMA trending toward being the cheapest polymer known.)

•	Processing Technology to Increase Toughness, Patent Pending — (This is a processing patent that increases the toughness of #1 to #3 and #5.)
•	Railroad Tie Not Needing a Tie Plate, Patent Pending
•	Damage Resistant Fire Retardant and Intumescent Coatings for the Protection of Substrates from Heat Flux, Patent Pending — (This is a fire retardant developed for plastics.)
•
Emissivity Based Silicone/Glass Fiber Composites for the Protection of Substrates from Heat Flux and Fire, Patent Pending — (This fire retardant is presently being tested by the U. S. Army on its ammo boxes.)

•
Method of Producing Long I-Beams with Capability of Variable Tapers from Structural Polymer Based Materials, Patent Pending — (This is a method patent for the manufacturing of tapered I-beams of varied lengths.)

Market Opportunities

The deteriorating state of the infrastructure in the United States presents an enormous opportunity for us. Conditions affecting standard building materials such as corrosion, crumbling, material rot, the application of toxic chemicals to retard product failure and maintenance and repair concerns such as painting, staining, rust treatments and, of course, replacement and downtime costs are all estimated to be reduced or eliminated by the use of our recycled structural composites (“RSC”).

We are focused on development and commercialization of products utilizing our patented technology.  These products will be tested, and may be certified and used across multiple segments and engineered solutions. The diversity of our technology portfolio again comes into play in supporting our position as a solutions provider to the infrastructure market. We are focused on infrastructure solutions and have identified five major U.S. vertical markets, which total billions of dollars in annual expenditures:

▪	Railroads – railroad ties, bridges and switch ties;
▪	Bridges – short span, pedestrian, vehicular, DOT/highway
▪	Military – bridges,
▪	Marine – marinas, bulkheads, docks and boardwalks
▪	General industrial – supports for solar power; wind turbine poles; sound barriers; boardwalk super structure, structural components for portable houses

Within each of these markets, we have manufactured product, or we have products in development, utilizing our technology, some of which has been tested, sold and installed.  Products utilizing our technology, such as over 100,000 railroad ties, have been successfully installed with favorable review by our customers including Burlington Northern Santa Fe, Union Pacific, Florida East Coast, CSX, Norfolk Southern, Washington Metropolitan Area Transit Authority, Chicago Transit Authority, New York City Transit Authority, New Jersey Transit and Toronto Transit and multiple vehicular bridges.

Railroads

▪
The major North American railroads purchase between 15-20 million crossties annually. These numbers are based on fifty years of data and have been trending up over the past several years (Railway Tie Association Data).

▪
Of the approximate 20 million crossties installed annually, approximately 30% were installed in areas considered most conducive to alternative, non-wooden, crossties. The alternative crosstie market is therefore approximately six million crossties per year, or is approximately a $600 million per year market for the Class I railroads alone.

▪	Additional opportunities in the rail market include rail bridges; switch sets (turnouts), rail crossings, and the addition of fire retardant materials as a safety feature.

Bridges

The annual cost to maintain and repair highways and bridges was estimated at approximately $79 billion over the next 20 years (Federal Highway Administration Conditions and Performance Report (2006)).

According to the U.S. Federal Highway Administration’s Oversight of Structurally Deficient Bridges study released in September 2007 before the Committee of Transportation and Infrastructure U.S. House of Representatives, “the National Bridge Inventory comprises data on 599,976 bridges, including 116,086 bridges on the National Highway System, as well as bridges maintained and operated by various state and local entities…..almost 80,000 bridges are considered functionally obsolete and nearly 72,500 are structurally deficient.”

According to the U.S. DOT/FHA, “the Nation spends at least $5 billion per year for highway bridge design, construction, replacement, and rehabilitation.”

In pursuit of an attractive market opportunity and also as a segue to future DOT contract needs, we have participated in a U.S. Army design and supply program, transferring the knowledge of how to build vehicular bridges to U.S. Army Engineers in Training at Fort Leonard Wood, MO., which has already installed our technology in vehicular bridges.

Our technology partner, Rutgers University, is also at the forefront of bridge performance design. The Federal Highway Administration awarded Rutgers a contract of up to $25 million for its Long-Term Bridge Performance program.

Figure 3.1           Commercially Successful Bridges utilizing Axion’s products and technology
▪

▪

▪

Military/Government Contracts

Overall, the U.S. Military historically has allocated substantial sums of money for infrastructure improvement:  Military Budget (2007) - $12.6 billion; R&D - $73.2 billion.
The Department of Defense spends $22.5 billion dollars annually on equipment and infrastructure as an impact of corrosion. For the Army, this number is approximately $5.8 billion annually... The Army estimates that [it] will receive a 34 to 1 return on investment by using this technology. This bridge is less expensive to build than its alternative, it provides greater corrosion resistance, and it’s practically maintenance free.  – (Dr. Roger Hammerlinck, U.S. Military, September 2009).

This thermoplastic bridge, able to withstand heavy loads with little to no maintenance, expected to last at least 50 years, is no longer the bridge of the future – it’s the bridge for today. It also meets national environmental goals of being completely recyclable. This technology is not only good for DoD, but should be immediately transferred to state departments of transportation for use with short-span bridges wherever possible.  – (Daniel J. Dunmire, Director of Office of the Secretary of Defense Corrosion Policy and Oversight).

Marine

Our products resist corrosion to harsh water environments and present compelling solutions to common marine applications such as:
•	Public and private boat docks and marinas;
•	Piers and bulk heading along any seaboard, river, or estuary.

“Thirteen Federal agencies spent an average of $3.9 billion annually … on construction and maintenance of federally authorized projects.” (GAO Report on Marine Transportation (2002)).

General Industrial

The long term opportunities for recyclable structural components to replace standard building materials across a variety of industries is substantial, including bridges, cell towers & wind turbine poles, sound barriers, boardwalk and residential decking super structure The Transportation market segment could also be expanded to include highway guard rails and posts, sign posts, and other products for State and Federal Departments of Transportation. We continue to work with world leading structural and civil engineering firms to further develop applications and set standards for our products.

Competition

We believe our competitors in the various infrastructure verticals are the suppliers of existing historical materials such as wood, steel and concrete. These materials have gained widespread acceptance over time. Our challenge as well as that of other alternative material manufactures and developers, is to break the inertia associated with the familiarity surrounding “standard” products.

Our ability to break into these markets and overcome this inertia, is built around the following solutions:

Documenting successful projects and results
•	White papers have and are being published by the U.S. Army Corps of Engineers and various respected engineering firms documenting the performance of our products.
•	Repeat orders are being placed by multiple concerns for both railroad ties and bridges.
•	Key engineering firms are initiating work on establishing standard design criteria for various repeat projects.

Proving safety margins of our products (equal or better than that of historical materials)
•	The U.S. Army Corps of Engineers has supported monitoring of certain bridge projects and has reported that our products “have exceeded expectations.”
•
Civil engineering firms are certifying our products based on establishing design provisions that allow them a greater safety factor in their designs than would be available with standard materials. For example, the Ft. Bragg bridges have been designed to allow a 70 ton tank to be parked and left on the bridge for a 25 year period without causing the bridge to suffer from long term creep or sagging.

Documenting cost benefits
•	As confirmed by the U.S. military and various military contractors, our products used to construct bridges are designed to present significant upfront cost savings.
•	Our products represent life cycle cost savings as the very nature of the material prevents corrosion, rusting, moisture absorption, etc., thereby reducing maintenance costs.
•	our products are lighter in weight and often feature quick assembly designs that allow for projects to be built quickly reducing downtime and inconvenience.

Unique Component Benefits
•	We have the ability to engineer and manufacture highly specialized components.
•	We work closely with customers to deliver products that are engineered specifically to meet the challenges of each job or project.

With regard to competition from within the composite or alternative building material markets, we maintain some significant advantages. Our diverse patent portfolio and ongoing think-tank relationship with Rutgers encourages solutions that are tailored to whatever challenges may be presented. The straight forward formulations and detailed quality control focus stressed by our processes and procedures, allows us to produce commercially viable, cost efficient solutions with little if any waste. Further, the ability to perform across varying market segments yields us a significant advantage against other competitors.

Rail: TieTek LLC (a wholly owned subsidiary of North American Technologies Group Inc.; NAMC.OB) was a leader in the composite tie industry and helped document the enthusiasm of the railroad market for composites by receiving an order for one million crossties from a major freight carrier. TieTek, however, experienced a number of quality control issues, a high rejection rate in the field, and significant management turnover. In spite of establishing the potential volume that the rail industry could generate, TieTek declared bankruptcy earlier in 2010. Recycle Technologies International (“RTI”), a privately held crosstie manufacturer based in Florida, remains active in the industry though with limited production capacity. Both TieTek, when active, and RTI produce only railroad crossties and do not compete in any other industry. Composite crossties to date make up less than 5% of the replacement crossties ordered in the US.

Bridges: No other composite manufacturer has constructed an entire bridge utilizing recycled plastic wastes as we have all but created this market segment through our efforts with the U.S. Army Corps of Engineers and work with various engineering firms. Certain virgin polymer manufacturers exist internationally but seem to focus more on decking materials to the exclusion of pilings, girders, etc. while being far higher priced based on higher material costs.  A U.S. manufacturer of composite girders, concrete, steel, and virgin plastic also exists but does not make other supporting products.

Marine: The largest composite marine supplier is the Seaward division of Trelleborg. This supplier has a system of virgin fiberglass rods which are inserted in a polymer shell to create pilings and related marine products. While a solid performance product, the multi-stage manufacturing process and the use of virgin materials can lead this to be an extremely high priced system.

Sales Growth Drivers

Market demand for products incorporating plastic composites is growing and the number of competitive suppliers of structural building products utilizing recycled plastics is very limited.

We are one of only a few commercial suppliers of high integrity HDPE composite components and products within the primary infrastructure markets it serves.  In almost all market verticals, we compete with only one or two key competitors and hold a leading technological position in each business or market served.  Barriers to entry are high and the likelihood of new entrants is low.  Therefore, we have the potential to assert a leadership position in many of our product lines due to our simplified manufacturing approach and consistent product quality control.

The substantial increase in demand for composite crossties within the U.S. has created a potential void in order fulfillment.  Major railroad companies have adopted a preference for composite crossties to replace formerly wooden crossties which cannot stand up to harsh environments as well as composite crossties.  This preference has resulted in prior purchase agreements being reissued by rail companies to purchase composite crossties.  We have now been qualified to supply our composite crossties to these potential purchasers and recently begun negotiations for a multiyear supply agreement with an industry-leading rail line.

The Company intends to expand its international sales efforts in order to capture a larger proportion of the global crosstie market.  The increase in international sales will be achieved by increasing sales focus on specific foreign countries, such as Mexico and Morocco.  Each of these countries lacks a forestry industry to provide wooden railroad crossties.  Additionally, each has a punishing desert environment which subjects crossties to daily temperature fluctuations that can accelerate the deterioration of traditional wooden rail crossties.  The Company believes it can successfully expand its international market share by tailoring its products to meet regional requirements and by strengthening sales channels.

Benefits: Environmental Impact, Performance and Cost

Utilizing virtually 100% recycled plastics, our structural products have the distinct advantage of being environmentally friendly.  Our products form a nearly perfect Green Circle. We start by diverting plastic from the waste stream; use less energy to manufacture and transport our products than standard building materials; our products enjoy a long life with low maintenance requirements; and, our products are fully sustainable as they can be recycled again at the eventual end of their useful life.  Our products address the increasing worldwide environmental concerns for deforestation coupled with the specific goals for recycling, reducing greenhouse gases and manufacturing products without toxic materials.  We believe that our products in certain installations will last longer than conventional creosote treated wooden ties, offering significant cost savings in maintenance and product replacement, and will have freedom from biological attack (including termites).

Employees

On January 10, 2011, we had four full time employees and three part-time employees.

Item A.  Risk Factors

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

We have generated limited operating revenues.   If we are unable to commercially develop and sell our structural plastic products, we will not be able to generate profits and we may be forced to curtail operations.

As of the date hereof, we have generated limited revenues.   As a result, we have limited operating revenue and we anticipate that, for at least the near future, we will operate at a loss.  Our ultimate success will depend on our ability to commercially develop and sell our structural plastic products.  If we are unable to commercially develop and sell our structural plastic products, we will not be able to generate profits and we may be forced to curtail operations.

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

Our ability to execute our business plan depends upon our ability to obtain financing through

•	bank or other debt financing,
•	equity financing,
•	strategic relationships, and/or
•	other means

At September 30, 2010, we had substantial convertible debt outstanding with maturities over the next twelve months.

We had approximately $1.2 million in convertible debt at September 30, 2010, with maturities ranging from February 2011 to May 2012. Currently, we do not have the capability to repay these obligations when they become due, and will either need to raise additional capital from other sources or negotiate with the debt holder to extend the maturity to allow us to commercialize our business plan and generate the necessary capital for ultimate repayment. If we are unable to obtain the necessary capital or renegotiate the terms accordingly, we will be forced to curtail or cease operations.

Our independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for fiscal year ended September 30, 2010 and 2009, based on the significant operating losses and a lack of external financing.  Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

Our business is highly reliant on third-party manufacturers. If one or more third-party manufacturers that we engage do not meet our manufacturing requirements, our ability to manufacture and sell our products will be materially impaired.

We plan on relying on third-parties to manufacture our products and have entered into agreements with several third-parties to manufacture our products. Consequently, we are dependent on third-party outsourcing for the manufacture of our products. Our business is dependent upon our retention of manufacturers and the development and deployment by third-parties of their manufacturing abilities. There can be no assurance that we will obtain the requisite manufacturers or, once retained, that these manufacturers will be able to meet our manufacturing needs in a satisfactory and timely manner, or that we can obtain additional manufacturers when and if needed. Although we believe there are a number of potential manufacturers available, if we are unable to retain manufacturers quickly or cost effectively, our ability to manufacture and sell our products will be materially impaired. Our reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the manufacturing process, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements. Although we believe that these manufacturers will have an economic incentive to perform such manufacturing for us, the amount and timing of resources to be devoted to these activities is not within our control, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, an interruption in supply from one or more of such manufacturers, or the inability to obtain additional manufacturers when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to develop substantial sales and marketing capabilities, we most likely will not be able to generate adequate sales.

Initially, sales and marketing will be conducted by our senior management team, who through their prior activities, have  backgrounds and relationships in our industry, and who initially will be supported by a limited number of internal sales and marketing staff.  Eventually, with incremental funding, we plan on hiring additional engineers, sales and marketing staff and implementing a detailed marketing program.  However, there can be no assurance that we will develop a sales and marketing force or that our sales and marketing efforts will be successful.

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

We compete with traditional construction material suppliers and at least one composite company, North American Technology Group, which offers a polymer composite product that competes in the railroad tie market.  Most of our potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of structural plastic products similar or superior to our technology, which may result in our products becoming less competitive or obsolete. Competition from other companies, and possibly from universities and research institutions, may increase as advances in technology are made.

We depend upon senior management and key personnel. Any loss of their services could negatively affect our business. Our failure to retain and attract such personnel could harm our business, operations and product development efforts.

Our success will depend to a significant extent, on the performance of James Kerstein, our CEO, and Steve Silverman, our President, and others who we may hire. To the extent that the services of any of our key personnel become unavailable, we will be required to retain other qualified persons. We may not be able to find a suitable replacement for any such person. The loss of the services of key persons could have a material adverse effect on our business, financial condition and results of operations.

Our products require sophisticated research and development, quality-assured manufacturing and a significant marketing and sales effort. Our success will depend on our ability to attract, train and retain qualified personnel for these functions and responsibilities. Competition for personnel in all these areas is intense and we may not be able to hire sufficient personnel to achieve our goals. If we fail to attract and retain qualified personnel, our business, operations and product development efforts most likely would suffer.

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

If we or our third-party manufacturers were found to be infringing any third-party patents, we or they could be required to pay damages, alter our or their products or processes, obtain licenses or cease certain activities. We cannot be certain that if we or they required licenses for patents held by third-parties that they would be made available on terms acceptable to us or them, if at all.

Management and affiliates own enough shares to have a substantial impact on shareholder vote which may limit shareholders’ ability to influence various corporate actions.

Our executive officers, directors, affiliates and entities controlled by them own approximately 10.9% of the outstanding Common Stock. As a result, these executive officers and directors may have a substantial impact on the vote on matters that require stockholder approval such as election of directors, approval of a corporate merger and reorganization, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, affecting a stock split, amending our Articles of Incorporation or other material corporate actions.

Environmental liabilities and environmental regulations may have an adverse effect on our business.

Previously, we held minority and non-operating interests in oil and gas properties.  The oil and gas business is subject to environmental hazards such as spills, leaks or discharges of petroleum products and hazardous substances.  Although no claims have been made to date and we no longer have any such interests, potential environmental liability may not be extinguished with regard to a holder, such as us, of oil and gas interests during the period in which the interests were held. Accordingly, these environmental hazards could expose us to material liabilities for property damage, personal injuries and/or environmental harms, including the costs of investigating and rectifying contaminated properties.

We have outstanding options, warrants and convertible debentures, and we are able to issue “blank check” preferred stock, that could be issued resulting in the dilution of Common Stock ownership.

As of September 30, 2010, we had outstanding options, warrants and convertible debentures that, when exercised and converted, could result in the issuance of up to approximately 8.5 million additional shares of Common Stock.  In addition, our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. We currently have no preferred stock outstanding. To the extent that outstanding options, warrants and convertible debentures or similar instruments or convertible preferred stock issued in the future are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our Common Stock.   Thus, the rights of the holders of Common Stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

Future sales of our Common Stock may cause the price of our Common Stock to decline.

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales may occur, could cause the market price of our Common Stock to decline.  In addition, the sale of our Common Stock could impair our ability to raise capital through the sale of additional common or preferred stock.

The price of our Common Stock, as quoted on the Over-the-Counter Bulletin Board, is highly volatile and the purchase or sale of relatively few shares can disproportionately influence the share price.

The trading price and volume of our Common Stock has been and may continue to be subject to significant fluctuations in response to:

•	our ability to execute our business plan;
•	actual or anticipated quarterly variations in our operating results;
•	the success of our business and operating strategy; and
•	the operations and stock price performance of other comparable companies.

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

We commenced our current operations in November 2007 and have recognized limited revenues to date. Accordingly, there is very little operating history upon which to judge our current operations or financial results.

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

Material weaknesses in our disclosure controls and procedures or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our Common Stock price.

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, formal procedures and segregation of duties necessary to ensure that adequate review of our financial statements and notes thereto is performed, and have concluded that our internal control over financial reporting is not effective as of September 30, 2010. These material weaknesses and our remediation plans are described further in Item 9A(T). "Controls and Procedures" of this Report. Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

Item 2. Properties

Axion owns no real property and rents approximately 2,000 square feet of space in New Providence, New Jersey pursuant to a lease with the initial term expiring October 31, 2012, at a monthly rent of approximately $3,400.  The lease provides for one renewal option for an additional three years with customary rent increases.

These premises serve as our corporate headquarters.

Item 3.  Legal Proceedings

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

We may also be subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 4.  [Removed & Reserved]

PART II.

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of September 30, 2010, there were approximately 1,500 record holders of our Common Stock, and there were 22,854,037 shares of our Common Stock outstanding.  Our Common Stock has been traded on the Over-the-Counter Bulletin Board since June 1, 2007.  From June 1, 2007 to August 3, 2008, our Common Stock was traded under the symbol “ANLT”, and then following the name change, since August 4, 2008, the date of the reverse split, our Common Stock was traded under the symbol “AXIH”.  From April 3, 2007, until June 11, 2007, our Common Stock was traded on the OTC Pink Sheets.  Prior to April 3, 2007, our Common Stock was traded on the NASDAQ Capital Market.  Our business changed to that of Axion’s on March 20, 2008, the date of the merger.  The following table sets forth the high and low bid quotations for our Common Stock (on a post-reverse split basis) as reported on the Over-the-Counter Bulletin Board by quarter during each of our last two fiscal years.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended September 30, 2010
First quarter	$3.20	$2.10
Second quarter	3.10	1.55
Third quarter	1.80	0.66
Fourth quarter	1.29	0.75

Year Ended September 30, 2009
First quarter	$1.50	$0.75
Second quarter	1.20	0.85
Third quarter	1.17	0.80
Fourth quarter	3.25	0.65

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

Overview

Axion International Holdings, Inc. (“Axion”) was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  On March 20, 2008, Axion consummated an Agreement and Plan of Merger (the “Merger”), among Axion, Axion Acquisition Corp. (the “Merger Sub”), a Delaware corporation and direct wholly-owned subsidiary of the Axion, and Axion International, Inc. (“Operating Entity”), a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007,.  Pursuant to the Merger, the Merger Sub was merged into Operating Entity, with Operating Entity continuing as the surviving corporation and a wholly-owned subsidiary of Axion.  Each issued and outstanding share of Operating Entity became 47,630 shares of Axion common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Axion’s issued and outstanding Common Stock as of the effective date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity.

Axion is the exclusive licensee of revolutionary patented technologies developed for the production of structural plastic products such as railroad crossties, bridge infrastructure components, marine pilings and bulk heading.  We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics into structural products which are more durable and have a substantially greater useful life than traditional products made from wood, steel and concrete.  In addition, we believe our recycled composite products will result in substantial reduction in greenhouse gases and also offer flexible design features not available in standard wood, steel or concrete products.

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

Our business encompasses the production and sale of structural plastic products (made from recycled plastic waste) and include products such as railroad crossties, pilings, I beams, T-Beams, and various size boards including a tongue and groove design that are utilized in multiple engineered design solutions such as rail track, rail and tank bridges (heavy load), pedestrian/ park and recreation bridges, marinas, boardwalks and bulk heading to name a few. Typically, customers are billed based on terms of their purchase order which are generally upon delivery.

In certain situations where we provide services, such as engineering or other consulting in addition to our products, customers are billed based on the terms included in the contracts, which are generally upon delivery of certain products or information, or achievement of certain milestones defined in the contracts.  When billed, such amounts are recorded as accounts receivable.  Revenue earned in excess of billings represents revenue related to services completed but not billed, and billings in excess of revenue earned represent billings in advance of services performed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and depreciation costs.  Losses on contracts are recognized in the period such losses are determined.  We do not believe warranty obligations on completed contracts are significant.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Inventories. Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of finished products and production materials.  No adjustment has been made to the cost of finished goods inventories as of September 30, 2010.

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

Goodwill and Intangible Assets:  We do not amortize intangible assets, and instead annually we evaluate the carrying value of intangible assets for impairment.  We hold licenses and expect the cash flow generated by the use of the licenses to exceed their carrying value.

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

Stock-based Compensation. We record stock-based compensation for transactions in which we exchange our equity instruments for services of employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable.

Reverse Merger Purchase Accounting.  In connection with our Merger, we made estimates regarding the fair value of the assets acquired and the liabilities assumed.   Adjustments to these estimates can be made during the acquisition allocation period, which is generally up to twelve months from the acquisition date.  Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose, the excess will be recorded as an adjustment to the cost of the acquired entity, which was charged to paid in capital.

Litigation.  We are subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business.  Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel.  When estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS No. 5 “Accounting for Contingencies”, amounts are recorded as charges to operations.  The ultimate resolution of any exposure may change as further facts and circumstances become known.  See Note 10 – “Litigation and Other Contingencies”.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, “Improving Disclosures about Fair Value Measurements”. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s consolidated results of operations, cash flows or financial positions.

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 provides amendments to subtopic 815-15, “Derivatives and hedging”. The amendments clarify the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. ASU No. 2010-11 is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, ASU No. 2010-11 becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 “Income Taxes” to include paragraph 740-10-S99-4. On March 30, 2010 the President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, “Income Taxes”, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated. Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in ASU No. 2010-13 should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605). ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. ASU No. 2010-17 is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” ASU No. 2010-18 is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standard Update No. 2010-20 “Receivables” (Topic 310).  ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses.  The entity must provide disclosures about its financing receivables on a disaggregated basis.  For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011.  The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22  “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

Results of Operations

Year Ended September 30, 2010 Compared to the Year Ended September 30, 2009

Revenue and cost of sales - For the years ended September 30, 2010 and 2009 we recognized revenue of $1,560,633 and $1,374,961, respectively.  During the year ended September 30, 2010, we fulfilled the orders for two bridges at Ft. Eustis, in Virginia, for which we recognized approximately $988,000 of revenue. In addition, we also recorded sales of railroad ties and assorted other products of approximately $561,000, including $257,000 from one customer, during that same period.  During the year ended September 30, 2009, we recognized approximately $784,000 in revenue associated with two bridges and recorded sales of railroad ties of approximately $591,000.

During the past several years, we have focused on advancing the development of our technology and products, including quality manufacturing processes and methods and product enhancements and we have initiated the deployment of these products in a proof-of-concept manner, across multiple customers, applications and industries. Our focus has recently changed and is now on the commercial sale of our products, including railroad crosstie products and components for bridges and other structures.

Cost of sales amounted to $1,504,095 and $995,218 for the years ended September 30, 2010 and 2009, respectively, resulting in gross margins of $56,538 and $379,743, respectively. The lower gross profit for the year ended September 30, 2010 was a result of being in the early stages of our manufacturing and commercial activities and included, among other factors, inefficient manufacturing processes and methods and costs of additional materials supplied to the bridge projects. Because we are in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the pricing of products, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Research and Development Costs - Research and development costs totaled $242,605 and $467,133 for the fiscal years ended September 30, 2010 and 2009, respectively. This decrease reflects the completion of multiple projects with emphasis on product development, prototype molds and other products.  During the fiscal year ended September 30, 2009 we initiated or continued studies with Rutgers University and other third parties to enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

As we encounter new and innovative product solutions for our customers, we anticipate continuing and possibly expanding our research and development efforts.

Marketing and Sales Expenses - Marketing and selling expenses decreased to $358,403 for the year ended September 30, 2010 from $497,961 for the year ended September 30, 2009. The decrease was primarily due to more emphasis on fulfilling our projects and contracts and less emphasis and personnel effort on building our sales pipeline.

Subsequent to September 30, 2010, we hired senior staff with substantial experience in the design, building and execution of a commercial strategic plan and anticipate marketing and sales expenses to increase significantly in the future.

General and Administrative - General and administrative costs totaled $5,620,137 and $3,398,509 for the fiscal years ended September 30, 2010 and 2009, respectively. This increase was primarily due to stock-based compensation in the form of shares and warrants issued to consultants. During fiscal year ended September 30, 2010 we recorded approximately $2.3 million in charges related to the issuances of shares of our Common Stock or warrants providing the right to purchase shares of our Common Stock at a predetermined price in the future. We are evaluating the use of shares of our Common Stock and warrants as compensation for consultants and other service providers, and may or may not continue the process in the future.

Depreciation and Amortization - Depreciation and amortization totaled $268,006 in the year ended September 30, 2010 compared to $179,547 in the fiscal year ended September 30, 2009.  This increase primarily reflects our increased investments made in our inventory of molds and the related depreciation.

Interest Expense - Interest expense recognized during the fiscal years ended September 30, 2010 and 2009 was approximately$ 672,000 and $589,000, respectively. The increase in interest expense resulted from increased amortization of discounts recorded on the notes during the fiscal year ended September 30, 2010.

Debt Conversion Expense - During the fiscal year ended September 30, 2009 we incurred approximately $1.0 million of debt conversion expense associated with the conversion and restructuring of several debentures. There were no corresponding conversions or restructurings during the fiscal year ended September 30, 2010.

Income Taxes - We have unused net operating loss carry forwards, which included losses incurred from inception through September 30, 2010. Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, no income tax benefit from inception through September 30, 2010 has been recorded.

Liquidity, Capital Resources and Plan of Operations

At September 30, 2010 we had $1,491,368 in current assets and $2,076,932 in current liabilities resulting in a deficit working capital position of $585,564 which compared to current assets of $1,649,991 and current liabilities of $1,171,887, or a working capital position of $478,104 at September 30, 2009. Working capital at September 30, 2010 was negatively impacted by the short-term maturities of our convertible debt. Of the $1,182,500 in principal amount of our convertible debt at September 30, 2010, $832,500 is due by March 31, 2011. The remaining $350,000 is due by May 2012.

We have used approximately $3.0 million and $2.6 million in our operating activities during fiscal years ended September 30, 2010 and 2009, respectively.  Financing activities, consisting primarily of the sale of shares of our Common Stock and debt securities, have generated net cash proceeds net of repayments, totaling approximately $2.8 million and $3.8 million during the fiscal years ended September 30, 2010 and 2009, respectively. Our ability to pay principal and interest on our outstanding debentures and to fund our planned operations depends on our future operating performance and ability to raise capital. The timing and amount of our financing needs will be highly dependent on the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

We will need to raise additional capital through equity or debt financing in the next twelve months in order to fund our planned operations and repay, restructure or refinance our debt obligations. Our current operating plans for the next fiscal year are to meet our existing customer commitments, expand our marketing and sales and engineering capabilities, and continue to develop innovative solutions for our customers. Although we will have to raise additional funds through the issuance of debt and/or equity during the next twelve months, there can be no assurance that financing will be available, or if available, that such financing will be upon terms acceptable to us. Please see the Risk Factor “We are dependent on our ability to raise capital from external funding sources.  If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations” in “Item 1A.  Risk Factors” above.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 8.  Financial Statement

The information required by this item is included in pages F-1 through F-26 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that as of September 30, 2010, our internal controls over financial reporting were not effective due to the following material weaknesses:
•
Insufficient personnel or expertise in the accounting function to provide for adequate segregation of duties surrounding the approval, processing and recording of transactions, the proper recording of complex transactions, independent review of journal entries and account analyses, an adequate monitoring program and a robust risk assessment function.

•	Missing or non-operating controls and procedures over the recording of stock-based compensation transactions, allocation of production costs, and the preparation of account analyses.
•	Insufficient formal documentation of accounting policies and procedures to ensure continued operating effectiveness.

Management intends to focus in the near term on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops.  Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary.

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective November 11, 2010, Mr. Donald Fallon was hired as our Chief Financial Officer to replace Mr. Gary Anthony who resigned to pursue other business opportunities.  In addition, the Company engaged an accountant on a part-time basis.

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

Name	Age	Position with the Company
Perry Jacobson	51	Chairman, Board of Directors
Michael Dodd	39	Director
Donald Fallon	56	Chief Financial Officer and Treasurer
Anthony Hatch	50	Director
Peter Janoff	54	Director
James Kerstein	52	Chief Executive Officer and Director
Steven Silverman	46	President, Chief Operating Officer and Director

The principal occupations of and certain other information about each of our executive officers and directors are as follows:

Perry Jacobson. Mr. Jacobson was appointed to our board of directors on September 20, 2010.  He is currently serving as a Managing Director at Brookstone Partners (“Brookstone”).  In his role at Brookstone, Mr. Jacobson is responsible for managing B.P. Mezzanine Capital, LLC, a captive mezzanine fund which primarily invests alongside Brookstone’s equity capital as well as working with the firm's Limited Partners.  Prior to joining Brookstone, Mr. Jacobson was a specialist on the New York Stock Exchange from 1982 to 2004.  He started his career with CMJ Partners and continued with Wagner, Stott and Mercator after their merger.  Mr. Jacobson became a member of the managing committee at each firm where he was involved in both day to day and policy decisions.  Mr. Jacobson was also a NYSE Floor Governor and a member of the NYSE Market Performance Committee which sets rules and procedures for NYSE trading.  Mr. Jacobson graduated from Boston University with a B.S. in Business Administration in 1981.

Michael Dodd. Mr. Dodd, appointed to our board of directors on September 20, 2010, is currently serving as the Chief Executive Officer of 3D Global Solutions Inc. (“3D”).  3D provides professional program management services to governments, corporations and global organizations.  His responsibilities at 3D include providing senior leadership in all aspects of sales, marketing, production, and administration. Prior to joining 3D, Mr. Dodd was a Managing Director of the Federal Technology Group of Audio Visual Innovations, Inc., where he served as an advisor to management and the Board of Directors in matters relating to strategic growth in vertical market opportunities.  Mr. Dodd graduated from Catholic University of America with a B.A. in Political Science in 1994.  He also served in the United States Military from September 1989 through October 2000.

Donald Fallon. Mr. Fallon was appointed Chief Financial Officer and Treasurer effective November 11, 2010. Mr. Fallon has served as a consultant providing chief financial officer services to emerging high tech and non-profit organizations since November 2006.  From December 2003 until October 2006, Mr. Fallon held the positions of Senior Vice President, Chief Financial Officer and co-founder of Ceptor Corporation, an OTCBB-listed development-stage biopharmaceutical company which was engaged in the research and development of therapeutic products with a focus on orphan diseases.  Mr. Fallon has over 30 years of broad senior-level financial and accounting management experience, having served as Chief Financial Officers at both publicly and privately held companies.  Recently, he has provided financial, accounting and operational advisory services primarily to early-stage ventures.  Mr. Fallon has co-founded several biotech companies, and has substantial experience in SEC compliance issues, raising public and venture capital, strategic partnering and planning, and operations.  Mr. Fallon is a certified public accountant, holds a MBA in Finance from Loyola University Maryland, and received a BS in Accounting from University of Baltimore and is a member of the American Institute of Certified Public Accountants and various other professional organizations.

Anthony Hatch. Effective December 6, 2010, Mr. Hatch was appointed to our board of directors. Mr. Hatch is the founder of ABH Consulting which he started in 1999 to provide independent analytical research and consulting services in the freight and railroad industries to private equity funds, hedge funds and major railroads.  He is a frequent contributor to Progressive Railroading, a leading railroad industry publication, and is the co-sponsor of RailTrends, a railway industry conference held each Fall in New York City.  Mr. Hatch has been a senior transportation analyst on Wall Street for over twenty years, having worked at Salomon Brothers, Argus Research, PainWebber and NatWest.  Mr. Hatch received his bachelor of arts, cum laude, from Harvard University in 1982.

Peter Janoff. Mr. Janoff was appointed to the board of directors effective November 11, 2010. Mr. Janoff is currently serving as a Senior Asset Manager for DRA Advisors, LLC, a registered investment advisor.  He’s held that position since March 2009.  From January 2008 to January 2009, Mr. Janoff held the position of President and Chief Operating Officer of Brascan Property Management Company, S.A., a property management company for Brookfield Asset Management’s retail platform in Brazil.  From August 2005 to December 2007, Mr. Janoff was employed by Pyramid Management Group where he served as General Manager and Senior Asset Manager of Palisades Center, one of the largest and most complex retail entertainment and dining facilities in the United States.  Mr. Janoff earned his Juris Doctor degree from Hofstra Law School in 1981 and his B.A. degree in Economics from the State University of New York in 1978.

James J. Kerstein. Mr. Kerstein has served as one of our directors and as our Chief Executive Officer since March 30, 2008, the date upon which we acquired Axion International, Inc. pursuant to the Merger.  He has served as the Chief Executive Officer of Axion since 2007.  Mr. Kerstein was the President of Plast-O-Matic Valves Inc., a privately-held manufacturer of high end polymer valves focused on the semiconductor and wastewater industries from December 2004 through May 2007.   From 1996 to 2004, he was the founder, Chief Executive Officer, President and Chairman of Polywood, Inc., a manufacturer of recycled plastic resins utilizing the Rutgers University developed technologies for the production of structural plastic products.  Mr. Kerstein is credited as a co-inventor on multiple patents dealing with formulations and uses of recycled plastics. Mr. Kerstein received a BBA in Accounting from George Washington University and a Master’s degree in Human Resources Management Development from Chapman University.

Steven Silverman. Effective October 11, 2010, Mr. Silverman assumed the position of President and Chief Operating Officer of Axion International Holdings, Inc., and on November 2, 2010, he was appointed to our board of directors. Mr. Silverman served as Executive Vice President of Archbrook Laguna, LLC (“Archbrook”) from 2006 until he joined the Company and as Vice President of Operations and Business Development of Archbrook from 2000 until 2005.   From 1997 until 2000, he was Archbrook’s Vice President of Sales.  Archbrook is a total solution provider supplying consumer electronics and computer products to retailers through state-of-the-art logistical services.  As Executive Vice President, Mr. Silverman was responsible for developing and implementing strategic corporate policy as well as the day-to-day operational management of Archbrook.  As Vice President of Operations and Business Development, Mr. Silverman assumed a diverse range of strategic and operational functions, with a focus on business development. Mr. Silverman received a B.S. in Business Administration from Widener University in 1986.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during fiscal 2010, we did not receive copies of such reports for the following events we are aware of:

o	Bradley Love, award of option for 150,000 shares on August 26, 2010
o	Michael Dodd, appointment to the board of directors, effective September 20, 2010

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

Audit Committee

           The audit committee, with Peter Janoff as its sole member, is the only committee of the Board of Directors. Mr. Janoff is an independent director and a financial expert. Prior to Mr. Janoff’s appointment to the audit committee, Lori Jones was the sole member of the committee and was not deemed an independent director.

 The Audit Committee charter was filed as Appendix B to our Proxy on September 28, 2010.

Item 11.  Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation, paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive compensation in excess of $100,000 during the stated periods.

Summary Compensation Table
Name and	Fiscal	Salary	Bonus	Option Awards	All other Compensation		Total
Principal Position	Year	($)	($)	($)	($)		($)

James Kerstein	2010	208,000	-	-	10,200	(1)	218,200
Chief Executive Officer	2009	208,000	-	-	10,200	(1)	218,200

Marc Green (2)	2010	73,848	-	-	-		73,848
Former President and Treasurer	2009	120,000	-	-	-		120,000

(1) Includes an automobile allowance in the amount of $850.00 per month.
(2) Mr. Green resigned as President and Treasurer in May 2010.

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

Steven Silverman

Axion entered into an employment agreement, dated September 23, 2010, with Mr. Silverman that provides for his employment with Axion as President and Chief Operating Officer. Under the terms of the employment agreement, Mr. Silverman receives annual base compensation in the amount of $175,000, which will be increased to the following amounts upon reaching the following revenue milestones: (i) $250,000 upon Axion achieving $10,000,000 in sales during any fiscal year (“1st Milestone”), (ii) $300,000 upon Axion achieving $15,000,000 in sales during any fiscal year (“2nd Milestone”), and (iii) $375,000 upon Axion achieving $25,000,000 in sales during any fiscal year (“ 3rd Milestone”).  Mr. Silverman is also entitled to receive benefits (including health insurance) provided to other senior executives.

In addition, Mr. Silverman was awarded an option pursuant to the Company’s 2010 Stock Plan, to purchase up to 1,000,000 shares of Common Stock of Axion. Such option is exercisable for a term of seven years, of which (i) an option to purchase up to 150,000 of Common Stock at $1.05 per share is immediately exercisable, (ii) an option to purchase an additional 100,000 shares of Common Stock  at $1.25 per share is exercisable on October 11, 2011, (iii) an option to purchase an additional 250,000 shares of Common Stock at $1.50 per share is exercisable upon the Company achieving the 1st Milestone (iv) an option to purchase an additional 250,000 shares of Common Stock  at $1.75 per share upon the Company achieving the 2nd Milestone, and (v) an option to purchase an additional 250,000 shares of Common Stock at $2.50 per share upon the Company achieving the 3rd Milestone. In the event, following a change in control as defined in his employment agreement, Mr. Silverman’s employment by Axion is terminated by the Company for any reason other than (i) for cause, as defined in his employment agreement, (ii) due to death, or (iii) due to a permanent disability, as defined in his employment agreement, Mr. Silverman shall be entitled to receive severance in the amount of $300,000, payable in a lump sum amount, plus, if such termination occurs prior to October 11, 2011, his option to purchase an additional 100,000 shares of Common Stock at $1.25 per share will be exercisable on such date.

The agreement also requires Mr. Silverman to enter into the Company’s Confidentiality and Inventions Agreement.

Donald Fallon

Pursuant to the terms of our engagement letter with him, Mr. Fallon is compensated on a part-time hourly basis.

Compensation of Directors

The following table shows compensation to all directors who were not also employees or officers of the Company during fiscal year ended September 30, 2010.

Compensation of Directors

Name	Option Awards	All Other Compensation	Total
Bradley Love (1)	$152,180		$152,180

 (1) Mr. Love was appointed to the Board of Directors in March 2010 and resigned as a member of the Board of Directors in October 2010.

Outstanding Equity Awards at Fiscal Year End
Option Awards

Name	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
James Kerstein	762,076	$0.00002	1/1/2013

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our Common Stock beneficially owned as of January 10, 2011, by each of our directors, each of our executive officers, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to own beneficially more than 5% of the outstanding shares of our Common Stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o Axion International Holdings, Inc., 180 South Street, Suite 104, New Providence, New Jersey 07974.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
James Kerstein, CEO and Director (2)	2,000,450	8.6%
Perry Jacobson, Chairman of Board (3)	288,575	1.2%
Steven Silverman, President and Director (4)	150,000	*
Michael Dodd, Director (5)	50,000	*
Anthony Hatch, Director (5)	50,000	*
Peter Janoff, Director (5)	50,000	*
Donald Fallon, CFO and Treasurer	-	-
Harborview Master Fund, L.P. (6)(7)(8)	1,919,688	8.1%
Harborview Advisors, LLC (6)(7)(8)(9)	1,919,688	8.1%
Richard Rosenblum (6)(7)(8)(10)	2,506,638	10.6%
David Stefansky (6)(7)(8)(11)	2,506,638	10.6%
Insight Partners LLC
4800 Hampden Lane
7th Floor
Bethesda, MD 20814 (12)	1,862,505	7.9%
All directors and officers as a group
(6 persons) (13)	2,589,025	10.9%

* Less than 1% of outstanding shares.

(1)
As of January 11, 2011, we had 23,305,704 shares of common stock outstanding.  Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

(2)	Excludes options to purchase 762,076 shares of common stock, which options have not yet vested.

(3)	Includes options and warrants to purchase 100,000 shares of common stock and excludes options to purchase 100,000 shares of common stock which have not vested.

(4)	Includes options to purchase 150,000 shares of common stock and excludes options to purchase 850,000 shares of common stock which have not vested.

(5)	Includes options to purchase 50,000 shares of common stock and excludes options to purchase 100,000 shares of common stock which have not vested.

(6)
The principal business address of the shareholder is c/o Harborview Advisors LLC, 850 Third Avenue, Suite 1801, New York, NY 10022. Information for this shareholder is based on the shareholder’s Schedule 13D filed with the SEC.

(7)	Includes warrants to purchase 200,000 shares of common stock and 150,000 shares of common stock issuable on conversion of convertible notes.

(8)	Excludes 138,000 shares issuable upon conversion of a convertible note that limits conversion to the extent that the holder would own in excess of 9.9% of our outstanding shares.

(9)
Includes 1,919,688 shares beneficially owned by Harborview Master Fund, L.P. as to which shares Harborview Advisors, LLC, as general partner of Harborview Master Fund, L.P., has sole power to vote, or to direct the vote, and sole power to dispose, or direct the disposition.

(10)
Includes 1,919,688 shares beneficially owned by Harborview Master Fund, L.P. and 586,950 shares beneficially owned by Harborview Capital management, LLC, as to which shares Mr. Rosenblum, as a managing member of Harborview Advisors, LLC and Harborview Capital Management, LLC, has shared power to vote, or to direct the vote, and shared power to dispose, or direct disposition.

(11)
Includes 1,919,688 shares beneficially owned by Harborview Master Fund, L.P. and 586,950 shares beneficially owned by Harborview Capital management, LLC, as to which shares Mr. Stefansky, as a managing member of Harborview Advisors, LLC and Harborview Capital Management, LLC, has shared power to vote, or to direct the vote, and shared power to dispose, or direct disposition.

(12)	Includes options to purchase 169,323 shares of common stock.

(13)	Includes options and warrants to purchase 400,000 shares of common stock and excludes options to purchase 2,012,076 shares of common stock which have not vested.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at September 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders (1)	55,000	$1.15	3,373,106
Equity compensation plans not approved by security holders (2) (3) (4)	1,883,761	$0.59	8,750
Total	1,938,761	$0.61	3,381,856

(1)	Does not include 2010 Stock Option Plan, which was adopted by the Board of Directors and approved by the shareholders subsequent to September 30, 2010.
(2)
Includes an option to purchase 150,000 shares of Common Stock which was granted in August 2010, pursuant to the 2010 Stock Option Plan, at an exercise price of $1.22, with 50,000 shares vesting immediately upon grant and the remaining vesting 50,000 each at the first anniversary of the grant date and the second anniversary of the grant date.

(3)
Includes an option pursuant to an employment agreement with our Chief Executive Officer, granting the right to purchase 762,076 shares of Common Stock, at an exercise price of $0.00002 per share, under the terms of a certain performance-based stock option.

(4)	Includes options to purchase 971,685 shares of Common Stock with exercise prices ranging from $0.04 to $1.15, pursuant to individual arrangements.

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

Number of Shares Subject to the 2000 Plan.  The 2000 Plan authorizes the grant of options relating to an aggregate of 12, shares of Common Stock.  If any corporate transaction occurs which causes a change in our capitalization (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2000 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant’s rights.

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

Term.  The 2000 Plan expired on September 8, 2010.

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

Number of Shares Subject to the 2003 Plan.  The 2003 Plan authorizes the grant of options relating to an aggregate amount equal to fifteen percent (15%) of the aggregate number of shares of the Company’s outstanding Common Stock.  If any corporate transaction occurs which causes a change in our capitalization (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2003 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant’s rights.

Eligibility for Participation.  Individuals eligible to participate in the 2003 Plan are our employees and employees of our subsidiaries, but not any of our or our subsidiaries’ officers.

Terms of Options.  Options granted to employees may be either incentive stock options (ISOs), which satisfy the requirements of Internal Revenue Code Section 422, or nonstatutory stock options (NSOs), which are not intended to satisfy such requirements.  The exercise price for the grant of an NSO under the 2003 Plan may be any price that is greater than or equal to 85% of the fair market value of the Common Stock on the date the NSO is granted.  The exercise price of an ISO must be at least equal to 100% (110% for 10%-shareholders) of the fair market value of our Common Stock on the date the ISO is granted.  Options expire at the times determined by the committee, as specified in the applicable award agreement. However, no option is exercisable later than the tenth anniversary of the grant date, and any ISO granted to a 10%-shareholder must be exercisable on or before the fifth anniversary of the grant date.

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

2010 Stock Option Plan

In September 2010, the Board of Directors adopted the 2010 Stock Plan (the “2010 Plan”). Pursuant to applicable law, the 2010 Plan has been approved by our shareholders.  The 2010 Plan provides for the granting of incentive stock options,  non-qualified stock options, stock grants and stock-based awards, as determined by a committee appointed by the Board of Directors.

Number of Shares Subject to the 2010 Plan.  The 2010 Plan authorizes the grant of options relating to 3,000,000 shares of the Company’s outstanding Common Stock.  If any corporate transaction occurs which causes a change in our capitalization (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2010 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant’s rights.

Eligibility for Participation.  Individuals eligible to participate in the 2010 Plan are our employees , directors and certain of our consultants. Each Option will be set forth in writing in an Option Agreement, duly executed by us and, to the extent required by law or requested by us, by the Participant. The Administrator may provide that Options be granted subject to such terms and conditions, consistent with the terms and conditions specifically required under the Plan, as the Administrator may deem appropriate including, without limitation, subsequent approval by our shareholders of this Plan or any amendments thereto.

Non-Qualified Options.  Each Option Agreement shall state the number of Shares to which it pertains and the option price (per share) of the Shares covered by each Option, which option price shall be determined by the Administrator but shall not be less than the Fair Market Value per share of Common Stock.  The Option Agreement shall also state the date or dates on which it is first exercisable and the date after which it may no longer be exercised, and may provide that the Option rights accrue or become exercisable in installments over a period of months or years, or upon the occurrence of certain conditions or the attainment of stated goals or events. Exercise of any Option may be conditioned upon the Participant’s execution of a Share purchase agreement in form satisfactory to the Administrator providing for certain protections for us and our other shareholders, including requirements that the Participant’s or the Participant’s Survivors’ right to sell or transfer the Shares may be restricted; and the Participant or the Participant’s Survivors may be required to execute letters of investment intent and must also acknowledge that the Shares will bear legends noting any applicable restrictions.  Each Option shall terminate not more than ten years from the date of the grant or at such earlier time as the Option Agreement may provide.

ISOs.  Each Option intended to be an ISO shall be issued only to an Employee and be subject to the terms and conditions outlined below, with such additional restrictions or changes as the Administrator determines are appropriate but not in conflict with Section 422 of the Code and relevant regulations and rulings of the Internal Revenue Service.  The ISO shall meet the minimum standards required of Non-Qualified Options, as described in Paragraph 6(A) of the Stock Plan.  Immediately before the ISO is granted, if the Participant owns, directly or by reason of the applicable attribution rules in Section 424(d) of the Code 10% or less of the total combined voting power of all classes of our stock or an Affiliate, the Option price per share of the Shares covered by each ISO shall not be less than 100% of the Fair Market Value per share of the Shares on the date of the grant of the Option.  However, if the Participant owns, directly or by reason of the applicable attribution rules in Section 424(d) of the Code more than 10% of the total combined voting power of all classes of our stock or an Affiliate, the Option price per share of the Shares covered by each ISO shall not be less than 110% of the Fair Market Value on the date of grant. For Participants who own 10% or less of the total combined voting power of all classes of our stock or an Affiliate, each ISO shall terminate not more than ten years from the date of the grant or at such earlier time as the Option Agreement may provide.  For participants who own more than 10% of the total combined voting power of all classes of our stock or an Affiliate, each ISO shall terminate not more than five years from the date of the grant or at such earlier time as the Option Agreement may provide.  The Option Agreements shall restrict the amount of ISOs which may become exercisable in any calendar year (under the Plan or any other ISO plan of ours or an Affiliate) so that the aggregate Fair Market Value (determined at the time each ISO is granted) of the stock with respect to which ISOs are exercisable for the first time by the Participant in any calendar year does not exceed $100,000.

Stock Grants. Each offer of a Stock Grant to a Participant shall state the date prior to which the Stock Grant must be accepted by the Participant, and the principal terms of each Stock Grant shall be set forth in an Agreement, duly executed by us and, to the extent required by law or requested by us, by the Participant. The Agreement shall be in a form approved by the Administrator and shall contain terms and conditions which the Administrator determines to be appropriate and our best interest, subject to the following minimum standards that each Agreement shall state the purchase price (per share), if any, of the Shares covered by each Stock Grant, which purchase price shall be determined by the Administrator but shall not be less than the minimum consideration required by the Colorado Business Corporation Act on the date of the grant of the Stock Grant; each Agreement shall state the number of Shares to which the Stock Grant pertains; and each Agreement shall include the terms of any of our right to restrict or reacquire the Shares subject to the Stock Grant, including the time and events upon which such rights shall accrue and the purchase price therefor, if any.

Stock-Based Awards.  The Board also has the right to grant other Stock-Based Awards based upon our Common Stock having such terms and conditions as the Board may determine, including, without limitation, the grant of Shares based upon certain conditions, the grant of securities convertible into Shares and the grant of stock appreciation rights, phantom stock awards or stock units. The principal terms of each Stock-Based Award shall be set forth in an Agreement, duly executed by us and, to the extent required by law or requested by us, by the Participant. The Agreement shall be in a form approved by the Administrator and shall contain terms and conditions which the Administrator determines to be appropriate and in our best interest.

The following is a brief summary of the U.S. federal income tax consequences of certain transactions under the Stock Plan based on federal income tax laws in effect on September 2, 2010.  This summary applies to the Stock Plan as normally operated and is not intended to provide or supplement tax advice to eligible employees.  The summary contains general statements based on current U.S. federal income tax statutes, regulations and currently available interpretations thereof.  This summary is not intended to be exhaustive and does not describe state, local or foreign tax consequences or the effect, if any, of gift, estate and inheritance taxes.

Grants of options or stock appreciation rights are generally not taxable income to the grantees or deductible for tax purposes by us at the time of the grant.  In the case of non-qualified stock options, a grantee will be deemed to receive ordinary income upon exercise of the stock option, and we will be entitled to a corresponding deduction, in an amount equal to the amount by which the fair market value of the common stock purchased on the date of exercise exceeds the exercise price.  The exercise of an ISO will not be taxable to the grantee or deductible by us, but the amount of any income deemed to be received by a grantee due to premature disposition of common stock acquired upon the exercise of an ISO will be a deductible expense of ours for tax purposes.  In the case of stock appreciation rights, a grantee will be deemed to receive ordinary income upon exercise of the right, and we will be entitled to a corresponding deduction, in an amount equal to the cash or fair market value of shares payable to the grantee. Grantees of restricted stock awards generally will recognize ordinary income in an amount equal to the fair market value of the shares of common stock granted to them at the time that the restrictions on the shares lapse and the shares become transferable.  At that time, we will be entitled to a corresponding deduction equal to the amounts recognized as income by the grantees in the year in which the amounts are included in the grantees’ income. Grantees of stock issued pursuant to other stock awards will generally receive ordinary income, and we will be entitled to a corresponding deduction, in an amount equal to the amount by which the fair market value of the common stock on the date of issuance exceeds the grantee's cash or other payment to us, if any.

Section 162(m) of the Code generally disallows a publicly held corporation’s tax deduction for certain compensation in excess of $1 million per year paid to each of the five most highly compensated executive officers, exclusive of compensation that is “performance-based.”  We have designed the Stock Plan in a manner that is intended to qualify the options and any stock appreciation rights granted under the Stock Plan as performance-based compensation that will not be subject to the deduction limitation of Section 162(m).  Any grant of restricted stock or other stock award could (but is not required to) be designed to avoid any such deduction limitation.

The Plan may be amended by our shareholders.  The Plan may also be amended by the Administrator, including, without limitation, to the extent necessary to qualify any or all outstanding Stock Rights granted under the Plan or Stock Rights to be granted under the Plan for favorable federal income tax treatment (including deferral of taxation upon exercise) as may be afforded incentive stock options under Section 422 of the Code, and to the extent necessary to qualify the shares issuable upon exercise or acceptance of any outstanding Stock Rights granted, or Stock Rights to be granted, under the Plan for listing on any national securities exchange or quotation in any national automated quotation system of securities dealers. Any amendment approved by the Administrator which the Administrator determines is of a scope that requires shareholder approval shall be subject to obtaining such shareholder approval. Any modification or amendment of the Plan shall not, without the consent of a Participant, adversely affect his or her rights under a Stock Right previously granted to him or her. With the consent of the Participant affected, the Administrator may amend outstanding Agreements in a manner which may be adverse to the Participant but which is not inconsistent with the Plan. In the discretion of the Administrator, outstanding Agreements may be amended by the Administrator in a manner which is not adverse to the Participant. In addition, if the stock exchange on which the Shares are traded amends its corporate governance rules so that such rules no longer require shareholder approval of “material amendments” of equity compensation plans, then, from and after the effective date of such an amendment to those rules, no amendment of the Plan which (i) materially increases the number of shares to be issued under the Plan (other than to reflect a reorganization, stock split, merger, spin- off or similar transaction); (ii) materially increases the benefits to Participants, including any material change to: (a) permit a re-pricing (or decrease in exercise price) of outstanding Options, (b) reduce the price at which Shares or Options may be offered, or (c) extend the duration of the Plan; (iii) materially expands the class of Participants eligible to participate in the Plan; or (iv) expands the types of awards provided under the Plan shall become effective unless shareholder approval is obtained.

Item 13.  Certain Relationships and Related Transactions

Harborview Master Fund, L.P.

In July 2009, we issued an interest-free short-term note to Harborview in the amount of $100,000 together with three-year warrants to purchase 100,000 shares of our common stock at an exercise price of $0.90 per share.  The amount of the note was repaid during the fiscal year ended September 30, 2009.

In February 2010, we issued a 10% short-term note in the amount of $300,000 to Harborview Master Fund, LP (“Harborview”), convertible at the rate of $2.00 per share, together with five-year warrants to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share. In addition we entered into a consulting agreement with Harborview for financial consulting services for which we issued 200,000 shares of common stock as compensation. The note was repaid in August 2010.

Bradley C. Love

Mr. Love, who was a member of our board of directors from March 2010 until October 2010, was issued in January 2009, three-year options to purchase 50,000 shares of our common stock at $0.01 per share in consideration for business development and financial consulting services he provided.  Mr. Love subsequently exercised these options.

In 2009, as a consultant to Regal Capital LLC, Mr. Love received compensation from Regal of $62,500 and warrants to purchase an aggregate of 138,281 shares of our common stock at an exercise price of $0.88 per shares.  Some of the warrants expire on December 31, 2013 and the others expire on December 11, 2014 and January 21, 2015.  Also in 2009, as a registered representative with Bedminster Financial Group, Mr. Love received $48,000 in commissions with regard to our private placement.

In June 2009, Mr. Love and his spouse loaned us $100,000 pursuant to an interest-free short-term promissory note (the "Note").  As consideration for the Note we issued them a five year warrant to purchase 120,000 shares at $0.88 per share.  In September 2009, they rolled the principal amount of the Note into a $100,000 18-month convertible debenture. Interest under the debenture is 10% per annum (or 12% per annum if paid in stock at a conversion rate of $0.90 per share, at their discretion).  The conversion rate of the debenture is $0.90 per share.  The convertible debenture was issued together with five year warrants to purchase 100,000 shares at an exercise price of $0.90 per share.  Mr. Love also has a security interest in all of the proceeds payable to us arising out the action captioned Analytical Surveys, Inc. v. Tonga Partners, L.P., Cannell Capital LLC and Carlo Cannell, pending in the United States District Court, Southern District of New York, Civil Action No. 06-cv-2692.  As of the date hereof, $3,078 had been paid in interest under the debenture, and the principal amount of the debenture still owing was $100,000.

In September 2009, we entered into a financial consulting agreement with Mr. Love pursuant to which Mr. Love provides consulting services related to assistance with obtaining potential customers for our products in the U.S. and internationally, promoting us and our products to potential investors and identifying potential strategic partners, acquisition opportunities and joint venture partners for the expansion and development of our business and products.  The Agreement was amended in March 2010 to provide for a five year term.  Under the agreement, Mr. Love will receive five year warrants to purchase up to 360,000 shares of our common stock at an exercise price of $0.90 per share, exercisable over the term of the agreement at the rate of 72,000 shares per year.

Pursuant to his appointment to the board of directors, Mr. Love was granted, subsequent to September 30, 2010, an option to purchase 150,000 shares of common stock at $1.22 per share.  The option expires five years from date of issuance and the option vests as to 50,000 shares immediately, and the remaining 100,000 shares vest in equal parts one year and two years after grant.

Item 14.  Principal Accountant Fees and Services.

Jewett, Schwartz, Wolfe and Associates served as our independent registered public accounting firm for fiscal years ended September 30, 2010 and 2009.

Audit Fees. For fiscal years ended September 30,2010 and 2009, Jewett, Schwartz, Wolfe and Associates billed us a total of $44,500 and $44,500, respectively for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings.

Audit-Related Fees. For fiscal years ended September 30, 2010 and 2009, Jewett, Schwartz, Wolfe and Associates did not perform or bill us for any audit-related services.

Tax Fees. For fiscal year ended September 30, 2009, Jewett, Schwartz, Wolfe and Associates billed us a total of $15,000 for professional services rendered for tax compliance.

All Other Fees. Jewett, Schwartz, Wolfe and Associates did not perform or bill us for any services other than those described above for fiscal years ended September 30, 2010 and 2009.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. Consistent with SEC policies regarding auditor independence, the Audit Committee, or the Board of Directors in the absence of the Audit Committee,  has responsibility for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements
•	Consolidated Balance Sheets as of September 30, 2010 and 2009
•	Consolidated Statements of Operations for the years ended September 30, 2010 and 2009
•	Consolidated Statements of Cash Flow for years ended September 30, 2010 and 2009
•	Consolidated Statement of Stockholders’ Deficit as of September 30, 2010

(b)	Exhibits

Exhibit No.	Description of Document
2.1
Agreement and Plan of Merger by and among Analytical Surveys, Inc., Axion Acquisition Corp, and Axion International, Inc. dated as of November 20, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 21, 2007)

2.2	Certificate of Merger of the Merger Sub and Axion, dated March 20, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 26, 2008)

3.1	Articles of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18, (Registration No. 2-93108-D))

3.2	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.3	Amendment to By-laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

3.4	Articles of Amendment, filed July 21, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2008)

4.1	Form of Class E Warrant dated May 31, 2006, (incorporated by reference to Exhibit D of the Company’s Proxy Statement, filed June 29, 2006)

4.2
Securities Purchase Agreement dated as of November 24, 2006, among the Company and the Purchasers named therein, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2006)

4.3	Form of Warrant to be issued to Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 26, 2010)

4.6
Form of the Company’s Amended and Restated 13% Secured Convertible Debenture due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2008)

4.7
Form of Company’s 10% Secured Convertible Debenture due March 11, 2011, with form of Warrant as an exhibit (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on October 1, 2009)

4.8	Form of Lincoln Park Capital Warrant dated February 23, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010)

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

10.9
Assignment and Amendment Agreement, dated March 20, 2008, among the Assignors named therein, ADH Ventures, LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 26, 2008).

10.10
License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2008) (2)

10.11
Securities Purchase Agreement, dated September 25, 2008, by and among, Thor United Corp., Berkshire International Finance, Divash Capital Partners LLC and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed January 13, 2009)

10.12
December 2008 Amendment to Employment Agreement between James Kerstein and Axion International, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed January 13, 2009) (1)

10.13
Securities Purchase Agreement, dated as of January 9, 2009, by and between the Company and Insight Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009).

10.14
Form of Securities Purchase Agreement, dated as of September 25, 2009, by and between the Company and Purchaser, with Warrant (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed October 1, 2009)

10.15
Delivery Order Authorizations dated October 29,2009 issued by Centennial Contractors Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed November 12, 2009)

10.16
Form of Securities Purchase Agreement dated as of November 16, 2009 by and between the Company and Purchaser, with Warrant (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed November 20, 2009)

10.17	September 2009 Engagement Agreement and Warrant with Bradley C. Love (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to Form S-1 dated April 19, 2010)

10.18	Employment Agreement, dated September 23, 2010, between Steven Silverman and Axion International Holdings, Inc. (1) *

22.1	Subsidiaries of the Company *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certification of Chief Executive Officer *

32.2	Section 906 Certification of Chief Financial Officer *

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

Date:	January 11, 2011	By:	/s/ James Kerstein
James Kerstein
Chief Executive Officer

Date:	January 11, 2011
		By:	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ James Kerstein	Director and Chief Executive Officer,	January 11, 2011
James Kerstein	(principal executive officer)

/s/ Donald Fallon	Chief Financial Officer	January 11, 2011
Donald Fallon	(principal financial and accounting officer)

/s/ Steve Silverman	President and Director	January 11, 2011
Steve Silverman

/s/ Michael Dodd	Director	January 11, 2011
Michael Dodd

/s/ Anthony Hatch	Director	January 11, 2011
Anthony Hatch

/s/ Perry Jacobson	Director	January 11, 2011
Perry Jacobson

/s/ Peter Janoff	Director	January 11, 2011
Peter Janoff

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of and for the Years Ended September 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of
    Axion International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Axion International Holdings, Inc. (A Development Stage Company) as of September 30, 2010 and 2009, and the related consolidated statement of operations, changes in consolidated stockholders' equity and cash flows for the years ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Axion International Holdings, Inc. (A Development Stage Company) as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
January __, 2011

200 South Park Road, Suite 150  •  Hollywood, Florida 33021  •  Main 954.922.5885  •  Fax 954.922.5957
•  www.jsw-a.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of SEC

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
At September 30

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$886,896	$1,257,516
Accounts receivable	409,292	314,027
Inventories	130,453	76,533
Prepaid expenses	64,727	1,915
Total current assets	1,491,368	1,649,991

Property, equipment, and leasehold improvements, at cost:
Equipment	13,754	9,838
Machinery and equipment	520,035	406,639
Purchased software	56,404	56,404
Furniture and fixtures	13,090	9,322
Leasehold improvements	950	29,300
	604,233	511,503
Less accumulated depreciation	(443,861)	(205,156)
Net property and leasehold improvements	160,372	306,347

Long-term and intangible assets
License, at acquisition cost,	68,284	68,284
Deposits	10,713	10,713
	78,997	78,997

Total assets	$1,730,737	$2,035,335

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,102,882	$546,920
Accrued liabilities	277,935	357,172
Notes payable	38,695	14,000
Current portion of convertible debentures, net of discount	657,420	253,795
Total current liabilities	2,076,932	1,171,887
Convertible debentures, net of discount	92,894	157,347

Total liabilities	2,169,826	1,329,234
Commitments and contingencies	-	-

Stockholders' equity (deficit):
Additional paid-in capital and common stock, no par value; authorized, 100,000,000 shares; 22,854,037 and 19,243,669 shares issued and outstanding at September 30, 2010 and 2009, respectively	15,968,740	10,009,677
Accumulated deficit	(16,407,829)	(9,303,576)
Total stockholders' equity (deficit)	(439,089)	706,101

Total liabilities and stockholders' equity (deficit)	$1,730,737	$2,035,335

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,	Year Ended September 30,
	2010	2009

Revenue	$1,560,633	$1,374,961

Cost of goods sold	1,504,095	995,218
Gross profit	56,538	379,743

Operating expenses:
Research and development costs	242,605	467,133
Marketing and sales	358,402	497,961
General and administrative expenses	5,620,137	3,398,509
Depreciation and amortization	268,006	179,547
Total operating costs and expenses	6,489,150	4,543,150

Loss from operations	(6,432,612)	(4,163,407)

Total other expense :

Interest expense, net	107,276	113,438
Amortization of debt discount	564,365	475,744
Debt conversion expense	-	1,006,826
Total other expense	671,641	1,596,008

Loss before income taxes	(7,104,253)	(5,759,415)

Provision for income taxes	-	-

Net loss	$(7,104,253)	$(5,759,415)

Weighted average common shares - basic and diluted	20,752,217	15,873,361

Basic and diluted net loss per share	$(0.34)	$(0.36)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,	Year Ended September 30,
	2010	2009

Cash flow from operating activities:
Net loss	$(7,104,253)	$(5,759,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	268,005	179,547
Accretion of interest expense on convertible debentures	564,364	475,745
Debt conversion expense	-	1,006,826
Issuance of common stock and warrants for financial obligations	2,952,443	1,526,905
Changes in operating assets and liabilities:
Accounts receivable	(95,265)	(314,027)
Inventories	(53,920)	33,882
Prepaid expenses and other	(62,812)	(19,675)
Accounts payable & accrued liabilities	476,725	314,849
Net cash used in operating activities	(3,054,713)	(2,555,363)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(122,030)	(145,289)
Net cash used in investing activities	(122,030)	(145,289)

Cash flows from financing activities:
Proceeds from short term notes	63,126	1,124,000
Issuance of common stock, net of expenses	2,371,428	3,205,343
Issuance of convertible debenture	710,000	500,000
Repayment of notes and convertible debentures	(338,431)	(1,010,000)
Net cash provided by financing activities	2,806,123	3,819,343

Net (decrease) increase in cash	(370,620)	1,118,691
Cash at beginning of period	1,257,516	138,825
Cash at end of period	$886,896	$1,257,516

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,469	$8,821
Common stock issued for consulting services	1,758,024	562,810
Conversion of notes	278,236	275,000
Warrants issued in connection with debt	147,515	820,238

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
September 30, 2010

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, October 1, 2009	13,978,136	$3,029,334	$(3,544,161)	$(514,827)

Private placements of common stock	3,115,055	3,205,343	-	3,205,343
Shares issued pursuant to conversion of debenture and interest accrued thereon	1,330,621	1,355,327	-	1,355,327
Shares issued pursuant to exercise of options	297,857	-	-	-
Stock-based compensation	522,000	1,453,404	-	1,453,404
Warrants issued in connection with debt instruments		820,238	-	820,238
Recognition of beneficial conversion features		146,031	-	146,031
Net loss			(5,759,415)	(5,759,415)

Balance September 30, 2009	19,243,669	$10,009,677	$(9,303,576)	$706,101

Private placement of common stock	1,761,340	2,664,260	-	2,664,260
Shares issued pursuant to conversions of debentures and accrued interest	1,005,330	647,716	-	647,716
Shares issued pursuant to exercise of warrants	18,972	-	-	-
Stock-based compensation	824,726	2,285,184	-	2,285,184
Warrants issued in connection with debt instruments		152,463	-	152,463
Recognition of beneficial conversion feature		209,440	-	209,440
Net loss		-	(7,104,253)	(7,104,253)

Balance September 30, 2010	22,854,037	$15,968,740	$(16,407,829)	$(439,089)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

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

(c)	Equipment and Leasehold Improvements (continued)

Depreciation expense for years ended	September 30, 2010	September 30, 2009

Machinery & equipment	$235,671	$137,351
Furniture, fixtures & equipment	28,434	27,546
Leasehold improvements	3,901	14,650
Total depreciation	$268,006	$179,547

(d)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of September 30, 2010 and 2009 we had an allowance for doubtful accounts of $0.

(e)	Inventories

Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of production materials and finished goods.  No material adjustment has been made to the cost of finished goods inventories as of September 30, 2010 and 2009.

Inventories as of September 30,	2010	2009

Finished goods	$108,001	$46,731
Production materials	22,452	29,802
Total inventories	$130,453	$76,533

(f)	Revenue and Cost Recognition

Revenue is recognized in accordance with FASB ASC 605 “Revenue Recognition”, when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and when there are no significant future performance obligations.

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

The Company uses the asset and liability method of accounting of income taxes pursuant to the provisions of FASB ASC 740 “Income Taxes”, which establishes deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

(g)	Income Taxes (continued)

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On November 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) as codified in ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is “more-likely-than-not” (defined as a substantiated likelihood of more than 50%), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The inability of the Company to determine that a tax position meets the “more-likely-than-not” recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that the Company has taken.

If a tax position does not meet the “more-likely-than-not” recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations and the Company is required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as a component of the provision for income taxes which is consistent with the Company’s historical accounting policy. Differences between amounts taken in a tax return and amounts recognized in the financial statements are considered unrecognized tax benefits. The Company believes that it has a reasonable basis for each of its filing positions and intends to defend those positions if challenged by the IRS or another taxing jurisdiction. If the IRS or other taxing authorities do not disagree with the Company’s position, and after the statute of limitations expires, the Company will recognize the unrecognized tax benefit in the period that the uncertainty of the tax position is eliminated.

As of September 30, 2010, the Company does not have any tax issues that require disclosure or recognition under FIN 48.

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

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock as determined using the treasury stock method. For the years ended September 30, 2010 and 2009, there were no dilutive effects of such securities because we incurred a net loss in each period.  Potential dilutive common shares issuable under our convertible instruments, warrant agreements and stock option plans amounted to 8,501,300 and 3,607,012, respectively as of September 30, 2010 and 2009.

	Income (Numerator)	Shares (Denominator)	Per-share Amount

Loss from continuing operations	$(7,104,253)
Less preferred stock dividends	-
Loss available to common stockholders - basic earnings per share	(7,104,253)	20,752,217	$(0.34)

Effect of dilutive securities - no dilutive securities
Loss available to common stockholders - diluted earnings per share	$(7,104,253)	20,752,217	$(0.34)

(k)	Financial Instruments

The Company records fair value of monetary and nonmonetary instruments in accordance with ASC 820 Fair Value Measurements and Disclosures  The ASC establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about fair value measurements. Adopting this statement has not had an effect on the Company’s financial condition, cash flows, or results of operations.

In accordance with ASC 820, the financial instruments have been categorized, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

•	Level 1. Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g. U.S. Government securities and active exchange traded equity securities.
•
Level 2.  Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly (e.g. certain corporate and municipal bonds and certain preferred stocks).  This includes (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3.  Inputs that are unobservable.  Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instruments (e.g. certain structured securities and privately held investments).

We measure certain liabilities, including our convertible debt with detachable warrant features, at fair value on a nonrecurring basis.  The fair values of these estimates are considered level 3 inputs and are based on valuations techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

(k)	Financial Instruments (continued)

The carrying amounts of certain financial instruments approximate their estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments.

(l)	Concentration of Credit Risk

We maintain our cash primarily within one major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000 from time to time and were approximately $840,000 at September 30, 2010.   We have not incurred losses related to these deposits and we regularly monitor all of the banks where we have deposit accounts and the respective balances.

(m)	Operating Cycle

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(n)	Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

(2)	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s consolidated results of operations, cash flows or financial positions.

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

(2)	Recent Accounting Pronouncements (continued)

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

(2)	Recent Accounting Pronouncements (continued)

In July 2010, the FASB issued Accounting Standard Update No. 2010-20 (ASU No. 2010-20) “Receivables” (Topic 310).  ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses.  The entity must provide disclosures about its financing receivables on a disaggregated basis.  For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011.  The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

(3)	Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $16,407,829.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations.  The Company is seeking additional means of financing to fund its business plan.  There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

(4)	Intangibles and Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, export products made using patent applications owned by Rutgers University(“Rutgers”).  We are using these revolutionary patented technologies in the production of structural plastic products such as railroad crossties, bridge infrastructure, utility poles, marine pilings and bulk heading.

(4)	Intangibles and Exclusive Agreement (continued)

We paid approximately $32,000 and issued 714,447 shares of our Common Stock as consideration to Rutgers.  We had estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.  We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and is tested for impairment on an annual basis

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.  We did not pay for any Patent defense costs to Rutgers, for the years ended September 30, 2010 and 2009. Royalties incurred to Rutgers, for the years ended September 30, 2010 and 2009 totaled $60,000 and $23,762, respectively. We also pay annual membership dues to AIMPP, a department of Rutgers, as well as consulting fees for research and development processes.  Membership dues and consulting fees for the years ended September 30, 2010 and 2009 totaled $107,148 and $205,354, respectively.

(5)	Accrued liabilities

The components of accrued liabilities are:

	September 30, 2010	September 30, 2009

Payable to insurer for legal settlement	$100,000	$100,000
Refundable oil and gas receipts	67,146	129,334
Accrued interest	39,896	76,644
Accrued payroll	70,312	-
Other	581	51,194
Total accrued liabilities	$277,935	$357,172

(6)	Debt

The components of debt are summarized as follows:

		September 30,
	Due	2010	2009

9% convertible debentures		$-	$278,236
8.75% convertible debenture	December 2010	172,500	172,500
10% convertible debentures	February 2011	500,000	500,000
10% convertible debenture	March 2011	100,000	100,000
7% convertible note	May 2012	350,000
10% convertible note	February 2011	60,000	-
Subtotal - principal		$1,182,500	$1,050,736
Debt discount		(432,186)	(639,594)
		$750,314	$411,142
Less, current portion		657,420	253,795
		$92,894	$157,347

The Company’s 9% convertible debentures were issued during the year ended September 30, 2008 pursuant to debt modifications, resulting in debt conversion expense charged during that year.  In March 2010, the debentures were converted, prior to their maturity dates and in accordance with their terms, into an aggregate of 927,453 shares of common stock.  The unamortized debt discount pertaining to these debentures, amounting to $12,488 in the aggregate, was charged to interest expense upon conversion.

(6)	Debt (continued)

The Company’s 8.75% convertible debenture was issued during the year ended September 30, 2008 pursuant to a debt modification, resulting in debt conversion expense charged during that year.

In September 2009, pursuant to Securities Purchase Agreements, the Company received $600,000 and issued to three accredited investors an aggregate of 600,000 units comprised of (i) one dollar of principal amount of the Company’s 10% convertible debenture and (ii) three 3-year common stock purchase warrants, for five hundred thousand of the units, and one three-year common stock purchase warrants for one hundred thousand of the units, all exercisable at $0.90 per share, for the subscription price of $1.00 per unit. The debentures are due in February and March 2011, may be converted, at the option of the holder into restricted common shares of the Company at the conversion price of $0.90 per share, and earn interest, at the holder’s election, in cash at the rate of 10% or in common shares at the rate of 12% . The debentures are secured on a parri passu basis by a court judgment rendered in favor of Holdings in the action entitled Analytical Surveys, Inc. v. Tonga Partners, L.P., Cannell Capital, LLC, and Carlo Cannell, Civil Action No. 06-cv-2692, pending in the U.S. District Court, Southern District of New York.  The total of the calculated fair value of the warrants and the intrinsic value of beneficial conversion features contained in the debentures exceeded the proceeds received.  Accordingly, the Company recorded a discount on the debentures of limited to the principal value of the debentures, which is being amortized to interest expense through the maturity dates.  The unamortized discount on these debentures at September 30, 2010 is $172,222.

In February 2010, we issued a 10% short-term note in the amount of $300,000, convertible at the rate of $2.00 per share, together with a five-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share. In addition we entered into a consulting agreement with an affiliate of the purchaser for financial consulting services.  Since the exercise price of the warrant was more than the market price of our Common Stock as reported on the OTC Bulletin Board on the date of issuance, no note proceeds were allocated to the warrant. Since the conversion price of the note was less than the reported market price of our Common Stock as reported on the OTC Bulletin Board on the date of issuance, we allocated $45,000 of the proceeds to the beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as a discount on the note.  The note discount was amortized to interest expense through the maturity date of the note. The note was repaid in August 2010 upon maturity.

In May 2010, we issued a 7% two-year note in the amount of $350,000, convertible at the rate of $1.20 per share, together with 41,667 shares of our common stock and a five-year warrant to purchase 166,667 shares of our common stock at an exercise price of $1.40 per share.  Of the total proceeds received, we allocated $45,052to the shares of Common Stock and $152,463 to the warrant, based upon the relative fair values of the note, shares of Common Stock and warrant, as determined using the Black-Scholes pricing model, and recorded these amounts as a discount on the note.  We also allocated $161,012 of the proceeds to the beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as an additional discount on the note.  The total discount of $308,527 will be amortized to interest expense through the scheduled maturity date of the note.

In August 2010, we issued a 10% short-term note in the amount of $60,000, convertible at the rate of $1.05 per share and a five-year warrant to purchase 28,571 shares of our Common Stock at an exercise price of $1.35 per share. Since the exercise price of the warrant was more than the market price of our Common Stock as reported on the OTC Bulletin Board on the date of issuance, no note proceeds were allocated to the warrant. Since the conversion price of the note was less than the reported market price of our Common Stock as reported on the OTC Bulletin Board on the date of issuance, we allocated $3,429 of the proceeds to the beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as a discount on the note.  The note discount is amortized to interest expense through the maturity date of the note.

(6)           Debt (continued)

Each of the debentures or notes above contains features that allow the Company to redeem the debt instrument prior to their scheduled due dates under certain circumstances.  In certain events of default by the Company, the holders may generally require the Company to redeem the debt instruments at 120% of their principal amounts or their conversion value.  Based on the life of the notes and the likelihood and effect of substantive exercise of these provisions the Company has determined that these features have minimal value.

During the quarter ended June 30, 2010, a former holder of a convertible note claimed that additional compensation was payable by the Company in the form of warrants related to a note conversion in 2008.  The Company determined that issuance of additional warrants based on the claim was justified and charged $292,962, representing the fair value of the two-year warrant for the purchase of 287,500 shares of Common Stock based on the Black-Scholes pricing model, to general and administrative expenses during the fiscal year ended September 30, 2010.

The following table summarizes the issuances, repayments, and conversions of our long-term debt during the years ended September 30, 2010 and 2009:

	Year ended September 30, 2010	Year ended September 30, 2009
Beginning Balance	$1,050,736	$725,736
Repayments	(300,000)
Issuances	710,000	600,000
Conversion	(278,236)	(275,000)
Ending Balance	$1,182,500	$1,050,736

Required principal payments on long-term debt at September 30, 2010 total $832,500 and $350,000 for the year ending September 30, 2011 and 2012, respectively.

(7)  Stockholder’s Equity

We are authorized to issue up to 100,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 22,854,037 shares of Common Stock issued and outstanding at September 30, 2010.  We have not issued any shares of Preferred Stock through September 30, 2010.

We may issue shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Pursuant to plans approved by our shareholders, we have granted options to purchase 205,000 shares of Common Stock and may grant options for up to an additional 6,223,105 shares of Common Stock. We also may issue up to an additional 971,685 shares of Common Stock pursuant to grants of options which were awarded outside our approved plans and an additional 762,076 shares of Common Stock pursuant to options that were awarded pursuant to an individual performance-based arrangement.

From inception through September 30, 2009, we have issued shares of Common Stock to our founders, partners, and investors as follows:

(7)  Stockholder’s Equity (continued)

We issued 4,048,529 shares of our Common Stock to founding stockholders without consideration and 714,447 shares of our Common Stock to Rutgers University as partial consideration for issuance of an exclusive license agreement to the Company.  We estimated the fair market value of those shares to be $20,000.

Pursuant to a management consulting agreement, we issued 2,572,007 shares of our Common Stock to the consultant as payment for management consulting services.  The consulting agreement also provides for a monthly fee of $10,000 each during the term of the consulting services and an additional payment of a $230,000 fee, which was paid in the year ended September 30, 2008.  We accounted for the entire fee, other than the $10,000 monthly fee, as a cost of raising capital and reduced the proceeds of the private placement completed in December 2007 accordingly.

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

In April 2008, holders of the Debentures elected to convert $100,000 principal into 250,000 shares of Common Stock, and we repaid $200,000 of the outstanding principal. In May 2008, we issued the Series B Debenture in the principal amount of $200,000, with substantially the same terms as the Debentures. We also completed an additional private placement of 536,250 common shares at $0.88 per share during the period from June 2008 to September 2008.

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

In October 2009, the Company issued 200,000 shares of its common stock to consultants for services performed in the Company’s strategic planning and financing activities. The shares had a fair value of $600,000 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board and that fair value was recognized in general and administrative expenses in the three months ended December 31, 2009.

(7)  Stockholder’s Equity (continued)

In November 2009, the Company sold 200,000 shares of common stock and 20,000 three-year warrants, exercisable at $2.91 per share, for aggregate proceeds of $410,000. As a placement fee, the Company paid $8,200 and issued 20,000 three-year warrants, also at the exercise price of $2.91 per share.

In November 2009, the Company issued 360,000 five-year warrants exercisable at $0.90 per share to a consultant for strategic planning, business development and investor relations services to be performed. The warrants had a fair value of $506.136 at issuance based on the Black-Scholes pricing model, and will be amortized to general and administrative expenses over the five year life of the agreement. The first year amortization of $101,227 was recognized during the fiscal year ended September 30, 2010.

Also in November, the Company issued 74,726 shares of common stock to a consultant for business development, marketing and sales services performed. The shares had a fair value of $198,024 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board, which was charged to general and administrative expenses during the fiscal year ended September 30, 2010. Under the agreement, which expires in 2011, the consultant may be granted options to purchase up to 500,000 additional shares of common stock at an exercise price of $0.01 per share contingent on attaining specified sales targets.

In December 2009, the Company issued 104,554 five-year warrants exercisable at $0.88 per share to a consultant for services performed in the Company’s financing efforts. The warrants had a fair value of $283,788 at the date of grant based on the Black-Scholes pricing model, which was recognized in general and administrative expenses in the fiscal year ended September 30, 2010.

In February 2010, we sold 122,000 shares of common stock and 12,200 five-year warrants, exercisable at $2.50 per share, for aggregate proceeds of $250,100.

In February 2010, the Company issued 200,000 shares of its common stock to consultants for services performed in the Company’s strategic planning and financing activities. The shares had a fair value of $460,000 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board and that fair value was recognized in general and administrative expenses in the three months ended March 31, 2010.

Also during February 2010, the Company issued 10,000 three-year warrants exercisable at $2.05 per share to a consultant for services performed. The warrants had a fair value of $19,442 at issuance based on the Black-Scholes pricing model, and was charged to general and administrative expenses during the fiscal year ended September 30, 2010.

In February 2010, we issued a 10% short-term note in the amount of $300,000, convertible at the rate of $2.00 per share. Since the conversion price of the note was less than the reported market price of our Common Stock as reported on the OTC Bulletin Board on the date of issuance, we allocated $45,000 of the note proceeds to the beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as a discount on the note.  The note discount was amortized to interest expense through the maturity date of the note. The note was repaid in August 2010 upon maturity.

During February 2010, we executed a purchase agreement and a registration rights agreement with Lincoln Park Capital, LLC (“LPC”), pursuant to which LPC agreed to purchase 100,000 shares of our common stock at $2.05 per share together with warrants to purchase 50,000 shares at an exercise price of $2.91 per share for total consideration of $205,000.  Upon entering into the purchase agreement, we issued to LPC 85,000 shares of our common stock as consideration for entering into the agreement.  Pursuant to the registration rights agreement, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares issued to LPC under the purchase agreement. The registration statement became effective and the initial purchase of 100,000 shares and 50,000 warrants was completed in May 2010.  The aggregate value of the 85,000 commitment shares, $178,500, was charged to paid-in capital, and $84,575 of other offering costs was charged to financing expense in general and administrative expenses.  After the effective date, in May 2010, we sold an additional 20,000 shares under the agreement and received proceeds of $30,067.  In July 2010, we and LPC mutually terminated the purchase agreement and related agreements.

(7)  Stockholder’s Equity (continued)

During March 31, 2010, the remaining 9% convertible debentures of $278,236 were converted, prior to their maturity dates and in accordance with their terms, into an aggregate of 927,453 shares of common stock.  The unamortized discount pertaining to these debentures of $12,488 was charged to interest expense upon conversion.

During May 2010, the Company issued 300,000 shares of its common stock to a consultant for services performed for the Company. The shares had a fair value of $450,000 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board and that fair value was recognized in general and administrative expenses in the three months ended June 30, 2010.

During May 2010, we issued a 7% two-year note in the amount of $350,000, convertible at the rate of $1.20 per share, together with 41,667 shares of our common stock and a five-year warrant to purchase 166,667 shares of our common stock at an exercise price of $1.40 per share.  Of the total proceeds received, we allocated $45,052 to the shares of Common Stock and $152,463 to the warrant, based upon the relative fair values of the note, shares of Common Stock and warrant, as determined using the Black-Scholes pricing model, and recorded these amounts as a discount on the note.  We also allocated $161,012 of the proceeds to the beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as an additional discount on the note.  The total discount of $308,527 will be amortized to interest expense through the scheduled maturity date of the note.

During the period May through September 2010, we received $1,431,209, and issued units consisting of an aggregate of 1,192,673 shares of common stock and five-year warrants to purchase 596,336 shares of common stock at an exercise price of $1.40 per share. Certain of these warrants had a fair value of $94,890 at issuance based on the Black-Scholes pricing model, and such fair value was charged to general and administrative expenses during the fiscal year ended September 30, 2010.

During the quarter ended June 30, 2010, a former holder of a convertible note claimed that additional compensation was payable by the Company in the form of warrants related to a note conversion in 2008.  The Company determined that issuance of additional warrants based on the claim was justified and charged $292,962, representing the fair value of the two-year warrant for the purchase of 287,500 shares of Common Stock based on the Black-Scholes pricing model, to general and administrative expenses during the fiscal year ended September 30, 2010.

During July 2010, we issued 50,000 shares of our common stock to a consultant for services performed in the Company’s strategic planning and financing activities. The shares had a fair value of $50,000 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board and that fair value was recognized in general and administrative expenses during the year ended September 30, 2010.

During August 2010, we issued a 10% short-term note in the amount of $60,000, convertible at the rate of $1.05 per share and a five-year warrant to purchase 28,571 shares of our Common Stock at an exercise price of $1.35 per share.  Since the conversion price of the note was less than the reported market price of our Common Stock as reported on the OTC Bulletin Board on the date of issuance, we allocated $3,429 of the proceeds to the beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as a discount on the note.  The note discount is amortized to interest expense through the maturity date of the note.

(7)  Stockholder’s Equity (continued)

During the fiscal year ended September 30,2010, we issued 77,877 shares of Common Stock to certain holders of our convertible debentures in exchange for interest accrued in lieu of cash payments of $76,518.

During the fiscal year ended September 30, 2010, we recognized $142,145 of consulting expenses representing the fair value of certain options, based on the Black-Scholes pricing model, granted in prior fiscal years.

During the fiscal year ended September 30, 2010, the Company issued 18,971 shares of common stock upon cashless exercise of certain warrants.

The following table sets forth the number of shares of Common Stock that were issuable upon exercise of outstanding warrants as of September 30, 2010.  Net share settlement is available to warrant holders.
	Expiration	Conversion/ Exercise Price	Common Shares Issuable
Class A Warrants	2011	$5.36	95,473
Class B Warrants	2011	5.96	95,473
Class E Warrants	2011	4.74	188,018
Advisor Warrants	2011	2.36	47,482
Warrants issued in short-term borrowings	2012	1.00	100,000
Warrants issued in short-term borrowings	2013	0.88	200,000
Warrants issued in short-term borrowings	2014	0.88	671,000
Warrants attached to 10% convertible notes	2014	0.90	1,600,000
September 2009 investor warrants	2012	3.13	50,000
September 2009 finder warrants	2012	3.13	50,000
November 2009 finder warrants	2012	2.91	20,000
November 2009 finder warrants	2012	2.91	20,000
November 2009 consultant warrants	2014	0.90	360,000
December 2009 consultant warrants	2012	0.88	104,554
February 2010 consultant warrants	2015	2.50	100,000
February 2010 investor warrants	2015	2.50	12,200
February 2010 consultant warrants	2015	2.05	20,000
LPC warrants	2015	2.91	50,000
Warrants attached to 7% convertible note	2015	1.40	166,667
May 2010 finder warrants	2015	1.40	14,286
May 2010 employment warrants	2015	1.65	340,000
July 2010 consultant warrants	2015	1.50	100,000
Warrants attached to August 2010 short-term convertible note	2015	1.35	28,571
Warrants issued as convertible debt compensation	2012	0.40	287,500
May to September 2010 investor & finders warrants	2015	1.40	653,339

Weighted average exercise price and total shares issuable		$1.44	5,374,563

(7)  Stockholder’s Equity (continued)

The following table sets forth the number of shares of Common Stock that were issuable upon conversion of convertible debt as of September 30, 2010:

	Principal Amount	Conversion/ Exercise Price	Common Shares Issuable
8.75% convertible debenture due in 2010	$172,500	1.00	172,500
10% convertible debentures due in 2011	600,000	0.90	666,667
7% convertible note, due in 2012	350,000	1.20	291,667

10% convertible note, due 2011	60,000	1.05	57,142
Total	$1,182,500	1.03	1,187,976

The following table summarizes stock option activity in the fiscal year ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,219,799	$0.47
Granted	150,000	1.22
Exercised	-	-
Cancelled	(431,038)	$0.13
Outstanding at end of period	1,938,761	$0.61

The Company has agreements with consultants which provide for the issuance of up to 650,000 shares of company common stock or warrants for common stock that are contingent on the achievement of sales performance targets that are not currently considered probable of achievement.

(8) Stock–based compensation

We have three nonqualified stock option plans with 3,373,106 shares remaining available for grant as of September 30, 2010.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant. Through September 30, 2010, we have issued options to purchase 2,519,799 shares of Common Stock, to employees, consultants and others.

(8) Stock–based compensation (continued)

The following table summarizes stock option activity for the fiscal years ended September 30, 2010 and 2009:

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2009		September 30, 2009
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding at beginning of the fiscal year	2,219,799	$0.47	1,218,114	$-
Granted during the fiscal year	150,000	$1.22	1,301,685	$0.81
Exercised during the fiscal year	-		(300,000)	$0.01
Cancelled during the fiscal year	(431,038)	$0.13	-
Outstanding at end of the fiscal year	1,938,761	$0.61	2,219,799	$0.47

Exercisable at end of fiscal year	892,724	$0.97	646,057	$0.91

Weighted average fair value of options granted during the fiscal year		$0.87		$0.79

The following table summarizes options outstanding at September 30, 2009:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Term	Value

Options outstanding at end of fiscal year	1,938,761	$0.61	2.6 years	$962,114
Options vested at end of fiscal year	892,724	$0.97	2.6 years	$122,995
Unvested options expected to vest	1,046,037	$0.30	2.5 years	$823,494

We previously issued an option pursuant to an employment agreement with our Chief Executive Officer, granting the right to purchase 762,076 shares of Common Stock, at an exercise price of $0.00002 per share, under the terms of a certain performance-based stock option. The right to exercise the option is based on the Company’s achievement of specific sales levels on an annual basis.  To date, the Company has not met the sales levels stipulated in this option.

(9)           Income Taxes

We have not recorded any income tax expense or benefit from inception to September 30, 2010 due to our substantial operating losses and the valuation allowance applied against our deferred tax assets.

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 40% to income (loss) before income taxes as a result of the following:

	September 30,	September 30,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	$-	$-
Increase in valuation allowance	(2,800,000)	(901,000)
Benefit of operating loss carryforward	2,800,000	901,000
Provision (benefit) for income taxes, net	$-	$-

	September 30,	September 30,
	2010	2009

Statutory federal income tax rate	40.0%	40.0%
Increase in valuation allowance	(40.0)%	(40.0)%
Effective tax rate	-%	-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,	September 30,
	2010	2009
Net operating loss carry-forward expiring after the year 2030	$6,500,000	$3,700,000

Deferred income tax asset	$6,500,000	$3,700,000

At September 30, 2010, the Company has available net operating loss carry forwards of approximately $16,400,000 that expire through 2030.

(9)           Income Taxes (continued)

The net deferred tax assets and liabilities are comprised of the following:

	September 30,	September 30,
	2010	2009
Deferred tax assets
Current	$-	$-
Non-current	4,400,000	1,661,000
	4,400,000	1,661,000
Less valuation allowance	(4,400,000)	(1,661,000)
Net deferred income tax asset	$-	$-

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the two months ended September 30, 2010.

(10)           Leases

We leased approximately 2,000 square feet of office space in New Providence, New Jersey pursuant to a three-year lease agreement for office space which provides for an initial monthly lease payment of $3,356 with customary annual increases.  These premises serve as the corporate headquarters. The initial term of the lease expires on October 31, 2012 and the lease provides one renewal option for an additional three-year term.  Facility rent expense totaled approximately $67,200 and $44,000 for the years ended September 30, 2010 and 2009, respectively.

Future minimum rental payments through the remainder of the initial lease term of October 31, 2012:

Fiscal year ending September 30, 2011	$42,223
Fiscal year ending September 30, 2012	$44,343
Fiscal year ending September 30, 2013	$3,710

(11)           Litigation and Other Contingencies

In April 2006, the Company commenced an action against Tonga Partners, L.P. (“Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted the Company summary judgment against Tonga for disgorgement of short-swing profits in the amount of $4,965,898.  The defendants are appealing from the order granting the Company’s summary judgment.

The Company is also subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

12)           Fair Value of Financial Instruments

At year end September 30, 2010, the Company had financial instruments, which in accordance with ASC 820, were required to have their fair value measured on a nonrecurring basis.  The Company determined that these financial instruments are classified within the Fair Value Hierarchy as a Level 3 input.  The Company came to this conclusion based on the method to measure the fair value of the discount associated with the convertible debt.  Due to detachable warrants being issued with the convertible debt the Company used the Black-Scholes method for valuing the detachable warrants.

The inputs used in determining the fair value of the financial instrument were details specific to each debt instrument, such as, date of issuance, length of maturity, market price of stock at date of issuance, exercise price of warrant, risk free rate for similar debt instrument and volatility of Company’s own stock.

The Company’s reconciliation of Level 3 inputs are as follows:

	September 30, 2009	Additions	Amortization	September 30, 2010
Liabilities:
Derivatives not designated as hedging instruments:
Convertible debt discount	$639,594	$356,957	$(564,365)	$432,186

(13)           Related Party Transactions

Harborview Master Fund, L.P.

Harborview Master Fund, L.P. and affiliates (“Harborview”) beneficially own in excess of 5% of our outstanding stock. In July 2009, we issued an interest-free short-term note to Harborview in the amount of $100,000 together with three-year warrants to purchase 100,000 shares of our common stock at an exercise price of $0.90 per share.  The amount of the note was repaid during the fiscal year ended September 30, 2009.

In February 2010, we issued a 10% short-term note in the amount of $300,000 to Harborview, convertible at the rate of $2.00 per share, together with five-year warrants to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share. In addition we entered into a consulting agreement with Harborview for financial consulting services for which we issued 200,000 shares of common stock as compensation. The note was repaid in August 2010.

Bradley C. Love

Mr. Love, who was a member of our board of directors from March 2010 until October 2010, was issued in January 2009, three-year options to purchase 50,000 shares of our common stock at $0.01 per share in consideration for business development and financial consulting services he provided.  Mr. Love subsequently exercised these options.

In 2009, as a consultant to Regal Capital LLC, Mr. Love received compensation from Regal of $62,500 and warrants to purchase an aggregate of 138,281 shares of our common stock at an exercise price of $0.88 per shares.  Some of the warrants expire on December 31, 2013 and the others expire on December 11, 2014 and January 21, 2015.  Also in 2009, as a registered representative with Bedminster Financial Group, Mr. Love received $48,000 in commissions with regard to our private placement.

(13)           Related Party Transactions (continued)

In June 2009, Mr. Love and his spouse loaned us $100,000 pursuant to an interest-free short-term promissory note (the "Note").  As consideration for the Note we issued them a five year warrant to purchase 120,000 shares at $0.88 per share.  In September 2009, they rolled the principal amount of the Note into a $100,000 18-month convertible debenture. Interest under the debenture is 10% per annum (or 12% per annum if paid in stock at a conversion rate of $0.90 per share, at their discretion).  The conversion rate of the debenture is $0.90 per share.  The convertible debenture was issued together with five year warrants to purchase 100,000 shares at an exercise price of $0.90 per share.  Mr. Love also has a security interest in all of the proceeds payable to us arising out the action captioned Analytical Surveys, Inc. v. Tonga Partners, L.P., Cannell Capital LLC and Carlo Cannell, pending in the United States District Court, Southern District of New York, Civil Action No. 06-cv-2692.  As of the date hereof, $3,078 had been paid in interest under the debenture, and the principal amount of the debenture still owing was $100,000.

In September 2009, we entered into a financial consulting agreement with Mr. Love pursuant to which Mr. Love provides consulting services related to assistance with obtaining potential customers for our products in the U.S. and internationally, promoting us and our products to potential investors and identifying potential strategic partners, acquisition opportunities and joint venture partners for the expansion and development of our business and products.  The Agreement was amended in March 2010 to provide for a five year term.  Under the agreement, Mr. Love will receive five year warrants to purchase up to 360,000 shares of our common stock at an exercise price of $0.90 per share, exercisable over the term of the agreement at the rate of 72,000 shares per year.

Pursuant to his appointment to the board of directors, Mr. Love was granted, subsequent to September 30, 2010, an option to purchase 150,000 shares of common stock at $1.22 per share.  The option expires five years from date of issuance and the option vests as to 50,000 shares immediately, and the remaining 100,000 shares vest in equal parts one year and two years after grant.

(14)        Subsequent Events

In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities through the date the financial statements were available to be issued, and determined that there were no reportable subsequent events, except as disclosed below:

(a)
Subsequent to September 30, 2010, we sold $500,000 of Units to accredited investors, with the investor receiving one share of Common Stock and a warrant to purchase one-half of a share of Common Stock for $1.40 per full share. The warrants expire five years from issuance. Pursuant to this transaction, the Company issued 416,667 shares of Common Stock and warrants to purchase 208,333 shares of Common Stock at a purchase price of $1.40 per share.  In addition, the Company paid $40,000 and issued warrants to purchase 33,333 shares of Common Stock to certain broker-dealers.

(b)
Subsequent to September 30, 2010, we amended our 8.75% convertible debenture, originally due on December 31, 2010 in the principal amount of $172,500, to extend the maturity date to April 1, 2011.  In addition, the Company agreed to reduce the conversion rate of the debenture from $1.25 to $1.00 and adjust the exercise price of certain warrants held by the debenture holder, to $1.25 per share.