Form 10-K/A
period 2010-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2011-03-01
CIK 753048

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

i

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the year ended September 30, 2010, solely to amend the previously filed REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM to (i) revise the reference to the Note 3 from Note 1, which more fully described the going concern issue, and (ii) provide the date of their report which was inadvertently omitted. There has been no change to the financial statements or other text included herein.

Pursuant to rules under the Securities Exchange Act of 1934, we are also including with this Form 10-K/A certain currently dated certifications.

Other than as noted above, no changes have been made to our Annual Report.  This Amendment does not reflect events occurring after the initial filing or our Annual Report.

PART I

Item 1.  Business

Overview

Axion International Holdings, Inc. (“Axion”), formerly Analytical Surveys, Inc., was formed in 1981 and operated several different businesses until November 2007, when Axion entered into an Agreement and Plan of Merger, among Axion, Axion Acquisition Corp., a Delaware corporation and newly created direct wholly-owned subsidiary of Axion (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Operating Entity”).  On March 20, 2008 (the “Effective Date”), Axion consummated the merger (the “Merger”) of Merger Sub into Operating Entity, with Operating Entity continuing as the surviving corporation and a wholly-owned subsidiary of Axion.  Each issued and outstanding share of Operating Entity became 47,630 shares of Axion’s common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Axion’s issued and outstanding Common Stock as of the Effective Date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or “Company”) is the surviving entity .

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
The Department of Defense spends $22.5 billion dollars annually on equipment and infrastructure as an impact of corrosion. For the Army, this number is approximately $5.8 billion annually... The Army estimates that [it] will receive a 34 to 1 return on investment by using this technology. This bridge is less expensive to build than its alternative, it provides greater corrosion resistance, and it’s practically maintenance free.  – ( Dr. Roger Hammerlinck, U.S. Military, September 2009).

This thermoplastic bridge, able to withstand heavy loads with little to no maintenance, expected to last at least 50 years, is no longer the bridge of the future – it’s the bridge for today. It also meets national environmental goals of being completely recyclable. This technology is not only good for DoD, but should be immediately transferred to state departments of transportation for use with short-span bridges wherever possible.  – ( Daniel J. Dunmire, Director of Office of the Secretary of Defense Corrosion Policy and Oversight).

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

Use of Estimates . The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Inventories . Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of finished products and production materials.  No adjustment has been made to the cost of finished goods inventories as of September 30, 2010.

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

Impairment of Long-Lived Assets .  Assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.

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

Litigation.    We are subject to various claims, lawsuits and administrative proceedings that arise from the ordinary course of business.  Liabilities and costs associated with these matters require estimates and judgment based on professional knowledge and experience of management and our legal counsel.  When estimates of our exposure for claims or pending or threatened litigation matters meet the criteria of SFAS No. 5 “ Accounting for Contingencies ”, amounts are recorded as charges to operations.  The ultimate resolution of any exposure may change as further facts and circumstances become known.  See Note 10 – “Litigation and Other Contingencies”.

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

James J. Kerstein . Mr. Kerstein has served as one of our directors and as our Chief Executive Officer since March 30, 2008, the date upon which we acquired Axion International, Inc. pursuant to the Merger.  He has served as the Chief Executive Officer of Axion since 2007.  Mr. Kerstein was the President of Plast-O-Matic Valves Inc., a privately-held manufacturer of high end polymer valves focused on the semiconductor and wastewater industries from December 2004 through May 2007.   From 1996 to 2004, he was the founder, Chief Executive Officer, President and Chairman of Polywood, Inc., a manufacturer of recycled plastic resins utilizing the Rutgers University developed technologies for the production of structural plastic products.  Mr. Kerstein is credited as a co-inventor on multiple patents dealing with formulations and uses of recycled plastics. Mr. Kerstein received a BBA in Accounting from George Washington University and a Master’s degree in Human Resources Management Development from Chapman University.

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

Code of Ethics

We adopted a code of ethics which our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization.  Our code of ethics may be found on our website at www.axionintl.com .  We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

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

Steven Silverman

Axion entered into an employment agreement, dated September 23, 2010, with Mr. Silverman that provides for his employment with Axion as President and Chief Operating Officer. Under the terms of the employment agreement, Mr. Silverman receives annual base compensation in the amount of $175,000, which will be increased to the following amounts upon reaching the following revenue milestones: (i) $250,000 upon Axion achieving $10,000,000 in sales during any fiscal year (“1 st Milestone”), (ii) $300,000 upon Axion achieving $15,000,000 in sales during any fiscal year (“2 nd Milestone”), and (iii) $375,000 upon Axion achieving $25,000,000 in sales during any fiscal year (“ 3 rd Milestone”).  Mr. Silverman is also entitled to receive benefits (including health insurance) provided to other senior executives.

In addition, Mr. Silverman was awarded an option pursuant to the Company’s 2010 Stock Plan, to purchase up to 1,000,000 shares of Common Stock of Axion. Such option is exercisable for a term of seven years, of which (i) an option to purchase up to 150,000 of Common Stock at $1.05 per share is immediately exercisable, (ii) an option to purchase an additional 100,000 shares of Common Stock  at $1.25 per share is exercisable on October 11, 2011, (iii) an option to purchase an additional 250,000 shares of Common Stock at $1.50 per share is exercisable upon the Company achieving the 1 st Milestone (iv) an option to purchase an additional 250,000 shares of Common Stock  at $1.75 per share upon the Company achieving the 2 nd Milestone, and (v) an option to purchase an additional 250,000 shares of Common Stock at $2.50 per share upon the Company achieving the 3 rd Milestone. In the event, following a change in control as defined in his employment agreement, Mr. Silverman’s employment by Axion is terminated by the Company for any reason other than (i) for cause, as defined in his employment agreement, (ii) due to death, or (iii) due to a permanent disability, as defined in his employment agreement, Mr. Silverman shall be entitled to receive severance in the amount of $300,000, payable in a lump sum amount, plus, if such termination occurs prior to October 11, 2011, his option to purchase an additional 100,000 shares of Common Stock at $1.25 per share will be exercisable on such date.

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
7 th Floor
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

Term .  The 2000 Plan expired on September 8, 2010.

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

Eligibility for Participation .  Individuals eligible to participate in the 2000 Plan are our new employees and officers of the company.

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

Eligibility for Participation .  Individuals eligible to participate in the 2010 Plan are our employees , directors and certain of our consultants. Each Option will be set forth in writing in an Option Agreement, duly executed by us and, to the extent required by law or requested by us, by the Participant. The Administrator may provide that Options be granted subject to such terms and conditions, consistent with the terms and conditions specifically required under the Plan, as the Administrator may deem appropriate including, without limitation, subsequent approval by our shareholders of this Plan or any amendments thereto.

Non-Qualified Options .   Each Option Agreement shall state the number of Shares to which it pertains and the option price (per share) of the Shares covered by each Option, which option price shall be determined by the Administrator but shall not be less than the Fair Market Value per share of Common Stock.  The Option Agreement shall also state the date or dates on which it is first exercisable and the date after which it may no longer be exercised, and may provide that the Option rights accrue or become exercisable in installments over a period of months or years, or upon the occurrence of certain conditions or the attainment of stated goals or events. Exercise of any Option may be conditioned upon the Participant’s execution of a Share purchase agreement in form satisfactory to the Administrator providing for certain protections for us and our other shareholders, including requirements that the Participant’s or the Participant’s Survivors’ right to sell or transfer the Shares may be restricted; and the Participant or the Participant’s Survivors may be required to execute letters of investment intent and must also acknowledge that the Shares will bear legends noting any applicable restrictions.  Each Option shall terminate not more than ten years from the date of the grant or at such earlier time as the Option Agreement may provide.

ISOs .   Each Option intended to be an ISO shall be issued only to an Employee and be subject to the terms and conditions outlined below, with such additional restrictions or changes as the Administrator determines are appropriate but not in conflict with Section 422 of the Code and relevant regulations and rulings of the Internal Revenue Service.  The ISO shall meet the minimum standards required of Non-Qualified Options, as described in Paragraph 6(A) of the Stock Plan.  Immediately before the ISO is granted, if the Participant owns, directly or by reason of the applicable attribution rules in Section 424(d) of the Code 10% or less of the total combined voting power of all classes of our stock or an Affiliate, the Option price per share of the Shares covered by each ISO shall not be less than 100% of the Fair Market Value per share of the Shares on the date of the grant of the Option.  However, if the Participant owns, directly or by reason of the applicable attribution rules in Section 424(d) of the Code more than 10% of the total combined voting power of all classes of our stock or an Affiliate, the Option price per share of the Shares covered by each ISO shall not be less than 110% of the Fair Market Value on the date of grant. For Participants who own 10% or less of the total combined voting power of all classes of our stock or an Affiliate, each ISO shall terminate not more than ten years from the date of the grant or at such earlier time as the Option Agreement may provide.  For participants who own more than 10% of the total combined voting power of all classes of our stock or an Affiliate, each ISO shall terminate not more than five years from the date of the grant or at such earlier time as the Option Agreement may provide.  The Option Agreements shall restrict the amount of ISOs which may become exercisable in any calendar year (under the Plan or any other ISO plan of ours or an Affiliate) so that the aggregate Fair Market Value (determined at the time each ISO is granted) of the stock with respect to which ISOs are exercisable for the first time by the Participant in any calendar year does not exceed $100,000.

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

Stock-Based Awards .   The Board also has the right to grant other Stock-Based Awards based upon our Common Stock having such terms and conditions as the Board may determine, including, without limitation, the grant of Shares based upon certain conditions, the grant of securities convertible into Shares and the grant of stock appreciation rights, phantom stock awards or stock units. The principal terms of each Stock-Based Award shall be set forth in an Agreement, duly executed by us and, to the extent required by law or requested by us, by the Participant. The Agreement shall be in a form approved by the Administrator and shall contain terms and conditions which the Administrator determines to be appropriate and in our best interest.

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

Date:	March 1, 2011	By:	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date:	March 1, 2011
		By:	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ Steven Silverman	Chief Executive Officer and Director	March 1, 2011
Steven Silverman	(principal executive officer)

/s/ Donald Fallon	Chief Financial Officer	March 1, 2011
Donald Fallon	(principal financial and accounting officer)

/s/ James Kerstein	Chief Technology Officer and Director	March 1, 2011
James Kerstein

/s/ Michael Dodd	Director	March 1, 2011
Michael Dodd

/s/ Anthony Hatch	Director	March 1, 2011
Anthony Hatch

/s/ Perry Jacobson	Director	March 1, 2011
Perry Jacobson

/s/ Peter Janoff	Director	March 1, 2011
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

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe and Associates

Hollywood, Florida
January 11, 2011

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

Reverse Merger .  The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Axion for all periods prior to the consummation of the Merger.

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

(g)	Income Taxes (continued)

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the two months ended September 30, 2010 .

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