Form 10-KT
period 2010-12-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2011-05-02
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2010 to December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐ .

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24,606,808 based on the average bid and asked price of the Common Stock on June 30, 2010.

The number of shares outstanding of the registrant’s Common Stock, as of April 29, 2011, was 24,009,145.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

On January 18, 2011, the Company’s Board of Directors approved the change of the date of the Company’s fiscal year end from September 30 to December 31. The Company has elected to file its report on Form 10-K for the transition period from October 1, 2010 to December 31, 2010.

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

Business

Axion is the exclusive licensee of patented and patent-pending technologies developed for the production of structural plastic products such as railroad crossties, pilings, I-beams, T-Beams, and various size boards including a tongue and groove design that are utilized in multiple engineered design solutions such as rail track, rail and tank bridges (heavy load), pedestrian/park and recreation bridges, marinas, boardwalks and bulk heading to name a few.  This technology is licensed and products are sold in several territories including North and South America, the Caribbean, South Korea, Saudi Arabia, The United Arab Emirates, and Russia; additionally, China is a shared country with our strategic partner, Micron. We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastic wastes that would otherwise be discarded into landfills, into superior structural products which are more durable, have a substantially greater useful life and offer more flexible design features than traditional products made from wood, steel and concrete.  Our products also resist rot and damaging insects without the use of chemical treatments and require significantly less maintenance throughout their lifecycles than traditional products.  In addition, we believe our recycled composite products are environmentally friendly, in part because they sequester carbon, reduce the number of trees needing to be harvested and do not contain creosote, a carcinogen used to coat conventional wood crossties.

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

Sales and Marketing

In 2011, we anticipate entering the next phase of our development.  Over the last three years, we have accomplished a great deal in advancing the development of our technology and products.  Additionally we have completed the deployment of these products (proof of concept) across multiple customers, applications and industries.  In all cases our products have performed above expectations.  Now it is time to begin the process of taking our products to mass markets.   We have commenced our sales efforts of our railroad ties and other recycled structural composite products to railroads and other public- and private-sector buyers (our first sales focus). Since these sales are important to our early success, initial sales are largely being handled by our management team whose members, through their prior activities, have a background in and connections with this industry. In addition, strategic engineering and sales relationships are being established to generate further sales penetration. The Company’s initial objectives are to secure sales orders for composite crossties from railroads and transit line railroads as well as, platforms and boardwalks from both the US Army and civilian contracts.  We believe our initial sales and marketing efforts have been positively received in the marketplace and our initial success with the US Army is an indication of the acceptance of our technology and products in the market.

Our strategic focus is on the continued growth of sales and the expansion of our technology within and across markets.  We have kept our management staff extremely lean during our initial years and focused on developing and confirming the performance of our RSC product.

With adequate funding, we anticipate expanding our organization to focus on increasing our sales pipeline. We anticipate we will deploy varied sales strategies and organizational structures based on the unique market segments. We believe our products have broad application across many markets. Each of these markets employs a different supply chain and back office infrastructure to support its business.

We may utilize a joint venture business strategy in certain markets in order to maximize profitability in a timely and efficient manner. For example, we may also explore potential collaborations with companies that will expedite sales efforts into a given sales channel, such as a marine distribution firm, whereby we will contribute our products, research and development and technology and our partner will contribute the sales and marketing knowledge and effort.

The Company will continue to use traditional methods of marketing through major trade magazines, internet, green social networking and trade shows.

The international markets present many options for us.  We are currently exploring business structures, including licensing, franchising or creating joint venture relationships. We intend to always be in control of the licensing of our intellectual property and of the formulation and the manufacturing process we employ. Currently, we are engaged in discussions with government officials and other organizations within Morocco, South America, Russia, China, France, India, Mexico and the Caribbean Islands.   To date, we have successfully shipped products to Morocco, India, Canada, Australia, Mexico and Italy.

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

All of our products are currently manufactured by third-party manufacturers, currently with facilities in Pennsylvania and Indiana. We have also manufactured products in a facility in Tennessee.  In addition, we have contacted and discussed the production of our products with multiple third-party manufacturers who have the skills and capabilities to manufacture our products according to need and requirements.  Additional production facilities are being analyzed in Florida, Arkansas, Ohio and in Texas to better serve a customer looking to potentially expand its use of our products.

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

The raw materials we utilized are widely available, and collected in most communities. Only a portion of the billions of pounds of recyclable-eligible materials generated each year are actually collected, and an even smaller percentage is actually used in recycled products. The materials can be sourced directly through municipal recycling facilities, major waste haulers, material grinders or recyclers, or brokers depending on the volume required. Recycled material prices are listed on a commodity-style basis in industry periodicals or on-line. Long-term contracts actually benefit us as a buyer as they will allow us to more accurately project our material requirements, seek more competitive pricing from suppliers, and lock in that pricing (within limits) over time. An additional benefit inherent in the recycled material market is that it offers far greater pricing stability than does the virgin material market. The primary costs associated with recycled resins rest with the collection and grinding process. They are not directly tied to fluctuations and increases in oil prices as are virgin materials.

Exclusive License Agreement from Rutgers University

Pursuant to a License Agreement  with Rutgers (the “License Agreement”), we have acquired an exclusive royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import and export products made using patent and patent pending applications owned by Rutgers.  As a result of the License Agreement, we have been granted the right to grant sublicenses. We use these patented technologies in the production of structural plastic products, such as railroad crossties, I-beams, T-beams, various boards including our tongue–in-groove design, that are utilized in the construction of bridges, marinas and marine bulk heading, There is an ongoing flow of new patent applications from Rutgers University that we will have the ability to utilize under our License Agreements, such as the patent pending on a new piling design.

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0%, on various product sales, subject to certain easily attainable minimum payments and to reimburse Rutgers for certain patent defense costs.  We also pay annual membership dues of $20,000 to AIMPP, a department of Rutgers, as well as consulting fees for research and development projects. The License Agreement runs until the expiration of the last to expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.

Intellectual Property

Our licensed technologies are based on materials/composition of matter, processing and use and design patents. The compositions are used to produce structural products from waste materials. The processing capacity allows the production of efficient shapes from these blends such as I-beams and pilings. Our patents cover multiple material compositions including HDPE (high density polyethylene) a polymer commonly available from post-consumer and post-industrial waste streams, together with either stiffer polymers or polymer composites. Since our most completely tested and accepted product solution is presently railroad crossties, it is important to note that each of these polymer combinations can be used in railroad crosstie manufacturing.  We have a license from Rutgers for a pending patent on a unique processing technology that produces finer microstructures in the blends, and may lead to even tougher and stronger end products. Included in our license are three pending patents covering manufactured shapes. One of the patents covers both I-beams and tongue-in-groove planking. Another patent covers a method to produce even longer I-beams with variable shapes. The third patent covers a newly designed railroad crosstie that obviates the need for the expensive steel tie plate.  We also have licenses from Rutgers for one issued and two pending fire retardant patents. One retardant is designed to be sprayed onto plastic lumber and render it unable to sustain a fire. This technology is designed to coat thermoplastics. The other fire retardant coating was developed for the U.S. Military, specifically to be used to protect other standard materials.

Patents or Patents Pending

Axion’s intellectual property in the form of licenses, patents and technologies, include:

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

Research and Development/Testing

We are currently engaged in updating our basic ASTM Testing for various formulations.  These data samples will be for the completion of AASHTO guidance which is required for expansion of our business in the non-military bridge and structure business.

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

Railroads

Prior to Axion launching operations, there have been other companies in the composite railroad tie industry which documented the enthusiasm of the railroad market for composites with one particular company receiving an order for one million railroad ties from a major freight carrier. However, they experienced a number of quality control issues, a high rejection rate in the field, and significant management turnover, but were able to establish the potential volume that the rail industry could generate. Another privately held railroad tie manufacturer based in Florida, remains active in the industry though with limited production capacity. Composite railroad ties make up less than 5% of the replacement railroad ties ordered in the US.

Bridges

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

As noted previously, we must complete AASHTO guidance to compete in the public DoT market.

Marine

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

The substantial increase in demand for composite crossties within the U.S. has created a potential void in order fulfillment.  Major railroad companies have adopted a preference for composite crossties to replace formerly wooden crossties which cannot stand up to harsh environments as well as composite crossties.  This preference has resulted in prior purchase agreements being reissued by rail companies to purchase composite crossties.  We have now been qualified to supply our composite crossties to these potential purchasers and recently have been awarded a multiyear supply agreement with an industry-leading rail line.

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

Employees

On April 29, 2011, we had six full time employees and continue to utilize consultants on an as-needed basis.

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

As of the date hereof, we have generated limited revenues.   As a result, we have limited operating revenue and we anticipate that, for at least the near future, we will operate at a loss.  Our ultimate success will depend on our ability to commercially manufacture and sell our structural plastic products.  If we are unable to commercially manufacture and sell our structural plastic products, we will not be able to generate profits and we may be forced to curtail operations.

We are dependent on our ability to raise capital from external funding sources.  If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations.

We have not generated any significant cash flow from operations and we will not be cash flow positive for at least the near future.  We have limited financial resources.  As a result we may need to obtain additional capital from outside sources to continue operations and commercialize our business plan.  We cannot assure that adequate additional funding will be available, especially given the current financial turmoil.  If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

Our ability to execute our business plan depends upon our ability to obtain financing through:

•	bank or other debt financing,
•	equity financing,
•	strategic relationships, and/or
•	other means

At December 31, 2010, we had substantial convertible debt outstanding with maturities over the next eighteen months.

We had approximately $1.2 million in convertible debt at December 31, 2010. Subsequent to December 31, 2010, we amended the maturity dates for several of the debt instruments, resulting in maturities ranging from January 2012 through June 2012. Currently, we do not have the capability to repay these obligations when they become due, and will either need to generate appropriate cash flows from operations, raise additional capital from other sources or negotiate with the debt holder to extend the maturity to allow us to commercialize our business plan and further generate the necessary capital for ultimate repayment. If we are unable to do this, we will be forced to curtail or cease operations.

Our independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for the transition period ended December 31, 2010 and for the fiscal years ended September 30, 2010 and 2009, based on the significant operating losses and a lack of external financing.  Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

Our products are new and, to date, have limited exposure and acceptance in the marketplace.  If our products do not receive market acceptance, our ability to execute our business plan most likely will be adversely affected.

Although earlier versions of our structural composite railroad crossties, I-beams and bridge decking were sold by Polywood, Inc. several years ago, only a limited amount of our other products, including our fire retardant composite railroad ties, have been sold and are relatively new and untested in the marketplace.  Potential customers may be resistant to trying new untested products, such as ours.  If our products do not receive market acceptance, our ability to commercialize our business plan most likely will be adversely affected.

Our business is highly reliant on third-party manufacturers. If one or more third-party manufacturers that we engage do not meet our manufacturing requirements, our ability to manufacture and subsequently sell our products will be materially impaired.

We plan on relying on third-parties to manufacture our products and have entered into agreements with several third-parties, as well as entering discussions with others, to manufacture our products. Consequently, we are dependent on third-party outsourcing for the manufacture of our products. Our business is dependent upon our retention of manufacturers and the development and deployment by third-parties of their manufacturing abilities. There can be no assurance that we will obtain the requisite manufacturers or, once retained, that these manufacturers will be able to meet our manufacturing needs in a satisfactory and timely manner, or that we can obtain additional manufacturers when and if needed. Although we believe there are a number of potential manufacturers available, if we are unable to retain manufacturers quickly or cost effectively, our ability to manufacture and sell our products will be materially impaired. Our reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the manufacturing process, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements. Although we believe that these manufacturers will have an economic incentive to perform such manufacturing for us, the amount and timing of resources to be devoted to these activities is not within our control, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, an interruption in supply from one or more of such manufacturers, or the inability to obtain additional manufacturers when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to develop substantial sales and marketing capabilities, we most likely will not be able to generate adequate sales.

Initially, sales and marketing has been conducted by our senior management team, who through their prior activities, have backgrounds and relationships in our industry. In the future, we may utilize a joint venture business strategy in certain markets in order to maximize profitability in a timely and efficient manner. Alternatively, with incremental funding, we may hire sales and marketing staff, additional engineers and supporting staff and implement a detailed marketing program. However, there can be no assurance that we will be successful in entering into joint ventures or developing a sales and marketing force or that our sales and marketing efforts will be successful.

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

Because our competitors may have greater financial, marketing and research and development resources, we may not be able to successfully compete in our markets.

We compete with traditional construction material suppliers and we believe several composite companies, which offer polymer composite products that compete in our market.  Most of our potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of structural plastic products similar or superior to our technology, which may result in our products becoming less competitive or obsolete. Competition from other companies, and possibly from universities and research institutions, may increase as advances in technology are made.

We depend upon senior management and key personnel. Any loss of their services could negatively affect our business. Our failure to retain and attract such personnel could harm our business, operations and product development efforts.

Our success will depend to a significant extent, on the performance of our senior management team, and others who we may hire. To the extent that the services of any of our key personnel become unavailable, we will be required to retain other qualified persons. We may not be able to find a suitable replacement for any such person. The loss of the services of key persons could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2010, we had outstanding options, warrants and convertible debentures that, when exercised and converted, could result in the issuance of up to approximately 10 million additional shares of Common Stock.  In addition, our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. To the extent that outstanding options, warrants and convertible debentures or similar instruments or convertible preferred stock issued in the future are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our Common Stock.   Thus, the rights of the holders of Common Stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

Subsequent to December 31, 2010 and through April 21, 2011, we issued 759,773 shares of our 10% Convertible Preferred Stock which is convertible into 6,078,184 shares of Common Stock.

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

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, formal procedures and segregation of duties necessary to ensure that adequate review of our financial statements and notes thereto is performed, and have concluded that our internal control over financial reporting is not effective as of December 31, 2010. These material weaknesses and our remediation plans are described further in Item 9A, "Controls and Procedures" of this Report. Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

Item 2. Properties

We lease approximately 2,100 square feet of office space in New Providence, New Jersey pursuant to a three-year lease agreement for office space which provides for an initial monthly lease payment of $3,356 with customary annual increases.  These premises serve as our corporate headquarters. The initial term of the lease expires on October 31, 2012 and the lease provides one renewal option for an additional three-year term.

Prior to the Merger, we had leased approximately 2,500 square feet of office space in San Antonia, Texas pursuant to a five-year lease agreement which provided for an initial monthly lease of approximately $3,500, with customary annual increases. Effective January 1, 2009, we sublet the space for a monthly sublet fee of $2,000 through the expiration of the underlying lease on December 31, 2011.

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

Item 4.  [Removed & Reserved]

PART II.

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2010, there were approximately 1,271 registered holders of our Common Stock, and there were 23,305,704 shares of our Common Stock outstanding.  Our Common Stock has been traded on the Over-the-Counter Bulletin Board since June 1, 2007.  From June 1, 2007 to August 3, 2008, our Common Stock was traded under the symbol “ANLT”, and then following the name change, since August 4, 2008, the date of the reverse split, our Common Stock was traded under the symbol “AXIH”.  From April 3, 2007, until June 11, 2007, our Common Stock was traded on the OTC Pink Sheets.  Prior to April 3, 2007, our Common Stock was traded on the NASDAQ Capital Market.  Our business changed to that of Axion’s on March 20, 2008, the date of the merger.  The following table sets forth the high and low bid quotations for our Common Stock (on a post-reverse split basis) as reported on the Over-the-Counter Bulletin Board by quarter during each of our last two fiscal years.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

April 1, 2011 to April 29, 2011	$1.38	$1.12
Three months ended March 31, 2011	2.10	0.91

Three-months ended December 31, 2010	$1.10	$0.80

Year Ended September 30, 2010:
First quarter	$3.20	$2.10
Second quarter	3.10	1.55
Third quarter	1.80	0.66
Fourth quarter	1.29	0.75

Year Ended September 30, 2009:
First quarter	$1.50	$0.75
Second quarter	1.20	0.85
Third quarter	1.17	0.80
Fourth quarter	3.25	0.65

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

Axion is the exclusive licensee of revolutionary patented technologies developed for the production of structural plastic products such as railroad ties, bridge infrastructure components, marine pilings and bulk heading.  We believe these technologies, which were developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics into structural products which are more durable and have a substantially greater useful life than traditional products made from wood, steel and concrete.  In addition, we believe our recycled composite products will result in substantial reduction in greenhouse gases and also offer flexible design features not available in standard wood, steel or concrete products.

The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements.  The accompanying consolidated financial statements represent those of Axion for all periods prior to the consummation of the Merger.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the US. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.

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

Our business encompasses the production and sale of structural plastic products (made from recycled plastic waste) and include products such as railroad ties, pilings, I-beams, T-beams, and various size boards including a tongue and groove design that are utilized in multiple engineered design solutions such as rail track, rail and tank bridges (heavy load), pedestrian/ park and recreation bridges, marinas, boardwalks and bulk heading to name a few. Typically, customers are billed based on terms of their purchase order which are generally upon delivery.

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

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Three-Month Periods Ended December 31, 2010 and 2009

Revenue. We did not recognize any revenue during the three-month period ended December 31, 2010 compared to revenue of approximately $302,500 during the three-month period ended December 31, 2009. Revenue of approximately $252,000 was recognized during the three-month period ended December 31, 2009 related to engineering and production efforts pursuant to an order for the demolition and construction of two bridges on the US Army base at Fort Eustis, in Virginia. The remaining revenue recognized during that period primarily pertains to the sale of railroad ties and other construction activities.

In 2011, we anticipate entering the next phase of our development.  Over the past several years, we have focused on advancing the development of our technology and products.  As proof-of-concept, we have completed the deployment of our products across multiple customers, applications and industries. During the three-month period ended December 31, 2010 we began the process of taking our products to mass markets and we have commenced our sales efforts of our railroad ties and other recycled structural composite products to railroads and other public- and private-sector buyers. Our strategic focus is on the continued growth of sales, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

Costs of Sales. For the three-month period ended December 31, 2009, our costs of sales were approximately 81% of sales. Because we continue in the early stages of commercial activities, our historical costs of sales may not be indicative of the costs of sales in the future.

Our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with our third-party manufacturing arrangements. During the three-month period ended December 31, 2010, we focused on identifying and evaluating various sources of raw materials as well as locations, processes and methods in which to manufacture our products.

Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency with which we plan and execute our manufacturing processes.  With proper funding, we will procure additional molds, thereby increasing manufacturing through put.

Research and Development. We continue to work with our scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products. Research and development expenses increased to approximately $43,000 for the three-month period ended December 31, 2010 as compared to approximately $27,000 for the corresponding period in 2009.  We anticipate our research and development expenses may fluctuate significantly in the future as projects and products are identified and decisions made to either pursue or not.

Marketing and Sales. We incurred marketing and sales expenses of approximately $71,000 during the three-month period ended December 31, 2010 compared to approximately $105,000 for the corresponding period in 2009. As the focus to date has been on advancing our technology and products, we have not incurred significant expenses in marketing and sales effort.  During the three-month period ended December 31, 2010, we began to increase this effort and anticipate incurring significant market and sales expenses in the near future. The strategy we employ in reaching out to our target markets whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by out-licensing our technology to others, will have a significant effect of our marketing and sales expenses.

General and Administrative. During the three-month period ended December 31, 2010 we incurred approximately $1,926,000 in general and administrative expenses which compares to approximately $2,462,000 for the three-month period ended December 31, 2009. For both periods, the expenses primarily represent the costs incurred by our senior management team, administrative support provided to them, and the services of consultants to advise and assist with our strategic and financial plan activities.  During the three-month periods ended December 31, 2010 and 2009, we incurred approximately $1,313,000 and $1,475,000, respectively in stock-based compensation expense in the form of shares or our common stock or warrants, issued to consultants.

We anticipate we will continue to use stock-based compensation when compensating consultants and others, in certain situations. In addition, we anticipate as we continue to grow our business, our general and administrative expenses will increase.

Depreciation and Amortization. Depreciation and amortization of our property, plant and equipment for the three-month periods ended December 31, 2010 and 2009 were comparable at approximately $74,000 versus $64,000, respectively.

Interest Expense and Amortization of Debt Discount. Interest expense related to our convertible debentures and notes was approximately $27,000 and $25,000 for the three-month periods ended December 31, 2010 and 2009, respectively. At the time of issuance, we recorded discounts on these convertible debentures and notes primarily due to the imbedded conversion features and related warrants issued in conjunction with the debt instruments. These discounts are amortized over the term of the underlying convertible debenture or note, and totaled approximately $134,000 and $10,000 for the three-month periods ended December 31, 2010 and 2009, respectively.

Income Taxes. We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2010. Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, we have not recorded an income tax benefit from inception through December 31, 2010.

Years Ended September 30, 2010 and 2009

Revenue. For the years ended September 30, 2010 and 2009 we recognized revenue of $1,560,633 and $1,374,961, respectively.  During the year ended September 30, 2010, we fulfilled the orders for two bridges at Ft. Eustis, in Virginia, for which we recognized approximately $988,000 of revenue. In addition, we also recorded sales of railroad ties and assorted other products of approximately $561,000, including $257,000 from one customer, during that same period.  During the year ended September 30, 2009, we recognized approximately $784,000 in revenue associated with two bridges and recorded sales of railroad ties of approximately $591,000.

During the past several years, we have focused on advancing the development of our technology and products, including quality manufacturing processes and methods and product enhancements and we have initiated the deployment of these products in a proof-of-concept manner, across multiple customers, applications and industries. Our focus has recently changed and is now on the commercial sale of our products, including railroad tie products and components for bridges and other structures.

Costs of Sales. Cost of sales amounted to $1,504,095 and $995,218 for the years ended September 30, 2010 and 2009, respectively, resulting in gross margins of $56,538 and $379,743, respectively. The lower gross profit for the year ended September 30, 2010 was a result of being in the early stages of our manufacturing and commercial activities and included, among other factors, inefficient manufacturing processes and methods and costs of additional materials supplied to the bridge projects. Because we are in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the pricing of products, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Research and Development. Research and development costs totaled $242,605 and $467,133 for the fiscal years ended September 30, 2010 and 2009, respectively. This decrease reflects the completion of multiple projects with emphasis on product development, prototype molds and other products.  During the fiscal year ended September 30, 2009 we initiated or continued studies with Rutgers University and other third parties to enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

As we encounter new and innovative product solutions for our customers, we anticipate continuing and possibly expanding our research and development efforts.

Marketing and Sales.  Marketing and selling expenses decreased to $358,402 for the year ended September 30, 2010 from $497,961 for the year ended September 30, 2009. The decrease was primarily due to more emphasis on fulfilling our projects and contracts and less emphasis and personnel effort on building our sales pipeline.

Subsequent to September 30, 2010, we hired senior staff with substantial experience in the design, building and execution of a commercial strategic plan and anticipate marketing and sales expenses to increase significantly in the future.

General and Administrative.  General and administrative costs totaled $5,620,137 and $3,398,509 for the fiscal years ended September 30, 2010 and 2009, respectively. This increase was primarily due to stock-based compensation in the form of shares and warrants issued to consultants. During fiscal year ended September 30, 2010 we recorded approximately $2.3 million in charges related to the issuances of shares of our Common Stock or warrants providing the right to purchase shares of our Common Stock at a predetermined price in the future. We are evaluating the use of shares of our Common Stock and warrants as compensation for consultants and other service providers, and may or may not continue the process in the future.

Depreciation and Amortization. Depreciation and amortization totaled $268,006 in the year ended September 30, 2010 compared to $179,547 in the fiscal year ended September 30, 2009.  This increase primarily reflects our increased investments made in our inventory of molds and the related depreciation.

Interest Expense. Interest expense recognized during the fiscal years ended September 30, 2010 and 2009 was approximately $672,000 and $589,000, respectively. The increase in interest expense resulted from increased amortization of discounts recorded on the notes during the fiscal year ended September 30, 2010.

Debt Conversion Expense - During the fiscal year ended September 30, 2009 we incurred approximately $1.0 million of debt conversion expense associated with the conversion and restructuring of several debentures. There were no corresponding conversions or restructurings during the fiscal year ended September 30, 2010.

Income Taxes. We have unused net operating loss carry forwards, which included losses incurred from inception through September 30, 2010. Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, no income tax benefit from inception through September 30, 2010 has been recorded.

Liquidity, Capital Resources and Plan of Operations

 At December 31, 2010 we had approximately $1.1 million in current assets and $1.8 million in current liabilities resulting in a working capital deficit of $0.7 million, which compares to a working capital deficit of $0.6 million at September 30, 2010.

Subsequent to December 31, 2010, we were able to finalize amendments to certain of our convertible debentures, which among other amended terms, extended the maturity dates into 2012. Of $1,182,500 in principal amount of convertible debt at December 31, 2010, $172,500 is due by January 31, 2012, $300,000 is due in February 2012, $300,000 is due in March 2012 and $350,000 is due in May 2012.  The remaining $60,000 convertible note was converted upon maturity in February 2011.

We used approximately $575,000 and $1,270,000 in our operating activities during the three-month periods ended December 30, 2010 and 2009, respectively.  Financing activities, consisting primarily of the sale of shares of our Common Stock, have generated net cash proceeds net of repayments, totaling approximately $474,000 and $396,000 during the three-month periods ended December 30, 2010 and 2009, respectively. Our ability to pay principal and interest on our outstanding debt and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and/or our ability to raise capital. The timing and amount of our financing needs will be highly dependent on the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

We will need to raise additional capital through equity or debt financing over the next twelve months in order to fund our planned operations, including our minimum royalty commitment, and repay, further restructure or refinance our debt obligations. Subsequent to December 31, 2010 and through April 21, 2011, we have raised approximately $7,598,000 through the sale of our 10% Convertible Preferred Stock.

Our current operating plans for the next fiscal year are to enhance and significantly expand or manufacturing capabilities to meet our customer commitments, expand our marketing and sales capabilities to enhance and expand our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we will have raised additional funds through the issuance of our 10% Convertible Preferred Stock, there can be no assurance that we will achieve our financing needs or if it will be available, or if available, that such financing will be upon terms acceptable to us. Please see the Risk Factor “We are dependent on our ability to raise capital from external funding sources.  If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations” in “Item 1A.  Risk Factors” above.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in pages F-1 through F-24 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

Item 9.  Changes in and Disagreements with Accountants in Accounting and Financial Disclosures.

(None)

Item 9A. Controls and Procedures

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that as of December 31, 2010, our internal controls over financial reporting were not effective due to the following material weaknesses:

•
Insufficient time for newly engaged personnel to provide for adequate segregation of duties surrounding the approval, processing and recording of transactions, the proper recording of complex transactions, independent review of journal entries and account analyses, an adequate monitoring program and a robust risk assessment function.

•	Missing or non-operating controls and procedures over the recording of stock-based compensation transactions, allocation of production costs, and the preparation of account analyses.
•	Insufficient formal documentation of accounting policies and procedures to ensure continued operating effectiveness.

During the three-month period ended December 31, 2010, management engaged experienced accounting personnel, at both the chief financial officer and the controller positions who will focus in the near term on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. Periodically, management will assess the need for additional accounting resources as the business develops.  Effective November 11, 2010, Mr. Donald Fallon was hired as our Chief Financial Officer to replace Mr. Gary Anthony who resigned to pursue other business opportunities.  In addition, the Company engaged an accountant on a part-time basis.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accountanting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

During the three-month period ended December 31, 2010, management engaged experienced accounting personnel, at both the chief financial officer and the controller positions who will focus in the near term on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. Periodically, management will assess the need for additional accounting resources as the business develops

There were no other material changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our three-month period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company
Michael Dodd	40	Director
Donald Fallon	57	Chief Financial Officer and Treasurer
Anthony Hatch	51	Director
Perry Jacobson	51	Chairman, Board of Directors
Peter Janoff	55	Director
James Kerstein	52	Chief Technology Officer and Director
Steven Silverman	46	President, Chief Executive Officer and Director

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

James J. Kerstein. Mr. Kerstein was appointed Chief Technology Officer, effective January 18, 2011 and has served as one of our directors since March 30, 2008. Prior to January 18, 2011, Mr. Kerstein had been our Chief Executive Officer since March 30, 2008, the date upon which we acquired Axion International, Inc. pursuant to the Merger.  He had served as the Chief Executive Officer of Axion since 2007.  Prior to that, Mr. Kerstein was the President of Plast-O-Matic Valves Inc., a privately-held manufacturer of high end polymer valves focused on the semiconductor and wastewater industries from December 2004 through May 2007.  From 1996 to 2004, he was the founder, Chief Executive Officer, President and Chairman of Polywood, Inc., a manufacturer of recycled plastic resins utilizing the Rutgers University developed technologies for the production of structural plastic products.  Mr. Kerstein is credited as a co-inventor on multiple patents dealing with formulations and uses of recycled plastics. Mr. Kerstein received a BBA in Accounting from George Washington University and a Master’s degree in Human Resources Management Development from Chapman University.

Steven Silverman. Effective January 18, 2011, Mr. Silverman was appointed Chief Executive Officer. Prior to that, on October 11, 2010, Mr. Silverman assumed the position of President and Chief Operating Officer of Axion International Holdings, Inc., and on November 2, 2010, he was appointed to our board of directors. Mr. Silverman served as Executive Vice President of Archbrook Laguna, LLC (“Archbrook”) from 2006 until he joined the Company and as Vice President of Operations and Business Development of Archbrook from 2000 until 2005.   From 1997 until 2000, he was Archbrook’s Vice President of Sales.  Archbrook is a total solution provider supplying consumer electronics and computer products to retailers through state-of-the-art logistical services.  As Executive Vice President, Mr. Silverman was responsible for developing and implementing strategic corporate policy as well as the day-to-day operational management of Archbrook.  As Vice President of Operations and Business Development, Mr. Silverman assumed a diverse range of strategic and operational functions, with a focus on business development. Mr. Silverman received a B.S. in Business Administration from Widener University in 1986.

Background and Qualifications of Directors.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the our business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience, industry-specific and otherwise, in the manufacturing, recycled plastics, transportation, finance and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy. The Board annually reviews the composition and size of the Board so that the Board consists of members with the proper expertise, qualifications, attributes, skills, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during the year ended December 31, 2010, we did not receive copies of such reports for the following events we are aware of:

o	Bradley Love – award of option for 150,000 shares on August 26, 2010
o	Michael Dodd – appointment to the board of directors, effective September 20, 2010
o	Michael Dodd – award of stock option pursuant to a plan, effective October 14, 2010
o	Alan Siegel – resignation from the Board of Directors, effective November 2, 2010
o	Miles Slater – resignation from the Board of Directors, effective November 2, 2010
o	Bradley Love – resignation from the Board of Directors, effective November 2, 2010
o	Peter Janoff – appointment to the Board of Directors and award of stock options pursuant to a plan, effective November 11, 2010
o	Donald Fallon – appointment as Chief Financial Officer, effective November 11, 2010
o	Anthony Hatch – appointment to the Board of Directors and award of stock options pursuant to a plan, effective December 6, 2010

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

Audit Committee

Peter Janoff is sole member of the Audit Committee of the Board of Directors. Mr. Janoff is an independent director and a financial expert. Prior to Mr. Janoff’s appointment to the audit committee, Lori Jones was the sole member of the committee and was not deemed an independent director.

The Audit Committee charter was filed as Appendix B to our Proxy on September 28, 2010.

Compensation Committee

The Compensation Committee of the Board of Directors was established at its meeting on  January 18, 2011 and is co-chaired by Michael Dodd and Peter Jacobson.

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

Summary Compensation Table
Name and				Option	All other
Principal Position	Year	Salary	Bonus	Awards	Compensation		Total

James Kerstein	2010	$208,000	$-	$-	$10,200	(1)	$218,200
Chief Executive Officer	2009	208,000	-	-	10,200	(1)	218,200

Marc Green (2)	2010	73,848	-	-	-		73,848
Former President and Treasurer	2009	120,000	-	-	-		120,000

Steven Silverman (3)	2010	33,654		243,996			277,650
President and Chief Operating Officer

(1) Includes an automobile allowance in the amount of $850.00 per month.
(2) Mr. Green resigned as President and Treasurer in May 2010.
(3) Mr. Silverman was appointed President and Chief Operating Officer on September 23, 2010

Employment Agreements

James Kerstein

January 2008 Agreement

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

In addition, Mr. Kerstein was awarded options to purchase 16 shares of Common Stock of Axion at an exercise price of $1.00 per share.  As a result of the Merger and the reverse stock split, such options were automatically converted into the right to purchase 762,076 shares of Common Stock of the Company, at an exercise price of $0.00002 per share.  The options are exercisable for a term of five years, of which (i) 190,519 shares vest upon Axion achieving annual revenues of $10,000,0000, (ii) 285,779 shares vest upon Axion achieving annual revenues of $15,000,000 and (iii) 285,778 shares vest upon Axion achieving annual revenues of $25,000,000; provided, all of the options vest in the event of (i) a change of control, as defined in his employment agreement, (ii) termination of Mr. Kerstein’s employment by Axion without cause, as defined in his employment agreement, or (iii) termination of Mr. Kerstein’s employment by Mr. Kerstein  for good reason, as defined in the employment agreement.

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

December 2008 Amendment

Mr. Kerstein’s agreement was amended in December 2008 solely for the purpose of making it more compliant with provisions of Section 409A of the Internal Revenue Code that took effect on December 31, 2008.

Steven Silverman

September 2010 Agreement

Axion entered into an employment agreement, dated September 23, 2010, with Mr. Silverman that provides for his employment with Axion as President and Chief Operating Officer. Under the terms of the employment agreement, Mr. Silverman receives annual base compensation in the amount of $175,000, which will be increased to the following amounts upon reaching the following revenue milestones: (i) $250,000 upon Axion achieving $10,000,000 in sales during any fiscal year (“1st Milestone”), (ii) $300,000 upon Axion achieving $15,000,000 in sales during any fiscal year (“2nd Milestone”), and (iii) $375,000 upon Axion achieving $25,000,000 in sales during any fiscal year (“3rd Milestone”).  Mr. Silverman is also entitled to receive benefits (including health insurance) provided to other senior executives.

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

Donald Fallon

Pursuant to the terms of our engagement letter with him, effective November 11, 2010, Mr. Fallon was appointed chief financial officer and is compensated on a part-time hourly basis. In addition, Mr. Fallon was appointed Treasurer, effective January 18, 2011.

Compensation of Directors

The following table shows compensation to all directors, who were not also employees or officers of the Company, during the year ended December 31, 2010.

Compensation of Directors

Name	Option Awards	All Other Compensation	Total
Bradley Love (1) (3)	$152,857	$-	$152,857
Perry Jacobson (2)	43,860		43,860
Michael Dodd (3)	113,660		113,660
Perry Jacobson (3)	113,660		113,660
Peter Janoff (3)	119,032		119,032
Anthony Hatch (3)	118,464		118,464

(1)	Mr. Love was a member of our board of directors from March 2010 until October 2010
(2)	Mr. Jacobson was compensated for recruiting assistance he provided to the Company.
(3)	Each director that is not an officer or employee of the Company received an option to acquire 150,000 shares of Common Stock, pursuant to the 2010 Stock Plan.

Outstanding Equity Awards at December 31, 2010
Option Awards

Name	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
James Kerstein (1)	762,076	$0.00002	1/1/2013
Peter Jacobson (2)	50,000	1.20	10/13/2015
Peter Jacobson (3)	150,000	1.20	9/20/2015
Michael Dodd (3)	150,000	1.20	9/20/2015
Steve Silverman (4)	1,000,000		11/4/2017
Peter Janoff (3)	150,000	1.20	11/11/2013
Anthony Hatch (3)	150,000	1.20	12/6/2015

(1)
The options are exercisable for a term of five years, of which (i) 190,519 shares vest upon Axion achieving annual revenues of $10 million, (ii) 285,779 shares vest upon Axion achieving annual revenues of $15 million and (iii) 285,778 shares vest upon Axion achieving annual revenues of $25 million.

(2)	Pursuant to the terms of the warrant agreement, such warrants vest immediately upon award.
(3)
Pursuant to the terms of the option agreement, such options vest and become exercisable as to 50,000 shares immediately upon award, as to the second 50,000 shares, one year later and as to the final 50,000 shares two years later. The Option Term, as defined, commences on the date such option vests and becomes exercisable and expires no later than the third anniversary thereof.

(4)
Pursuant to the terms of the option agreement, such option is exercisable for a term of seven years, of which (i) an option to purchase up to 150,000 of Common Stock at $1.05 per share is immediately exercisable, (ii) an option to purchase an additional 100,000 shares of Common Stock  at $1.25 per share is exercisable on October 11, 2011, (iii) an option to purchase an additional 250,000 shares of Common Stock at $1.50 per share is exercisable upon the Company achieving the 1st Milestone, as defined, (iv) an option to purchase an additional 250,000 shares of Common Stock  at $1.75 per share upon the Company achieving the 2nd Milestone, as defined, and (v) an option to purchase an additional 250,000 shares of Common Stock at $2.50 per share upon the Company achieving the 3rd Milestone, as defined.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our Common Stock beneficially owned as of April 29, 2011, by each of our directors, each of our executive officers, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to own beneficially more than 5% of the outstanding shares of our Common Stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o Axion International Holdings, Inc., 180 South Street, Suite 104, New Providence, New Jersey 07974.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
James Kerstein, CTO and Director (2)	2,000,450	6.6%
Perry Jacobson, Chairman of Board (3)	388,575	1.3%
Steven Silverman, CEO and Director (4)	150,000	*
Michael Dodd, Director (5)	50,000	*
Anthony Hatch, Director (5)	50,000	*
Peter Janoff, Director (5)	50,000	*
Donald Fallon, CFO and Treasurer	-	-
All directors and officers as a group (7 persons) (6)	2,689,025	8.8%
* Less than 1% of outstanding shares.

(1)
As of April 29, 2011, we had 30,087,329 equivalent shares of common stock outstanding, comprising 24,009,145 shares of Common Stock and 759,773 shares of 10% Convertible Preferred Stock, convertible into 6,078,184 shares of common stock. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

(2)	Excludes options to purchase 762,076 shares of common stock, which options have not yet vested.

(3)
Includes options and warrants to purchase 100,000 shares of common stock and excludes options to purchase 100,000 shares of common stock which have not vested. Also includes 12,500 shares of 10% Convertible Preferred Stock, convertible into 100,000 shares of common stock.

(4)	Includes options to purchase 150,000 shares of common stock and excludes options to purchase 850,000 shares of common stock which have not vested.

(5)	Includes options to purchase 50,000 shares of common stock and excludes options to purchase 100,000 shares of common stock which have not vested.

(6)	Includes options and warrants to purchase 400,000 shares of common stock and excludes options to purchase 2,012,076 shares of common stock which have not vested.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders	1,305,000	$1.24	5,190,856
Equity compensation plans not approved by security holders (1) (2) (3)	2,183,761	$0.89	-
Total	3,488,761	$1.02	5,190,856

(1)
Pursuant to the terms of an employment agreement with our Chief Executive Officer, granting a right to purchase up to one million shares of Common Stock, of which the option for the purchase of 500,000 shares was awarded under a plan which was not approved by our shareholders. Such option is exercisable for a term of seven years, of which (i) an option to purchase 250,000 shares of Common Stock at $1.75 per share upon the Company achieving the 2nd Milestone, as defined, and (ii) an option to purchase an additional 250,000 shares of Common Stock at $2.50 per share upon the Company achieving the 3rd Milestone, as defined.

(2)
Includes an option pursuant to an employment agreement with our founder and Chief Technology Officer, granting the right to purchase 762,076 shares of Common Stock, at an exercise price of $0.00002 per share, under the terms of a certain performance-based stock option.

(3)	Includes options to purchase 921,685 shares of Common Stock with exercise prices ranging from $0.04 to $1.15, pursuant to individual arrangements.

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

Pursuant to his appointment to the board of directors, on June 23, 2010, Mr. Love was granted an option to purchase 150,000 shares of common stock at $1.22 per share.  The option expires five years from date of issuance and the option vests as to 50,000 shares immediately, and the remaining 100,000 shares vest in equal parts one year and two years after grant.

Item 14.  Principal Accountant Fees and Services.

RBSM LLP served as our independent registered public accounting firm for the three-month period ended December 31, 2010 and Jewett, Schwartz, Wolfe and Associates served as our independent registered public accounting firm for fiscal years ended September 30, 2010 and 2009.

Audit Fees. For the Transition Period October 1, 2010 through December 31, 2010, RBSM LLP has billed us a total of $15,000 for professional services rendered for the audit of our consolidated financial statements for the period stipulated.

For fiscal years ended September 30, 2010 and 2009, Jewett, Schwartz, Wolfe and Associates billed us a total of $44,500 and $44,500, respectively for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings.

Audit-Related Fees. For the three months ended December 31, 2010, RBSM LLP did not perform or bill us for any audit-related services. For fiscal years ended September 30, 2010 and 2009, Jewett, Schwartz, Wolfe and Associates did not perform or bill us for any audit-related services.

Tax Fees. For the three months ended December 31, 2010, RBSM LLP did not perform or bill us for any tax related services. For fiscal year ended September 30, 2010 and 2009, Jewett, Schwartz, Wolfe and Associates billed us a total of $0 and $15,000 for professional services rendered for tax compliance.

All Other Fees. RBSM LLP and Jewett, Schwartz, Wolfe and Associates did not perform or bill us for any services other than those described above for the three months ended December 31, 2010 and fiscal years ended September 30, 2010 and 2009, respectively.

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

2.2	Certificate of Merger of the Merger Sub and Axion, dated March 20, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 26, 2008)

3.1	Articles of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18, (Registration No. 2-93108-D))

3.2	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.3	Amendment to By-laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

3.4	Articles of Amendment, filed July 21, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2008)

3.5	Certificate of Designation of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2011)

4.1
Securities Purchase Agreement dated as of November 24, 2006, among the Company and the Purchasers named therein, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2006)

4.2
Form of the Company’s Amended and Restated 13% Secured Convertible Debenture due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2008)

4.3
Form of Company’s 10% Secured Convertible Debenture due March 11, 2011, with form of Warrant as an exhibit (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on October 1, 2009)

10.1	Analytical Surveys, Inc. Year 2003 Stock Option Plan and form of agreement (incorporated by reference to the Company’s Proxy Statement dated July 21, 2003). (1)

10.2
Registration Rights Agreement entered into as of November 24, 2006, among the Company and the Purchasers, (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated November 30, 2006).

10.3
Amendment and Waiver Agreement entered into as of September 30, 2007, among the Company and the Purchasers of the 13% Secured Convertible Debenture due November 24, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 3, 2007).

10.4
Amendment and Waiver Agreement entered into as of December 31, 2007, among the Company and the Purchasers of the 13% Secured Convertible Debenture due November 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2008).

10.5
Employment Agreement, dated as of January 1, 2008, between James Kerstein and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2008). (1)

10.6
Letter Agreement, dated December 6, 2007, between Regal Capital, LLC and Axion International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 26, 2008).

10.7
Assignment and Amendment Agreement, dated March 20, 2008, among the Assignors named therein, ADH Ventures, LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 26, 2008).

10.8
License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2008) (2)

10.9
Securities Purchase Agreement, dated September 25, 2008, by and among, Thor United Corp., Berkshire International Finance, Divash Capital Partners LLC and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed January 13, 2009)

10.10
December 2008 Amendment to Employment Agreement between James Kerstein and Axion International, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed January 13, 2009) (1)

10.11
Securities Purchase Agreement, dated as of January 9, 2009, by and between the Company and Insight Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009).

10.12
Form of Securities Purchase Agreement, dated as of September 25, 2009, by and between the Company and Purchaser, with Warrant (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed October 1, 2009)

10.13
Delivery Order Authorizations dated October 29,2009 issued by Centennial Contractors Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed November 12, 2009)

10.14
Form of Securities Purchase Agreement dated as of November 16, 2009 by and between the Company and Purchaser, with Warrant (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed November 20, 2009)

10.15	September 2009 Engagement Agreement and Warrant with Bradley C. Love (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to Form S-1 dated April 19, 2010)

10.16
Employment Agreement, dated September 23, 2010, between Steven Silverman and Axion International Holdings, Inc. (1) (incorporated by reference to  Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on January 12, 2011

10.17	Form of Subscription Agreement for private placement of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2011)

22.1	Subsidiaries of the Company *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certification of Chief Executive Officer *

32.2	Section 906 Certification of Chief Financial Officer *

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

Date:	May 2, 2011	By:	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date:	May 2, 2011
		By:	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ Steven Silverman	Chief Executive Officer and Director	May 2, 2011
Steven Silverman	(principal executive officer)

/s/ Donald Fallon	Chief Financial Officer	May 2, 2011
Donald Fallon	(principal financial and accounting officer)

/s/ James Kerstein	Chief Technology Officer and Director	May 2, 2011
James Kerstein

/s/ Michael Dodd	Director	May 2, 2011
Michael Dodd

/s/ Anthony Hatch	Director	May 2, 2011
Anthony Hatch

/s/ Perry Jacobson	Director	May 2, 2011
Perry Jacobson

/s/ Peter Janoff	Director	May 2, 2011
Peter Janoff

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of and for the Three Months Ended December 31, 2010 and as of and for the Years Ended September 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axion International Holdings, Inc.
New Providence, NJ

We have audited the accompanying consolidated balance sheet of Axion International Holdings, Inc. (the "Company") as of  December 31, 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three month period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion International Holdings, Inc. as of December 31, 2010, and the results of their operations and their cash flows for the three month period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 3 to the accompanying financial statements, the Company has incurred significant operating losses in current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
May 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of
 Axion International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Axion International Holdings, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in consolidated stockholders' equity (deficit) and cash flows for the years ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Jewett, Schwartz, Wolfe and Associates

Hollywood, Florida
January 11, 2011

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	September 30,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$785,612	$886,896	$1,257,516
Accounts receivable	22,529	409,292	314,027
Inventories	140,594	130,453	76,533
Prepaid expenses	149,902	64,727	1,915
Total current assets	1,098,637	1,491,368	1,649,991

Property and equipment, net	86,654	160,372	306,347

Other long-term and intangible assets:
License, at acquisition cost,	68,284	68,284	68,284
Deposits	10,713	10,713	10,713
	78,997	78,997	78,997

Total assets	$1,264,288	$1,730,737	$2,035,335

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$1,045,312	$1,102,882	$546,920
Accrued liabilities	186,163	277,935	357,172
Notes payable	12,985	38,695	14,000
Current portion of convertible debentures, net of discount	580,140	657,420	253,795
Total current liabilities	1,824,600	2,076,932	1,171,887

Convertible debentures, net of discount	303,960	92,894	157,347

Total liabilities	2,128,560	2,169,826	1,329,234

Commitments and contingencies	-	-	-

Stockholders' (deficit) equity:
Additional paid-in capital and common stock, no par value; authorized, 100,000,000 shares; 23,305,704, 22,854,037 and 19,243,669 shares issued and outstanding at December 31, 2010,and September 30, 2010 and 2009, respectively	17,818,336	15,968,740	10,009,677
Accumulated deficit	(18,682,608)	(16,407,829)	(9,303,576)
Total stockholders' (deficit) equity	(864,272)	(439,089)	706,101

Total liabilities and stockholders' (deficit) equity	$1,264,288	$1,730,737	$2,035,335

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,	Year ended September 30,	Year Ended September 30,
	2010	2010	2009

Revenue	$-	$1,560,633	$1,374,961

Cost of goods sold	-	1,504,095	995,218
Gross profit	-	56,538	379,743

Operating expenses:
Research and development costs	43,066	242,605	467,133
Marketing and sales	71,086	358,402	497,961
General and administrative expenses	1,925,595	5,620,137	3,398,509
Depreciation and amortization	74,194	268,006	179,547
Total operating costs and expenses	2,113,941	6,489,150	4,543,150

Loss from operations	(2,113,941)	(6,432,612)	(4,163,407)

Total other expense :

Interest expense, net	27,052	107,276	113,438
Amortization of debt discount	133,786	564,365	475,744
Debt conversion expense	-	-	1,006,826
Total other expense	160,838	671,641	1,596,008

Loss before income taxes	(2,274,779)	(7,104,253)	(5,759,415)

Provision for income taxes	-	-	-

Net loss	$(2,274,779)	$(7,104,253)	$(5,759,415)

Weighted average common shares - basic and diluted	23,042,108	20,752,217	15,873,361

Basic and diluted net loss per share	$(0.10)	$(0.34)	$(0.36)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, October 1, 2008	13,978,136	$3,029,334	$(3,544,161)	$(514,827)

Private placements of common stock	3,115,055	3,205,343	-	3,205,343
Shares issued pursuant to conversion of debenture and interest accrued thereon	1,330,621	1,355,327	-	1,355,327
Shares issued pursuant to exercise of options	297,857	-	-	-
Stock-based compensation	522,000	1,453,404	-	1,453,404
Warrants issued in connection with debt instruments		820,238	-	820,238
Recognition of beneficial conversion features		146,031	-	146,031
Net loss			(5,759,415)	(5,759,415)

Balance, September 30, 2009	19,243,669	10,009,677	(9,303,576)	706,101

Private placement of common stock	1,761,340	2,664,260	-	2,664,260
Shares issued pursuant to conversions of debentures and accrued interest	1,005,330	647,716	-	647,716
Shares issued pursuant to exercise of warrants	18,972	-	-	-
Stock-based compensation	824,726	2,285,184	-	2,285,184
Warrants issued in connection with debt instruments		152,463	-	152,463
Recognition of beneficial conversion feature		209,440	-	209,440
Net loss		-	(7,104,253)	(7,104,253)

Balance, September 30, 2010	22,854,037	15,968,740	(16,407,829)	(439,089)

Private placement of common stock	416,667	500,000		500,000
Stock issued for services	35,000	36,750		36,750
Stock-based compensation		1,312,846		1,312,846
Net loss			(2,274,779)	(2,274,779)

Balance, December 31, 2010	23,305,704	$17,818,336	$(18,682,608)	$(864,272)

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2010	2010	2009

Cash flow from operating activities:
Net loss	$(2,274,779)	$(7,104,253)	$(5,759,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	74,195	268,005	179,547
Accretion of interest expense on convertible debentures	133,786	564,364	475,745
Debt conversion expense	-	-	1,006,826
Issuance of common stock and warrants for financial obligations	1,349,596	2,952,443	1,526,905
Changes in operating assets and liabilities:
Accounts receivable	386,763	(95,265)	(314,027)
Inventories	(10,141)	(53,920)	33,882
Prepaid expenses and other	(85,175)	(62,812)	(19,675)
Accounts payable & accrued liabilities	(149,342)	476,725	314,849
Net cash used in operating activities	(575,097)	(3,054,713)	(2,555,363)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(477)	(122,030)	(145,289)
Net cash used in investing activities	(477)	(122,030)	(145,289)

Cash flows from financing activities:
Proceeds from short term notes		63,126	1,124,000
Issuance of common stock, net of expenses	500,000	2,371,428	3,205,343
Issuance of convertible debenture		710,000	500,000
Repayment of notes and convertible debentures	(25,710)	(338,431)	(1,010,000)
Net cash provided by financing activities	474,290	2,806,123	3,819,343

Net (decrease) increase in cash	(101,284)	(370,620)	1,118,691
Cash and cash equivalents at beginning of period	886,896	1,257,516	138,825
Cash and cash equivalents at end of period	$785,612	$886,896	$1,257,516

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,773	$69,469	$8,821
Common stock issued for consulting services	36,750	1,758,024	562,810
Conversion of notes	-	278,236	275,000
Warrants issued in connection with debt	-	147,515	820,238

See accompanying notes to consolidated financial statements.

AXION INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (“Holdings”), formerly Analytical Surveys, Inc., was formed in 1981 to provide data conversion and digital mapping services to users of customized geographic information systems.  In fiscal 2006, Holdings acted upon its belief that it would not be able to sustain the operations of its historical business and focused on completing its long-term contracts that would generate cash, sold certain operations and briefly transitioned its principal business into that of an independent oil and gas enterprise.  In May 2007, Holdings terminated its oil and gas executives and took steps to reduce expenses and commitments in oil and gas investments.

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

On January 18, 2011, the Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. This form 10-KT is a transitional report for the three month period ended December 31, 2010.

(b)	Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(c)	Property and Equipment

Equipment and leasehold improvements are recorded at cost and are depreciated and amortized using the straight-line method over estimated useful lives of three to ten years.  Repairs and maintenance are charged directly to operations as incurred.

The Company’s property and equipment consists of the following:

	December 31, 2010	September 30, 2010	September 30, 2009
Property, equipment, and leasehold improvements, at cost:
Equipment	$13,754	$13,754	$9,838
Machinery and equipment	520,512	520,035	406,639
Purchased software	56,404	56,404	56,404
Furniture and fixtures	13,090	13,090	9,322
Leasehold improvements	950	950	29,300
	604,710	604,233	511,503
Less accumulated depreciation	(518,056)	(443,861)	(205,156)
Net property and leasehold improvements	$86,654	$160,372	$306,347

Depreciation expense included as a charge to income was $74,194, $268,006 and $179,547 for the three months ended December 31, 2010, and for the fiscal years ended September 30, 2010 and 2009 respectively.

(d)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of December 31, 2010, and September 30, 2010 and 2009 we had not established an allowance for doubtful accounts.

(e)	Inventories

Inventories are priced at the lower of cost or market and consist primarily of production materials and finished goods.  No material adjustment has been made to the cost of finished goods inventories as of December 31, 2010 and September 30, 2010 and 2009.

	December 31, 2010	September 30, 2010	September 30, 2009

Finished goods	$104,754	$108,001	$46,731
Production materials	35,840	22,452	29,802
Total inventories	$140,594	$130,453	$76,533

(f)	Revenue and Cost Recognition

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

In most cases, we receive a purchase order from our customer specifying the products requested and delivery instructions. We recognize revenue upon our delivery of the products specified in the purchase order. Our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with our third-party manufacturing arrangements.  Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency with which we plan and execute our manufacturing processes.

In those certain instances where we may enter into a contract to provide both products and services, customers are billed based on the terms included in the contracts, which are generally upon delivery of products ordered or services provided, or achievement of certain milestones defined in the contracts.  When billed, such amounts are recorded as accounts receivable.  Revenue earned in excess of billings represents revenue related to services completed but not billed, and billings in excess of revenue earned represent billings in advance of services performed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and depreciation costs.  Losses on contracts are recognized in the period such losses are determined.  We do not believe warranty obligations on completed contracts are significant.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

(g)	Income Taxes

We use the asset and liability method of accounting of income taxes pursuant to the provisions of FASB ASC 740 “Income Taxes”, which establishes deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On November 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) as codified in ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is “more-likely-than-not” (defined as a substantiated likelihood of more than 50%), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the “more-likely-than-not” recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that the we have taken.

If a tax position does not meet the “more-likely-than-not” recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the statements of operations and we are required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as a component of the provision for income taxes which is consistent with our historical accounting policy. Differences between amounts taken in a tax return and amounts recognized in the financial statements are considered unrecognized tax benefits. We believe that we have a reasonable basis for each of our filing positions and intend to defend those positions if challenged by the IRS or another taxing jurisdiction. If the IRS or other taxing authorities do not disagree with our position, and after the statute of limitations expires, we will recognize the unrecognized tax benefit in the period that the uncertainty of the tax position is eliminated.

As of December 31, 2010 and September 30, 2010, we did not have any tax issues that required disclosure or recognition under FIN 48.

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

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our Common Stock as determined using the treasury stock method. For the three months ended December 31, 2010 and the years ended September 30, 2010 and 2009, there were no dilutive effects of such securities because we incurred a net loss in each period.  Potential dilutive common shares issuable under our convertible instruments, and warrant and option agreements amounted to 10,006,520, 8,501,300 and 6,359,699, as of December 31, 2010, September 30, 2010 and 2009, respectively.

(k)	Fair value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  Our adoption of these provisions did not have a material impact on our consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have no financial assets and liabilities that are recurring, at fair value at the three months ended December 31, 2010 and the years ended September 20, 2010 and 2009.

(l)	Concentration of Credit Risk

We maintain our cash primarily within one major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000 from time to time and were approximately $739,000 at December 31, 2010.   We have not incurred losses related to these deposits and we regularly monitor all of the banks where we have deposit accounts and the respective balances.

(m)	Operating Cycle

In accordance with industry practice, we include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

(n)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

(2)	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact our consolidated results of operations, cash flows or financial positions.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(3)	Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, we have negative working capital of $725,963, a stockholders’ deficit of $864,272 and have accumulated losses to date of approximately $18,683,000.  These matters raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.   In addition to the $500,000 raised in the three months ended December 31, 2010, we are seeking additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure the eventual profitability of the Company.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

(4)	Intangibles and Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, and export products made using patent applications owned by Rutgers University(“Rutgers”).  We are using these patented technologies in the production of structural plastic products such as railroad crossties, bridge infrastructure, utility poles, marine pilings and bulk heading.

We paid approximately $32,000 and issued 714,447 shares of our Common Stock as consideration to Rutgers.  We had estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.  We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and is tested for impairment on an annual basis

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.  We did not pay for any patent defense costs to Rutgers, for the three months ended December 31, 2010 or for the years ended September 30, 2010 and 2009. Royalties incurred and payable to Rutgers, for the three months ended December 31, 2010 and for the years ended September 30, 2010 and 2009 totaled $80,000, $60,000 and $23,762, respectively. In addition to consulting fees for research and development performed at Rutgers, we also pay annual membership dues to AIMPP, a department of Rutgers.

(5)	Accrued liabilities

The components of accrued liabilities are:

	December 31, 2010	September 30, 2010	September 30, 2009

Payable to insurer for legal settlement	$100,000	$100,000	$100,000
Refundable oil and gas receipts	-	67,146	129,334
Accrued interest	54,852	39,896	76,644
Accrued payroll	23,642	70,312	-
Other	7,669	581	51,194
Total accrued liabilities	$186,163	$277,935	$357,172

(6)	Debt

The components of debt are summarized as follows:

		December 31,	September 30,	September 30,
	Due	2010	2010	2009

8.75% convertible debenture	December 2010	$172,500	$172,500	$172,500
9% convertible debentures			-	278,236
10% convertible debentures	February 2011	500,000	500,000	500,000
10% convertible debenture	March 2011	100,000	100,000	100,000
7% convertible note	May 2012	350,000	350,000
10% convertible note	February 2011	60,000	60,000	-
Subtotal – principal		1,182,500	1,182,500	1,050,736
Debt discount		(298,400)	(432,186)	(639,594)
		884,100	750,314	411,142
Less, current portion		580,140	657,420	253,795
		$303,960	$92,894	$157,347

Our 8.75% convertible debenture was issued during the year ended September 30, 2008 pursuant to a debt modification, resulting in debt conversion expense charged during that year. Subsequent to December 31, 2010 the Company extended the maturity date to January 31, 2012 (See Note 15).

Our 9% convertible debentures were issued during the year ended September 30, 2008 pursuant to debt modifications, resulting in debt conversion expense charged during that year.  In March 2010, the debentures were converted, prior to their maturity dates and in accordance with their terms, into an aggregate of 927,453 shares of common stock.  The unamortized debt discount pertaining to these debentures, amounting to $12,488 in the aggregate, was charged to interest expense upon conversion.

In September 2009, pursuant to Securities Purchase Agreements, we received $600,000 and issued to three accredited investors an aggregate of 600,000 units comprised of (i) one dollar of principal amount of our 10% convertible debenture and (ii) three 3-year common stock purchase warrants for five hundred thousand of units, and one three-year common stock purchase warrant for one hundred thousand units, all exercisable at $0.90 per share, for the subscription price of $1.00 per unit. The debentures are due in February and March 2011, may be converted, at the option of the holder into restricted common shares of the Company at the conversion price of $0.90 per share, and earn interest, at the holder’s election, in cash at the rate of 10% or in shares of Common Stock at the rate of 12%.  The debentures are secured on a parri passu basis by a court judgment rendered in favor of the Company in the action entitled Analytical Surveys, Inc. v. Tonga Partners, L.P., Cannell Capital, LLC, and Carlo Cannell, Civil Action No. 06-cv-2692, pending in the U.S. District Court, Southern District of New York.  The total of the calculated fair value of the warrants and the intrinsic value of beneficial conversion features contained in the debentures exceeded the proceeds received.  Accordingly, the Company recorded a discount on the debentures limited to the principal value of the debentures, which is being amortized to interest expense through the maturity dates.  For the three months ended December 31, 2010, we recognized $100,000 in interest expense resulting from the amortization of the discount on the debentures. The unamortized discount on these debentures at December 31, 2010 was approximately $72,000. Subsequent to December 31, 2010 the Company extended the maturity dates to June 30, 2012 (See Note 15).

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

In May 2010, we issued a 7% two-year note in the amount of $350,000, convertible at the rate of $1.20 per share, together with 41,667 shares of our common stock and a five-year warrant to purchase 166,667 shares of our common stock at an exercise price of $1.40 per share.  Of the total proceeds received, we allocated $50,000 to the shares of Common Stock. Approximately $148,000 of the note proceeds was attributed to the warrant, based upon the relative fair values of the note, shares of Common Stock and warrant, as determined using the Black-Scholes pricing model, and we also allocated approximately $161,000 of the proceeds to the beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded these amounts as an additional discount on the debenture.  The discount is being amortized to interest expense through the scheduled maturity date of the note. For the three months ended December 31, 2010, we recognized approximately $39,000 in interest expense resulting from the amortization of the discount on the debentures. The unamortized discount on this note at December 31, 2010 was approximately $219,000.

In August 2010, we issued a 10% short-term note in the amount of $60,000, convertible at the rate of $1.05 per share and a five-year warrant to purchase 28,571 shares of our Common Stock at an exercise price of $1.35 per share. Since the exercise price of the warrant was more than the market price of our Common Stock as reported on the OTC Bulletin Board on the date of issuance, no note proceeds were allocated to the warrant. Since the conversion price of the note was less than the reported market price of our Common Stock as reported on the OTC Bulletin Board on the date of issuance, we allocated $3,429 of the proceeds to the beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as a discount on the note.  The note discount is amortized to interest expense through the maturity date of the note. For the three months ended December 31, 2010, we recognized approximately $11,000 in interest expense resulting from the amortization of the discount on the note. The unamortized discount on this note at December 31, 2010 was approximately $8,000.

Each of the debentures or notes above contains features that allows us to redeem the debt instrument prior to their scheduled due dates under certain circumstances.  In certain events of default by us, the holders may generally require the Company to redeem the debt instruments at 120% of their principal amounts or their conversion value.  Based on the life of the notes and the likelihood and effect of substantive exercise of these provisions, we have determined that these features have minimal value.

During the three months ended June 30, 2010, a former holder of a convertible note claimed that additional compensation was payable by the Company in the form of warrants related to a note conversion in 2008.  The Company determined that issuance of additional warrants based on the claim was justified and charged $292,962, representing the fair value of the two-year warrant for the purchase of 287,500 shares of Common Stock based on the Black-Scholes pricing model, to general and administrative expenses during the fiscal year ended September 30, 2010.

(7)	Stockholder’s Equity

We are authorized to issue up to 100,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 23,305,704 shares of Common Stock issued and outstanding at December 31, 2010.  We have not issued any shares of Preferred Stock through December 31, 2010. We may issue shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Pursuant to plans approved by our shareholders, through December 31, 2010 we have granted options to purchase 1,305,000 shares of Common Stock and may grant options for up to an additional 5,190,856 shares of Common Stock. We also may issue up to an additional 921,685 shares of Common Stock pursuant to grants of options which were awarded outside our approved plans and an additional 1,262,076 shares of Common Stock pursuant to options that were awarded pursuant to an individual performance-based arrangement.

From inception through December 31, 2010, we have issued shares of Common Stock to our founders, partners, and investors as follows:

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

During March 2010, the remaining 9% convertible debentures of $278,236 were converted, prior to their maturity dates and in accordance with their terms, into an aggregate of 927,453 shares of common stock.  The unamortized discount pertaining to these debentures of $12,488 was charged to interest expense upon conversion.

During May 2010, the Company issued 300,000 shares of its common stock to a consultant for services performed for the Company. The shares had a fair value of $450,000 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board and that fair value was recognized in general and administrative expenses in the three months ended June 30, 2010.

During May 2010, we sold 41,667 shares of common stock for proceeds of $50,000.

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

During the three months ended June 30, 2010, a former holder of a convertible note claimed that additional compensation was payable by the Company in the form of warrants related to a note conversion in 2008.  The Company determined that issuance of additional warrants based on the claim was justified and charged $292,962, representing the fair value of the two-year warrant for the purchase of 287,500 shares of Common Stock based on the Black-Scholes pricing model, to general and administrative expenses during the fiscal year ended September 30, 2010.

During July 2010, we issued 50,000 shares of our common stock to a consultant for services performed in regards to the Company’s strategic planning and financing activities. The shares had a fair value of $50,000 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board and that fair value was recognized in general and administrative expenses during the year ended September 30, 2010.

During the fiscal year ended September 30, 2010, we issued 77,877 shares of Common Stock to certain holders of our convertible debentures in exchange for interest accrued in lieu of cash payments of $76,518.

During the fiscal year ended September 30, 2010, we recognized $142,145 of consulting expenses representing the fair value of certain options, based on the Black-Scholes pricing model, granted in prior fiscal years.

During the fiscal year ended September 30, 2010, the Company issued 18,971 shares of common stock upon cashless exercise of certain warrants.

Pursuant to the terms of a letter agreement executed in October 2010, we issued 35,000 shares of common stock to a consultant to assist us in raising capital. The shares had a fair value of $36,750 at issuance based on the quoted market price of the Company’s stock on the OTC Bulletin Board and that fair value was recognized in general and administrative expenses in the three months ended December 31, 2010

During the three months ended December 31, 2010, we received $500,000, and issued units consisting of an aggregate of 416,667 shares of common stock and five-year warrants to purchase 208,333 shares of common stock at an exercise price of $1.40 per share. A warrant to purchase 33,333 shares of common stock was issued as a finder’s fee in regards to these transactions and had a fair value of $28,321 at issuance based on the Black-Scholes pricing model, and such fair value was charged to general and administrative expenses during the period.

The following table sets forth the number of shares of Common Stock that were issuable upon exercise of outstanding warrants as of December 31, 2010.  Net share settlement is available to warrant holders.

	Three Months Ended		Fiscal Year Ended		Fiscal Year Ended
	December 31, 2010		September 30, 2010		September 30, 2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding at beginning of period	5,374,563	$1.44	3,122,446	$1.51	426,446	$4.89
Granted during the period	381,666	1.42	2,277,117	1.33	2,696,000	0.98
Exercised during the period	-		(25,000)	0.87		0.01
Cancelled during the period	(426,446)	4.89			-
Outstanding at end of the period	5,329,783	$1.16	5,374,563	$1.44	3,122,446	$1.51

Exercisable at end of period	5,329,783	$1.16	5,086,563	$1.47	3,092,446	$1.52

(8)	Stock–based compensation

We have two nonqualified stock option plans approved by shareholders with 5,190,856 shares remaining available for grant as of December 31, 2010.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the awards during the three months ended December 31, 2010 – (i) no dividend yield, (ii) expected volatility of between 120.4% and 140.7%, (iii) risk-free interest rates of between 0.63% and 1.77%, and (iv) expected lives of between three years and seven years.

The following table summarizes all of our stock option activity for the three months ended December 31, 2010 and the fiscal years ended September 30, 2010 and 2009:

	Three Months Ended		Fiscal Year Ended		Fiscal Year Ended
	December 31, 2010		September 30, 2010		September 30, 2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding at beginning of period	1,938,761	$ 0.61	2,219,799	$ 0.47	1,218,114	$ -
Granted during the period	1,600,000	1.53	150,000	1.22	1,301,685	0.81
Exercised during the period	-		-		(300,000)	0.01
Cancelled during the period	(50,000)	1.13	(431,038)	0.13	-
Outstanding at end of the period	3,488,761	$ 1.02	1,938,761	$ 0.61	2,219,799	$ 0.47

Exercisable at end of period	1,326,685	$ 1.01	892,724	$ 0.97	646,057	$ 0.91

We previously issued an option pursuant to an employment agreement with our Chief Technology Officer, granting the right to purchase 762,076 shares of Common Stock, at an exercise price of $0.00002 per share, under the terms of a certain performance-based stock option. The right to exercise the option is based on our achievement of specific sales levels on an annual basis.  To date, we have not met the sales levels stipulated in this option.

During the three months ended December 31, 2010, we issued an option pursuant to an employment agreement with our Chief Executive Officer, granting the right to purchase 1,000,000 shares of Common Stock, under the terms of a certain performance-based stock option. The right to exercise 750,000 of the options is based on our achievement of specific sales levels on an annual basis.  To date, we have not met the sales levels stipulated.

The following table summarizes options outstanding at December 31, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Options outstanding	3,488,761	$1.02	4.0 years	$819,900
Options vested and exercisable	1,326,685	1.01	3.3 years	80,702
Unvested options expected to vest	2,162,076	1.03	4.5 years	739,198

(9)	Income Taxes
We have not recorded any income tax expense or benefit from inception to December 31, 2010 due to our substantial operating losses and the valuation allowance applied against our deferred tax assets.

Income tax benefit attributable to loss before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 40% to loss before income taxes as a result of the following:

	December 31,	September 30,	September 30,
	2010	2010	2009
Current:
Federal	$-	$-	$-
State		-	-
	$-	$-	$-

Increase in valuation allowance	(1,400,000)	(1,500,000)	(1,000,000)
Benefit of operating loss carry forward	1,400,000	1,500,000	1,00,000
Provision (benefit) for income taxes, net	$-	$-	$-

	December 31,	September 30,	September 30,
	2010	2010	2009

Statutory federal income tax rate	40.0%	40.0%	40.0%
Increase in valuation allowance	(40.0)%	(40.0)%	(40.0)%
Effective tax rate	-%	-%	-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.

At December 31, 2010, the Company has available net operating loss carry forwards of approximately $9,800,000 that expire through 2030.

The net deferred tax assets and liabilities are comprised of the following:

	December 31,	September 30,	September 30,
	2010	2010	2009
Deferred tax assets
Current	$-	$-	$-
Non-current	3,900,000	2,500,000	1,000,000
	3,900,000	2,500,000	1,000,000
Less valuation allowance	(3,900,000)	(2,500,000)	(1,100,000)
Net deferred income tax asset	$-	$-	$-

(10)	Commitments and Contingencies

Operating leases

We lease approximately 2,000 square feet of office space in New Providence, New Jersey pursuant to a three-year lease agreement for office space which provides for an initial monthly lease payment of $3,356 with customary annual increases.  These premises serve as our corporate headquarters. The initial term of the lease expires on October 31, 2012 and the lease provides one renewal option for an additional three-year term.  Facility rent expense totaled approximately $14,000, $67,200 and $44,000 for the three months ended December 31, 2010, and the years ended September 30, 2010 and 2009, respectively.

Prior to the Merger, we had leased approximately 2,500 square feet of office space in San Antonia, Texas pursuant to a five-year lease agreement which provided for an initial monthly lease of approximately $3,500, with customary annual increases. Effective January 1, 2009, we sublet the space for a monthly sublet fee of $2,000 through the expiration of the underlying lease on December 31, 2011.  Facility rent expense, net of sublet payments received was approximately $10,000, $22,000 and $26,000 for the three months ended December 31, 2010, and for the years ended September 30, 2010 and 2009, respectively.

Future minimum rental payments through the remainder of the initial lease terms, net of sublet:

Year ending December 31, 2011	$66,000
Year ending December 31, 2012	$37,000

Litigation

In April 2006, we commenced an action against Tonga Partners, L.P. (“Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted us summary judgment against Tonga for disgorgement of short-swing profits in the amount of $4,965,898.  The defendants are appealing from the order granting the summary judgment.

We are also subject to various other routine litigation incidental to our business. We do not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

(11)	Related Party Transactions

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

(12)	Transition Period Comparative Data (Unaudited)

The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which in our opinion, are necessary for a fair presentation of such financial statements.

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
Revenue	$-	$302,541
Cost of goods sold	-	246,040
Gross profit	-	56,501

Operating expenses:
Research and development costs	43,066	26,615
Marketing and sales	71,086	105,040
General and administrative expenses	1,925,595	2,461,600
Depreciation and amortization	74,194	64,364
Total operating costs and expenses	2,113,941	2,657,619

Loss from operations	(2,113,941)	(2,601,118)

Total other expense :
Interest expense, net	27,052	25,214
Amortization of debt discount	133,786	9,572
Total other expense	160,838	34,786

Loss before income taxes	(2,274,779)	(2,635,904)

Provision for income taxes	-	-

Net loss	$(2,274,779)	$(2,635,904)

Weighted average common shares - basic and diluted	23,042,108	19,550,964

Basic and diluted net loss per share	$(0.10)	$(0.13)

Consolidated Statements of Cash Flows

	For the Three Months Ended December 31,	For the Three Months Ended December 31,
	2010	2009

Cash flow from operating activities:
Net loss	$(2,274,779)	$(2,635,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	74,195	64,364
Accretion of interest expense on convertible debentures	133,786	9,572
Issuance of common stock and warrants for financial obligations	1,349,596	1,475,089
Changes in operating assets and liabilities:
Accounts receivable	386,763	11,206
Inventories	(10,141)	(228,395)
Prepaid expenses and other	(85,175)	(5,585)
Accounts payable & accrued liabilities	(149,342)	39,759
Net cash used in operating activities	(575,097)	(1,269,894)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(477)	(45,430)
Net cash used in investing activities	(477)	(45,430)

Cash flows from financing activities:
Issuance of common stock, net of expenses	500,000	410,000
Repayment of notes and convertible debentures	(25,710)	(14,000)
Net cash provided by financing activities	474,290	396,000

Net (decrease) increase in cash	(101,284)	(919,324)
Cash at beginning of period	886,896	1,257,516
Cash at end of period	$785,612	$338,192

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,773	$-
Common stock issued for consulting services	36,750	-

(13)	Subsequent Events

(a)
Subsequent to December 31, 2010, we sold $7,597,730 of our 10% Convertible Preferred Stock to accredited investors. Pursuant to this transaction, we issued 759,773 shares of 10% Convertible Preferred Stock  In addition, we paid $735,478 and we’re obligated to issue warrants to purchase 57,560 shares of 10% Convertible Preferred Stock, to certain broker-dealers.

(b)
Subsequent to December 31, 2010, we amended our 8.75% convertible debenture, originally due on December 31, 2010 in the principal amount of $172,500, to extend the maturity date to January 31, 2012. In addition, we agreed:

•	to eliminate our ability to pay interest in shares of our common stock in lieu of cash;
•	to eliminate our ability to optionally redeem the debenture;
•	to amend the terms of our right to force conversion of the debenture when the volume weighted average price for any 30-day trading period exceeds $2.50 from originally $0.80; and
•	that we would be allowed to pay dividends on any financing transaction entered into between the effective date of the amendment and April 30, 2011.

(c)
Subsequent to December 31, 2010, we amended our 10% convertible debentures, originally due in February and March 2011 in the aggregate principal amount of $600,000, to extend the maturity dates to June 30, 2012.  In addition, we agreed :

•
that effective March 1, 2011, the interest rate would increase to 15% if paid in cash and to 18% if paid with shares of common stock, at the rate of one share of common stock for each $0.60 of interest from $0.90 of interest;

•	to decrease the Conversion Price to $0.60 from $0.90;
•	to amend the terms of our right to force conversion of the debenture when the volume weighted average price for any 30-day trading period exceeds $2.50 from originally $2.00;
•	that we would be allowed to pay dividends or distributions on any of our equity securities; and
•
that effective for each month after March 2011, we would issue a three-year warrant to purchase shares of our common stock for $0.90 per share, equal to 5% of the outstanding principal on the final day of that month.

(d)	Subsequent to December 31, 2010, the holder of our 10% convertible note, due February 10, 2011, converted principal plus accrued interest into 60,000 shares of our Common Stock.