Form 10-Q
period 2011-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2011-05-18
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of May 18, 2011 was 24,009,145.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$882,784	$785,612
Accounts receivable	212,582	22,529
Inventories	412,266	140,594
Prepaid expenses	131,716	149,902
Total current assets	1,639,348	1,098,637

Property and equipment, net	138,045	86,654

Other long-term and intangible assets:
License, at acquisition cost,	68,284	68,284
Deposits	10,713	10,713
	78,997	78,997

Total assets	$1,856,390	$1,264,288

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$971,710	$1,045,312
Accrued liabilities	165,482	186,163
Notes payable	3,594	12,985
Current portion of convertible debentures, net of discount	85,714	580,140
Total current liabilities	1,226,500	1,824,600
Convertible debentures, net of discount	342,526	303,960

Total liabilities	1,569,026	2,128,560

Commitments and contingencies	-	-

10% Convertible preferred stock, no par value; authorized 880,000 shares; 156,498 issued and outstanding at March 31, 2011, net	1,098,462	-

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 24,009,145 and 23,305,704 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	19,801,401	17,818,336
Accumulated deficit	(20,612,499)	(18,682,608)
Total stockholders' deficit	(811,098)	(864,272)
Total liabilities and stockholders' deficit	$1,856,390	$1,264,288

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

	March 31, 2011	March 31, 2010

Revenue	$190,887	$402,693
Cost of goods sold	275,389	459,472
Gross margin	(84,502)	(56,779)

Operating expenses:
Research and development costs	73,395	45,267
Marketing and sales	59,061	141,307
General and administrative expenses	1,438,629	1,304,001
Depreciation and amortization	40,084	65,791
Total operating costs and expenses	1,611,169	1,556,366

Loss from operations	(1,695,671)	(1,613,145)

Other expense, net:
Interest expense, net	30,080	21,403
Amortization of debt discount	204,140	44,404
Total other expense, net	234,220	65,807

Loss before provision for income taxes	(1,929,891)	(1,678,952)

Provision for income taxes	-	-
Net loss	(1,929,891)	(1,678,952)
Accretion of preferred dividends	(3,859)	-
Net loss attributable to common shareholders	$(1,933,750)	$(1,678,952)

Weighted average common shares - basic and diluted	23,461,790	19,972,443

Basic and diluted net loss per share	$(0.08)	$(0.08)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH MARCH 31, 2011
(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2011	23,305,704	$17,818,336	$(18,682,608)	$(864,272)

Recognition of beneficial conversion features-10% Convertible Preferred Stock		300,476		300,476
Shares issued pursuant to conversion of debenture	60,000	63,000		63,000
Shares issued pursuant to exercise of warrants	294,115	200		200
Stock issued for services	342,567	484,308		484,308
Stock issued for interest payments	6,759	6,583		6,583
Stock-based compensation		532,357		532,357
Recognition of beneficial conversion features pursuant to modification of debt		600,000		600,000
Accretion of dividend		(3,859)		(3,859)
Net loss			(1,929,891)	(1,929,891)

Balance, March 31, 2011	24,009,145	$19,801,401	$(20,612,499)	$(811,098)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

	March 31, 2011	March 31, 2010

Cash flow from operating activities:
Net loss	$(1,929,891)	$(1,678,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	40,084	65,791
Accretion of interest expense on convertible debentures	204,140	44,404
Stock based compensation	1,026,248	1,064,310
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(190,053)	81,791
Inventories	(271,672)	(40,586)
Prepaid expenses and other	18,186	(236,981)
Accounts payable	(73,602)	191,485
Accrued liabilities	(20,681)	(69,987)
Net cash used in operating activities	(1,197,241)	(578,725)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(91,475)	(37,070)
Net cash used in investing activities	(91,475)	(37,070)

Cash flows from financing activities:
Proceeds from issuance of 10% convertible preferred stock, net	1,395,079	-
Proceeds from short term notes	-	300,000
Issuance of common stock, net of expenses	200	250,100
Repayment of notes	(9,391)	-
Net cash provided by financing activities	1,385,888	550,100

Net increase (decrease) in cash	97,172	(65,695)
Cash and cash equivalents at beginning of period	785,612	338,192
Cash and cash equivalents at end of period	$882,784	$272,497

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,947	$39,469
Conversion of notes	60,000	278,236
Non-cash financing activity:
Accretion of dividends on 10% convertible preferred stock	$3,859	$-

(See accompanying notes to the unaudited condensed consolidated financial statements.)

 AXION INTERNATIONAL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 1     Summary of Significant Accounting Policies

(a)           Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (“Holdings”), formerly Analytical Surveys, Inc., was formed in 1981.  In fiscal 2006, Holdings acted upon its belief that it would not be able to sustain the operations of its historical business and focused on completing its long-term contracts that would generate cash and sold certain operations.  In May 2007, Holdings terminated its executives and took steps to reduce expenses and commitments.

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

Our unaudited condensed consolidated financial statements include the accounts of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On January 18, 2011, the Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. We filed a transitional report for the three month period ended December 31, 2010 on Form 10-KT on May 2, 2011.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-KT filed with the SEC.

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

Our property and equipment is comprised of the following:

	March 31, 2011	December 31, 2010
Property, equipment, and leasehold improvements, at cost:
Equipment	$13,754	$13,754
Machinery and equipment	611,987	520,512
Purchased software	56,404	56,404
Furniture and fixtures	13,090	13,090
Leasehold improvements	950	950
	696,185	604,710
Less accumulated depreciation	(558,140)	(518,056)
Net property and leasehold improvements	$138,045	$86,654

Depreciation expense included as a charge to income was $40,084 and $65,791 for the three months ended March 31, 2011 and 2010, respectively.

(d)           Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of March 31, 2011 we did not provide an allowance for doubtful accounts.

(e)           Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials and finished goods. No material adjustment has been made to the cost of finished goods inventories as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010

Finished goods	$210,068	$104,754
Production materials	202,198	35,840
Total inventories	$412,266	$140,594

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

As of March 31, 2011 and December 31, 2010, we did not have any tax issues that required disclosure or recognition under FIN 48.

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

(j)           Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three months ended March 31, 2011 and 2010, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of March 31, 2011, we have 11,457,121 potential dilutive common shares issuable under our convertible instruments, warrant agreements and stock option plans.

(k)           Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  Our adoption of these provisions did not have a material impact on our consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have no financial assets and liabilities that are recurring, at fair value at March 31, 2011 and December 31, 2010.

(l)           Concentration of Credit Risk

We maintain our cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000 from time to time and were approximately $836,000 at March 31, 2011.  We have not incurred losses related to these deposits.  Our accounts receivable balance as of March 31, 2011 consists primarily of amounts due from a limited number of customers.

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

(o)           Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

Note 2    Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, we have working capital (current assets in excess of current liabilities) of $412,848, stockholders’ deficit of $811,098 and have accumulated losses to date of approximately $20,612,500.  These matters raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.   In addition to gross proceeds from the sale of our 10% Convertible Preferred Stock of approximately $1,500,000 in March 2011 and the sale of additional shares of our 10% Convertible Preferred Stock subsequent to March 31, 2011, we are seeking additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure the eventual profitability of the Company.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3    Accrued liabilities

The components of accrued liabilities are:

	March 31, 2011	December 31, 2010
Payable to insurer for legal settlement	$100,000	$100,000
Interest	45,207	54,852
Payroll	12,700	23,642
Other	7,575	7,669
Total accrued liabilities	$165,482	$186,163

Note 4    Debt

The components of debt are summarized as follows.

	Due	March 31, 2011	December 31, 2010
10% convertible note	February 2011	$-	$60,000
8.75% convertible debenture	January 2012	172,500	172,500
7% convertible note	May 2012	350,000	350,000
10% convertible debentures	June 2012	600,000	600,000
Subtotal - principal		1,122,500	1,182,500
Debt discount		(694,260)	(298,400)
		428,240	884,100
Less, current portion		85,714	580,140
		$342,526	$303,960

10% Convertible Note

On February 10, 2011 at maturity, the holder of our 10% convertible note converted the principal amount plus accrued interest into 60,000 shares of common stock. During the three month period ended March 31, 2011, we amortized the remaining discount of $7,638 to interest expense.

8.75% Convertible Debenture

Effective January 25, 2011, the holder of our 8.75% convertible debenture agreed to extend the maturity date to January 2012 and to amend a term which will now allow us to pay dividends on any financing transaction entered into between the effective date of the amendment and April 30, 2011. We agreed to eliminate our ability to pay interest on this debenture in shares of our common stock in lieu of cash and our ability to optionally redeem the debenture. We also agreed to amend the volume weighted average trading price at which we could force conversion to $2.50 from $0.80.

7% Convertible Note

In May 2010,   we issued a 7% two-year note in the amount of $350,000, convertible at the rate of $1.20 per share, together with 41,667 shares of our common stock and five-year warrants to purchase 166,667 shares of our common stock at an exercise price of $1.40 per share.  We allocated the total proceeds received to the shares and warrant, based upon the relative fair values of the note, shares and warrant, as determined using the Black-Scholes pricing model, and recorded these amounts as a discount on the note.  We also allocated a portion of the proceeds to a beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as an additional discount on the note.  The total discount, amounting to $350,000, is being amortized to interest expense on the interest method through the scheduled maturity date of the note. During the three month period ended March 31, 2011, we amortized $38,566 of the discount to interest expense, and the remaining unamortized discount of $179,974 at March 31, 2011 will be fully amortized at maturity in May 2012.

10% Convertible Debentures

Our 10% convertible debentures were issued under purchase agreements during the year ended September 30, 2009, together with warrants, for aggregate proceeds of $600,000.  The total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, exceeded the proceeds received.  Accordingly, we recorded a discount on the debentures equal to the principal amount of the debentures.  The recorded discount on these debentures is to be amortized to interest expense on the interest method through their scheduled maturity dates.

Effective January 14, 2011, the holders of our 10% convertible debentures, originally due in February and March 2011, agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. We agreed to amend the interest rate to 15% if paid in cash and to 18% (from 12%) if paid with shares of our common stock at the rate of one share of common stock for each $0.60 (from $0.90) of interest. We also agreed to reduce the conversion price, as defined, to $0.60, from $0.90 and to amend the volume weighted average trading price at which we could force conversion to $2.50 from $2.00. In addition, for each calendar month after March 2011 that these debentures remain outstanding, we will issue a warrant exercisable for three years for a number of shares of our common stock equal to the 5% of the outstanding principal divided by $0.90. These warrants will be exercisable at $0.90 per share.

Even though these modifications to our 10% convertible debentures resulted in less than 10% difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than 10%. We have therefore, accounted for the modification of these debentures as an extinguishment of the original debt and the establishment of new debt. Under the terms of the modified 10% convertible debentures, the total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, exceeded the proceeds received.  Accordingly, effective with the date of amendment, we recorded a discount on the debentures equal to the principal amount of the debentures.  The recorded discount on these debentures is to be amortized to interest expense on the interest method through their scheduled maturity dates.  In addition to the amortization of the remaining original discount at the effective date of the modifications, of $72,222, we amortized an additional $85,714 of the modified discount. The remaining unamortized discounts of $514,286 at March 31, 2011 will be fully amortized at maturity in June 2012

Note 5    Redeemable Preferred Stock

We have designated 880,000 shares of preferred stock as 10% Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has a stated value (the “Stated Value”) of $10.00 per share.  The Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the holder at the initial conversion rate of $1.25 per share of common stock (the “Conversion Rate”).  The holders of the Preferred Stock shall be entitled to receive dividends at the rate of ten percent (10%) per annum payable quarterly.  Dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock until all dividends have been paid in full on the Preferred Stock.  The dividends on the Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock.  The Preferred Stock is not subject to any anti-dilution provisions other than for stock splits and stock dividends or other similar transactions.  The holders of the Preferred Stock shall have the right to vote with our stockholders in any matter.  The number of votes that may be cast by a holder of our Preferred Stock shall equal the Stated Value of the Preferred Stock purchased divided by the Conversion Ratio.  The Preferred Stock shall be redeemable for cash by the holder any time after the three (3) year anniversary from the initial purchase.  The Preferred Stock may be converted into shares or our common stock by the holder at the Conversion Ratio (as adjusted from time to time).  The Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at least at $4.00 per share for sixty (60) consecutive trading days and during such sixty (60) day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

On March 22, 2011, we sold 156,498 shares of Preferred Stock at a price per share of $10, for gross proceeds of $1,564,980. Each share of Preferred Stock is convertible into eight (8) shares of common stock. We paid commissions, legal fees and other expenses of issuance of $169,901. Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of discount and accumulated dividends, has been classified as temporary equity on March 31, 2011.

We attributed a beneficial conversion feature of $300,476 to the Preferred Stock based upon the difference between the effective conversion price of those shares and the closing price of our common stock on the date of issuance, and has been recorded as a discount and deducted from the face value of the Preferred Stock.  The discount will be amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, since there is a deficit in retained earnings.

For the three months ended March 31, 2011 we have accrued dividends for the Preferred Stock in the amount of $3,859. The accrued dividends have been charged to additional paid-in capital, since there is a deficit in retained earnings and the net unpaid accrued dividends have been added to the carrying value of the Preferred Stock.

Note 6    Stockholder’s Equity

During the three month period ended March 31, 2011, we issued 80,067 shares of common stock to consultants for services performed. These shares were valued at $116,808, which approximated the fair value of the shares when issued.

We issued 262,500 shares of common stock, valued at $367,500 at date of issue pursuant to a sub-license agreement entered into during the three month period ended March 31, 2011.

We issued 6,759 shares of common stock during the three months ended March 31, 2011, in lieu of cash, as payment of accrued interest with a value at date of issue of $6,583.

At maturity in February 2011, we issued 60,000 shares of common stock upon conversion of our 10% Convertible Note, comprised of $60,000 of principal and $3,000 of accrued interest.

In March 2011, we received $200 and issued 20,000 shares of common stock upon exercise of a warrant.

Pursuant to the cashless exercise of warrants for 440,000 shares of common stock, we issued 274,115 shares of common stock.

Note 7    Warrants and Options

Warrants

From time to time, we compensate consultants with warrants to purchase shares of our common stock, in lieu of cash payments. The following table sets forth our warrant activity during the three months ended March 31, 2011. Net share settlement is available to warrant holders.

	Three Months Ended
	March 31, 2011
		Weighted-
		Average
	Number	Exercise
	of Shares	Price
Outstanding at beginning of period	5,329,783	$1.16
Granted during the period	101,926	1.00
Exercised during the period	(460,000)	0.60
Cancelled during the period	-
Outstanding at end of the period	4,971,709	$1.21

Exercisable at end of period	4,683,709	$1.23

We estimated the fair value of each warrant at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the warrants granted during the three months ended March 31, 2011 – (i) no dividend yield, (ii) expected volatility of between 112.6% and 128.5%, (iii) risk-free interest rates of between 1.08% and 2.37%, and (iv) expected lives of between three years and seven years.

During the three months ended March 31, 2011, we issued warrants to purchase 101,926 shares of our common stock at a weighted average exercise price of $1.00 per share to various consultants for services performed on our behalf. The warrants had a fair value of $312,689 at the date of grant based on the Black-Scholes pricing model, which was recognized in general and administrative expenses during the period.

Options

We have two nonqualified stock option plans approved by shareholders with 4,981,372 shares remaining available for grant as of March 31, 2011.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the awards during the three months ended March 31, 2011 – (i) no dividend yield, (ii) expected volatility of 129%, (iii) risk-free interest rates of between 1.97% and 2.29%, and (iv) expected lives of five years.

During the three months ended March 31, 2011, we issued options to purchase 315,000 shares of our common stock at exercise prices ranging from $1.40 to $1.85 per share to our employees. The right to exercise certain of these options is based on the optionee’s achievement of specific objectives. As of March 31, 2011, the likelihood of, and the date on which the optionee might achieve the objectives was not apparent, therefore the fair value was not estimated. The remaining options had a fair value of $219,810 at the date of grant based on the Black-Scholes pricing model, of which $129,722 was recognized in general and administrative expenses during the period. The remaining unamortized fair value of $90,089 will be recognized over the remaining vesting periods.

In addition, the fair value of certain options awarded in prior periods is being amortized over their vesting periods.  During the three months ended March 31, 2011, $89,946 was recognized in general and administrative expenses. The remaining unamortized fair value of $297,905 will be recognized over the remaining vesting periods.

The following table summarizes our stock option activity for the three months ended March 31, 2011:

	Three Months Ended
	March 31, 2011
		Weighted-
		Average
	Number	Exercise
	of Shares	Price
Outstanding at beginning of period	3,488,761	$1.02
Granted during the period	315,000	1.49
Exercised during the period	-	-
Cancelled during the period	-	-
Outstanding at end of the period	3,803,761	$1.06

Exercisable at end of period	1,401,685	$1.04

The following table summarizes options outstanding at March 31, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Options outstanding	3,803,761	$1.06	3.9 years	$1,383,216
Options vested and exercisable	1,401,685	1.04	3.1 years	359,274
Unvested options expected to vest	2,402,076	1.07	4.3 years	1,023,942

Note 8    Subsequent Events

Subsequent to March 31, 2011, we sold an additional $6,032,750 of our 10% Convertible Preferred Stock to accredited investors. Pursuant to these transactions, we issued 603,275 shares of 10% Convertible Preferred Stock.  In addition, we paid $611,480 and we’re obligated to issue warrants to purchase 58,353 shares of 10% Convertible Preferred Stock, to certain broker-dealers.

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

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is December 31, and our fiscal quarters end on March 31, June 30 and September 30. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “New Accounting Pronouncements” in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Results of Operations - Three-Month Periods Ended March 31, 2011 and 2010

Overview

Beginning during the three months ended December 31, 2010, we entered the next phase of our development. Having completed a number of commercially-engineered solution offerings over the past several years, we began refocusing our activities from a proof-of-concept demonstrator to a strategically focused sales-oriented growth company. Over the past several years, we had focused on advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began the process of taking our products to mass markets and we have commenced our sales efforts of our railroad ties and other recycled structural composite products to railroads and other public- and private-sector buyers. Our strategic focus is on the continued growth of sales, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline. During the three months ended March 31, 2011, we have increased our sales pipeline as a result of this new strategic growth initiative and we have multiple proposals in the quotation development phase as well as several in the review and negotiation phase.

During this same period, we focused on identifying and evaluating various sources of raw materials as well as locations, processes and methods in which to effectively and efficiently manufacture our products to meet the increased demand.  Because we continue in the early stages of commercial manufacturing activities, our costs of sales have been greater than we would expect. We fully anticipate as we advance our manufacturing processes and methods and continue to identify and partner with critical suppliers of raw materials and other production materials and services, our costs of sales will be at a more favorable level.

Revenue

We recognized revenue of approximately $191,000 and $403,000 during the three months ended March 31, 2011 and 2010, respectively. The revenue recognized during the three months ended March 31, 2011 was primarily from the sale of railroad ties. For the three months ended March 31, 2010, the revenue we recognized was the result of progress related to engineering and production efforts for the demolition and re-construction of two bridges on the US Army base at Fort Eustis, in Virginia which were completed by September 30, 2010.

In 2011, we entered the next phase of our development. Having completed a number of commercially engineered solution offerings over the past several years, we are now refocusing our activities from a proof-of-concept demonstrator to a strategically focused sales-oriented growth company. Over the past several years, we have focused on advancing the development of our technology and products.  As proof-of-concept, we have completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began the process of taking our products to mass markets and we have commenced our sales efforts of our railroad ties and other recycled structural composite products to railroads and other public- and private-sector buyers. Our strategic focus is on the continued growth of sales, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

Costs of Sales

For the three months ended March 31, 2011, our costs of sales were approximately $275,000 which was approximately $85,000 in excess of our sales for that period. During the period, our costs of sales were predominately comprised of the cost of raw materials and the costs and expenses associated with our third-party manufacturing arrangements. Included in cost of sales was approximately $38,000 in freight charges which we were not able to recapture as we launched our sales-oriented growth strategy.

For the three months ended March 31, 2010, our costs of sales were approximately $459,000, approximately $57,000 in excess of our revenue recognized for that period. Our costs of sales recognized during that period were related to engineering and production efforts for the demolition and re-construction of two bridges. We agreed to produce additional materials for the bridge projects based on site conditions encountered during the construction phase.  As a result of the additional production costs incurred, we adjusted our estimate of the total cost to complete the project and adjusted our recognized gross margin in the period accordingly. Because we were in the early stages of commercial activities, costs of these revenues were highly dependent on the pricing of individual contracts, concurrent production activities, the use of subcontractors and the timing and mix of product sales and services. These projects were the final commercially engineered solution offerings where we were focused on proof-of-concept, rather than product sales. We do not anticipate entering into these types of arrangements in the future.

Because we continue in the early stages of commercial activities, our historical costs of sales may not be indicative of the costs of sales in the future .

Research and Development

We continue to work with our scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products. Research and development expenses increased to approximately $73,000 for the three months ended March 31, 2011 as compared to approximately $45,000 for the corresponding period in 2010.  We anticipate our research and development expenses may fluctuate significantly in the future as projects and products are identified and decisions made to either pursue or not.

Marketing and Sales

We incurred marketing and sales expenses of approximately $59,000 during the three months ended March 31, 2011 compared to approximately $141,000 for the corresponding period in 2010. As the focus to date has been on advancing our technology and products, we have not incurred significant expenses in marketing and sales effort.  Recently we began to increase this effort and anticipate incurring significant marketing and sales expenses in the near future. The strategy we employ in reaching out to our target markets whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by out-licensing our technology to others, will have a significant effect on our marketing and sales expenses.

General and Administrative

During the three months ended March 31, 2011and 2010, we incurred approximately $1,439,000 and $1,304,000 in general and administrative expenses, respectively. For both periods, the expenses primarily represent the costs incurred by our senior management team, administrative support provided to them, and the services of consultants to advise and assist with our strategic and financial plan activities.  During the three months ended March 31, 2011 and 2010, we incurred approximately $952,000 and $838,000, respectively in amortization of stock-based compensation expense in the form of shares of our common stock or warrants, issued to consultants, employees or directors.

We anticipate we will continue to use stock-based compensation when compensating consultants and others, in certain situations. In addition, we anticipate as we continue to grow our business, our general and administrative expenses will increase.

Depreciation and Amortization

Depreciation and amortization of our property, plant and equipment for the three months ended March 31, 2011 and 2010 were comparable at approximately $40,000 versus $66,000, respectively.

Interest Expense and Amortization of Debt Discount

Interest expense related to our convertible debentures and notes was approximately $30,000 and $21,000 for the three months ended March 31, 2011 and 2010, respectively. At the time of issuance, we recorded discounts on these convertible debentures and notes primarily due to the imbedded conversion features and related warrants issued in conjunction with the debt instruments. These discounts are amortized over the term of the underlying convertible debenture or note, and totaled approximately $204,000 and $44,000 for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

We have unused net operating loss carry forwards, which included losses incurred from inception through March 31, 2011. Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, we have not recorded an income tax benefit from inception through March 31, 2011.

Liquidity, Capital Resources and Plan of Operations

At March 31, 2011 we had approximately $1.6 million in current assets and $1.2 million in current liabilities resulting in working capital of $0.4 million, which compares to a working capital deficit of $0.7 million at December 31, 2010.

During the three months ended March 31, 2011, we were able to finalize amendments to certain of our convertible debentures, which among other amended terms, extended the maturity dates into 2012. Of $1,122,500 in principal amount of convertible debt at March 31, 2011, $172,500 is due by January 31, 2012, $350,000 is due in May 2012, and $600,000 is due in June 2012.

We used approximately $1,197,000 and $579,000 in our operating activities during the three-month periods ended March 31, 2011 and 2010, respectively.  Our purchase of property and equipment was minimal in the three months ended March 31, 2011 and 2010.  We do anticipate significant additional property and equipment purchases during the next twelve months as we expand our manufacturing capacity. Financing activities consisted primarily of the sale of shares of our 10% Convertible Preferred Stock and Common Stock, and proceeds from debt. These financing activities have generated net cash proceeds net of repayments, totaling approximately $1,386,000 and $550,000 during the three-month periods ended March 31, 2011 and 2010, respectively. Our ability to pay principal and interest on our outstanding debt and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and/or our ability to raise capital. The timing and amount of our financing needs will be highly dependent on the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

Subsequent to March 31, 2011, we raised approximately $6.0 million through the sale of our 10% Convertible Preferred Stock.

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

Item 4. Controls and Procedures

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

During the latter months of 2010, management engaged experienced accounting personnel, at both the chief financial officer and the controller positions who will focus in the near term on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. Periodically, management will assess the need for additional accounting resources as the business develops

There were no other material changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our three-month period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three month period ended March 31, 2011, we issued 80,067 shares of common stock to consultants for services performed. These shares were valued at $116,808, which approximated the fair value of the shares when issued.

During March 2011 issued 262,500 shares of common stock, valued at $367,500 at date of issue pursuant to a sub-license agreement entered into during the three month period ended March 31, 2011.

We issued 6,759 shares of common stock during February 2011, in lieu of cash, as payment of accrued interest with a value at date of issue of $6,583.

At maturity in February 2011, we issued 60,000 shares of common stock upon conversion of our 10% Convertible Note, comprised of $60,000 of principal and $3,000 of accrued interest.

In March 2011, we received $200 and issued 20,000 shares of common stock upon exercise of a warrant.

Pursuant to the cashless exercise of warrants for 440,000 shares of common stock in February and March 2011, we issued 274,115 shares of common stock.

On March 22, 2011, we sold 156,498 shares of our 10% Convertible Preferred Stock at a price per share of $10, for gross proceeds of $1,564,980. Each share of 10% Convertible Preferred Stock is convertible into eight (8) shares of common stock.

During the three months ended March 31, 2011, we issued warrants to purchase 101,926 shares of our common stock at a weighted average exercise price of $1.00 per share to various consultants for services performed on our behalf. The warrants had a fair value of $312,689 at the date of grant based on the Black-Scholes pricing model, which was recognized in general and administrative expenses during the period.

Item 3. Defaults Upon Senior Securities.

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

Axion International Holdings, Inc.

Date: May 18, 2011	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: May 18, 2011	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer