Form 10-Q
period 2011-06-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2011-08-15
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of August 15, 2011 was 24,769,698.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,090,012	$785,612
Accounts receivable	1,126,986	22,529
Inventories	453,776	140,594
Prepaid expenses	783,400	149,902
Total current assets	6,454,174	1,098,637

Property and equipment, net	114,200	86,654

Other long-term and intangible assets:
License, at acquisition cost,	68,284	68,284
Deposits	10,713	10,713
	78,997	78,997

Total assets	$6,647,371	$1,264,288

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$919,190	$1,045,312
Accrued liabilities	169,408	186,163
Notes payable	80,773	12,985
Current portion of convertible debt, net of discount	361,072	580,140
Total current liabilities	1,530,443	1,824,600
Convertible debt, net of discount	-	303,960
Fair value of 10% convertible preferred stock warrants	487,555	-
Total liabilities	2,017,998	2,128,560

Commitments and contingencies	-	-

10% Convertible preferred stock, no par value; authorized 880,000 shares; 759,773 issued and outstanding at June 30, 2011, net	6,670,247	-

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 24,479,220 and 23,305,704 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	21,517,512	17,818,336
Accumulated deficit	(23,558,386)	(18,682,608)
Total stockholders' deficit	(2,040,874)	(864,272)
Total liabilities and stockholders' deficit	$6,647,371	$1,264,288

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30
(Unaudited)

	2011	2010

Revenue	$1,297,734	$445,939
Costs of goods sold	1,204,872	544,028
Gross margin	92,862	(98,089)

Operating expenses:
Research and development	93,242	58,913
Marketing and sales	4,614	218,348
General and administrative	2,378,340	1,594,082
Depreciation and amortization	29,620	70,572
Total operating costs and expenses	2,505,816	1,941,915

Loss from operations	(2,412,954)	(2,040,004)

Other expense, net:
Interest expense, net	67,024	26,104
Amortization of debt discount	465,909	143,978
Total other expense, net	532,933	170,082

Loss before provision for income taxes	(2,945,887)	(2,210,086)

Provision for income taxes	-	-
Net loss	(2,945,887)	(2,210,086)
Accretion of preferred stock dividends and beneficial conversion feature	(203,697)	-
Net loss attributable to common shareholders	$(3,149,584)	$(2,210,086)

Weighted average common shares - basic and diluted	24,082,234	21,457,324

Basic and diluted net loss per share	$(0.13)	$(0.10)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

	2011	2010

Revenue	$1,488,621	$848,632
Costs of goods sold	1,480,261	1,003,500
Gross margin	8,360	(154,868)

Operating expenses:
Research and development	166,637	104,180
Marketing and sales	63,675	377,404
General and administrative	3,816,969	2,880,583
Depreciation and amortization	69,704	136,364
Total operating costs and expenses	4,116,985	3,498,531

Loss from operations	(4,108,625)	(3,653,399)

Other expense, net:
Interest expense, net	97,104	47,506
Amortization of debt discount	670,049	188,382
Total other expense, net	767,153	235,888

Loss before provision for income taxes	(4,875,778)	(3,889,287)

Provision for income taxes	-	-
Net loss	(4,875,778)	(3,889,287)
Accretion of preferred stock dividends and beneficial conversion feature	(207,556)	-
Net loss attributable to common shareholders	$(5,083,334)	$(3,889,287)

Weighted average common shares - basic and diluted	23,773,725	20,718,985

Basic and diluted net loss per share	$(0.21)	$(0.19)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 30, 2011
(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2011	23,305,704	$17,818,336	$(18,682,608)	$(864,272)

Recognition of beneficial conversion features-10% Convertible Preferred Stock		300,476		300,476
Shares issued pursuant to conversion of debt	60,000	63,000		63,000
Shares issued pursuant to exercise of warrants	294,115	200		200
Shares issued for services and sublicense agreement	342,567	484,308		484,308
Shares issued for interest payments	6,759	6,583		6,583
Share-based compensation		532,357		532,357
Recognition of beneficial conversion features pursuant to modification of debt		600,000		600,000
Accretion of dividend-10% Convertible Preferred Stock		(3,859)		(3,859)
Net loss			(1,929,891)	(1,929,891)

Balance, March 31, 2011	24,009,145	$19,801,401	$(20,612,499)	$(811,098)

Shares issued pursuant to conversion of debt	443,408	399,067		399,067
Shares issued for interest payments	26,667	29,600		29,600
Share-based compensation		1,415,891		1,415,891
Recognition of beneficial conversion features-10% Convertible Preferred Stock		75,250		75,250
Accretion of dividend-10% Convertible Preferred Stock		(172,386)		(172,386)
Accretion of beneficial conversion feature-10% Convertible Preferred Stock		(31,311)		(31,311)
Net loss			(2,945,887)	(2,945,887)

Balance, June 30, 2011	24,479,220	$21,517,512	$(23,558,386)	$(2,040,874)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

	2011	2010

Cash flow from operating activities:
Net loss	$(4,875,778)	$(3,889,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	69,704	136,364
Accretion of convertible debt discount	486,972	188,379
Accretion of preferred stock discount	69,028	-
Fair value of warrants to purchase redeemable preferred stock	487,555	-
Share-based compensation	2,432,556	1,786,911
Changes in operating assets and liabilities:
Accounts receivable	(1,104,457)	7,133
Inventories	(313,182)	(158,875)
Prepaid expenses and other	(633,498)	(85,516)
Accounts payable	(37,872)	839,135
Accrued liabilities	(16,755)	215,171
Net cash used in operating activities	(3,435,727)	(960,585)

Cash flows from investing activities:
Purchase of property and equipment	(97,250)	(76,601)
Net cash used in investing activities	(97,250)	(76,601)

Cash flows from financing activities:
Proceeds from issuance of 10% convertible preferred stock, net	6,769,389	-
Proceeds from short term notes	100,758	63,126
Proceeds from convertible debt	-	1,250,000
Issuance of common stock, net of expenses	200	565,873
Repayments of convertible debt	-	(600,000)
Repayment of short term notes	(32,970)	(12,351)
Net cash provided by financing activities	6,837,377	1,266,648

Net increase in cash	3,304,400	229,462
Cash and cash equivalents at beginning of period	785,612	338,192
Cash and cash equivalents at end of period	$4,090,012	$567,654

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,707	$41,401
Conversion of notes	410,000	278,236
Accretion of dividends on 10% convertible preferred stock	$176,245	$-

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1	Summary of Significant Accounting Policies

(a)	Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (“Holdings”), was formed in 1981.   In November 2007, Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  On March 20, 2008 (the “Effective Date”), Holdings consummated the merger (the “Merger”) of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.  Each issued and outstanding share of Axion became 47,630 shares of Holdings’ common stock (“Common Stock”), or 9,190,630 shares in the aggregate constituting approximately 90.7% of Holdings’ issued and outstanding Common Stock as of the Effective Date of the Merger.  The Merger resulted in a change of control, and as such, Axion (“we”, “our” or the “Company”) is the surviving entity. The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Axion for all periods prior to the consummation of the Merger.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-KT filed with the SEC.

(b)	Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(c)	Property and Equipment

Property and equipment are recorded at cost and are depreciated and amortized using the straight-line method over estimated useful lives of two to five years.  Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	June 30, 2011	December 31, 2010
Property, equipment, and leasehold improvements, at cost:
Equipment	$13,754	$13,754
Machinery and equipment	617,762	520,512
Purchased software	56,404	56,404
Furniture and fixtures	13,090	13,090
Leasehold improvements	950	950
	701,960	604,710
Less accumulated depreciation	(587,760)	(518,056)
Net property and leasehold improvements	$114,200	$86,654

Depreciation expense included as a charge to income was $29,620 and $69,704, and $70,573 and $136,364 for the three months and six months ended June 30, 2011 and 2010, respectively.

(d)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of June 30, 2011 and December 31, 2010 we did not provide an allowance for doubtful accounts.

(e)	Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials and finished goods. No material adjustment has been made to the cost of finished goods inventories as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010

Finished goods	$219,631	$104,754
Production materials	234,145	35,840
Total inventories	$453,776	$140,594

(f)	Revenue and Cost Recognition

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

Even though our current business strategy entails selling our products pursuant to purchase orders, in the past we entered into contracts to provide products and services.  In those situations, customers were billed based on the terms included in the contracts, which were generally upon delivery of products ordered or services provided, or achievement of certain milestones defined in the contracts.  When billed, such amounts were recorded as accounts receivable.  Revenue earned in excess of billings represented revenue related to services completed but not billed, and billings in excess of revenue earned represented billings in advance of services performed. Contract costs included all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and depreciation costs.  Losses on contracts were recognized in the period such losses were determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may have resulted in revisions to costs and income and were recognized in the period in which the revisions are determined.

We do not believe warranty obligations on completed contracts or shipments pursuant to purchase orders are significant.

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

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is “more-likely-than-not” (defined as a substantiated likelihood of more than 50%), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the “more-likely-than-not” recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that the we have taken.

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

We believe that there are no uncertain tax positions that fail to meet the more likely than not recognition threshold to be sustained upon examination.  As such, a tabular presentation of those tax benefits taken that do not qualify for recognition is not presented.

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

(i)	Share-Based Compensation

We record share-based compensation for transactions in which we exchange our equity instruments for services of employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable.

(j)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three months and six months ended June 30, 2011 and 2010, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of June 30, 2011, we have 18,705,142 potential common shares issuable under our convertible instruments, warrant and stock option agreements.

(k)	Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  Our adoption of these provisions did not have a material impact on our consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have no financial assets and liabilities that are recurring, at fair value at June 30, 2011 and December 31, 2010.

(l)	Concentration of Credit Risk

We maintain our cash with two major U.S. domestic banks. The amount held in one of the banks exceeds the insured limit of $250,000 from time to time and was approximately $3.7 million at June 30, 2011.  We have not incurred losses related to these deposits.  Our accounts receivable balance as of June 30, 2011 consists primarily of amounts due from a limited number of customers.

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

Note 2	Accrued Liabilities

The components of accrued liabilities are:

	June 30, 2011	December 31, 2010
Payable to insurer pursuant to policy terms	$100,000	$100,000
Interest	-	54,852
Payroll	40,296	23,642
Sales tax and other	29,112	7,669
Total accrued liabilities	$169,408	$186,163

Note 3	Convertible Debt

The components of debt are summarized as follows.

	Due	June 30, 2011	December 31, 2010
10% convertible note	February 2011	$-	$60,000
8.75% convertible debenture	January 2012	172,500	172,500
7% convertible note	May 2012	-	350,000
10% convertible debentures	June 2012	600,000	600,000
Subtotal - principal		772,500	1,182,500
Debt discount		(411,428)	(298,400)
		361,072	884,100
Less: current portion		(361,072)	(580,140)
Total long term debt		$-	$303,960

10% Convertible Note

On February 10, 2011 at maturity, the holder of our 10% convertible note converted the principal amount plus accrued interest into 60,000 shares of common stock. During the three months ended March 31, 2011, we amortized the remaining discount of $7,638 to interest expense.

8.75% Convertible Debenture

In January 2011, the holder of our 8.75% convertible debenture agreed to extend the maturity date to January 2012 and to amend a term which will now allow us to pay dividends on any financing transaction entered into between the effective date of the amendment and April 30, 2011. We agreed to eliminate our ability to pay interest on this debenture in shares of our common stock in lieu of cash and our ability to optionally redeem the debenture. We also agreed to amend the volume weighted average trading price at which we could force conversion to $2.50 from $0.80.

7% Convertible Note

In May 2010,   we issued a 7% two-year note in the amount of $350,000, convertible at the rate of $1.20 per share, together with 41,667 shares of our common stock and five-year warrants to purchase 166,667 shares of our common stock at an exercise price of $1.40 per share.  We allocated the total proceeds received to the shares and warrant, based upon the relative fair values of the note, shares and warrant, as determined using the Black-Scholes pricing model, and recorded these amounts as a discount on the note.  We also allocated a portion of the proceeds to a beneficial conversion feature, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, and recorded this amount as an additional discount on the note.  The total discount, amounting to $350,000, is to be amortized to interest expense on the interest method through the scheduled maturity date of the note.

In June 2011, the holder of our 7% Convertible Note agreed to convert the note into shares of our common stock pursuant to amended terms agreed to in May 2011. The amended terms allowed the note holder to convert the principal and accrued interest through the original maturity date at an amended conversion rate of $0.90 per share, if the note holder converted between May 2, 2011 and June 30, 2011. We issued 443,408 shares of common stock and cancelled the outstanding principal plus accrued interest which totaled $399,067.

During the six months ended June 30, 2011, we amortized $218,540 of the discount to interest expense, which included the remaining unamortized discount on the date of conversion.

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

Effective January 14, 2011, the holders of our 10% convertible debentures, originally due in February and March 2011, agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. We agreed to amend the interest rate to 15% if paid in cash and to 18% (from 12%) if paid with shares of our common stock at the rate of one share of common stock for each $0.60 (from $0.90) of interest. We also agreed to reduce the conversion price, as defined, to $0.60, from $0.90 and to amend the volume weighted average trading price at which we could force conversion to $2.50 from $2.00. In addition, for each calendar month after February or March 2011 that these debentures remain outstanding, we will issue a warrant exercisable for three years for a number of shares of our common stock equal to the 5% of the outstanding principal divided by $0.90. These warrants will be exercisable at $0.90 per share.

Even though these modifications to our 10% convertible debentures resulted in less than 10% difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than 10%. We have therefore, accounted for the modification of these debentures as an extinguishment of the original debt and the establishment of new debt. Under the terms of the modified 10% convertible debentures, the total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the debenture, exceeded the proceeds received.  Accordingly, effective with the date of amendment, we recorded a discount on the debentures equal to the principal amount of the debentures.  The recorded discount on these debentures is to be amortized to interest expense on the interest method through their scheduled maturity dates.  In addition to the amortization of the remaining original discount at the effective date of the modifications, of $72,222, during the six months ended June 30, 2011, we amortized an additional $188,572 of the modified discount. The remaining unamortized discounts of $411,428 at June 30, 2011 will be fully amortized at maturity in June 2012

Note 4	Redeemable Preferred Stock

We have designated 880,000 shares of preferred stock as 10% Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has a stated value (the “Stated Value”) of $10.00 per share.  The Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the holder at the initial conversion rate of $1.25 per share of common stock (the “Conversion Rate”).  The holders of the Preferred Stock shall be entitled to receive dividends at the rate of ten percent (10%) per annum payable quarterly.  Dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock until all dividends have been paid in full on the Preferred Stock.  The dividends on the Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock.  The Preferred Stock is not subject to any anti-dilution provisions other than for stock splits and stock dividends or other similar transactions.  The holders of the Preferred Stock shall have the right to vote with our stockholders in any matter.  The number of votes that may be cast by a holder of our Preferred Stock shall equal the Stated Value of the Preferred Stock purchased divided by the Conversion Ratio.  The Preferred Stock shall be redeemable for cash by the holder any time after the three (3) year anniversary from the initial purchase.  The Preferred Stock may be converted into shares or our common stock by the holder at the Conversion Ratio (as adjusted from time to time).  The Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty (60) consecutive trading days and during such sixty (60) day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. Each share of Preferred Stock is convertible into eight (8) shares of common stock. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. This discount will be amortized over three years consistent with the initial redemption terms, to interest expense.  During the three months ended June 30, 2011, we charged $69,028 of this discount to interest expense. We attributed a beneficial conversion feature of $375,727 to the Preferred Stock based upon the difference between the effective conversion price of those shares and the closing price of our common stock on the date of issuance, and has been recorded as a discount and deducted from the face value of the Preferred Stock.  The discount will be amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to a deficit in retained earnings. During the three months ended June 30, 2011, we amortized $31,311 to additional paid-in capital. At June 30, 2011, we had an unamortized discount balance of $1,103,728.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity on June 30, 2011.

For the three months ended June 30, 2011 we have accrued dividends for the Preferred Stock in the amount of $172,386. The accrued dividends of $176,245, accumulated through June 30, 2011, have been charged to additional paid-in capital, due to a deficit in retained earnings and the net unpaid accrued dividends have been added to the carrying value of the Preferred Stock.

The components of redeemable preferred stock are summarized as follows:

	June 30,	December 31,
	2011	2010
Redeemable preferred stock – face value	$7,597,730	$-
Accrued dividends	176,245	-
Subtotal	7,773,975	-
Unamortized discount	(1,103,728)	-
Redeemable preferred stock, net of discount	$6,670,247	$-

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10.00 per share.  The fair value of the warrants of $487,555, has been recorded as a liability on our balance sheet at June 30, 2011, as the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase.

Note 5	Stockholder’s Equity

During February and March 2011, we issued 80,067 shares of common stock to consultants for services performed. These shares were valued at $116,808, which approximated the fair value of the shares when issued.

We issued 262,500 shares of common stock, valued at $367,500 at date of issue pursuant to a sub-license agreement entered into during the three months ended March 31, 2011.

During the six months ended June 30, 2011, we issued 33,426 shares of common stock in lieu of cash, as payment of accrued interest with a value at date of issue of $36,183.

At maturity in February 2011, we issued 60,000 shares of common stock upon conversion of our 10% Convertible Note, comprised of $60,000 of principal and $3,000 of accrued interest.

In March 2011, we received $200 and issued 20,000 shares of common stock upon exercise of a warrant.

Pursuant to the cashless exercise of warrants for 440,000 shares of common stock during February and March 2011, we issued 274,115 shares of common stock.

Upon conversion in June 2011, we issued 443,408 shares of common stock to the holder of our 7% convertible note in payment of principal plus accrued interest of $399,067,

Note 6	Warrants and Options

Warrants

From time to time, we compensate consultants with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders. The following table sets forth our warrant activity during the three months ended June 30, 2011.

	Three Months Ended
	June 30, 2011
		Weighted-
		Average
	Number	Exercise
	of Shares	Price
Outstanding at beginning of period	4,971,709	$1.21
Granted during the period	246,672	1.04
Exercised during the period
Cancelled during the period	-
Outstanding at end of the period	5,218,381	$1.20

Exercisable at end of period	4,930,381	$1.22

We estimated the fair value of each warrant at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the warrants granted during the three months ended June30, 2011 – (i) no dividend yield, (ii) expected volatility of between 101% and 129%, (iii) risk-free interest rates of between 0.7% and 1.8%, and (iv) expected lives of between three years and five years.

Of the warrants to purchase 246,672 shares of our common stock granted during the three months ended June 30, 2011 we issued warrants to purchase 130,000 shares of our common stock at a weighted average exercise price of $1.44 per share to various consultants for services performed or to be performed, on our behalf. The warrants had a fair value of $125,497 at the date of grant, of which $41,476 was recognized in general and administrative expenses during the period. The unamortized fair value will be recognized over the remaining period the services are to be provided. The remaining warrants to purchase 116,672 shares of our common stock granted during the period, were issued to the holders of our 10% convertible debentures pursuant to their amended terms. These warrants had a fair value of $114,049 at the date of grant which was charged to interest expense during the period. The fair values at date of grant for these warrants were based on the Black-Scholes pricing model.

Options

We have two nonqualified stock option plans approved by shareholders with 1,330,198 shares remaining available for grant as of June 30, 2011.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the awards during the three months ended June 30, 2011 – (i) no dividend yield, (ii) expected volatility of between 102% and 136%, (iii) risk-free interest rates of between 0.8% and 2.6%, and (iv) expected lives of between three and seven years.

During the three months ended June 30, 2011, we issued options to purchase 2,000,000 shares of our common stock at exercise prices ranging from $1.20 to $2.00 per share, to our directors, officer, employees and a consultant. The right to exercise certain of these options is based on the optionee’s achievement of specific objectives. As of June 30, 2011, the likelihood of, and the date on which the optionee might achieve the objectives was not apparent, therefore the fair value was not estimated. The remaining options had fair values which totaled  $1,274,510 at the date of grant based on the Black-Scholes pricing model, of which $1,094,456 was recognized in general and administrative expenses during the period. The remaining unamortized fair value of $180,054 will be recognized over the remaining vesting periods. In addition, when it becomes more than likely that an optionee will achieve their stipulated objectives, the fair value will then be determined and the balance amortized to general and administrative expenses.

In addition, the fair value of certain options awarded in prior periods is being amortized over their vesting periods.  During the three months ended June 30, 2011, $134,885 was recognized in general and administrative expenses. The remaining unamortized fair value of $253,110 will be recognized over the remaining vesting periods.

The following table summarizes our stock option activity for the three months ended June 30, 2011:

	Three Months Ended
	June 30, 2011
		Weighted-
		Average
	Number	Exercise
	of Shares	Price
Outstanding at beginning of period	3,803,761	$1.06
Granted during the period	2,000,000	1.27
Exercised during the period	-	-
Cancelled during the period	-	-
Outstanding at end of the period	5,803,761	$1.13

Exercisable at end of period	2,451,685	$1.12

The following table summarizes options outstanding at June 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Options outstanding	5,803,761	$1.13	4.3 years	$1,391,228
Options vested and exercisable	2,451,685	1.12	3.9 years	246,372
Unvested options expected to vest	3,352,076	1.14	4.6 years	1,144,855

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

In the past there have been certain situations where we provided services, such as engineering or other consulting in addition to our products, customers were billed based on the terms included in the contracts, which were generally upon delivery of certain products or information, or achievement of certain milestones as defined in the contracts.  When billed, such amounts were recorded as accounts receivable.  Revenue earned in excess of billings represented revenue related to services completed but not billed, and billings in excess of revenue earned represented billings in advance of services performed. Contract costs included all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and depreciation costs.  Losses on contracts were recognized in the period such losses were determined.  We did not believe warranty obligations on completed contracts were significant.

Costs of goods sold

We recognize costs of goods sold simultaneous with the recognition of the related revenue. The costs of goods sold are primarily comprised of the cost of raw materials and the costs and expenses associated with our third-party manufacturing arrangements necessary to produce the finished product.

Share-based Compensation

We record share-based compensation for transactions in which we exchange our equity instruments for services of employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “New Accounting Pronouncements” in Note 1 of the unaudited Notes to Condensed Consolidated Financial Statements contained herein.

Results of Operations – Three Months and Six Months Ended June 30, 2011 and 2010

Overview

In late 2010, we began the next phase of our development. Having completed a number of commercially-engineered solution projects over the past several years, we began refocusing our activities from a proof-of-concept demonstrator to a strategically focused sales-oriented growth company. Over the past several years, we had focused on advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our rail products to mass markets globally and during the three and six months ended June 30, 2011, we have begun to formulate our sales strategy in regards to our other recycled structural composite products to other public- and private-sector buyers. Our strategic focus is on the continued growth of sales, initially within the rail road tie sectors, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

During the three and six months ended June 30, 2011, we focused on identifying and evaluating various sources of raw materials as well as locations, processes and methods in which to effectively and efficiently manufacture our products to meet the increased demand.  Previously, we sourced our raw materials from third-party and middlemen suppliers, at the stage of being ready for production (i.e., washed, cleaned and ground) which routinely resulted in the acquisition of raw materials at less-than favorable prices. Through a concerted and focused effort, we have met some success with acquiring and contracting for raw materials in bulk form, resulting in more favorable prices. For example, during the three months ended June 30, 2011 we bid on and were awarded two contracts for bulk raw materials directly from municipal sources and have identified facilities to wash, grind and prepare it for production. As the cost of our raw materials is the single largest determinant of our costs of goods sold, we continue to search out, and secure agreements with sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards.

During the six months ended June 30, 2011, we initiated negotiations with, and  subsequent to June 30, 2011 entered into a two year agreement with a second third-party manufacturer intended to provide us with a significant increase in production capacity of railroad ties, starting late in the three months ended September 30, 2011. The agreement is subject to renewal upon mutual agreement. The agreement allows for the production of our products utilizing our manifolds, molds and controllers, at predetermined and fixed production costs during the initial term of the agreement.

During the six months ended June 30, 2011, we engaged a consulting group to develop and support our quality programs and process improvements in all facets of our business. These initiatives include the implementation of an ISO 9001:2008 World Class Quality Management System, which is scheduled for completion with a certification audit during the three months ended December 31, 2011.

Because we continue in the early stages of commercial manufacturing activities, our costs of goods sold have been greater than we would expect. We fully anticipate as we advance our manufacturing processes and methods and continue to identify and partner with critical suppliers of raw materials and other production materials and services, our costs of goods sold will be at more favorable levels.

Revenue

Our strategic focus is on the continued growth of the sales of our products, and the expansion of our technology within and across markets to continue to expand our growing pipeline. To broaden our market, we’ve undertaken strategic initiatives, such as the ongoing development and deployment of supporting documentation, research and publications of the structural properties and performance of our products, with the goal to educate the engineers and developers who might spec our products for their clients.

To broaden our geographic market opportunities, during June 30, 2011 we signed a Letter of Intent to form a global joint venture to capitalize on the world-wide railroad tie market. This business opportunity will supplement our own efforts which, to date have been successful in securing purchase orders from several international markets.

We recognized revenue of $1,297,734 and $445,939 during the three months ended June 30, 2011 and 2010, respectively, which included $903,236 from the sale of railroad ties and the balance comprising structural products. For the three months ended June 30, 2010, we recognized revenue of approximately $290,000 related to engineering and production efforts for the demolition and re-construction of two bridges and the balance of revenue of approximately $156,000 was from sale of railroad ties and other miscellaneous items.

For the six months ended June 30, 2011 and 2010, we recognized revenue of $1,488,621 and $848,632, respectively. Sales of our railroad ties for the six months ended June 30, 2011 and 2010 were approximately $1.1 million and $145,000, respectively. The balance for the six months ended June 30, 2011 were sales of our structural products, and for the same period in 2010, was primarily from the re-construction of the two bridges in Virginia.

During the six months ended June 30, 2011, we shipped products to twelve new customers, including nine new customers shipped to during the three months ended June 30, 2011. We have increased our sales pipeline as a result of our re-focused strategic growth initiative and as of August 15, 2011, in addition to our backlog comprising purchase orders and multi-year delivery contracts in hand of approximately $14.8 million, our pipeline includes multiple opportunities in the proposal delivery phase totaling approximately $86.7 million and approximately $6.0 million in opportunities in the negotiation and review phase.

Costs of Goods Sold

Our costs of goods sold are primarily comprised of the cost of raw materials and the costs and expenses associated with our third-party manufacturing arrangements necessary to produce the finished product.  We purchase the raw materials in various stages, from bulk plastic containers which require further processing before use (i.e., washing and grinding), to ready-for-production pellets. Not only does each stage of the raw material purchased have different price points, but where we source the raw materials from also impacts the price. Typically, the further along the raw materials have been processed is, the more expensive the per pound cost.  Likewise, raw materials sourced through third-party recycling middlemen or brokers are more expensive than sourcing directly through municipalities. In order to reduce our raw material costs, our current strategies have included broadening our raw materials sources and locating and bidding on recycled municipal materials and other low-cost, unprocessed raw materials. During the three months ended June 30, 2011, we bid on and were awarded two municipal contracts for raw materials.

In conjunction with our third-party manufacturing partners, we’ve taken steps to reduce our production costs and expenses. Our current effort has been in increasing production capacity, both through a focused joint effort with our existing manufacturing partner, as well as adding an additional manufacturing partner to our team.  Effective July 5, 2011, we entered into a third-party manufacturing agreement intended to provide us with a significant increase in production capacity of railroad ties, starting later in the three months ended September 30, 2011. As with our existing manufacturing partner, the agreement allows for the production of our products utilizing our manifolds, molds and controllers, at predetermined and fixed production costs during the term of the agreement.

Even with the fluctuations in the prices in the raw materials market, the steps taken during the six months ended June 30, 2011 (from the sourcing of our raw materials to the relationships with our third-party manufacturing partners), should continue to benefit us in reducing and controlling our costs of goods sold. The benefit of the lower raw material costs we’re encountering should begin to be realized in our production and subsequent costs of goods sold in future periods.

For the three and six months ended June 30, 2011, our costs of goods sold were $1,204,872 and $1,480,261, respectively. This resulted in gross margins of $92,862 (or approximately 7%) and $8,360 (or less than 1%), for the three and six months ended June 30, 2011, respectively. With the initiatives underway in the sourcing of our raw materials, we experienced a small reduction in the cost of the raw material component of costs of goods sold.

For the three and six months ended June 30, 2010, our costs of sales were $544,028 and $1,003,500, respectively. Costs of goods sold for the corresponding periods were in excess of revenue by $98,089 and 154,868, respectively, primarily as a result of additional materials supplied to the Ft. Eustis bridge projects and increased raw material prices. Because we were in the early stages of commercial activities, costs of these revenues were highly dependent on the pricing of individual contracts, concurrent production activities, the use of subcontractors and the timing and mix of product sales and services. These projects were the final commercially engineered solution offerings where we were focused on proof-of-concept, rather than product sales. We do not anticipate entering into these types of arrangements in the future.

Because we continue in the early stages of commercial activities, our historical costs of goods sold may not be indicative of the costs of goods sold in the future.

Research and Development

We continue to work with our scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products. Research and development expenses were $93,242 and $166,637 for the three and six months ended June 30, 2011, respectively as compared to $58,913 and $104,180 for the corresponding periods in 2010, respectively.

We anticipate our research and development expenses may fluctuate significantly in the future as projects and products are identified and decisions made to either pursue or not.

Marketing and Sales

We incurred marketing and sales expenses of $39,614 (before a credit recorded during the three months ended June 30, 2011 to adjust for a prior year overpayment to a consultant) and $98,675 (before the credit) during the three and six months ended June 30, 2011, respectively compared to $218,348 and $377,404 for the corresponding periods in 2010. The expenses incurred during the periods in 2010 included significant consulting expenses which were not incurred in the corresponding periods of the current year as we’ve brought this function in house.

We’ve increased our marketing and sales effort and anticipate incurring significant marketing and sales expenses in the near future. The strategy we employ in reaching out to our target markets whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by out-licensing our technology to others, will have a significant effect on our marketing and sales expenses.

General and Administrative

During the three and six months ended June 30, 2011, we incurred $2,378,340 and $3,816,969 in general and administrative expenses, respectively. For both periods, the expenses represent the costs incurred by our senior management team, administrative support provided to them, and the services of consultants to advise and assist with our strategic and financial plan activities.  During the three and six months ended June 30, 2011, we recognized $1,789,396 and $2,741,477, respectively in share-based compensation expense in the form of the fair value of shares of our common stock, warrants or options issued to consultants, collaborators, employees and directors. The fair value of options and warrants of $1,270,819 and $1,514,326 was recognized for the three and six months ended June 30, 2011, respectively were issued to directors, officers and employees. The fair value of the shares of common stock issued pursuant to a sublicense agreement of $367,500 was recognized during the six months ended June 30, 2011. During the three months ended June 30, 2011, we recognized $487,555 as the fair value of warrants issued to the placement agents for our sale of 10% Convertible Preferred Stock during the period. The remaining fair value recognized during the three and six months ended June 30, 2011 of $31,022 and $372,096, respectively, represents options and warrants issued to consultants and others with which we no longer utilize.

General and administrative expenses for the corresponding periods in 2010 were $1,594,082 and $2,880,583, respectively. We recognized $722,599 and $1,560,367 in share-based compensation expense, for the three and six months ended June 30, 2010, respectively.

We anticipate we will continue to use stock-based compensation when compensating consultants and others, in certain situations. In addition, we anticipate as we continue to grow our business, our general and administrative expenses will increase.

Depreciation and Amortization

Depreciation and amortization of our property and equipment for the three and six months ended June 30, 2011 was $29,620 and $69,704, respectively. The amounts for the three and six months ended June 30, 2010 are comparable and reflect the further depreciation of existing property and equipment.

During the three and six months ended June 30, 2011, we purchased $5,775 and $97,250, respectively of equipment for our production lines. At June 30, 2011, we had provided deposits of $299,059 to suppliers for additional equipment to be delivered and installed on our production lines subsequent to June 30, 2011. Through August 15, 2011, we have issued purchase orders for additional production equipment of approximately $400,000, which we anticipate delivery of before the end of the three months ended September 30, 2011. We will continue to increase our production capacity as necessary and will continue to purchase manifolds, molds, controllers and other equipment necessary to manufacture our products. This may increase depreciation and amortization expense in the future.

Interest Expense and Amortization of Debt Discount

Interest expense, primarily related to our convertible debt, and the amortization of related convertible debt discount and the issue convertible preferred stock discount was $532,933 and $767,153 for the three and six months ended June 30, 2011, respectively. At the time of issuance, we recorded discounts on our convertible securities primarily due to the imbedded conversion features, any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security. For the three and six months ended June 30, 2011 we amortized $465,909 and $670,049, respectively to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period.

For the three and six months ended June 30, 2010, regarding the discounts, we amortized $143,978 and $188,382, respectively to expense. The remaining interest expense for the corresponding periods of $26,104 and $47,506, respectively, is a result of applying the contract interest rate to the principal for each security for that period.

At June 30, 2011, the unamortized discounts for the convertible debt and convertible preferred stock are $411,428 and $1,103,728, respectively. The unamortized discount associated with the convertible debentures will be expensed over the next twelve months.  The unamortized discount associated with the convertible preferred stock will be amortized over three years (the period of time after which the preferred stock may be redeemed), and the balance remaining unamortized at June 30, 2011, will be amortized over the next 33 months.

Income Taxes

We have unused net operating loss carry forwards, which included losses incurred from inception through June 30, 2011. Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, we have not recorded an income tax benefit from inception through June 30, 2011.

Liquidity, Capital Resources and Plan of Operations

At June 30, 2011 we had approximately $6.5 million in current assets and $1.5 million in current liabilities resulting in working capital of $5.0 million. This compares to a working capital deficit of $0.7 million at December 31, 2010.

During June 2011, the holder of our 7% convertible note in the principal amount of $350,000, elected to convert the principal and unpaid and accrued interest through maturity, into shares of common stock. Additionally, we were able to finalize amendments to certain of our convertible debentures, which among other amended terms, extended the maturity dates into 2012. Of $772,500 in principal amount of convertible debt at June 30, 2011, $172,500 is due by January 31, 2012 and $600,000 is due in June 2012.

We used approximately $3.4 million and $1.0 million in our operating activities during the six months ended June 30, 2011 and 2010, respectively.

Our purchase of property and equipment was $97,250 during the six months ended June 30, 2011.  We anticipate purchasing additional property and equipment during the next twelve months as we expand our manufacturing capacity. To have a typical production line made, delivered and installed, costs approximately $650,000. As of August 15, 2011, we have approximately $680,000 in deposits and commitments made for a new production line and have recorded the advance deposits of $299,059 in prepaid expenses on our balance sheet at June 30, 2011. Additional orders for production equipment have been and will be made, for which we will be required to make substantial additional payments.

Financing activities during the six months ended June 30, 2011 consisted primarily of the sale of our 10% Convertible Preferred Stock of $6.8 million, net of expenses. These financing activities have generated net cash proceeds net of repayments, totaling approximately $6.8 million and $1.3 million during the six months ended June 30, 2011 and 2010, respectively.

Our ability to redeem our convertible preferred stock when and if redeemed by the holder, pay principal and interest on our outstanding debt and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance or our ability to raise capital. Pursuant to the terms of the convertible preferred stock, we elected to pay the dividend for the quarter ended June 30, 2011 in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances. The timing and amount of our financing needs will be highly dependent on the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

Our current operating plans for the next fiscal year are to enhance and significantly expand our manufacturing capacity to meet our customer commitments, expand our marketing and sales capabilities to enhance and expand our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we will have raised additional funds through the issuance of our 10% Convertible Preferred Stock and are currently exploring other financing sources, there can be no assurance that we will achieve our financing needs or if it will be available, or if available, that such financing will be pursuant to terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privilege, senior to those of existing holders of our common stock.

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

Changes In Internal Control Over Financial Reporting

During the latter months of 2010, management engaged experienced accounting personnel, at both the chief financial officer and the controller positions who have initiated formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. Periodically, management will assess the need for additional accounting resources as the business develops.

There were no other material changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

We issued 26,667 shares of common stock effective June 2011, in lieu of cash, as payment of accrued interest with a value at date of issue of $29,600.

In June 2011, we issued 443,408 shares of common stock upon conversion of our 7% Convertible Note, in the principal amount of $350,000 and $49,067 of accrued interest.
On April 1, 2011, we sold 188,125 shares of our 10% Convertible Preferred Stock at a price per share of $10, for gross proceeds of $1,881,250. Each share of 10% Convertible Preferred Stock is convertible into eight (8) shares of common stock.

On April 13, 2011, we sold 227,500 shares of our 10% Convertible Preferred Stock at a price per share of $10, for gross proceeds of $2,275,000. Each share of 10% Convertible Preferred Stock is convertible into eight (8) shares of common stock.

On April 21, 2011, we sold 187,650 shares of our 10% Convertible Preferred Stock at a price per share of $10, for gross proceeds of $1,876,500. Each share of 10% Convertible Preferred Stock is convertible into eight (8) shares of common stock.

During the three months ended June 30, 2011, we issued warrants to purchase 130,000 shares of our common stock at a weighted average exercise price of $1.44 per share, to various consultants for services performed, or to be performed on our behalf.  The warrants had a fair value of $125,497 at the date of grant based on the Black-Scholes pricing model, which was recognized in general and administrative expenses during the period.

During the three months ended June 30, 2011, we issued warrants to purchase 116,672 shares of our common stock at a weighted average exercise price of $1.29 per share, to debenture holders pursuant to the amended terms of our 10% convertible debentures due in June 2012. The warrants had a fair value of $114,049 at the date of grant based on the Black-Scholes pricing model, which was recognized in interest expense during the period.

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

Axion International Holdings, Inc.

Date: August 15, 2011	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: August 15, 2011	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer