Form 10-Q
period 2011-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2011-11-14
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of November 14, 2011 was 25,197,261.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,663,846	$785,612
Accounts receivable	537,746	22,529
Inventories	1,593,571	140,594
Prepaid expenses	264,701	149,902
Total current assets	5,059,864	1,098,637

Property and equipment, net	827,217	86,654

Other long-term and intangible assets:
License, at acquisition cost,	68,284	68,284
Deposits	10,713	10,713
	78,997	78,997

Total assets	$5,966,078	$1,264,288

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,097,637	$1,045,312
Accrued liabilities	275,608	186,163
Notes payable	50,640	12,985
Current portion of convertible debt, net of discount	463,928	580,140
Total current liabilities	1,887,813	1,824,600

Convertible debt, net of discount	-	303,960
Fair value of 10% convertible preferred stock warrants	487,555	-

Total liabilities	2,375,368	2,128,560

Commitments and contingencies	-	-

10% Convertible preferred stock, no par value; authorized 880,000 shares; 759,773 issued and outstanding at September 30, 2011, net	6,594,341	-

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 24,947,261 and 23,305,704 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	22,256,845	17,818,336
Accumulated deficit	(25,260,476)	(18,682,608)
Total stockholders' deficit	(3,003,631)	(864,272)
Total liabilities and stockholders' deficit	$5,966,078	$1,264,288

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2011	2010

Revenue	$698,758	$409,460
Costs of sales	622,254	254,555
Gross margin	76,504	154,905

Operating expenses:
Research and development	129,771	111,810
Marketing and sales	103,401	(124,042)
General and administrative	1,273,524	277,954
Depreciation and amortization	326	67,278
Total operating costs and expenses	1,507,022	333,000

Loss from operations	(1,430,518)	(178,095)

Other expense, net:
Interest expense, net	26,714	34,556
Amortization of debt and preferred stock discount	244,858	366,411
Total other expense, net	271,572	400,967

Loss before provision for income taxes	(1,702,090)	(579,062)

Provision for income taxes	-	-
Net loss	(1,702,090)	(579,062)
Accretion of preferred stock dividends and beneficial conversion feature	(207,097)	-
Net loss attributable to common shareholders	$(1,909,187)	$(579,062)

Weighted average common shares - basic and diluted	24,715,584	22,018,849

Basic and diluted net loss per share	$(0.08)	$(0.03)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2011	2010

Revenue	$2,187,379	$1,258,092
Costs of sales	2,102,515	1,258,055
Gross margin	84,864	37

Operating expenses:
Research and development	296,408	215,990
Marketing and sales	167,076	253,362
General and administrative	5,090,493	3,158,537
Depreciation and amortization	70,030	203,642
Total operating costs and expenses	5,624,007	3,831,531

Loss from operations	(5,539,143)	(3,831,494)

Other expense, net:
Interest expense, net	123,818	82,062
Amortization of debt and preferred stock discount	914,907	554,793
Total other expense, net	1,038,725	636,855

Loss before provision for income taxes	(6,577,868)	(4,468,349)

Provision for income taxes	-	-
Net loss	(6,577,868)	(4,468,349)
Accretion of preferred stock dividends and beneficial conversion feature	(414,653)	-
Net loss attributable to common shareholders	$(6,992,521)	$(4,468,349)

Weighted average common shares - basic and diluted	24,091,129	21,157,035

Basic and diluted net loss per share	$(0.29)	$(0.21)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2011	23,305,704	$17,818,336	$(18,682,608)	$(864,272)

Shares issued pursuant to conversion of debt	503,408	462,067		462,067
Shares issued pursuant to exercise of warrants	294,115	200		200
Shares issued for services and license agreements	484,940	654,308		654,308
Shares issued for interest payments	33,426	36,183		36,183
Shares issued for dividend payments	325,668	352,032		352,032
Share-based compensation		2,372,646		2,372,646
Recognition of beneficial conversion features pursuant to modification of debt		600,000		600,000
Recognition of beneficial conversion features pursuant to 10% Convertible Preferred Stock		375,726		375,726
Accretion of dividend on 10% Convertible Preferred Stock		(352,032)		(352,032)
Accretion of beneficial conversion feature of 10% Convertible Preferred Stock		(62,621)		(62,621)
Net loss			(6,577,868)	(6,577,868)

Balance, September 30, 2011	24,947,261	$22,256,845	$(25,260,476)	$(3,003,631)

 (See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2011	2010

Cash flow from operating activities:
Net loss	$(6,577,868)	$(4,468,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	92,619	203,641
Accretion of convertible debt discount	589,830	554,792
Accretion of preferred stock discount	138,057	-
Fair value of warrants to purchase redeemable preferred stock	487,555	-
Share-based compensation	3,026,954	1,395,889
Changes in operating assets and liabilities:
Accounts receivable	(515,217)	(106,471)
Inventories	(1,452,977)	174,475
Prepaid expenses and other	(114,799)	(57,227)
Accounts payable	140,573	609,881
Accrued liabilities	89,445	(96,398)
Net cash used in operating activities	(4,095,828)	(1,789,767)

Cash flows from investing activities:
Purchase of property and equipment	(833,182)	(76,600)
Net cash used in investing activities	(833,182)	(76,600)

Cash flows from financing activities:
Proceeds from issuance of 10% convertible preferred stock, net	6,769,389	-
Proceeds from short term notes	100,758	63,126
Proceeds from convertible debt	-	710,000
Issuance of common stock, net of expenses	200	1,966,376
Repayments of convertible debt	-	(300,000)
Repayment of short term notes	(63,103)	(24,431)
Net cash provided by financing activities	6,807,244	2,415,071

Net increase in cash	1,878,234	548,704
Cash and cash equivalents at beginning of period	785,612	338,192
Cash and cash equivalents at end of period	$2,663,846	$886,896

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,480	$71,401
Conversion of notes	462,067	278,236
Accretion of dividends on 10% convertible preferred stock	352,032	-

 (See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-KT filed with the SEC.

(b)         Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(c)         Property and Equipment

Property and equipment are recorded at cost and are depreciated and amortized using the straight-line method over estimated useful lives of two to five years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	September 30, 2011	December 31, 2010
Property, equipment, and leasehold improvements, at cost:
Equipment	$13,754	$13,754
Machinery and equipment	1,353,694	520,512
Purchased software	56,404	56,404
Furniture and fixtures	13,090	13,090
Leasehold improvements	950	950
	1,437,892	604,710
Less accumulated depreciation	(610,675)	(518,056)
Net property and leasehold improvements	$827,217	$86,654

Depreciation expense included as a charge to income was $22,915 and $92,619, and $67,278 and $203,641 for the three months and nine months ended September 30, 2011 and 2010, respectively. Of the amount charged to income during the three months ended September 30, 2011, $22,589 was charged to costs of sales and the balance to general and administrative expenses.

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of September 30, 2011 and December 31, 2010 we did not provide an allowance for doubtful accounts.

(e)         Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products. No material adjustment has been made to the cost of finished products inventories as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010

Finished products	$1,127,780	$104,754
Parts	12,747	-
Production materials	453,044	35,840
Total inventories	$1,593,571	$140,594

Finished products at September 30, 2011, includes $826,415 of rail ties manufactured for one customer pursuant to terms of a contract, until payment is received.

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

We recognize revenue when a fixed commitment to purchase the products is received, title or ownership has passed to the customer and we do not have any specific performance obligations remaining, such that the earnings process is complete. In most cases, we receive a purchase order from our customer specifying the products requested and delivery instructions. We recognize revenue upon our delivery of the products as specified in the purchase order.

In other cases where we have a contract which provides for a large number of products and few actual deliveries, the revenues are recorded each month as the products are produced and the risk of ownership passes to the customer upon pre-delivery acceptance. Prior to deliveries, our customer’s products are segregated from our inventory and not available for fulfilling other orders.

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

(j)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three months and nine months ended September 30, 2011 and 2010, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of September 30, 2011, we have approximately 18.8 million potential common shares issuable under our convertible instruments, warrant and stock option agreements.

(k)         Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  Our adoption of these provisions did not have a material impact on our consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have no financial assets and liabilities that are recurring, at fair value at September 30, 2011 and December 31, 2010.

(l)          Concentration of Credit Risk

We maintain our cash with two major U.S. domestic banks. The amount held in one of the banks exceeds the insured limit of $250,000 from time to time and was approximately $2.6 million at September 30, 2011.  We have not incurred losses related to these deposits.  Our accounts receivable balance as of September 30, 2011 of approximately $0.5 million, consists primarily of amounts due from a limited number of customers.

(m)         Operating Cycle

In accordance with industry practice, we may include in current assets and liabilities amounts relating to long-term contracts, which generally have operating cycles extending beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization within or beyond one year.

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

Note 2 - Accrued Liabilities

The components of accrued liabilities are:

	September 30, 2011	December 31, 2010
Payable to insurer pursuant to policy terms	$100,000	$100,000
Royalties	71,406	-
Payroll	22,654	23,642
Interest	22,500	54,852
Miscellaneous	59,048	7,669
Total accrued liabilities	$275,608	$186,163

Note 3 - Convertible Debt

The components of debt are summarized as follows.

	Due	September 30, 2011	December 31, 2010
10% convertible note	February 2011	$-	$60,000
8.75% convertible debenture	January 2012	172,500	172,500
7% convertible note	May 2012	-	350,000
10% convertible debentures	June 2012	600,000	600,000
Subtotal - principal		772,500	1,182,500
Debt discount		(308,572)	(298,400)
		463,928	884,100
Less: current portion		(463,928)	(580,140)
Total long term debt		$-	$303,960

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

During the nine months ended September 30, 2011, we amortized $218,540 of the discount to interest expense, which included the remaining unamortized discount on the date of conversion.

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

Even though these modifications to our 10% Convertible Debentures resulted in less than a ten percent difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than ten percent. We have therefore, accounted for the modification of these debentures as an extinguishment of the original debt and the establishment of new debt. Under the terms of the modified 10% Convertible Debentures, the total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the debenture, exceeded the proceeds received.  Accordingly, effective with the date of amendment, we recorded a discount on the debentures equal to the principal amount of the debentures.  The recorded discount on these debentures is to be amortized to interest expense on the interest method through their scheduled maturity dates.  In addition to the amortization of the remaining original discount at the effective date of the modifications, of $72,222, during the nine months ended September 30, 2011, we amortized an additional $291,430 of the modified discount. The remaining unamortized discounts of $308,570 at September 30, 2011 will be fully amortized at maturity in June 2012

Note 4 - Redeemable Preferred Stock

We have designated 880,000 shares of preferred stock as 10% Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has a stated value (the “Stated Value”) of $10.00 per share.  The Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the holder at the initial conversion rate of $1.25 per share of common stock (the “Conversion Rate”).  The holders of the Preferred Stock shall be entitled to receive dividends at the rate of ten percent (10%) per annum payable quarterly.  Dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock, until all dividends have been paid in full on the Preferred Stock.  The dividends on the Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock.  The Preferred Stock is not subject to any anti-dilution provisions other than for stock splits and stock dividends or other similar transactions.  The holders of the Preferred Stock shall have the right to vote with our stockholders in any matter.  The number of votes that may be cast by a holder of our Preferred Stock shall equal the Stated Value of the Preferred Stock purchased divided by the Conversion Ratio.  The Preferred Stock shall be redeemable for cash by the holder any time after the three (3) year anniversary from the initial purchase.  The Preferred Stock may be converted into shares or our common stock by the holder at the Conversion Ratio (as adjusted from time to time).  The Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty (60) consecutive trading days and during such sixty (60) day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

If our net revenues for the twelve months ended December 31, 2011 are less than $10,000,000 as reported in our audited financial statements, then the Conversion Rate shall be reduced to $1.00 (subject to adjustments for stock splits and stock dividends), and holders shall be entitled to receive warrants to purchase a number of shares of our common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of the Preferred Stock at the Conversion Rate.  The warrants shall expire December 31, 2015 and they shall have an initial exercise price of $1.00 per share and shall provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. Each share of Preferred Stock is convertible into eight (8) shares of common stock. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. This discount will be amortized over three years consistent with the initial redemption terms, to interest expense.  During the three and nine months ended September 30, 2011, we charged $69,028 and $138,057, respectively of this discount to interest expense. We attributed a beneficial conversion feature of $375,727 to the Preferred Stock based upon the difference between the effective conversion price of those shares and the closing price of our common stock on the date of issuance, which has been recorded as a discount and deducted from the face value of the Preferred Stock.  The discount will be amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to a deficit in retained earnings. During the three and nine months ended September 30, 2011, we amortized $31,311 and $62,621, respectively to additional paid-in capital. At September 30, 2011, we had an unamortized discount balance of $1,003,389.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity on September 30, 2011.

For the three and nine months ended September 30, 2011 we paid dividends on the Preferred Stock in the amount of $175,787 and $352,032, respectively.

The components of redeemable preferred stock are summarized as follows:

	September 30,	December 31,
	2011	2010
Redeemable preferred stock – face value	$7,597,730	$-
Unamortized discount	(1,003,389)	-
Redeemable preferred stock, net of discount	$6,594,341	$-

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share.  The fair value of the warrants of $487,555 has been recorded as a liability on our balance sheet at September 30, 2011, as the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase.

Note 5 - Stockholder’s Equity

During February and March 2011, we issued 80,067 shares of common stock to consultants for services performed. These shares were valued at $116,808, which approximated the fair value of the shares when issued.

We issued 262,500 shares of common stock, valued at $367,500 at date of issue pursuant to a sub-license agreement entered into during the three months ended March 31, 2011.

During the nine months ended September 30, 2011, we issued 33,426 shares of common stock in lieu of cash, as payment of accrued interest with a value at date of issue of $36,183.

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

Upon conversion in June 2011, we issued 443,408 shares of common stock to the holder of our 7% convertible note in payment of principal plus accrued interest of $399,067.

We paid the accrued dividend on our preferred stock for June 30, 2011 and September 30, 2011, with 148,105 and 177,563 shares of our common stock, respectively with a fair value on the effective date of the dividend of $176,245 and $175,787, respectively.

Pursuant to our license with Rutgers, we paid a portion of the minimum royalty due for 2010, with 42,373 shares of our common stock with a fair value of $50,000.

We issued 100,000 shares of common stock with a fair value on the date of issuance of $120,000, to a consultant pursuant to the terms of an agreement to provide services.

Note 6 - Warrants and Options

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the three months ended September 30, 2011.

	Three Months Ended
	September 30, 2011
		Weighted-
		Average
	Number	Exercise
	of Shares	Price
Outstanding at beginning of period	5,218,381	$1.20
Granted during the period	133,755	0.77
Exercised during the period
Cancelled during the period	-
Outstanding at end of the period	5,352,136	$1.19

Exercisable at end of period	5,102,803	$1.20

We estimated the fair value of each warrant at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the warrants granted during the three months ended September30, 2011 – (i) no dividend yield, (ii) expected volatility of between 95% and 130%, (iii) risk-free interest rates of between 0.3% and 0.9%, and (iv) expected lives of between three years and four years.

Of the warrants to purchase 133,755 shares of our common stock granted during the three months ended September 30, 2011 we issued warrants to purchase 33,750 shares of our common stock at a weighted average exercise price of $1.27 per share to various consultants for services performed or to be performed, on our behalf. The warrants had a fair value of $23,359 at the date of grant and were recognized in general and administrative expenses during the period. The remaining warrants to purchase 100,005 shares of our common stock granted during the period, were issued to the holders of our 10% convertible debentures pursuant to their amended terms. These warrants had a fair value of $72,971 at the date of grant which was charged to interest expense during the period. The fair values at date of grant for these warrants were based on the Black-Scholes pricing model.

Options

We have two nonqualified stock option plans approved by shareholders with approximately 1.4 million shares remaining available for grant as of September 30, 2011.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the awards during the three months ended September 30, 2011 – (i) no dividend yield, (ii) expected volatility of between 82% and 126%, (iii) risk-free interest rates of between 0.4% and 0.9%, and (iv) expected lives of between three and five years.

During the three months ended September 30, 2011, we issued options to purchase 75,000 shares of our common stock at an exercise price of $1.11per share, to an employee. The right to exercise certain of these options is based on the optionee’s achievement of specific objectives. As of September 30, 2011, the likelihood of, and the date on which the optionee might achieve the objectives was not apparent, therefore the fair value was not estimated. The remaining options had fair values which totaled $46,818 at the date of grant based on the Black-Scholes pricing model, of which $29,261 was recognized in general and administrative expenses during the period. The remaining unamortized fair value of $17,557 will be recognized over the remaining vesting periods. In addition, when it becomes more than likely that the optionee will achieve their stipulated objectives, the fair value will then be determined and the balance amortized to general and administrative expenses.

In addition, during the three months ended September 30, 2011, we issued options to purchase 82,500 shares of our common stock at exercise prices ranging from $0.88 to $1.00, to certain consultants. These options had a fair value of $$68,153 at the date of grant based on the Black-Scholes option pricing model.

In addition, the fair value of certain options awarded in prior periods is being amortized over their vesting periods.  During the three months ended September 30, 2011, $153,247 was recognized in general and administrative expenses. The remaining unamortized fair value of $263,036 will be recognized over the remaining vesting periods.

The following table summarizes our stock option activity for the three months ended September 30, 2011:

	Three Months Ended
	September 30, 2011
		Weighted-
		Average
	Number	Exercise
	of Shares	Price
Outstanding at beginning of period	5,803,761	$1.13
Granted during the period	157,500	1.05
Exercised during the period	-	-
Cancelled during the period	(200,000)	1.40
Outstanding at end of the period	5,761,261	$1.12

Exercisable at end of period	2,924,703	$1.04

The following table summarizes options outstanding at September 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Options outstanding	5,761,261	$1.12	4.1 years	$846,200
Options vested and exercisable	2,924,703	1.04	3.5 years	280,369
Unvested options expected to vest	2,836,558	1.20	4.6 years	565,831

Note 7 - Subsequent Event

Subsequent to September 30, 2011, we entered into a revolving credit agreement (the “Agreement”) with an unaffiliated third party (“Lender”). Under the terms of the Agreement, Lender has agreed to lend us up to $2.0 million on a revolving basis (the “Loan”). The Loan bears interest at 12% per annum on the outstanding principal amount. The Lender may elect to have all or a portion of accrued interest paid in our shares of common stock. The common stock will be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the variable weighted average price (“VWAP”) of our common stock for the thirty days ending one trading prior to the date of issuance of such shares. The Loan will mature on September 30, 2012. The Lender may convert up to fifty percent of the trailing ninety (90) day average of outstanding principal amount under the Loan into our common stock. Such common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the VWAP for our common stock for any thirty days ending one trading prior to the date of issuance of such shares. In consideration for the Loan, we are obligated to pay all legal and accounting costs associated with the documentation of the Loan and will issue to Lender 250,000 shares of our restricted common stock. We have agreed to use our commercial and reasonable efforts to register the common stock issued to Lender within six months from date of closing provided, however, if such common stock is not registered we will redeem all of Lender’s unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share. The Company has given Lender a security interest in all inventory and its accounts pursuant to terms of a security agreement.

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

Overview

Axion International Holdings, Inc. (“we”, “our” or the “Company”) is the exclusive licensee of patented technologies developed by scientists at Rutgers University (“Rutgers”), can transform recycled consumer and industrial plastics into structural products which are more durable and have a substantially greater useful life than traditional products made from wood, steel and concrete.  We manufacture, market and sell composite rail ties and structural building products, such as pilings, I-beams, T-beams and boards which, based upon the licensed technology and know-how, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene.  These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness, strength and creep resistance.  Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, moisture impervious, non-chemical leaching and insect and rot resistant.  Our products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete.  We market our products in two lines, “ECOTRAX,” our line of rail ties, and “STRUXURE,” our line of structural building products.

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

We recognize revenue when a fixed commitment to purchase the products is received, title or ownership has passed to the customer and we do not have any specific performance obligations remaining, such that the earnings process is complete.

In most cases, we receive a purchase order from our customer specifying the products requested and delivery instructions. We recognize revenue upon our delivery of the products as specified in the purchase order.

In other cases where we have a contract which provides for a large number of products and few actual deliveries, the revenues are recorded each month as the products are produced and the risk of ownership passes to the customer upon pre-delivery acceptance. Prior to deliveries, our customer’s products are segregated from our inventory and not available for fulfilling other orders.

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

Costs of Sales

We recognize costs of sales simultaneous with the recognition of the related revenue. The costs of sales are primarily comprised of the cost of raw materials and the costs and expenses associated with our third-party manufacturing arrangements necessary to produce the finished product.

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

Results of Operations – Three Months and Nine Months Ended September 30, 2011 and 2010

Overview

In late 2010, we began the next phase of our development. Having completed a number of commercially-engineered solution projects over the past several years, we began refocusing our activities from a proof-of-concept demonstrator to a strategically focused sales-oriented growth company. Over the past several years, we had focused on advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our rail ties to mass markets globally and during the three and nine months ended September 30, 2011, we have begun to formulate our sales strategy in regards to our other recycled structural composite building products to other public- and private-sector buyers. Our strategic focus is on the continued growth of sales, initially within the rail tie sectors, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

During the three and nine months ended September 30, 2011, we’ve continued to focus on identifying and evaluating various sources of raw materials as well as locations, processes and methods in which to effectively and efficiently manufacture our products to meet increased demand.  Previously, we sourced our raw materials from third-party and middlemen suppliers, at the stage of being ready for production (i.e., washed, cleaned and ground) which routinely resulted in the acquisition of raw materials at less-than favorable prices. We have met some success with acquiring and contracting for raw materials in bulk form, resulting in more favorable prices. For example, during the three months ended June 30, 2011 we bid on and were awarded two contracts for bulk raw materials directly from municipal sources and have identified facilities to wash, grind and prepare it for production. During the three months ended September 30, 2011, we began to utilize a portion of the raw materials in bulk form to achieve the lowest cost to produce a quality product. As the cost of our raw materials is the single largest determinant of our costs of goods sold, we continue to search out, and secure agreements with sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards.

During the three months ended September 30, 2011, we entered into a two year agreement with an additional third-party manufacturer intended to provide us with a significant increase in production capacity of rail ties. The agreement is subject to renewal upon mutual agreement. The agreement allows for the production of our products utilizing our manifolds, molds and controllers, at predetermined and fixed production costs during the initial term of the agreement.  We initiated test production runs in September 2011 and expect to begin production of rail ties in the three months ended December 31, 2011.

We engaged a consulting group and during the nine months ended September 30, 2011, and have begun to develop and support our quality programs and process improvements in all facets of our business. These initiatives include the implementation of an ISO 9001:2008 World Class Quality Management System, which is scheduled for completion with a certification audit during the three months ended December 31, 2011.

Because we continue in the early stages of commercial manufacturing activities, our costs of sales have been greater than we would expect. We fully anticipate as we advance our manufacturing processes and methods and continue to identify and partner with critical suppliers of raw materials and other production materials and services, our costs of sales will be at more favorable levels.

Revenue

Our strategic focus is on the continued growth of the sales of our products, and the expansion of our technology within and across markets to continue the expansion of our growing pipeline. To broaden our market, we’ve undertaken strategic initiatives, such as the ongoing development and deployment of supporting documentation, research and publications of the structural properties and performance of our products, with the goal to educate the engineers and developers who would recommend our products for their clients.

To broaden our geographic market opportunities, during June 30, 2011 we signed a Letter of Intent to form a global joint venture to capitalize on the world-wide rail tie market. We anticipated that this business opportunity would supplement our own efforts which, to date have been successful in securing sales orders from customers in several international markets. During the three months ended September 30, 2011, we determined that to successfully expand internationally, we need to explore various business strategies and opportunities, and have not executed a definitive agreement with our global joint venture partner at this time.

We recognized revenue of approximately $0.7 million and $0.4 million during the three months ended September 30, 2011 and 2010, respectively. For the same periods, we recognized approximately $0.3 million (primarily to one customer) and $0.4 million, respectively in rail tie revenue, with the balance for 2011 of approximately $0.4 million comprised of sales of our structural products.

For the nine months ended September 30, 2011 and 2010, we recognized revenue of approximately $2.2 million and $1.3 million, respectively. Sales of our railroad ties for the nine months ended September 30, 2011 and 2010 were approximately $1.5 million (less than approximately 40% was to one customer) and $0.6 million, respectively. The balance for the nine months ended September 30, 2011 were sales of our structural products, and for the same period in 2010, was primarily from the re-construction of the two bridges in Virginia.

During the nine months ended September 30, 2011, we shipped products to nineteen customers, including seven new customers during the three months ended September 30, 2011. We have increased our sales backlog and pipeline as a result of our re-focused strategic growth initiative. As of November 2, 2011, our backlog of purchase orders and multi-year delivery contracts in hand of approximately $14.5 million includes approximately $0.8 million in rail ties accepted by our customer at September 30, 2011 but for which transfer of ownership has not occurred. Our pipeline as of November 2, 2011 includes multiple opportunities in the negotiation and review phase totaling approximately $2.0 million and approximately $86.2 million in opportunities in the proposal delivery phase.

Costs of Sales

Our costs of sales are primarily comprised of the cost of raw materials and the costs and expenses associated with our third-party manufacturing arrangements necessary to produce the finished product.  We purchase the raw materials in various stages, from bulk plastic containers which require further processing before use (i.e., washing, drying and grinding), to ready-for-production pellets. Not only does the processing stage at which the raw material has reached prior to purchase have a different price point, but where the raw materials are sourced from also impacts the price. Typically, the further along the raw materials have been processed, the more expensive the per pound cost. For example, raw materials sourced through third-party recycling middlemen or brokers are more expensive than sourcing directly through municipalities. In order to reduce our raw material costs, our current strategies have included broadening our raw material sources and locating and bidding on recycled municipal materials and other low-cost, unprocessed raw materials. During the three months ended June 30, 2011, we bid on and were awarded two municipal contracts for raw materials.

In conjunction with our third-party manufacturing partners, we’ve taken steps to reduce our production costs and expenses. Our current effort has been in increasing production capacity, both through a focused joint effort with our existing manufacturing partner, as well as adding an additional manufacturing partner.  During the three months ended September 30, 2011, we entered into a third-party manufacturing agreement intended to provide us with a significant increase in production capacity of rail ties. We had anticipated achieving full production capacity by September 1, 2011, but we initiated test production runs in late September 30, 2011, and anticipate reaching full capacity production levels during the three months ending December 31, 2011. As with our existing manufacturing partner, the agreement allows for the production of our products utilizing our manifolds, molds and controllers, at predetermined and fixed production costs during the term of the agreement.

The various steps taken during the nine months ended September 30, 2011, from the sourcing of our raw materials to the relationships with our third-party manufacturing partners, should benefit us in reducing and controlling our costs of sales. We anticipate that the benefit of the lower raw material costs we’re encountering should begin to be realized in costs of sales in future periods.

For the three and nine months ended September 30, 2011, our costs of sales were approximately $0.6 million and $2.1 million, respectively. This resulted in gross margins of approximately $77,000 (or approximately 11%) and $85,000 (or approximately 4%), for the three and nine months ended September 30, 2011, respectively. With the initiatives underway in the sourcing of our raw materials and process improvements, we experienced a small reduction in the cost of the raw material component of costs of sales. In addition, during the three months ended September 30, 2011, our third-party manufacturing costs became a variable cost based on pounds of finished goods produced, rather than a fixed daily cost.

For the three and nine months ended September 30, 2010, our costs of sales were approximately $0.3 million and $1.3 million, respectively. The costs of sales for the nine months ended September 30, 2010, included the cost of additional materials supplied to our bridge products, less efficient manufacturing processes, and a period of increased raw material prices. Because we were in the early stages of commercial activities during this period, costs of these revenues were highly dependent on the pricing of individual contracts, concurrent production activities, the use of subcontractors and the timing and mix of product sales and services. These projects were the final commercially engineered solution offerings where we were focused on proof-of-concept, rather than product sales. We do not anticipate entering into these types of arrangements in the future.

Because we continue in the early stages of commercial activities, our historical costs of sales may not be indicative of the costs of sales in the future.

Research and Development

We continue to work with our scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products. Research and development expenses were approximately $130,000 and $296,000 for the three and nine months ended September 30, 2011, respectively as compared to $112,000 and $216,000 for the corresponding periods in 2010, respectively.

During the three months ended September 30, 2011, we continued the third-party testing of our products, which results are intended to be used in introducing and expanding our sales of structural building products. We anticipate our research and development expenses may fluctuate significantly in the future as projects and products are identified and decisions made to either pursue or not.

Marketing and Sales

We incurred marketing and sales expenses of approximately $103,000 and $167,000 during the three and nine months ended September 30, 2011, respectively compared to a credit balance (resulting from a reclassification) of approximately $124,000 for the three months ended September 30, 2010 and $253,000 for the nine months ended September 30, 2010. During the three months ended September 30, 2011, we expanded our business development, marketing and sales effort through the addition of internal staff and additional external efforts through product branding (ECOTRAX, our composite rail ties and STRUXURE, our composite structural building products), trade shows and other marketing programs.

Even though we’ve increased our marketing and sales effort, we anticipate incurring significant marketing and sales expenses in the near future. The strategy we employ in reaching out to our target markets whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by out-licensing our technology to others, will have a significant effect on our marketing and sales expenses.

General and Administrative

During the three and nine months ended September 30, 2011, we incurred approximately $1.3 million and $5.1 million in general and administrative expenses, respectively. For both periods, the expenses represent the costs incurred by our senior management team, administrative support provided to them, and the services of consultants to advise and assist with our strategic and financial plan activities.  During the three and nine months ended September 30, 2011, we recognized approximately $0.5 million and $2.8 million, respectively in share-based compensation expense in the form of the fair value of shares of our common stock, warrants or options issued to consultants, collaborators, employees and directors.

General and administrative expenses for the corresponding periods in 2010 were approximately $0.3 million and $3.2 million, respectively. We recognized a reduction of approximately $0.1 million and a charge of approximately $1.4 million in share-based compensation expense, for the three and nine months ended September 30, 2010, respectively.

We anticipate we will continue to use stock-based compensation when compensating consultants and others, in certain situations. In addition, we anticipate as we continue to grow our business, our general and administrative expenses will increase.

Depreciation and Amortization

For the three months ended September 30, 2011, we recorded depreciation expense of approximately $23,000 for manufacturing and production equipment as a charge to cost of sales.  For prior periods, depreciation of manufacturing equipment was not material and was categorized in operating expenses on our statement of operations, and was $326 and approximately $70,000 for the three and nine months ended September 30, 2011, respectively. The amounts for the comparable periods in 2010 were approximately $67,000 and $204,000, respectively.

During the three and nine months ended September 30, 2011, we purchased approximately $736,000 and $833,000, respectively of equipment for our production lines. We anticipate that we will continue to increase our production capacity as necessary and will continue to purchase manifolds, molds, controllers and other equipment necessary to manufacture our products. This may increase depreciation and amortization expense in the future.

Interest Expense and Amortization of Debt and Preferred Stock Discount

Interest expense, primarily related to the contractual interest on our convertible debt, the amortization of related convertible debt discount, the amortization of the fair value of warrants issued as additional interest pursuant to our amended convertible debentures, and the amortization of our convertible preferred stock discount, was approximately $272,000 and $1.0 million for the three and nine months ended September 30, 2011, respectively. The contractual interest and fair value of warrants issued as additional interest on our convertible debt for the three and nine months ended September 30, 2011, was approximately $100,000 and $311,000, respectively. At the time of issuance, we recorded discounts on our convertible securities primarily due to the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security. For the three and nine months ended September 30, 2011 we amortized approximately $172,000 and $728,000, respectively to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period.

For the three and nine months ended September 30, 2010, regarding the discounts, we amortized approximately $366,000 and $555,000, respectively to expense. The remaining interest expense for the corresponding periods of approximately $35,000 and $82,000, respectively, is a result of applying the contractual interest rate to the principal for each security for that period.

At September 30, 2011, the unamortized discounts for our convertible securities were approximately $1.3 million. The unamortized discount associated with the convertible debentures will be expensed through June 2012.  The unamortized discount associated with the convertible preferred stock is being amortized over three years (the period of time after which the preferred stock may be redeemed), and the balance remaining unamortized at September 30, 2011, will be amortized through April 2014.

Income Taxes

We have unused net operating loss carry forwards, which include losses incurred from inception through September 30, 2011. Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, we have not recorded an income tax benefit at September 30, 2011.

Liquidity, Capital Resources and Plan of Operations

At September 30, 2011 we had approximately $5.1 million in current assets and $1.9 million in current liabilities resulting in working capital of $3.2 million. This compares to a working capital deficit of $0.7 million at December 31, 2010.

During June 2011, the holder of our 7% convertible note in the principal amount of $350,000, elected to convert the principal and unpaid and accrued interest through maturity, into shares of common stock. In addition, at maturity in February 2011, the holder of our 10% convertible note in the principal amount of $60,000, elected to convert the principal and unpaid and accrued interest, into shares of common stock. Additionally, we were able to finalize amendments to certain of our convertible debentures, which among other amended terms, extended the maturity dates into 2012. Of $772,500 in principal amount of convertible debt at September 30, 2011, $172,500 is due by January 31, 2012 and $600,000 is due in June 2012.

We used approximately $4.1 million and $1.8 million in our operating activities during the nine months ended September 30, 2011 and 2010, respectively.  As we increased our capacity to produce more finished products, our inventory increased by approximately $1.5 million and our accounts receivable increased approximately $0.5 million from December 31, 2010.

To increase production capacity, we purchased property and equipment of approximately $0.8 million during the nine months ended September 30, 2011.  We anticipate purchasing additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. We spend approximately $0.7 million to have a typical production line made, delivered and installed. Additional orders for production equipment have been and will be made, for which we will be required to make substantial additional payments.

Financing activities during the nine months ended September 30, 2011 consisted primarily of the sale of our 10% convertible preferred stock of $6.8 million, net of expenses. Financing activities have generated net cash proceeds net of repayments, totaling approximately $6.8 million and $2.4 million during the nine months ended September 30, 2011 and 2010, respectively.

Subsequent to September 30, 2011, we entered into a revolving credit agreement (the “Agreement”) with an unaffiliated third party (“Lender”). Under the terms of the Agreement, Lender has agreed to lend us up to $2.0 million on a revolving basis (the “Loan”). The Loan bears interest at 12% per annum on the outstanding principal amount. The Lender may elect to have all or a portion of accrued interest paid in our shares of common stock. The common stock will be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the variable weighted average price (“VWAP”) of our common stock for the thirty days ending one trading prior to the date of issuance of such shares. The Loan will mature on September 30, 2012. The Lender may convert up to fifty percent of the trailing ninety (90) day average of outstanding principal amount under the Loan into our common stock. Such common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the VWAP for our common stock for any thirty days ending one trading prior to the date of issuance of such shares. In consideration for the Loan, we are obligated to pay all legal and accounting costs associated with the documentation of the Loan and will issue to Lender 250,000 shares of our restricted common stock. We have agreed to use our commercial and reasonable efforts to register the common stock issued to Lender within six months from date of closing provided, however, if such common stock is not registered we will redeem all of Lender’s unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share. The Company has given Lender a security interest in all inventory and its accounts pursuant to terms of a security agreement. Copies of the related documents are filed with this form as Exhibits 10.1 to 10.3.

Our ability to redeem our convertible preferred stock when and if redeemed by the holder, pay principal and interest on our outstanding debt and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance or our ability to raise capital. Pursuant to the terms of the convertible preferred stock, we elected to pay the dividend for the quarter ended September 30, 2011 in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

Our current operating plans for the next fiscal year are to enhance and significantly expand our manufacturing capacity to meet our customer commitments, expand our marketing and sales capabilities to enhance and expand our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our 10% convertible preferred stock and are currently exploring other financing sources, there can be no assurance that we will achieve our financing needs or if it will be available, or if available, that such financing will be pursuant to terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4. Controls and Procedures

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Changes In Internal Control Over Financial Reporting

Over the past twelve months, management engaged experienced accounting personnel, at both the chief financial officer and the controller positions who have initiated formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. Periodically, management will assess the need for additional accounting resources as the business develops.

There were no other material changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

We issued 148,105 shares of common stock effective June 30, 2011, as payment of, in lieu of cash, the dividends on our 10% convertible preferred stock, payable as of June 30, 2011 which was accrued at June 30, 2011, with a fair value at date of issue of $176,245.

We issued 177,563 shares of common stock effective September 30, 2011, as payment of, in lieu of cash, the dividends on our 10% convertible preferred stock, payable as of September 30, 2011, with a fair value at date of issue of $175,787.

During July 2011, we issued 42,373 shares of common stock as payment, in lieu of cash, of the balance due on the minimum royalties due pursuant to our license agreement, with a fair value at date of issue of $50,000.

Pursuant to the terms of an agreement with a consultant, in August 2011 we issued 100,000 shares of common stock, with a fair value at date of issue of $120,000.

During the three months ended September 30, 2011, we issued warrants to purchase 33,750 shares of our common stock at a weighted average exercise price of $1.27 per share, to various consultants for services performed, or to be performed on our behalf.  The warrants had a fair value of $24,586 at the date of grant based on the Black-Scholes pricing model, which was recognized in general and administrative expenses during the period.

During the three months ended September 30, 2011, we issued warrants to purchase 100,005 shares of our common stock at a weighted average exercise price of $0.60 per share, to debenture holders pursuant to the amended terms of our 10% convertible debentures due in June 2012. The warrants had a fair value of $72,971 at the date of grant based on the Black-Scholes pricing model, which was recognized in interest expense during the period.

All shares of common stock were issued to accredited investors pursuant to an exemption from registration under the Securities Act of 1933

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

10.1	Revolving Credit Agreement dated November 9, 2011 between Axion International Holdings, Inc. and Samuel G. Rose

10.2	Security Agreement dated November 9, 2011 between Axion International Holdings, Inc. and Samuel G. Rose

10.3	Revolving Credit Note dated November 9, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: November 14, 2011	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: November 14, 2011	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer