Form 10-K
period 2011-12-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2012-03-06
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,048,678 based on the average bid and asked price of the Common Stock on February 29, 2012.

The number of shares outstanding of the registrant’s Common Stock, as of February 29, 2012 was 25,627,566.

PART I

Item 1.  Business

Overview

We manufacture, market and sell composite rail ties and structural building products, such as pilings, I-beams, T-beams and boards, which, based upon patented technology, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress (or creep resistant). Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, moisture impervious, non-chemical leaching and insect and rot resistant. Our products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete. We market our products in two lines, the first being ECOTRAX™, our line of rail ties, and the second being STRUXURE™, our line of structural building products.

Our ECOTRAX rail ties have been extensively tested and have garnered initial market acceptance, with in excess of 200,000 rail ties installed in track that were produced based on the formulations we use. We are currently receiving a growing number of orders from an expanding customer base and anticipate a rapid expansion of this product.

The strength and durability of our STRUXURE building products have been well documented through their use in the construction of three, short-span bridges at Fort Bragg, North Carolina, designed to support the extreme tonnage requirements for armored military vehicles such as tanks, and two at Fort Eustis, Virginia, designed to support high-load railroad traffic. We are now undertaking the necessary steps to bring our STRUXURE building products to a broader market such as state departments of transportation, golf courses, municipalities and parks and recreation departments for applications such as boardwalks, short-span light-traffic and pedestrian bridges and marinas.

Although we compete in both business lines with suppliers of traditional products made from wood, concrete and steel, we do not yet know of any competitors offering composite products with the mechanical and structural qualities of our products. As we generate the market acceptance we feel our products are capable of achieving, it is our objective to become the market leader in the manufacture and sale of 100% composite structural products capable of supporting material weight loads and withstanding harsh environmental conditions.

The combination of the materials that are extruded which result in the products we sell is based upon patents which Rutgers University holds and which have been exclusively licensed to us for North and South America, the Caribbean, South Korea, Australia, Saudi Arabia, United Arab Emirates, Russia, Africa (except for South Africa) and China (where we are a co-licensee). There is one additional licensee of the patents with who we work in cooperation with in the territories not subject to our license, particularly in Europe, India, Southeast Asia and South Africa. Currently, we are the only manufacturer of ECOTRAX and STRUXURE products and work in collaboration with the other license holder. Under our license, we can grant sublicenses for territories and product applications that we may not exploit. Rutgers continues to expand the patent portfolio upon which our license is based, which serves to enhance our position in the market. Our association with Rutgers’ Center for Advanced Materials via Immiscible Polymer Processing provides us access to their scientists to provide ongoing research for the products and composition of products we desire to produce, thereby eliminating much of the cost associated with internal research and development (or R&D) efforts and reducing our overall R&D expenses.

Scientists associated with Rutgers developed the technologies that underlie the patents starting in the 1980s. This technology combines recycled consumer and industrial plastic wastes, that would otherwise be discarded into landfills, with encapsulated recycled fiberglass and transforms these materials through an extrusion process into structural products which are more durable, have a substantially greater useful life and offer more flexible design features than traditional products made from wood, steel and concrete.  Our products also resist rot and damaging insects without the use of chemical treatments and require significantly less maintenance throughout their lifecycles than traditional wood, concrete or steel products.  In addition, beyond the use of recycled products as part of our manufacturing process, our recycled composite products are environmentally friendly, in part because they sequester carbon and do not contain creosote, a carcinogen used to coat conventional wood crossties.

We are currently marketing our products to both the U.S. domestic and international railroad industry, the U.S. military, and industrial engineering and contracting firms. Our initial products consist of:

•	composite rail ties marketed under the brand name ECOTRAX; and

•	structural composite I-beams, T-beams, pilings along with tongue-and-groove planking and various sizes of boards, all marketed under the brand name STRUXURE.

Although relatively new to the marketplace, our products have been tested and validated in several ways over the past twenty years. The Office of Under Secretary of Defense for Acquisition, Technology and Logistics Corrosion Prevention funded a technology innovation demonstration project at Fort Bragg, North Carolina, to test the strength and durability of the thermoplastic products we produce. The U.S. Army Construction Engineering Research Laboratory commissioned a bridge solely made from our products except for sill plates and steel bolts. Independent third parties validated the load testing which included having an M-1 tank transverse the bridge. The conclusion of the DOD Director of Corrosion Policy was that the bridge was not only good for the U.S. Department of Defense, but also for the U.S. Department of Transportation. This endorsement of our products confirmed their structural and environmental potential.  In addition, our ECOTRAX rail ties have been tested in a heavy-axle-load test track environment and have been sold to and used by Class 1 railroads.

We believe that by combining our technology and products with the new management team we have assembled, a robust opportunity exists to create and grow our revenue base substantially and become the market leader in recycled plastic-based structural components for load-bearing applications.

Products

Our licensed, patented technology allows for the installation and use of rail ties and standard building products not with engineered resins, but with our recycled material formulations. This advantage secures not only a less expensive raw material but also improved performance. Benefits include:

•	lifecycle savings based on lower maintenance, due to greater durability and longevity;

•	improved performance resulting from non-corrosive, rot and insect resistant and non-chemical leaching attributes of our products; and

•	a positive environmental impact.

We are currently selling ECOTRAX rail ties globally, to both freight and transit railroads whose cost-benefit analysis determined the utility of installing recycled, composite rail ties in high-stress, overheated and moisture-laden areas. We have already achieved sales and recurring orders from several railroads, including a major Class 1 railroad, and anticipate receiving several substantial orders in the near future.

The structural composite I-beams (patent pending) and tongue-and-groove planking (patent pending) are innovative products but have been in use for the past eight years. In 2003, a predecessor licensee initially installed these products for a vehicular bridge over the Mullica River in the New Jersey Pine Barrens.   In addition, an earlier bridge construction project was successfully completed at Fort Leonard Wood, Missouri in 1998.  Based on a 2007 analysis performed by the U.S. Corps of Army Engineers, these bridges were determined to be as durable as they were when first installed and remarkably have required virtually no maintenance. In 2009, we supplied the materials for and participated in the installation of the first two structural composite bridges designed for use by military tanks. These bridges can support over 70 tons for track vehicles and over 85 tons for wheeled vehicles. In 2010, we again participated in a unique project, supplying the materials and helping in the design and build of two bridges. These bridges were developed for rail use and are specified to hold 130 tons. Both the tank and rail bridge projects were constructed almost entirely from our materials including pilings, pile caps, girders, decking, rail ties (where applicable), rub rails and railings. We intend to continue to develop new products that will be utilized in various engineered solutions that will serve to expand our market.

Our products were developed after years of research at Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AMIPP. The AMIPP Advanced Polymer Center is a group of collaborative researchers and stakeholders dedicated to exploring immiscible polymer blends and the novel structures and materials obtained by processing such blends. Founded as a Research Excellence Center by the State of New Jersey and Rutgers University, AMIPP depends on an interactive relationship with industry, government, and other universities to generate a steady stream of new technologies, materials, and products in an environment focused on research, development, and commercialization.

Our products’ novel attributes result from the processes and formulations developed by AMIPP. The Rutgers scientists have developed a process using recycled encapsulated fiberglass that creates a 100% recycled plastic composite product with structural stiffness, strength, and creep resistance. The fiberglass blends thoroughly with a high-density polyethylene (or HDPE) solution, creating a validated load-bearing product. The immiscible polymer blending developed at Rutgers takes HDPE plastic (the second most common recycled plastic) as an input and blends it with fiberglass encapsulated within polypropylene (as found in automotive bumper scrap) in a manner that orients the glass fibers and results in properties that exceed the law of mixtures for the individual materials. This creates products with the best features of both, including the flexibility of HDPE and the stiffness and strength of fiberglass. The modulus and strength benefits have been well documented in research conducted at Rutgers over the past twenty years.

The benefits of the resultant products are many. Our products do not contain nor leach harmful chemicals. They can withstand very hot and very cold temperatures and do not biodegrade or oxidize. In one series of tests, our products were subjected to conditions that simulated decades of exposure to various weather patterns. This accelerated weather testing was stopped at 50 years, demonstrating that our products have the ability to last more than 50 years with minimal maintenance. Practical experience from landfills has suggested that HDPE and fiberglass will take thousands of years to decompose. Comparatively, wood placed outside in the presence of water begins to degrade quickly. Wood can also have knots, soft spots, and other imperfections not found in our products.

The effect of ultraviolet (UV) rays on our products, as demonstrated in a 2001 study, shows degradation of 0.003 inch per year, negligible when compared to wood, or the effects of rust on steel. Carbon black pigment, a natural compound, can be added to our products to reduce the degradation caused by UV rays. Our products have a melting temperature of 125 degrees Celsius and freeze at -125 degrees Celsius; neither temperature is observable under natural conditions on Earth’s surface. The inherent strength and flexibility of the material greatly reduce any concerns of a catastrophic failure.

Our products are virtually impervious to moisture absorption and retain key mechanical properties in humid and wet environments. In addition, the products are resistant to attack by insects such as marine borers that have been shown to destroy the integrity of marine wood structures. Our products also have a high resistance to the abrasion that may occur in marine environments due to sand and salt content found in the water environment. The sand and salt-water resistance comes from the fact that HDPE is one of the more resistant polymer materials, as demonstrated by Taber abrasion tests as well as chemical resistance tests. For these reasons, our material is ideal for the harshest of marine conditions.

The extrusion molding process developed by Rutgers creates a product with a grain-like appearance that is rough to the touch. This characteristic makes our products less susceptible to slipping compared to other composite, plastic-based products with smooth surfaces.

Our products are also resistant to creep. According to ASTM D2990, creep is the permanent deformation resulting from prolonged application of stress below the elastic limit. Creep is influenced by the magnitude of the load, the time the load is applied, and temperature. Testing consists of applying a load to a test specimen and measuring the strain after a specified time. Tensile creep is the strain produced by a specified tensile load after a specified time of application. Flexural creep is the outer fiber strain produced by a specified flexural load after a specified time of application. Our products are designed for 600-psi allowable tensile, compressive and flexural stress. That means that one could park a 71-ton tank on a bridge constructed with our products for 25 years, then drive off the bridge, and the bridge would regain its original shape. The strain for our structural products is 3% or more, which is over four times the fracture strain of wood, at 0.7% strain.

Utilizing 100% recycled plastics and plastic composites, our products have the distinct advantage of being environmentally friendly. In our processes, we:

•	divert plastic from the waste stream;

•	do not use any natural products (such as wood) in our products;

•	do not use any chemicals or toxins to manufacture our products; and

•	develop and sell products that can be recycled again at the eventual end of their useful lives.

Market Opportunities

Overview

The deteriorating state of the infrastructure in the United States presents enormous opportunities for our two product lines, ECOTRAX and STRUXURE. Conditions affecting standard building materials such as corrosion, crumbling, material rot, the application of toxic chemicals to retard product failure and maintenance and repair concerns such as painting, staining, rust treatments, and, replacement and downtime costs can be reduced or eliminated by the use of our recycled structural composite building products.

Our two product lines are aimed at different markets, each of which presents unique opportunities.

•	Our ECOTRAX rail tie products are targeted primarily towards North American railroad customers who are expected to significantly increase capital expenditures in the next several years. Similar trends are expected to emerge outside of North America as a result of increased infrastructure spending by both foreign governments and transportation companies.

•	The potential applications for our STRUXURE building products are diverse and can provide solutions across multiple industries. Our intended client base will be various Federal agencies, including the Department of Defense, as well as other local municipalities that look to rebuild public infrastructure, and managers of recreational spaces including, parks, golf courses and marinas.

Railroads

While there are not many new miles of railroad track being built each year in the United States, the nation’s railroads still must spend billions annually to repair and maintain the nation’s network of 140,490 miles (operated by mainly freight companies). Replacing worn out rail ties is one of the industry’s biggest ongoing expenses. Railroads have traditionally relied on using wood ties, but plastic rail ties, using the latest in plastic technology, offer advantages of lower long-term operating costs and several environmental benefits. Even though our purchase price may be more expensive, ECOTRAX rail ties are 58% and 75% less expensive than wood and concrete rail ties, respectively, over the course of its lifetime. Due to its durability and longevity, ECOTRAX rail ties are well positioned to take advantage of the spending on railroad infrastructure.

•	According to the Policy & Economics Department of the Association of American Railroads (ARA), over the 24 year period from 1980-2003, Class I railroads spent more than $320 billion, a little more than $13 billion per year (approximately 44% of their operating revenue) on capital expenditures and maintenance expenses related to infrastructure and equipment.

•	The ARA believes that including the cost of maintenance, railroads in recent years have been pouring roughly $20 billion a year in private investments into the nation’s rail infrastructure and will continue to do so.

•	The Railway Tie Association estimates that the total number of rail ties sold will total nearly 20.4 million units in 2011, 20.9 million units in 2012, and 21.4 million units in 2013.

Structural Building Products

We plan to market our STRUXURE building components for applications that are required to support heavy loads or withstand environmental conditions that generally result in higher maintenance and replacement costs. The success of our building products in the construction of pedestrian and heavy-load short-span bridges has been well documented. This is demonstrated by the incorporation of our products in the construction of several vehicular and heavy-load short-span bridges for the Department of Defense at Fort Leonard Wood, Missouri and Fort Bragg, North Carolina. These bridges have supported heavy armored vehicles, including tanks. (See Figure 1.1 below.) The U.S. Department of Defense’s evaluation of these structures resulted in a pronouncement that these bridges should last for 50 years with little maintenance, should be considered for current use by others (including the Department of Transportation), and promote environmental goals.

Congress has mandated that DOD consider corrosion prevention technologies in the acquisition process and mandated that DOD establish a coordinated research and development program for the prevention and mitigation of corrosion for military equipment and infrastructure.

•	According to the Government Accountability Office (GAO), the Department of Defense spends $22.5 billion annually on equipment and infrastructure as an impact of corrosion.

In addition to supplying municipal government customers who plan to rebuild infrastructure, (bridges) we believe we are well positioned to introduce our products as components with diverse applications in the recreational market, including for use in parks, golf courses and marinas that have routinely used traditional products for piers, bulk heads, boardwalks, light traffic and pedestrian bridges and similar applications.

•	The American Society of Civil Engineers has recommended that the U.S. spend $17 billion a year on bridge maintenance, significantly more than the $10.5 billion that is currently spent each year.

•	Regarding docks, marinas, and piers, the GAO Report on Marine Transportation stated that 13 federal agencies spent an average of $3.9 billion annually on the construction and maintenance of federally authorized projects.

The long-term opportunities for our recycled structural components are substantial and include cell towers, wind turbine poles, sound barriers, boardwalk and residential decking, highway guard rails and posts, sign posts, and other products for State and Federal Departments of Transportation.

Figure 1.1

Successfully Constructed Bridges

Built Using Our Products and Licensed Technology

Sales and Marketing

In 2011, we began to devote increased attention to sales and marketing.  Over the prior three years, we had advanced the development of our technology and products and had completed the deployment of these products across multiple customers, applications and industries, confirming our proof of concept.  Our products have performed at or above expectations.  The next phase of our growth is to introduce our products to the mass markets.  We have commenced sales efforts for our ECOTRAX rail ties and other recycled structural composite products to railroads and other public- and private-sector buyers. Since these sales are important to our early success, our management team is principally handling these initial sales efforts. In addition, we are establishing strategic engineering and sales relationships to generate further sales penetration. Our initial objectives were to secure sales orders for our ECOTRAX rail ties from railroads and transit lines and sales of our STRUXURE products for boardwalks and similar projects from both the U.S. Army and civilian contracts.  We believe our initial sales and marketing efforts have been positively received in the marketplace and our initial success with railroads and the U.S. Army is an indication of the acceptance of our technology and products in the market.

We are using a branding strategy for our rail ties and structural building products by creating the trademarks and brand names “ECOTRAX” and “STRUXURE,” respectively. We are in the process of creating guidance papers for our STRUXURE building products to present to potential customers and structural engineers. We are also creating a standardized structural building products line for which we will create an inventory for rapid delivery to customers. We feel these initiatives will provide the momentum we desire to create for our products.

With adequate funding, we anticipate expanding our organization to focus on increasing our sales pipeline. We anticipate we will deploy varied sales strategies and organizational structures based on each of the unique market segments that we desire to exploit. We believe our products have broad application across many markets. Each of these markets employs a different supply-chain and back-office infrastructure to support its business.

We may utilize a joint venture business strategy in certain markets in order to maximize profitability in a timely and efficient manner. For example, we may explore potential collaborations with companies that will expedite sales efforts into a given sales channel, such as a marine distribution firm, whereby we will contribute our products, research and development and technology and our partner will contribute the sales and marketing knowledge and effort. We will continue to use traditional methods of marketing through major trade magazines, internet, green social networking and trade shows.

International markets present many options for us.  We are currently exploring business structures, including licensing or creating joint venture relationships. We intend to retain control of the licensing of our intellectual property and of the formulation and the manufacturing process we employ. Currently, we are engaged in discussions with government officials and other organizations within Morocco, South America, Russia, France, India, Mexico, Singapore, Indonesia, Thailand and Trinidad.  To date, we have shipped our products to Morocco, India, Canada, Australia, Mexico Trinidad and Italy.

Manufacturing

We do not own manufacturing facilities for the production of our products.  Instead, we believe that our outsourced contract manufacturing model provides us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers and minimize our capital requirements.

Our various licensed patented and patent-pending material formulations lend themselves to production through (i) a continuous-extrusion molding process or (ii) a flow-or-intrusion molding process. The size and complexity of the products being manufactured dictate which of the processes we employ. In addition, we have also explored compression and sheet molding processes as we look to develop and promote our technology and expand market acceptance.

This manufacturing and production model will allow us to take advantage of production facilities located near key customers, reducing freight costs to those customers and making our products more cost effective. In addition, this model allows us to utilize raw material sources in various regions of the country and help promote recycling collection and broaden our supply base.

All of our products are currently manufactured by our contract manufacturers’ facilities in Pennsylvania and Texas. The production facilities we utilize are often on direct industrial rail links or spurs, to allow for efficient product deliveries to customers and particularly to rail customers. Flatbed and container trucks are also used to transport our products. Because of the weather-resistant properties inherent in our products, we use outdoor storage extensively. Facilities that support the manufacture of large products and are involved in the recycling business lend well to our requirements. We have previously identified and entered into discussions with other contract manufacturers that have the skills and capabilities to manufacture our products, and we will continue to evaluate the need to enter into arrangements with additional facilities.

Currently, either (i) we provide the raw materials used in the production of our products directly to our contract manufacturers and pay them a per-pound rate to produce the product, or (ii) we purchase a finished product from them. In both situations we place one or more of our own employees in their facility to serve as production consultants and quality control experts. We require our contract manufacturers to enter into a non-compete and non-disclosure agreement.

We design and retain ownership of certain production equipment such as molds and dies that are provided to our contract manufacturers during production runs.  All molds and manifolds are designed as component parts and can be transferred between facilities or used interchangeably in a plug-and-play system as production needs dictate. We also provide and train our contract manufacturers with specific, internally designed quality-control equipment and procedure manuals. All of our contract manufacturers are required to maintain extensive quality control records. Once our process is further systemized, we may rely on a cost-per-piece basis, thereby eliminating returns risk and maximizing manufacturers’ incentives to meet or exceed production goals.

Materials Supply

Our products are developed with the use of immiscible polymer blends which, when mixed and processed according to proprietary formulations, yield structural grade properties in the resulting product. Recycled plastic wastes materials are used to achieve the desired results

The raw materials we utilize are widely available, and collected in most communities. Only a portion of the billions of pounds of recyclable-eligible materials generated each year are actually collected, and an even smaller percentage is actually used in recycled products. The raw materials can be sourced directly through municipal recycling facilities, major waste haulers, material grinders or recyclers, or brokers depending on the volume required. Recycled material prices are listed on a commodity-style basis in industry periodicals or on-line. Long-term contracts actually benefit us as a buyer as they will allow us to more accurately project our raw material requirements, seek more competitive pricing from suppliers, and lock in that pricing (within limits) over time. An additional benefit inherent in the recycled material market is that it offers far greater pricing stability than does the virgin material market. The primary costs associated with recycled plastics and plastic composites rest with the collection and grinding process. They are not directly tied to fluctuations and increases in oil prices as are virgin materials.

We foresee no shortage of supply in the raw materials we require. Based upon data derived from the American Chemistry Council, we have determined that, based on our current mixture of 70% high-density polyethylene, or HDPE, the major raw material now used in our process, we will use less than 1% of post-consumer plastic that was processed in the United States in 2009. In addition, as municipalities adopt simpler recycling programs, such as not requiring consumers to sort their recycled waste, the amount of recycled plastics should increase. As more municipalities sort their recyclables, we anticipate we will expand our direct purchasing program and achieve a cost reduction in our raw materials. If it becomes necessary to compete for materials supply on a price basis, we should be in a position to pay higher prices since the return we can achieve on our products will be greater than that available to other purchasers. Our production process also does not require washed or clear plastics, which also increases sources of supply.

We also rely upon polypropylene-encapsulated fiberglass for our products. This material is in automotive and other post-industrial scrap that is currently disposed at the expense of the user into landfills. We do not know of any significant purchasers of this raw material and believe that substantial buying opportunities exist from companies that are paid to dispose of the waste, thereby increasing their profits and making us a purchaser of choice.

Intellectual Property

License Agreement

Pursuant to our License Agreement with Rutgers, we have acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import and export products made using patent and patent pending applications owned by Rutgers.  As a result of the License Agreement, we have been granted the right to grant sublicenses. We use these patented technologies in the production of recycled structural composite products, such as rail ties, I-beams, T-beams, pilings and various boards including our tongue-in-groove design, that are utilized in the construction of bridges and marinas.  There is an ongoing flow of new patent applications from Rutgers that we will have the ability to utilize under our License Agreement, such as the patent pending on a new piling design.

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  We also pay annual membership dues to Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AIMPP, a department of Rutgers, as well as consulting fees for research and development projects. The term of the License Agreement runs until the expiration of the last-to-expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.  The membership allows us to use AIMPP for basic research and development at no additional cost, with access to more comprehensive R&D services available to us for fees determined on a per-project basis.

Intellectual Property under License Agreement

Our licensed technologies are based on materials/composition of matter, processing and use and design patents. The patents are held by Rutgers University.  The compositions are used to produce structural products from recycled waste materials. The processing capacity allows the production of efficient shapes from these blends such as rail ties, I-beams and pilings. Our licensed material patents are for immiscible polymer blends which, when mixed and processed according to proprietary formulations, yield structural grade properties in the resulting product. The concept is relatively straightforward. Rather than mixing materials with similar properties together to yield a third material (a commonly accepted industry practice), our licensed technology blends two separate materials in a manner that allows them to physically bind together while still retaining their original properties. In effect, a rugged, weather-resistant material is mixed with a stiff and rigid material to yield both strength and stiffness properties.

 Our licensed patents cover multiple material compositions, including high-density polyethylene (or HDPE), a polymer commonly available from post-consumer and post-industrial waste streams, together with either stiffer polymers or polymer composites. Each of these polymer combinations can be used in rail tie manufacturing, which is our most completely tested and accepted product.  Included in our license are three pending patents covering manufactured shapes, covering (i) both I-beams and tongue-in-groove planking, (ii) a method to produce even longer I-beams with variable shapes, and (iii) a newly designed rail tie that obviates the need for the expensive steel tie plate. In addition, we have a letter agreement to utilize methods to enhance the performance of our rail tie products in ballasted track situations.

Competition

We believe our competitors are the suppliers of traditional rail ties and building materials made from wood, steel and concrete. These materials have gained widespread acceptance over time. We know of no other company that produces products with qualities similar to ours.  We do not view other composite manufactures of plastic-based products as competition for some of the applications for which our products are most suitable since, to our knowledge, these other composites cannot withstand significant load factors and because many of these products have wood components that cause the products not to possess the distinguishing features of our products.  To the extent we compete with traditional suppliers, there are many competitors across the industry verticals we have targeted.  Since our products will often be more expensive in the short-term, but less expensive in the long-term, we believe that can readily compete in our markets.  Our challenge is to better educate potential customers in particular industries as to these advantages.  Our competition and strategies for growth in particular industries are described in greater detail below.

Rail Ties

Before we launched our current business, there were other companies in the composite rail tie industry, which demonstrated the enthusiasm of the railroad market for composites.  One particular company received an order for one million rail ties from a major freight carrier. However, the customer experienced a number of quality control issues, a high rejection rate in the field and significant management turnover, but they were able to establish the potential volume that the rail industry could generate. Another privately held rail tie manufacturer based in Florida remains active in the industry, but with limited production capacity and limited market penetration.  A Japanese company produces composite rail ties from virgin materials and, as a result, the company’s products are both more expensive and less environmentally friendly than our ECOTRAX products.

We believe composite rail ties make up less than 5% of the replacement rail ties ordered in the United States, so there is ample room for increasing the proportion of composite ties ordered relative to those made from traditional materials.  We note that more than 1.5 billion gross tons have run over 100 of our ECOTRAX rail ties at an American Association of Railroads test track in Pueblo, Colorado, and 200,000 rail ties, produced based upon our technology, have been in service and no incidents have been reported. We believe that this record, combined with our ability to produce our ECOTRAX rail ties more quickly than potential competitors could be able to produce their composite ties, positions us to lead the composite rail tie market.

Traditional Building Materials

Our primary competitors for our STRUXURE building products are producers of traditional wood, steel and concrete building materials.  Domestically, producers of composite building materials tend to focus their offerings on the home improvement market, whereas our STRUXURE products are intended for use in boardwalks, lightweight and pedestrian bridges, golf courses, and other non-residential applications.  With respect to marine applications, the largest supplier of composite marine products is the Seaward division of Trelleborg. This supplier has a system of virgin fiberglass rods which are inserted in a polymer shell to create pilings and related marine products. This supplier uses a multi-stage manufacturing process and virgin materials which we believe creates a more expensive solution than the products we can offer.

Employees

As of February 29, 2012, we had twelve full-time employees and continue to utilize consultants on an as-needed basis.

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

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for the years ended December 31, 2011 and September 30, 2010 and for the three-month transition period ended December 31, 2010, based on our significant operating losses and the requirement for external financing. Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

We have generated limited operating revenues. If we are unable to commercially manufacture higher volumes and sell our recycled structural plastic products, we will not be able to generate profits and we may be forced to curtail operations.

As of the date hereof, we have generated limited revenues. As a result, we have limited operating revenue and we anticipate that, for at least the near future, we will operate at a loss.  Our ultimate success will depend on our ability to commercially manufacture higher volumes and sell our recycled structural plastic products.  If we are unable to do so, we will not be able to generate profits and we may be forced to curtail operations.

We are dependent on our ability to raise capital from external funding sources.  If we are unable to continue to obtain necessary capital from outside sources, we will be forced to reduce or curtail operations.

We have not generated any significant cash flow from operations and we will not be cash flow positive for at least the near future.  We also have limited financial resources.  As a result, we will need to obtain additional capital from outside sources to continue operations and commercialize our business plan.  Our ability to execute our business plan depends upon our ability to obtain financing through:

•	bank and other debt financing;

•	equity financing;

•	strategic relationships; and/or

•	other means.

Due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, our ability to raise capital from outside sources could be impaired by an inability to access the capital markets or an unforeseen outflow of cash. If we are unable at any point to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

The demand for rail ties and structural building products fluctuates, which could adversely affect our results of operations.

Demand in the end markets served by our customers is influenced by many factors, including the following:

•	global and regional economic, political and military events and conditions;

•	fluctuations in energy, fuel, oil and natural gas prices and the availability of such fuels;

•	changes in residential and commercial construction demands, driven in part by fluctuating interest rates and demographic shifts;

•	changes in demand for our products due to technological innovations;

•	changes in laws and regulations (or the interpretation thereof) related to the production of structural plastic products or the environment;

•	prices, availability and other factors relating to our products;

•	continued preferences for wood, metal or concrete, rather than plastic, structural products;

•	increases in costs of labor and labor strikes; and

•	population growth rates.

We cannot predict or control the factors that affect demand for our products. Negative developments in the above factors, among others, could cause the demand for structural plastic products to decline, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

If we cannot produce enough of our products to satisfy customer demand, our ability to execute our business plan will be adversely affected.

            Our customers’ needs will often require the fulfillment of orders within short periods. As a result, a sudden increase in demand from our customers without a correlative increase of our production capacity or inventory may prevent us from timely satisfying our customers’ demand for our products. Because our customers’ demand will persist regardless of our ability to meet that demand, our inability to produce enough of our product to satisfy our customers’ needs may lead to the use by those customers of wood, concrete or metal products, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

Our business is subject to risks in obtaining the recycled materials we use at acceptable prices.

The production of our products requires substantial amounts of recycled plastic and recycled plastic composite materials. Our business could suffer from the loss of significant sources of these materials, the payment of higher prices for these materials or the failure to obtain sufficient additional materials to meet planned increases in production. In addition, the price of recycled plastic and recycled plastic composite materials sometimes experiences cyclical variation in cost as a commodity. Our ability to obtain adequate supplies of recycled materials at acceptable cost and quality depends on our success in developing diverse sources of supply that meet our requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed locations.

As of February 29, 2012, we had substantial convertible debt outstanding which is due in June 2012.

We had $600,000 in convertible debt outstanding as of March 2, 2012 with maturity dates of June 30, 2012. We may not have the capability to repay these obligations when they become due, and will either need to generate appropriate cash flows from operations, raise additional capital from other sources or negotiate with the debt holders to extend the maturity to allow us to commercialize our business plan and further generate the necessary capital for ultimate repayment. If we are unable to do this, we will be forced to curtail or cease operations.

As of February 29, 2012, we had substantial debt outstanding under our revolving credit agreement with a maturity date of September30, 2012.

We had $466,000 outstanding under our revolving credit agreement with a maturity date of September 30, 2012. In addition, we issued 250,000 shares of our common stock to the lender as a commitment fee. Pursuant to the terms of the revolving credit agreement, we are obligated to register those common shares within six months of issue. If we are unable to do that, the lender has the right to require us to repurchase those shares. We may not have the capability to repay these obligations when they become due, and will either need to generate appropriate cash flows from operations, raise additional capital from other sources or negotiate with the lender to extend the maturity to allow us to commercialize our business plan and further generate the necessary capital for ultimate repayment. If we are unable to do this, we will be forced to curtail or cease operations.

As of February 29, 2012, we had substantial convertible preferred stock issued, containing a redemption feature by the holder anytime after their three-year anniversary of the original purchase.

We had 10% convertible preferred stock with a face value of approximately $7.5 million issued and outstanding at March 2, 2012. At the holder’s election, they may force the redemption of their 10% convertible preferred stock any time after the three-anniversary of their original purchase. Currently, we do not have the resources to redeem these securities, and will either need to generate appropriate cash flows from operations, raise additional capital from other sources or negotiate with the preferred stockholders to eliminate or postpone the redemptions. If we are unable to do this, we will be forced to curtail or cease operations.

Our products are new and, to date, have limited exposure and acceptance in the marketplace.  If our products do not receive market acceptance, our ability to execute our business plan will be adversely affected.

Although earlier versions of our composite rail ties and structural building products, such as I-beams, T-beams, pilings and boards were sold by a predecessor licensee, our products are relatively new to the marketplace. As a result, the claims regarding their attributes have not been fully validated in the marketplace through actual extended use.  Potential customers may be resistant to trying new products such as ours or, after actual use, may determine that our products do not meet their needs.  If our products do not receive market acceptance, our business, financial condition, results of operations, cash flows and prospects will be adversely affected.

Our business is highly reliant on contract manufacturers. If one or more we engage do not meet our manufacturing requirements, our ability to manufacture and subsequently sell our products will be materially impaired.

We rely on third parties to manufacture our products and we currently have arrangements with two contract manufacturers to manufacture our products. Consequently, we are dependent on third parties for the manufacture of our products. Our business is dependent upon our retention of contract manufacturers and the development and deployment of their manufacturing capabilities. There can be no assurance that we will obtain the requisite contract manufacturers or, once retained, that these manufacturers will be able to meet our manufacturing needs in a satisfactory and timely manner, or that we can obtain additional contract manufacturers when and if needed. Although we believe there are a number of potential manufacturers available, if we are unable to retain them quickly or cost effectively, our ability to manufacture and sell our products will be materially impaired. Our reliance on contract manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the manufacturing process, quality assurance, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements. Although we believe that these contract manufacturers will have an economic incentive to perform such manufacturing for us, the amount and timing of resources to be devoted to these activities is not within our control, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, an interruption in supply from one or more of such contract manufacturers, or the inability to obtain additional contract manufacturers when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

Our business is highly reliant on a small group of customers. If we lose business from those customers, our sales will be materially impaired.

We are subject to risk related to customer concentration because of the relative importance of our largest customers and the increased ability of those customers to influence pricing and other contract terms. Although we strive to broaden and diversify our customer base, a significant portion of our revenue is derived from a relatively small number of customers. Consequently, a significant loss of business from, or adverse performance with regard to, any of our major customers may have a material adverse effect on our financial condition, results of operations and cash flows. Similarly, the renegotiation of major customer contracts may also have an adverse effect on our financial results.

If we are unable to develop substantial sales and marketing capabilities, we most likely will not be able to generate adequate sales.

Sales and marketing have, to date, been conducted by our senior management team.  In the future, we may utilize a joint venture business strategy in certain markets in order to gain sales in a timely and efficient manner. Alternatively, with incremental funding, we may hire sales and marketing staff, additional engineers and supporting staff and implement a detailed marketing program. However, there can be no assurance that we will be successful in entering into joint ventures or developing a sales and marketing force or that our sales and marketing efforts will be successful.

If, as our international sales operations increase, our employees or agents violate the U.S. Foreign Corrupt Practices Act or anti-bribery laws in other jurisdictions, we may incur substantial fines or penalties, or experience other adverse consequences.

Since the quarter ended June 30, 2010, we have received international orders and increased our efforts to arrange international selling activities.  We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. As we begin to operate and sell internationally, there is an increasing risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our effective control.  Our attempts to implement safeguards may not be effective in preventing employees, consultants, sales agents or distributors from engaging in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Because our competitors may have greater financial, marketing and research and development resources, we may not be able to successfully compete in our markets.

We compete with suppliers of traditional wood and concrete rail ties and building products and several composite product companies that offer products in our markets.  Most of our competitors and potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of plastic rail ties and structural building products similar or superior to our technology, which may result in our products becoming less competitive or obsolete. Competition from other companies may increase as advances in technology are made. We cannot guarantee that we will be able to compete successfully against these competitors in the future or that competition will not have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

We depend upon senior management and key personnel. Any loss of their services could negatively affect our business. Our failure to retain and attract such personnel could harm our business, operations and product development efforts.

Our success will depend, to a significant extent, on the performance of our senior management team, and others who we may hire. To the extent that the services of any of our key personnel become unavailable, we will be required to retain other qualified persons. We may not be able to find a suitable replacement for any such person. The loss of the services of key persons could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends, in part, on our ability to protect our important intellectual property rights (including those licensed from Rutgers). The steps we have taken may not be adequate to deter misappropriation or unauthorized use of our proprietary information or to enable us to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Rutgers University has obtained multiple U.S. patents that are licensed to us and continues to seek patents with respect to newly developed technologies related to our products. We also rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright laws to protect our proprietary rights. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information, and if it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure. However, these confidentiality agreements cannot guarantee there will not be disclosure or misappropriation of such proprietary information. In addition, litigation may be necessary to enforce our intellectual property rights, protect trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Intellectual property laws provide limited protection. Moreover, the laws of some foreign countries do not offer the same level of protection for intellectual property as the laws of the United States. Litigation may result in substantial costs and diversion of resources and the attention of senior management, which may limit the development of our business.

If we or our contract manufacturers were found to be infringing any third-party patents, we or they could be required to pay damages, alter our or their products or processes, obtain licenses or cease certain activities. We cannot be certain that if we or they required licenses for patents held by third-parties that they would be made available on terms acceptable to us or them, if at all.

Environmental liabilities and environmental regulations may have an adverse effect on our business.

The company with which we merged previously held minority and non-operating interests in oil and gas properties.  The oil and gas business is subject to environmental hazards such as spills, leaks or discharges of petroleum products and hazardous substances.  Although no claims have been made to date and we no longer have any such interests, potential environmental liability may not be extinguished with regard to a holder, such as us, of oil and gas interests during the period in which the interests were held.

Our current operations, and those of our contract manufacturers, are subject to various federal, state and foreign environmental laws and regulations. Environmental laws and regulations change regularly and we may become subject to increasingly stringent environmental standards in the future, particularly with respect to standards related to climate change issues, such as reporting of greenhouse gas emissions. In addition, we and our contract manufacturers are required to comply with environmental laws and the terms and conditions of multiple environmental permits. Failure to comply with these laws or permits could result in fines and penalties, interruption of manufacturing operations, or the need to install pollution-control equipment that could be costly.

Material weaknesses in our disclosure controls and procedures or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our common stock price.

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, formal procedures and segregation of duties necessary to ensure that adequate review of our financial statements and notes thereto is performed, and have concluded that our internal control over financial reporting was not effective as of December 31, 2011. These material weaknesses and our remediation plans are described further in Item 9A. Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

During the year ended December 31, 2011, we have continued the review, development and implementation of processes, procedures and controls over our financial reporting practices to provide the appropriate level of segregation of responsibilities and oversight.

We have limited operating history with regard to our new business and, as a result, there is a limited amount of information about us on which to make an investment decision.

We commenced our current operations in November 2007 and have recognized limited revenues to date. Accordingly, there is very little operating history upon which to judge our current operations or financial results.

We have outstanding options, warrants, convertible debentures and convertible preferred stock, and we are able to issue “blank check” preferred stock, that could be issued, resulting in the dilution of common stock ownership.

As of February 29, 2012, we had outstanding options, warrants, convertible debt and convertible preferred stock that, when exercised or converted, could result in the issuance of up to approximately 24 million additional shares of common stock. In addition, our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. To the extent that outstanding options, warrants and convertible debentures or similar instruments or convertible preferred stock issued in the future are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our common stock.   Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we have issued or may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  In addition, the sale of our common stock could impair our ability to raise capital through the sale of additional common or preferred stock.

Future financing will result in dilution to existing stockholders.

We will require additional financing in the future. We are authorized to issue 100 million shares of common stock and 2,500,000 shares of preferred stock. Such securities may be issued without the approval or consent of our stockholders. The issuance of our equity securities in connection with a future financing will result in a decrease of our current stockholders’ percentage ownership.

Anti-takeover provisions in our articles of incorporation, bylaws and Colorado law could make a third-party acquisition of us difficult.

Our articles of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire control of us, including provisions that determine when and by whom special meetings of our stockholders may be called. In addition, certain provisions of Colorado law, including provisions that specify that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested shareholders, could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our shareholders.

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

Our common stock is deemed to be a “penny stock” and trading of our shares is subject to special requirements that could impede our stockholders' ability to resell their shares.

Our shares are subject to the Penny Stock Reform Act of 1990 which may potentially decrease your ability to easily transfer our shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules.

We currently do not intend to pay dividends on our common stock and consequently your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Consequently, your only opportunity to achieve a return on your investment in our common stock will be if the market price of our common stock appreciates and you sell your common stock at a profit.

The ability of investors to recover from our former auditor may be limited due to the auditor’s cessation of operations and financial condition.

The auditor for our consolidated financial statements for the fiscal years ended September 30, 2010 and 2009 has ceased operations and has not reissued its report in connection with this Registration Statement. We will be unable to obtain future accountant’s reports from the firm because it has discontinued its auditing practice. This means that we will also be unable to obtain consents to incorporate any financial statements audited by the firm into registration statements that we may file or amend in the future. Accordingly, investors may not be able to bring an action against our former auditor pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934 with respect to any such registration statements or with respect to this Registration Statement and, therefore, any recovery from our former auditor may be limited. The ability of investors to recover from our former auditor may also be limited as a result of its financial condition.

Item 2. Properties

We own no real property and lease approximately 2,100 square feet of office space in New Providence, New Jersey pursuant to a three-year lease agreement for office space which provides for an initial monthly lease payment of approximately $4,000 with customary annual increases.  These premises serve as our corporate headquarters. The initial term of the lease expires on October 31, 2012 and the lease provides one renewal option for an additional three-year term.

Item 3.  Legal Proceedings

We may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. We are not aware of any material pending legal proceedings involving us except as discussed below.

In April 2006, our predecessor, Analytic Surveys, Inc., commenced an action against Tonga Partners, L.P., Cannell Capital, L.L.C. and J. Carlo Cannell (collectively, Tonga) in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of common stock, and thereafter sold such shares for short-swing profits.  In September 2008, the court granted our motion for summary judgment against Tonga for disgorgement of short-swing profits in the amount of $4,965,898.  Tonga appealed the judgment to the United States Court of Appeals for the Second Circuit, where the appeal is currently pending.

We may also be subject to various other routine litigation incidental to our business. Management does not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2011, there were approximately 1,350 registered holders of our common stock, and there were 25,257,261 shares of our common stock outstanding.  Our common stock has been traded on the Over-the-Counter Bulletin Board since June 1, 2007.  From June 1, 2007 to August 3, 2008, our common stock was traded under the symbol “ANLT,” and then following the name change, since August 4, 2008, the date of the reverse split, our common stock was traded under the symbol “AXIH.”  From April 3, 2007, until June 11, 2007, our common stock was traded on the OTC Pink Sheets.  Prior to April 3, 2007, our common stock was traded on the NASDAQ Capital Market.  Our business changed to that of Axion’s on March 20, 2008, the date of the Merger.  The following table sets forth the high and low bid quotations for our common stock (on a post-reverse split basis) as reported on the Over-the-Counter Bulletin Board by quarter during each of our last two fiscal years.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.  On February 29, 2012, the last reported sale price for our common stock as reported on the Over-the-Counter Bulletin Board was $0.74 per share.

	High	Low

Year Ended December 31, 2011:
First quarter	$2.10	$0.91
Second quarter	1.43	1.05
Third quarter	1.26	0.75
Fourth quarter	1.00	0.65

Three Months Ended December 31, 2010	$1.10	$0.80

Year Ended September 30, 2010:
First quarter	$3.20	$2.10
Second quarter	3.10	1.55
Third quarter	1.80	0.66
Fourth quarter	1.29	0.75

Dividends

Since becoming a public company, we have not declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  We presently expect that we will retain all future earnings, if any, for use in our operations and the expansion of our business. In addition, under the Certificate of Designations for the Preferred Stock, as corrected, dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock until all dividends have been paid in full on the Preferred Stock.

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

Overview

Our predecessor company was formed in 1981 under the name Analytic Surveys, Inc. On March 20, 2008, Analytic Surveys, Inc. consummated an Agreement and Plan of Merger (or the Merger) with Axion International, Inc.. In the Merger, the stockholders of Axion International, Inc. succeeded to approximately 90.7% of Analytic Survey, Inc.’s issued and outstanding common stock and Analytics Survey changed its name its name to Axion International Holdings, Inc. The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.

Axion manufactures, markets and sells composite rail ties and structural building products, such as pilings, I-beams, T-beams and boards which, based upon patented technology and know-how, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. We market our products under two lines, “EcoTrax,” our line of rail ties, and “StruXure,” our line of structural building products.

Sources of Revenues

We derive our revenues through the sale of our EcoTrax™ rail ties and StruXure™ building products. Our strategic focus is to advance rapidly the sale of our EcoTrax rail ties and to create a broad-based market for our StruXure building products. We have been undertaking strategic initiatives, including the ongoing development and deployment of guidance materials, such as supporting documentation, research and other publications of the structural properties and performance of our products, with the goal to educate the engineers, developers and others who might use our products in projects for their clients, as well as potential customers.

In late 2010, we commenced the sales and marketing of our products. Having completed a number of commercially engineered solution projects over the past several years, we began concentrating our activities from proof-of-concept to a strategically focused, sales-oriented growth company. Over the past several years, our activities centered upon advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our EcoTrax rail products to mass markets globally and, during the year ended December 31, 2011, we developed and began implementing a sales strategy for our StruXure building products to other public- and private-sector buyers. Our strategic focus is on the continued growth of sales, within both the rail tie and the structural building products sectors, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

Cost of Sales and Operating Expenses

Costs of Sales. Our costs of sales are primarily comprised of the cost of raw materials and the costs and expenses associated with our contract manufacturing arrangements.  The price of the raw materials depends principally on the stage and source of the supply. We purchase the raw materials in various stages, from bulk plastic containers, which require further processing before use, to ready-for-production material. Typically, more processed raw material is more expensive, on a per-pound basis, than less processed material. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from municipalities.

Our strategy to reduce our raw materials costs include broadening our raw materials sources, bidding on recycled municipal materials and purchasing other low-cost, unprocessed materials. Previously, due to the limited amount of time and personnel we could devote to raw materials sourcing, we acquired our raw materials primarily from intermediaries, and purchased production-stage material, which resulted in the acquisition of raw materials at less-than favorable prices. During the year ended December 31, 2011, we have had some success with acquiring and contracting for raw materials in bulk form, resulting in more favorable prices. For example, we were awarded several contracts to purchase bulk raw materials directly from municipal sources and have contracted with facilities to wash, dry, grind and prepare it for production. As the cost of our raw materials is the single largest determinant of our costs of sales, we continue to seek out (i) agreements with sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards as well as (ii) expanding our research and development effort of different raw materials which may provide a cost and/or performance advantage over existing materials.

We have also taken steps to reduce our production costs and expenses, while at the same time increasing capacity. Our current effort has been in increasing production capacity, both through a focused joint effort with our existing manufacturing partner, as well as adding an additional manufacturing partner. During the year ended December 31, 2011, we entered into a contract manufacturing agreement which has provided us with a significant increase in production capacity of rail ties. We had anticipated achieving full production capacity prior to August 2011, but since we only initiated test production runs in late September 2011, we did not attain significant production levels until late November 2011. As with our existing contract manufacturing partner, this contract manufacturing agreement allows for the production of our products utilizing our manifolds, molds and controllers. Instead, however, of us sourcing and supplying the raw materials and paying a per pound manufacturing cost to our contract manufacturer, we purchase a finished product from them at a predetermined cost. Pursuant to the agreement, the predetermined cost is based on a reference price of each raw material, and we are obligated to reimburse the contract manufacturer for any costs it incurs in excess of the reference price and we share in any savings resulting from raw material purchases below the reference price. In addition to eliminating our cost and expense of sourcing the raw materials, we have improved our cash flow by eliminating the need to expend funds early in the manufacturing-to-sales cycle to purchase the raw materials, and instead purchase the finished product closer to the sale to our customer.

Even with the fluctuations in the prices in the raw materials market, steps we have taken during the year ended December 31, 2011—from the sourcing of our raw materials to the relationships with our contract manufacturers—should continue to benefit us in reducing and controlling our costs of goods sold.

Research and Development. Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include costs associated with the design and the required testing procedures associated with our two product lines. We continue to work with the scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products.

Marketing and Sales. Expenses related to marketing and sales consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, advertising, trade shows and related travel. We have increased our marketing and sales effort and anticipate incurring significant marketing and sales expenses in the future. The strategy we employ in reaching out to our target markets—whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by sub-licensing our technology to others—will have a significant effect on our marketing and sales expenses. We expect that in the future, marketing and sales expenses will increase in absolute dollars.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, shareholder services and other corporate expenses. We anticipate that we will continue to use share-based compensation when compensating consultants and others, in certain situations. In addition, we anticipate as we continue to grow our business, our general and administrative expenses will increase. As a result, we expect that in subsequent periods, general and administrative expenses will increase in absolute dollars as revenue increases.

Depreciation and Amortization. For the fiscal year ended December 31, 2011, we recorded depreciation expense for manufacturing and production equipment as a charge to cost of sales. For prior periods, depreciation of manufacturing equipment was categorized in operating expenses on our statement of operations.

As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses as a component of cost of sales.

Interest Expense and Amortization of Debt Discounts. Interest expense primarily consists of the contractual interest rate we pay on our convertible debt instruments. Amortization of debt and preferred stock discount consists of the periodic amortization of the debt discounts associated with our convertible debt, the amortization of the fair value of the bonus warrants issued to the holders of the convertible debt, and the amortization of the 10% convertible preferred stock discount.

Gain from Change in Fair Value of Derivative Liability. During the year ended December 31, 2011, we entered into a revolving credit agreement which gives the holder the right to convert a portion of the outstanding debt into shares of our common stock. We recognized the fair value of this beneficial conversion feature at the date we executed the agreement and we recognized the change in the fair value at December 31, 2011.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (or GAAP) in the U.S. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.

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

Revenue and Cost Recognition. We recognize revenue when a fixed commitment to purchase our products is received, title or ownership has passed to the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and we do not have any specific performance obligations remaining, such that the earnings process is complete. In most cases, we receive a purchase order from our customer specifying the products requested and delivery instructions. We recognize revenue upon our delivery of the products as specified in the purchase order.

In other cases where we have a contract which provides for a large number of products and few actual deliveries, the revenues are recorded each month as the products are produced and the risk of ownership passes to the customer upon pre-delivery acceptance. Prior to deliveries, our customer’s products are segregated from our inventory and not available for fulfilling other orders.

Stock-based Compensation.  We recognize stock-based compensation for transactions in which we exchange our equity instruments for services of directors, employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model. The Black-Scholes model requires the input of subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. We use a measure of volatility based on the historical volatility of our common stock over a similar period to the expected life of the award. The expected term of an award is based on the vesting period.  We base the risk-free rate on the rate of U.S. Treasury obligations with maturities similar to the expected term used in the model. Historically, we have not, and do not anticipate paying in the foreseeable future, dividends on our common stock, and accordingly use an expected dividend yield of zero.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

We are comparing the year ended December 31, 2011 to the year ended September 30, 2010 as we changed our fiscal year end to December 31 at October 1, 2010. Therefore, 2010 results reflect a different operating period.

Years Ended December 31, 2011 and September 30, 2010

Revenue. For the years ended December 31, 2011 and September 30, 2010, we recognized revenue of approximately $3.9 million and $1.6 million, respectively. For the year ended December 31, 2011, we recognized revenue for the sales of our EcoTrax, our composite rail ties of approximately $2.9 million with the remainder resulting from our sales of our StruXure composite structural building products. Approximately two-thirds of our EcoTrax sales during the year ended December 31, 2011, was to one customer pursuant to a three-year supply agreement. Even though this contract contains challenging pricing terms, it has provided us with a base to develop and expand our manufacturing capacity and processes. Our focus will continue to be on diversifying our customer base as well as the products we offer for sale.

During the fiscal year ended September 30, 2010, we fulfilled orders for our StruXures products, for which we recognized approximately $1.0 million of revenue. In addition, we also recorded sales of EcoTrax composite rail ties and assorted other products of approximately $0.6 million.

Costs of Sales. Cost of sales amounted to approximately $3.8 million and $1.5 million for the years ended December 31, 2011 and September 30, 2010, respectively, resulting in gross margins of approximately $113,000 and $57,000, respectively. The gross margins of 2.9% and 3.6% for the years ended December 31, 2010 and September 30, 2010, respectively, are a result of being in the early stages of our manufacturing and commercial activities and included, among other factors, inefficient manufacturing processes and methods and additional costs and expenses incurred to fulfill certain orders. Because we are in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the price of raw materials, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Research and Development. Research and development costs totaled approximately $0.5 million and $0.2 million for the years ended December 31, 2011 and September 30, 2010, respectively. This increase reflects the expansion of our efforts to innovate our third-party manufacturing processes, enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

Marketing and Sales.  Marketing and sales expenses increased to approximately $0.5 million for the year ended December 31, 2011 compared to $0.4 million for the year ended September 30, 2010. The minor increase was primarily due to additional personnel and the development and implementation of our branding strategy and marketing efforts in support thereof.

General and Administrative.  General and administrative costs totaled approximately $5.7 million and $5.6 million for the years ended December 31, 2011 and September 30, 2010, respectively. This small increase was the result of an increase in personnel and related costs and expenses offset by a reduction in consulting expenses During the years ended December 31, 2011 and September 30, 2010, we recorded approximately $3.4 million and $2.3 million, respectively in charges related to the fair value of the issuances of shares of our common stock, options or warrants providing the right to purchase shares of our common stock at a predetermined price in the future. During the year ended December 31, 2011, we issued shares of common stock in lieu of cash payments in connection with a licensing agreement, a commitment fee for a financing transaction, compensation for our directors, officers and employees, as well as to several consultants.

Depreciation and Amortization. Depreciation and amortization totaled approximately $137,700, including approximately $23,500 charged to costs of sales in the year ended December 31, 2011, compared to approximately $268,000 in the fiscal year ended September 30, 2010. As the investment in molds and other production equipment for use by our third-party manufacturing partners increased during the year ended December 31, 2011, the useful lives of this new equipment was estimated to be longer than equipment acquired in previous periods, resulting in less depreciation expense for the comparable periods. .We allocated the depreciation expense of the machinery and equipment used in manufacturing to cost of sales beginning in the year ended December 31, 2011. In prior periods the depreciation expense was included in depreciation and amortization.

Interest Expense. Interest expense recognized during the years ended December 31, 2011 and September 30, 2010, was approximately $156,600 and $107,300, respectively, and represented the contractual interest rates payable on our debt obligations.

Amortization of Debt Discounts. During the years ended December 31, 2011 and September 30, 2010, we recognized approximately $1.2 million and $0.6 million, respectively for the amortization of various convertible debt discounts, the amortization of the fair value of warrants issued as additional interest pursuant to our amended convertible debentures, and the amortization of our convertible preferred stock discount. The fair value of warrants issued as additional interest on our convertible debt for the year ended December 31, 2011, was approximately $234,700. There were no warrants issued for additional interest on the convertible debt during the year ended September 30, 2010. At the time of issuance, we recorded discounts on our convertible securities primarily due to the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to stockholders’ deficit in the case of the imbedded conversion feature and to expense in the case of the related warrants and costs of issuances. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period.

At December 31, 2011, the unamortized discounts for our convertible securities were approximately $1.4 million, which consisted of an approximately $510,900 discount associated with our various convertible debt and an approximately $894,700 discount associated with our 10% convertible preferred stock. The unamortized discount associated with the convertible debt will be expensed through September 2012. The unamortized discount associated with the convertible preferred stock is being amortized over three years (the period of time after which the preferred stock may be redeemed), through April 2014.

Gain from Change in Fair Value of Derivative Liability. During the year ended December 31, 2011, we entered into a revolving credit agreement and pursuant to the agreement we recognized the fair value of the embedded beneficial conversion feature as a derivative liability. We recognized the change in fair value of the derivative liability at December 31, 2011 of $5,392.

Income Taxes. We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2011. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2011 has been recorded.

Three-Month Periods Ended December 31, 2011 and December 31, 2010

We are comparing the unaudited three months ended December 31, 2011 to the unaudited three months ended December 31, 2010 as we changed our fiscal year end to December 31 at October 1, 2010.

Revenue. We recognized revenue of $1.7 million during the three months ended December 31, 2011 compared to recognizing no revenue during the three months ended December 31, 2010. Revenue of approximately $1.5million recognized during the three months ended December 31, 2011 related to sales of our EcoTrax composite rail ties with the remaining revenue associated with our StruXure line of composite structural building products.

Costs of Sales. For the three months ended December 31, 2011, our costs of sales were approximately $1.7 resulting in a gross margin of approximately $28,100. Because we continue in the early stages of commercial activities, our historical costs of sales may not be indicative of the costs of sales in the future.

Research and Development. Research and development expenses increased to approximately $237,000 for the three months ended December 31, 2011 as compared to approximately $43,000 for the corresponding period in 2010.

Marketing and Sales. We incurred marketing and sales expenses of approximately $342,900 during the three months ended December 31, 2010 compared to approximately $71,100 for the corresponding period in 2010. As the focus to date has been on advancing our technology and products, we have not incurred significant expenses in marketing and sales effort. During the three months ended December 31, 2011, we began to increase this effort and anticipate incurring significant market and sales expenses in the near future.

General and Administrative. During the three months ended December 31, 2011 we incurred approximately $578,900 in general and administrative expenses which compares to approximately $1.9 million for the three months ended December 31, 2010. For both periods, the expenses primarily represent the costs incurred by our senior management team, administrative support provided to them, and the services of consultants to advise and assist with our strategic and financial plan activities.  During the three months ended December 31, 2011 and 2010, we incurred approximately $206,300 and $1.3 million, respectively in stock-based compensation expense in the form of shares or our common stock or warrants, issued to consultants.

Depreciation and Amortization. Depreciation and amortization totaled approximately $45,100 for the three months ended December 31, 2011, compared to approximately $74,200 in the three months ended December 31, 2010. As our investment in molds and other production equipment for use by our third-party manufacturing partner increased during the year ended December 31, 2011, the useful lives of this new equipment was estimated to be longer than equipment acquired in previous periods, resulting in less depreciation expense for the comparable periods. We initiated the allocation of the depreciation expense of the machinery and equipment used in manufacturing to cost of sales beginning in the latter half of the year ended December 31, 2011. In prior periods the depreciation expense was included in depreciation and amortization.

Interest Expense and Amortization of Debt Discounts. Interest expense based on the contractual interest rates of our convertible debentures and notes was approximately $32,800 and $27,000 for the three months ended December 31, 2011 and 2010, respectively. At the time of issuance, we recorded discounts on these convertible debentures and notes and on the issuance of our 10% convertible preferred stock, primarily due to the imbedded conversion features, related warrants or shares of common stock issued in conjunction with the debt instruments and the costs and expenses incurred in issuing the securities. These discounts are amortized over the term of the underlying security, and totaled approximately $281,700 million and $133,800 for the three months ended December 31, 2011 and 2010, respectively.

Gain from Change in Fair Value of Derivative Liability. Pursuant to our revolving credit agreement entered into during the year ended December 31, 2011, we recognized the fair value of the beneficial conversion feature contained in the revolving credit agreement as a derivative liability. We recognized the change in fair value of the conversion feature at December 31, 2011 of $5,392.

Income Taxes. We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2011 Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, we have not recorded an income tax benefit from inception through December 31, 2011.

Liquidity, Capital Resources and Plan of Operations

At December 31, 2011 we had approximately $4.4 million in current assets and $2.4 million in current liabilities resulting in working capital of $2.0 million. This compares to a working capital deficit of $0.7 million as of December 31, 2010.

We used approximately $4.9 million and $3.0 million in our operating activities during the years ended December 31, 2011 and September 30, 2010, respectively. As we increased our capacity to produce more finished products, as of December 31, 2011 our inventory had increased by approximately $1.4 million and our accounts receivable had increased approximately $0.7 million from December 31, 2010.

To increase production capacity, we purchased property and equipment of approximately $1.1 million during the year ended December 31, 2011. We anticipate purchasing additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. We spend between approximately $0.7 million and $1.0 million to have a typical production line made, delivered and installed. Additional orders for production equipment have been and will be made, for which we will be required to make substantial additional payments.

During June 2011, the holder of our 7% convertible note in the principal amount of $350,000, elected to convert the principal and unpaid and accrued interest through maturity, into shares of common stock. In addition, at maturity in February 2011, the holder of our 10% convertible note in the principal amount of $63,000, elected to convert the principal and unpaid and accrued interest, into shares of common stock. Additionally, we were able to finalize amendments to certain of our convertible debentures, which among other amended terms, extended the maturity dates into 2012. Of $772,500 in principal amount of convertible debt at December 31, 2011, $172,500 is due by January 31, 2012 and $600,000 is due in June 2012.

Financing activities during the year ended December 31, 2011 consisted primarily of the sale of our 10% convertible preferred stock of $6.8 million, net of expenses. During the year ended December 31, 2011, we entered into a revolving credit agreement with an related party (“Lender”). Under the terms of the Agreement, Lender has agreed to lend us up to $2.0 million on a revolving basis (the “Loan”). The Loan bears interest at 12% per annum on the outstanding principal amount. The Lender may elect to have all or a portion of accrued interest paid in our shares of common stock. The common stock will be valued at the lesser of (a) $0.80 per share or (b) $0.10 per share less than the variable weighted average price (“VWAP”) of our common stock for the thirty days ending one trading prior to the date of issuance of such shares. The Loan will mature on September 30, 2012. The Lender may convert up to fifty percent of the trailing ninety (90) day average of outstanding principal amount under the Loan into our common stock. Such common stock shall be valued at the lesser of (a) $0.80 per share or (b) $0.10 per share less than the VWAP for our common stock for any thirty days ending one trading prior to the date of issuance of such shares. In consideration for the Loan, we were obligated to pay all legal and accounting costs associated with the documentation of the Loan and we issued to Lender 250,000 shares of our restricted common stock. We have agreed to use our commercial and reasonable efforts to register the common stock issued to Lender within six months from date of closing provided, however, if such common stock is not registered we may be required to redeem the Lender’s unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share. Lender agreed to waive any notice requirements under the Agreement in connection with our sale of certain securities pursuant to a registration statement on Form S-1, which we initially filed on December 22, 2011 and may amend from time to time thereafter. We gave Lender a security interest in all inventory and accounts receivable pursuant to terms of a security agreement. During the year ended December 31, 2011, we borrowed $466,000 under the Agreement which remains outstanding at December 31, 2011.

Financing activities have generated net cash proceeds net of repayments, totaling approximately $7.2 million and $2.8 million during the years ended December 31, 2011 and September 30, 2010, respectively.

Our ability to redeem our convertible preferred stock or common stock when, and if, redeemed by the holders, pay principal and interest on our outstanding debt and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. Pursuant to the terms of the convertible preferred stock, we elected to pay the dividends for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011 in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

Our current operating plans for the next fiscal year are to enhance and significantly expand our manufacturing capacity to meet our customer commitments, expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our 10% convertible preferred stock and are currently exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for the years ended December 31, 2011 and September 30, 2010 and for the transition period ended December 31, 2010, based on the significant operating losses and a lack of external financing.  Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 8.  Financial Statement

The information required by this item is included in pages F-1 through F-25 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that as of December 31, 2011, our internal controls over financial reporting were not effective due to the following material weaknesses:

•	Insufficient personnel in the accounting function to provide for adequate segregation of duties surrounding the approval, processing and recording of transactions.

•	Insufficient formal documentation of accounting policies and procedures to ensure continued operating effectiveness.

Management intends to continue to focus on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops.  Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages, as of February 29, 2012, of all of our current directors and executive officers along with their current positions.  All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name	Age	Position
Perry Jacobson	52	Chairman, Board of Directors
Steven Silverman	47	President, Chief Executive Officer and Director
James J. Kerstein	53	Chief Technology Officer, Secretary and Director
Donald Fallon	57	Chief Financial Officer and Treasurer
Michael Dodd	41	Director
Anthony Hatch	52	Director
Dr. Allen Hershkowitz	56	Director
Peter Janoff	55	Director

The principal occupations of and certain other information about each of our executive officers and directors are as follows:

Perry Jacobson. Mr. Jacobson was appointed to our board of directors on September 20, 2010.  He is currently serving as a Managing Director at Brookstone Partners (“Brookstone”).  In his role at Brookstone, Mr. Jacobson is responsible for managing B.P. Mezzanine Capital, LLC, a captive mezzanine fund which primarily invests alongside Brookstone’s equity capital as well as working with the firm's limited partners.  Prior to joining Brookstone, Mr. Jacobson was a specialist on the New York Stock Exchange from 1982 to 2004.  He started his career with CMJ Partners and continued with Wagner, Stott and Mercator after their merger.  Mr. Jacobson became a member of the managing committee at each firm where he was involved in both day-to-day and policy decisions.  Mr. Jacobson was also a NYSE Floor Governor and a member of the NYSE Market Performance Committee which sets rules and procedures for NYSE trading.  Mr. Jacobson graduated from Boston University with a B.S. in Business Administration in 1981.

Steven Silverman. Effective January 18, 2011, Mr. Silverman was appointed Chief Executive Officer. Prior to that, Mr. Silverman served as the Company’s President and Chief Operating Officer and has been on our board of directors since November, 2010. Mr. Silverman previously served as Executive Vice President of Archbrook Laguna, LLC (or Archbrook), a total solutions provider supplying consumer electronics and computer products to retailers through state-of-the-art logistical services from 2006 until he joined our company.  He held a series of roles at Archbrook, serving as Vice President of Operations and Business Development of Archbrook from 2000 until 2005, and before that as Vice President of Sales from 1997 until 2000.  As Executive Vice President, Mr. Silverman was responsible for developing and implementing strategic corporate policy as well as the day-to-day operational management of Archbrook.  As Vice President of Operations and Business Development, Mr. Silverman assumed a diverse range of strategic and operational functions, with a focus on business development. Mr. Silverman received a B.S. in Business Administration from Widener University in 1986.

James J. Kerstein. Mr. Kerstein was appointed Chief Technology Officer on January 18, 2011 and our Secretary on October 22, 2010, and has served as one of our directors since March 2008. Mr. Kerstein had previously served at the Chief Executive Officer of Axion since 2007.  Prior to that, Mr. Kerstein was the President of Plast-O-Matic Valves Inc., a privately-held manufacturer of high end polymer valves focused on the semiconductor and wastewater industries from December 2004 through May 2007.  From 1996 to 2004, he was the founder, Chief Executive Officer, President and Chairman of Polywood, Inc., a manufacturer of recycled plastic resins utilizing the Rutgers University developed technologies for the production of structural plastic products.  Mr. Kerstein is credited as a co-inventor on multiple patents dealing with formulations and uses of recycled plastics. Mr. Kerstein received a BBA in Accounting from George Washington University and a Master’s degree in Human Resources Management Development from Chapman University.

Donald Fallon. Mr. Fallon was appointed Chief Financial Officer and Treasurer in November 2010. Mr. Fallon has served as a Chief Financial Officer of several publicly traded companies throughout his career, including CepTor Corporation (formerly OTCBB:CEPO) (biopharmaceuticals) and Life Medical Sciences Inc. (formerly NASDAQ:CHAI) (biomaterials). He has also served in various senior financial management capacities for other public companies, including Guilford Pharmaceuticals Inc. (formerly NASDAQ:GLFD) (pharmaceuticals), PharmaKinetics Laboratories, Inc. (formerly NASDAQ: PKLB) (bio-analytical contract services) and Ryland Group Inc. (NYSE:RYL) (homebuilding). Mr. Fallon has worked with many private early-stage companies as an employee and consultant providing financial, accounting and operational advisory services. Mr. Fallon is a certified public accountant, holds an MBA in Finance from Loyola University Maryland, and received a BS in Accounting from University of Baltimore and is a member of the American Institute of Certified Public Accountants and various other professional organizations.

Michael Dodd. Mr. Dodd, appointed to our board of directors on September 20, 2010, is currently serving as the Chief Executive Officer of 3D Global Solutions Inc. (or 3D).  3D provides professional program management services to governments, corporations and global organizations.  His responsibilities at 3D include providing senior leadership in all aspects of sales, marketing, production, and administration. Prior to joining 3D, Mr. Dodd was a Managing Director of the Federal Technology Group of Audio Visual Innovations, Inc., where he served as an advisor to management and the Board of Directors in matters relating to strategic growth in vertical market opportunities.  Mr. Dodd graduated from Catholic University of America with a B.A. in Political Science in 1994.  He also served in the United States Military from September 1989 through October 2000.

Anthony Hatch. Effective December 6, 2010, Mr. Hatch was appointed to our board of directors. Mr. Hatch is the founder of ABH Consulting, which he started in 1999 to provide independent analytical research and consulting services in the freight and railroad industries to private equity funds, hedge funds and major railroads.  He is a frequent contributor to Progressive Railroading, a leading railroad industry publication, and is the co-sponsor of RailTrends, a railway industry conference held each Fall in New York City.  Mr. Hatch has been a senior transportation analyst on Wall Street for over twenty years, having worked at Salomon Brothers, Argus Research, PaineWebber and NatWest.  Mr. Hatch received his A.B., cum laude, from Harvard University in 1982.

Dr. Allen Hershkowitz. Dr. Hershkowitz was appointed to our board of directors on May 25, 2011.  Dr. Hershkowitz is a Senior Scientist at the Natural Resources Defense Council (“NRDC”) and a leader in the movement to make environmental responsibility understandable and achievable for every individual and institution.  Dr. Hershkowitz joined NRDC’s senior staff in 1988.  Dr. Hershkowitz has received awards and recognition from the U.S. EPA, the American Institute of Architects, Scenic Hudson, and the Natural Resources Defense Council. Dr. Hershkowitz received his Ph.D. in political economics, specializing in energy resources economics, from the City University of New York Graduate School in 1986. He earned a M. Phil. in political economics in 1982, a B.A. (cum laude) from the City College of New York in 1978 and a Certificat D’assiduite from the University of Grenoble in 1975.

Peter Janoff. Mr. Janoff was appointed to our board of directors effective November 11, 2010. Mr. Janoff is currently serving as a Senior Asset Manager for DRA Advisors, LLC, a registered investment advisor.  He has held that position since March 2009.  From January 2008 to January 2009, Mr. Janoff held the position of President and Chief Operating Officer of Brascan Property Management Company, S.A., a property management company for Brookfield Asset Management’s retail platform in Brazil.  From August 2005 to December 2007, Mr. Janoff was employed by Pyramid Management Group, where he served as General Manager and Senior Asset Manager of Palisades Center, one of the largest and most complex retail entertainment and dining facilities in the United States.  Mr. Janoff earned his Juris Doctor degree from Hofstra Law School in 1981 and his B.A. degree in Economics from the State University of New York in 1978.

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

Code of Ethics

We adopted a code of ethics that our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization.  Our code of ethics may be found on our website at http://www.axionintl.com.  We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

Background and Qualifications of Directors

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

Committees

Nominating Committee

We do not maintain a nominating committee of the board.  Nominations for election or appointment to the board are made by the full board.  Because of our small size, we do not believe that a nominating committee would significantly improve our nomination process.  We do not have in place procedures by which security holders may recommend nominees to the board of directors and have not received any recommendations for nominee for the board of directors from any security holders.

Audit Committee

Mr. Janoff is chairman and Dr. Hershkowitz is a member of our Audit Committee of the board of directors. Mr. Janoff is an independent director and a financial expert.  The Audit Committee charter was filed as Appendix B to our Proxy Statement on Schedule 14A, filed on September 28, 2010.

Compensation Committee

The Compensation Committee of the board of directors was established at its meeting on January 18, 2011.  Mr. Dodd and Mr. Jacobson are the members of the Compensation Committee.

Item 11.  Executive Compensation

The following Summary Compensation Table sets forth, for the fiscal year ended December 31, 2011, the three-month transition period ended December 31, 2010, and the fiscal year ended September 30, 2010, all cash compensation, paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers whose total compensation for such periods equaled or exceeded $100,000 during the stated periods.

Summary Compensation Table

Name and					Option	All Other
Principal Position	Year		Salary	Bonus	Awards	Compensation		Total
Steven Silverman (2)	2011		$204,615	$-	$163,651	$-		$368,266
President and Chief Executive Officer	2010	(1)	33,654	-	243,996	-		277,650
	2010		-	-	-	-		-

James Kerstein	2011		188,538	-	109,101	-		297,639
Chief Technology Officer (3)	2010	(1)	52,000	-	-	-		52,000
	2010		208,000	-	-	10,200	(4)	218,200

Donald Fallon	2011		99,615		270,780			370,395
Chief Financial Officer (5)	2010	(1)	-	-	-	-		-
	2010		-	-	-	-		-

Marc Green (6)	2011		-	-	-	-		-
Former President and Treasurer	2010	(1)	-	-	-	-		-
	2010		73,848	-	-	-		73,848

(1)	Reflects information for the three-month transition period ended December 31, 2010.

(2)	Mr. Silverman was appointed President and Chief Operating Officer on September 23, 2010. Mr. Silverman was appointed President and Chief Executive Officer on January 18, 2011.
(3)	On January 18, 2011, Mr. Kerstein resigned as Chief Executive Officer and was appointed Chief Technology Officer.

(4)	Includes an automobile allowance in the amount of $850.00 per month.
(5)	Mr. Fallon was hired June 7, 2011.

(6)	Mr. Green resigned as President and Treasurer in May 2010.

Employment Agreements

Steven Silverman

September 2010 Agreement

Axion entered into an employment agreement, dated September 23, 2010, with Mr. Silverman that provided for his employment with Axion as President and Chief Operating Officer. Under the terms of the employment agreement, Mr. Silverman receives annual base compensation in the amount of $175,000, which will be increased to the following amounts upon reaching the following revenue milestones: (i) $250,000 upon Axion achieving $10,000,000 in sales during any fiscal year (“1st Milestone”), (ii) $300,000 upon Axion achieving $15,000,000 in sales during any fiscal year (“2nd Milestone”), and (iii) $375,000 upon Axion achieving $25,000,000 in sales during any fiscal year (“3rd Milestone”).  Mr. Silverman is also entitled to receive benefits (including health insurance) provided to other senior executives.

In addition, Mr. Silverman was awarded an option pursuant to our 2010 Stock Plan, to purchase up to 1,000,000 shares of common stock of Axion. Such option is exercisable for a term of seven years, of which (i) an option to purchase up to 150,000 of common stock at $1.05 per share is immediately exercisable, (ii) an option to purchase an additional 100,000 shares of common stock  at $1.25 per share is exercisable on October 11, 2011, (iii) an option to purchase an additional 250,000 shares of common stock at $1.50 per share is exercisable upon our achieving the 1st Milestone, (iv) an option to purchase an additional 250,000 shares of common stock  at $1.75 per share upon the Company achieving the 2nd Milestone, and (v) an option to purchase an additional 250,000 shares of common stock at $2.50 per share upon the Company achieving the 3rd Milestone.

In the event, following a change in control as defined in his employment agreement, Mr. Silverman’s employment is terminated by the Company for any reason other than (i) for cause, as defined in his employment agreement, (ii) due to death, or (iii) due to a permanent disability, as defined in his employment agreement, Mr. Silverman shall be entitled to receive severance in the amount of $300,000, payable in a lump sum amount, plus, if such termination occurs prior to October 11, 2011, his option to purchase an additional 100,000 shares of common stock at $1.25 per share will be exercisable on such date.

The agreement also requires Mr. Silverman to enter into Axion’s standard confidentiality and inventions agreement.

May 2011 Amendment

Pursuant to a letter agreement dated May 10, 2011, the terms and conditions contained in the offer letter dated September 23, 2010 were amended as follows:

•	Effective March 1, 2011, Mr. Silverman’s base salary was increased to $210,000;

•	Mr. Silverman’s base salary will be further increased to $300,000 and $375,000 upon the Company’s achievement of $15 million and $25 million in sales during any fiscal year, respectively;

•	Mr. Silverman was awarded an option to purchase 150,000 shares of our common stock at $1.20 per share, which is exercisable through May 10, 2018;

•	In addition, Mr. Silverman was awarded an option to purchase 150,000 and 100,000 shares of our common stock at $1.75 and $2.00 per share upon the Company’s achievement of $20 million and $50 million in sales during any fiscal year, respectively, and will expire on May 10, 2018; and

•	Upon the attainment of certain designated management objectives as established by the board of directors, Mr. Silverman will be entitled to purchase an additional 200,000 shares of our common stock until May 10, 2018, at an exercise price equal to the market price of the our common stock on the date the objectives have been met.

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

In addition, Mr. Kerstein was previously awarded options to purchase 16 shares of common stock of Axion at an exercise price of $1.00 per share.  As a result of the Merger and the reverse stock split, such options were automatically converted into the right to purchase 762,076 shares of common stock of the Company, at an exercise price of $0.00002 per share.  The options are exercisable for a term of five years, of which (i) 190,519 shares vest upon Axion achieving annual revenues of $10,000,0000, (ii) 285,779 shares vest upon Axion achieving annual revenues of $15,000,000 and (iii) 285,778 shares vest upon Axion achieving annual revenues of $25,000,000; provided, all of the options vest in the event of (i) a change of control, as defined in his employment agreement, (ii) termination of Mr. Kerstein’s employment by Axion without cause, as defined in his employment agreement, or (iii) termination of Mr. Kerstein’s employment by Mr. Kerstein  for good reason, as defined in the employment agreement.

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

May 2011 Amendment

Pursuant to a letter agreement dated May 10, 2011, the terms and conditions of the Mr. Kerstein’s Employment Agreement were amended as follows:

•	Effective March 1, 2011, Mr. Kerstein’s base salary was adjusted to $185,000;

•	Mr. Kerstein’s base salary will be increased to $220,000 and $250,000 upon the Company’s achievement of $15 million and $25 million in sales during any fiscal year, respectively;

•	Mr. Kerstein was awarded an option to purchase 100,000 shares of our common stock at $1.20 per share, which is exercisable for through May 10, 2018;

•	In addition, options to purchase 285,779 and 285,779 shares of our common stock currently held by Mr. Kerstein were revised to vest upon the Company’s achievement of $15 million and $20 million, respectively, in sales during any fiscal year; and

•	Mr. Kerstein agreed to enter into a lock-up agreement through May 10, 2012 with respect to 1,850,450 shares of our common stock he currently owns. When the closing price of our common stock reaches $4.00 per share, 20% of the shares will be released from the lock-up, and an additional thirty percent will be release upon the closing price reaching $10.00 per share. The lock-up shall be terminated if the closing price of our stock reaches $20.00 per share.

Donald Fallon

June 2011 Agreement

Axion entered into an employment agreement, dated as of June 7, 2011 with Mr. Fallon that provides for his employment with Axion as Chief Financial Officer and Treasurer. Under the terms of the employment agreement, Mr. Fallon receives annual base compensation in the amount of $175,000. Mr. Fallon is also entitled to receive benefits consistent with what is provided to other senior executives.

In addition, Mr. Fallon was awarded an option to purchase up to 500,000 shares of common stock of Axion. Such option is exercisable for a term of five years from June 8, 2011, of which (i) an option to purchase up to 125,000 of common stock at $1.30 per share is immediately exercisable, (ii) an option to purchase an additional 130,000 shares of common stock  at $1.30 per share is exercisable on June 8, 2012, (iii) an option to purchase an additional 125,000 shares of common stock at $1.75 per share is exercisable upon our achieving $20 million in sales during any fiscal year, and (iv) an option to purchase an additional 125,000 shares of common stock  at $2.00 per share upon the Company achieving $50 million in sales during any fiscal year.

In the event, following a change in control as defined in his employment agreement, Mr. Fallon’s employment is terminated by the Company for any reason other than (i) for cause, as defined in his employment agreement, (ii) due to death, or (iii) due to a permanent disability, as defined in his employment agreement, Mr. Fallon shall be entitled to receive severance in the amount of $175,000, payable in a lump sum amount, plus, if such termination occurs prior to June 8, 2012, his option to purchase an additional 125,000 shares of common stock at $1.30 per share will be exercisable on such date.

The agreement also requires Mr. Fallon to enter into Axion’s standard confidentiality and inventions agreement.

Compensation of Directors

The following table shows compensation to all of our directors, who were not also employees or officers, during the fiscal year ended December 31, 2011:

	Option Awards		All Other
Name	($)		Compensation	Total
Perry Jacobson	$250,238	(1)	$-	$250,238
Allen Hershkowitz	113,586	(2)	-	113,586

(1)	Mr. Jacobson was compensated for additional services provided to our company as the Chairman of the Board of Directors.

(2)	Effective with their appointment to the Board, each director that is not an officer or employee of our company received an option to acquire 150,000 shares of common stock, pursuant to the 2010 Stock Plan.

Outstanding Equity Awards at Fiscal Year End

Option Awards

Name		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Options Unearned	Price	Expiration

Perry Jacobson	(1)	100,000	50,000	-	$1.20	September 20, 2015
	(2)	50,000	-	-	1.20	October 13, 2015
	(3)	250,000	-	-	1.20	May 10, 2016
Steven Silverman	(4)	250,000	-	750,000	(4)	October 11, 2017
	(5)	150,000	-	450,000	(5)	May 10, 2018
James Kerstein	(6)	190,518	-	571,558	0.00002	January 1, 2013
	(7)	100,000	-	-	1.20000	May 10, 2018
Donald Fallon	(8)	125,000	125,000	250,000		June 8, 2016
Michael Dodd	(1)	100,000	50,000	-	1.20	September 20, 2015
Peter Janoff	(1)	100,000	50,000	-	1.20	November 11, 2015
Anthony Hatch	(1)	100,000	50,000	-	1.20	December 6, 2015
Allen Hershkowitz	(1)	50,000	100,000	-	1.21	June 14, 2016

(1)	Each director that is not an officer or employee of our company, upon appointment to our Board received an option to acquire 150,000 shares of common stock, pursuant to the 2010 Stock Plan.
(2)	Mr. Jacobson was compensated for recruiting assistance that he provided to our company.
(3)	Mr. Jacobson was compensated for additional services provided to our company as the Chairman of the Board of Directors.
(4)	Such option is exercisable for a term of seven years, of which (i) an option to purchase up to 150,000 of common stock at $1.05 per share is immediately exercisable, (ii) an option to purchase an additional 100,000 shares of common stock at $1.25 per share was exercisable on October 11, 2011, (iii) an option to purchase an additional 250,000 shares of common stock at $1.50 per share is exercisable upon our achieving the 1st Milestone (as defined in Mr. Silverman’s employment agreement), (iv) an option to purchase an additional 250,000 shares of common stock at $1.75 per share upon the Company achieving the 2nd Milestone (as defined in Mr. Silverman’s employment agreement), and (v) an option to purchase an additional 250,000 shares of common stock at $2.50 per share upon the Company achieving the 3rd Milestone (as defined in Mr. Silverman’s employment agreement).
(5)	Pursuant to the terms of an option agreement, dated May 10, 2011, such options are exercisable for a term of seven years, of which (i) an option to purchase 150,000 shares of common stock at $1.20 per share was exercisable immediately, (ii) an option to purchase an additional 150,000 shares of common stock at $1.75 per share is exercisable when we achieve $20 million in sales during any fiscal year, (iii) an option to purchase an additional 100,000 of common stock at $2.00 per share when we achieve $50 million in sales during any fiscal year, and (iv) and option to purchase an additional 200,000 shares of common stock at the market price of our common stock when certain defined objectives are met.
(6)	As amended in a letter agreement dated May 10, 2011, such options are exercisable until January 1, 2013, of which (i) an option to purchase 190,518 shares of common stock was exercisable immediately, (ii) an option to purchase 285,779 shares of common stock are exercisable when we achieve annual revenues of $15 million, and (iii) an option to purchase 285,779 shares of common stock are exercisable when we achieve $20 million in annual sales.
(7)	Pursuant to an option agreement, dated May 10, 2011, such options are exercisable immediately and for a term of seven years.
(8)	Pursuant to the terms of an option agreement, dated June 8, 2011, such options are exercisable for a term of five years, of which (i) an option to purchase 125,000 shares of common stock at an exercise price of $1.30 per share was immediately exercisable, (ii) an option to purchase an additional 125,000 shares of common stock at an exercise price of $1.30 is exercisable on June 8, 2012, (iii) an option to purchase an additional 125,000 shares of common stock at an exercise price of $1.75 per share when we achieve $20 million in annual sales, and (iv) an option to purchase an additional 125,000 shares of common stock at an exercise price of $2.00 per share when we achieve $50 million in annual sales.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of February 29, 2012, by each of our directors, each of our executive officers, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o Axion International Holdings, Inc., 180 South Street, Suite 104, New Providence, New Jersey 07974.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and executive officers
James Kerstein, Chief Technology Officer, Secretary and Director (2)	2,290,968	6.9%
Perry Jacobson, Chairman of Board (3)	781,622	2.3%
Steven Silverman, Chief Executive Officer and Director (4)	400,000	1.2%
Donald Fallon, Chief Financial Officer and Treasurer (5)	125,000	*
Michael Dodd, Director (6)	100,000	*
Anthony Hatch, Director (6)	100,000	*
Peter Janoff, Director (6)	100,000	*
Allen Hershkowitz, Director (7)	50,000	*

All directors and officers as a group (8 persons) (8)	3,947,590	11.4%

Other persons:
Insight Partners LLC (9)	1,710,206	5.1%
Samuel G. Rose and Julie Walters (10)	2,540,372	7.5%

All other persons (2 persons)	4,250,578	12.6%

* Less than 1% of outstanding shares.

(1)	As of February 29, 2012, we had 33,150,296 equivalent shares of common stock outstanding, comprising 25,627,566 shares of common stock and 752,273 shares of 10% convertible preferred stock, convertible into 7,522,730 shares of common stock. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director or executive officer, as the case may be.

(2)	Includes options to purchase 290,518 shares of common stock and excludes options to purchase 571,558 shares of common stock, which options have not yet been earned.

(3)	Includes options and warrants to purchase 462,500 shares of common stock and excludes options to purchase 50,000 shares of common stock which have not vested. Also includes 12,500 shares of 10% convertible preferred stock, convertible into 125,000 shares of common stock.

(4)	Includes options to purchase 400,000 shares of common stock and excludes options to purchase 1,200,000 shares of common stock which have not yet been earned.

(5)	Includes options to purchase 125,000 shares of common stock and excludes options to purchase 125,000 and 250,000 shares of common stock which have not vested and have not yet been earned, respectively.

(6)	Includes options to purchase 100,000 shares of common stock and excludes options to purchase 50,000 shares of common stock which have not vested.

(7)	Includes options to purchase 50,000 shares of common stock and excludes options to purchase 100,000 shares of common stock which have not vested.

(8)	Includes options and warrants to purchase 1,628,018 shares of common stock and excludes options to purchase 425,000 and 2,021,558 shares of common stock which have not vested and have not yet been earned, respectively.

(9)	Includes options to purchase 169,293 shares of common stock. The address of the beneficial owner is 4800 Hampden Lane, 7th Floor, Bethesda, Maryland 20814.

(10)	Includes 895,372 shares of common stock held with shared voting and dispositive power, 145,000 shares of common stock held by Mr. Rose with sole voting and dispositive powers, 100,000 shares of 10% convertible preferred stock held with shared voting and dispositive powers convertible into 1,000,000 shares of common stock, and warrants held with shared voting and dispositive powers to purchase 500,000 shares of common stock. The address of the beneficial owners is 5301 Wisconsin Avenue, NW, Suite 510, Washington, DC 20015.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders	5,124,185	$ 1.28	1,355,404
Equity compensation plans not approved by security holders (1)	762,076	0.00002	-
Total	5,886,261	1.11	1,355,404

(1)

Includes an option pursuant to an employment agreement with our founder and Chief Technology Officer, granting the right to purchase the shares of our common stock, under the terms of a certain performance-based stock option.

2003 Stock Option Plan

In September 2003, our board of directors adopted the 2003 Stock Option Plan (or the 2003 Plan). Pursuant to applicable law, the 2003 Plan has been approved by our shareholders.  The 2003 Plan provides for the granting of incentive stock options and non-qualified stock options, as determined by a committee appointed by the Board of Directors.

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

Eligibility for Participation.   Individuals eligible to participate in the 2003 Plan are our directors, officers or other valuable employees of the Company or of our subsidiaries, as determined by the board of directors.

Terms of Options.   Options granted to employees may be either incentive stock options (or ISOs), which satisfy the requirements of Internal Revenue Code Section 422, or nonstatutory stock options (or NSOs), which are not intended to satisfy such requirements.  The exercise price for the grant of an NSO under the 2003 Plan may be any price that is greater than or equal to 85% of the fair market value of the common stock on the date the NSO is granted.  The exercise price of an ISO must be at least equal to 100% (110% for 10%-shareholders) of the fair market value of our common stock on the date the ISO is granted.  Options expire at the times determined by the committee, as specified in the applicable award agreement. However, no option is exercisable later than the tenth anniversary of the grant date, and any ISO granted to a 10%-shareholder must be exercisable on or before the fifth anniversary of the grant date.

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

2010 Stock Option Plan

In September 2010, the board of directors adopted the 2010 Stock Plan (or the 2010 Plan). Pursuant to applicable law, the 2010 Plan has been approved by our shareholders.  The 2010 Plan provides for the granting of incentive stock options,  non-qualified stock options, stock grants and stock-based awards, as determined by a committee appointed by the Board of Directors.

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

The following is a brief summary of the U.S. federal income tax consequences of certain transactions under the Stock Plan based on federal income tax laws in effect on February 29, 2012.  This summary applies to the Stock Plan as normally operated and is not intended to provide or supplement tax advice to eligible employees.  The summary contains general statements based on current U.S. federal income tax statutes, regulations and currently available interpretations thereof.  This summary is not intended to be exhaustive and does not describe state, local or foreign tax consequences or the effect, if any, of gift, estate and inheritance taxes.

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

Item 13.  Certain Relationships and Related Transactions

Policies for Approval of Related Person Transactions

Pursuant to our policies, any proposed related-party transaction must be approved or ratified by a majority of the disinterested directors on the board of directors or a designated committee thereof consisting solely of disinterested directors. In approving any related-party transaction, the board of directors or the committee must determine that the transaction is on terms no less favorable to us in the aggregate than those generally available to an unaffiliated third party under similar circumstances. Certain transactions with related persons, though not classified as related-party transaction by our policy and thus not subject to its review and approval requirements, may still need to be disclosed if required by the applicable securities laws, rules and regulations.

Other than the transactions described under the headings “Executive Compensation” and “Indemnification for Securities Act Liabilities” (or with respect to which information is omitted in accordance with SEC regulations) and the transactions described below, since October 1, 2009, there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Bradley C. Love

Mr. Love, who was a member of our board of directors from March 2010 until October 2010, and his spouse loaned us $100,000 pursuant to an interest-free short-term promissory note (the “Note”).  As consideration for the Note we issued them a five-year warrant to purchase 120,000 shares at $0.88 per share.  In September 2009, they exchanged the principal amount of the Note for  a $100,000, 18-month convertible debenture. Interest under the debenture is 10% per annum (or 12% per annum if paid in stock at a conversion rate of $0.90 per share, at their discretion).  The conversion rate of the debenture is $0.90 per share.  The convertible debenture was issued together with five year warrants to purchase 100,000 shares at an exercise price of $0.90 per share.  Mr. Love also has a security interest in all of the proceeds payable to us arising out the action captioned Analytical Surveys, Inc. v. Tonga Partners, L.P., Cannell Capital LLC and Carlo Cannell, pending in the United States District Court, Southern District of New York, Civil Action No. 06-cv-2692.  As of the date hereof, the principal amount of the debenture still owing was $100,000. Effective January 14, 2011, Mr. Love agreed to extend the maturity date to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. We agreed to amend the interest rate to 15% if paid in cash and to 18% (from 12%) if paid with shares of our common stock at the rate of one share of common stock for each $0.60 (from $0.90) of interest. We also agreed to reduce the conversion price, as defined, to $0.60, from $0.90 and to amend the volume weighted average trading price at which we could force conversion to $2.50 from $2.00. In addition, for each calendar month after the original maturity date that these debentures remain outstanding, we will issue a warrant exercisable for three years for a number of shares of our common stock equal to the 5% of the outstanding principal divided by $0.90. These warrants will be exercisable at $0.90 per share.

In September 2009, we entered into a financial consulting agreement with Mr. Love pursuant to which Mr. Love provided consulting services related to assistance with obtaining potential customers for our products in the United States and internationally, promoting us and our products to potential investors and identifying potential strategic partners, acquisition opportunities and joint venture partners for the expansion and development of our business and products.  The agreement was amended in March 2010 to provide for a five-year term.  Under the agreement, Mr. Love received five-year warrants to purchase up to 360,000 shares of our common stock at an exercise price of $0.90 per share, exercisable over the term of the agreement at the rate of 72,000 shares per year. This agreement was terminated, effective as of June 20, 2011.

Michael Dodd

Mr. Dodd, who has been a member of our board of directors since September 2010, is currently serving as the Chief Executive Officer of 3D Global Solutions Inc. (or 3D).  3D provides professional program management services to governments, corporations and global organizations. During the year ended December 31, 2011, 3D purchased approximately $102,200 of our composite rail ties on terms similar to our other customers.

Samuel G. Rose

During the year ended December 31, 2011, we entered into a revolving credit agreement (the “Agreement”) with Mr. Rose, who beneficially owns more than 5% of our capital stock. Under the terms of the Agreement, Mr. Rose has agreed to lend us up to $2,000,000 on a revolving basis (the “Loan”). The Loan bears interest at 12% per annum on the outstanding principal amount. Mr. Rose may elect to have all or a portion of accrued interest paid in shares of our common stock. The common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the variable weighted average price (“VWAP”) for our common stock for the thirty days ending one trading prior to the date of issuance of such shares. The Loan will mature on September 30, 2012.

Mr. Rose may convert up to fifty percent of the trailing ninety day average of outstanding principal amount under the Loan into shares of our common stock. Such common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the VWAP for our common stock for any thirty days ending one trading prior to the date of issuance of such shares.

In consideration for the Loan, we paid all legal and accounting costs associated with the documentation of the Loan and issued to Mr. Rose 250,000 shares of our restricted common stock. We have agreed to register the common stock issued to him within six months from date of closing provided, however, if such common stock is not registered we will redeem all of hiss unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share. Mr. Rose agreed to waive any notice requirements under the Agreement in connection with our sale of certain securities pursuant to a registration statement on Form S-1, which we initially filed on December 22, 2011 and may amend from time to time thereafter.

We gave Mr. Rose a security interest in all our inventory and accounts receivable pursuant to terms of a security agreement.

During the year ended December 31, 2011, we borrowed $466,000 under the Agreement, which remained outstanding at December 31, 2011.

Item 14.  Principal Accountant Fees and Services.

RBSM LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2011 and the three-month period ended December 31, 2010. Jewett, Schwartz, Wolfe and Associates served as our independent registered public accounting firm for fiscal year ended September 30, 2010.

Audit Fees. During the year ended December 31, 2011 and three months ended December 31, 2010, RBSM LLP billed us a total of $32,115 and $15,000, respectively, for professional services rendered for (i) the audit of our consolidated financial statements in our Forms 10-K, (ii) review of our quarterly filings on Form 10-Q and (ii) services provided in connection with regulatory filings. For the year ended September 30, 2010, Jewett, Schwartz, Wolfe and Associates billed us a total of $44,500 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings.

Audit-Related Fees. For fiscal year ended December 31, 2011 and three-month period ended December 31, 2010, RBSM LLP did not perform or bill us for any audit-related services. For the fiscal year ended September 30, 2010, Jewett, Schwartz, Wolfe and Associates did not bill us for any audit-related services.

Tax Fees. For fiscal year ended December 31, 2011, RBSM LLP did not perform or bill us for professional services rendered in regards to tax compliance.

All Other Fees. RBSM LLP did not perform or bill us for any services other than those described above for fiscal year ended December 31, 2011 and the three-month period ended December 31, 2010.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011 and September 30, 2010 and for the three months ended December 31, 2010

•	Consolidated Statement of Stockholders’ Deficit as of December 31, 2011
•	Consolidated Statements of Cash Flow for years ended December 31, 2011 and September 30, 2010 and for the three months ended December 31, 2010

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger by and among Analytical Surveys, Inc., Axion Acquisition Corp, and Axion International, Inc. dated as of November 20, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 21, 2007)

2.2	Certificate of Merger of the Merger Sub and Axion, dated March 20, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 26, 2008)

3.1	Articles of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.2	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.3	Amendment to By-laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

3.4	Articles of Amendment, filed July 21, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2008)

3.5	Certificate of Designation of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2011)

3.6	Certification of Correction of Preferred Stock Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 21, 2011)

4.1	Form of Company’s 10% Secured Convertible Debenture due March 11, 2011, with form of Warrant as an exhibit (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on October 1, 2009)

4.2	Lincoln Park Capital Warrant dated February 23, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010)

4.3	Form of Warrant issued to debt holders, investors, consultants and others *

4.4	Form of Warrant issued to placement agents of 10% Convertible Preferred Stock *

10.1	Analytical Surveys, Inc. Year 2003 Stock Option Plan and Form of Agreement (incorporated by reference to the Company’s Proxy Statement dated July 21, 2003)

10.2	Employment Agreement, dated as of January 1, 2008, between James Kerstein and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2008)

10.3	License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2008) (1)

10.4	Employment Agreement, dated September 23, 2010, between Steven Silverman and Axion International Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on January 12, 2011)

10.5	Form of Subscription Agreement for private placement of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2011)

10.6	Amended Employment Letter with Steven Silverman, dated May 10, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 16, 2011)

10.7	Amended Employment Letter with James Kerstein, dated May 10, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 16, 2011)

10.8	Employment Agreement, dated June 7, 2011, between the Company and Donald Fallon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2011)

10.9	Revolving Credit Agreement, dated November 9, 2011, between the Company and Samuel G. Rose (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.10	Security Agreement, dated November 9, 2011, between the Company and Samuel G. Rose (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.11	Revolving Credit Note, dated November 9, 2011, issued by the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.12	2010 Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, filed on September 28, 2010)

22.1	Subsidiaries of the Company*

23.1	Consent of RBSM LLP*

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer *

* Filed herewith

(1) Portions have been deleted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with regard to the deleted portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 6, 2012	By:	/s/ Steven Silverman
Steven Silverman
President and Chief Executive Officer

Date:	March 6, 2012
		By:	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ Steven Silverman	Chief Executive Officer and Director	March 6, 2012
Steven Silverman	(principal executive officer)

/s/ Donald Fallon	Chief Financial Officer	March 6, 2012
Donald Fallon	(principal financial and accounting officer)

/s/ James Kerstein	Chief Technology Officer, Secretary and Director	March 6, 2012
James Kerstein

/s/ Michael Dodd	Director	March 6, 2012
Michael Dodd

/s/ Anthony Hatch	Director	March 6, 2012
Anthony Hatch

/s/ Allen Hershkowitz	Director	March 6, 2012
Allen Hershkowitz

/s/ Perry Jacobson	Director	March 6, 2012
Perry Jacobson

/s/ Peter Janoff	Director	March 6, 2012
Peter Janoff

AXION INTERNATIONAL HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Axion International Holdings, Inc.

New Providence, NJ

We have audited the accompanying consolidated balance sheets of Axion International Holdings, Inc. (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011 and the three month period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit. The financial statements of the Company for the year ended September 30, 2010 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion with an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern on those financial statements in their report dated January 11, 2011.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion International Holdings, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and the three month period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2 to the accompanying financial statements, the Company has incurred significant operating losses in current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP

New York, New York

March 6, 2012

Provided below is a copy of the accountant’s report issued by Jewett, Schwartz, Wolfe & Associates (or JSW), our former independent public accountants, in connection with the filing of our Annual Reports on Form 10-K for the years ended September 30, 2010 and 2009. This audit report has not been reissued by JSW in connection with the filing of this Form 10-K. We are unable to obtain a reissued accountant’s report from JSW, and we will be unable to obtain future accountant’s reports from JSW, because JSW has discontinued its auditing practice. This means that we will also be unable to obtain consents to incorporate any financial statements audited by JSW into registration statements that we may file or amend in the future. Accordingly, investors may not be able to bring an action against JSW pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934 with respect to any such registration statements or with respect to this Form 10-K and, therefore, any recovery from JSW may be limited. The ability of investors to recover from JSW may also be limited as a result of JSW’s financial condition.

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

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe and Associates

Hollywood, Florida
January 11, 2011

AXION INTERNATIONAL HOLDINGS, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,982,772	$785,612
Accounts receivable, net of allowance for doubtful accounts	701,155	22,529
Inventories	1,528,491	140,594
Prepaid expenses and deposits	203,445	149,902
Total current assets	4,415,863	1,098,637

Property and equipment, net	1,047,136	86,654

Other long-term and intangible assets:
License, at acquisition cost	68,284	68,284
Deposits	10,713	10,713
	78,997	78,997

Total assets	$5,541,996	$1,264,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,175,462	$1,045,312
Accrued liabilities	359,715	199,148
Convertible revolving credit agreement, net of discounts	160,794	-
Derivative liability	113,271	-
Current portion of convertible debt, net of discounts	566,785	580,140
Total current liabilities	2,376,027	1,824,600

Convertible debt, net of discount	-	303,960
Fair value of 10% convertible preferred stock warrants	487,555	-
Total liabilities	2,863,582	2,128,560

Commitments and contingencies	-	-

10% Convertible preferred stock, no par value; authorized 880,000
shares; 752,273 issued and outstanding at December 31, 2011, net	6,804,683	-
Redeemable common stock, no par value; 250,000 shares issued
and outstanding at December 31, 2011	242,500	-

Stockholders’ deficit:
Common stock, no par value; authorized, 100,000,000 shares;
25,007,261 and 23,305,704 shares issued and outstanding
at December 31, 2011 and 2010, respectively	22,375,644	17,818,336
Accumulated deficit	(26,744,413)	(18,682,608)
Total stockholders’ deficit	(4,368,769)	(864,272)
Total liabilities and stockholders’ deficit	$5,541,996	$1,264,288

 (See accompanying notes to consolidated financial statements.)

  AXION INTERNATIONAL HOLDINGS, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months	Three Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2011	2010	2010
Revenue	$3,885,020	$-	$1,560,633
Costs sales	3,772,084	-	1,504,095
Gross margin	112,936	-	56,538

Operating expenses:
Research and development	533,403	43,066	242,605
Marketing and sales	509,948	71,086	358,402
General and administrative	5,669,352	1,925,595	5,620,137
Depreciation and amortization	114,194	74,194	268,006
Total operating costs and expenses	6,826,897	2,113,941	6,489,150

Loss from operations	(6,713,961)	(2,113,941)	(6,432,612)

Other expenses:
Interest expense	156,645	27,052	107,276
Amortization of debt discounts	1,196,591	133,786	564,365
Gain from change in fair value of derivative liability	(5,392)	-	-
Total other expenses	1,347,844	160,838	671,641

Loss before provision for income taxes	(8,061,805)	(2,274,779)	(7,104,253)
Provision for income taxes	-	-	-
Net loss	(8,061,805)	(2,274,779)	(7,104,253)
Accretion of preferred dividends and beneficial conversion feature	(624,833)	-	-
Net loss attributable to common shareholders	$(8,686,638)	$(2,274,779)	$(7,104,253)

Weighted average common shares - basic and diluted	24,352,072	23,042,108	20,752,217

Basic and diluted net loss per share	$(0.36)	$(0.10)	$(0.34)

(See accompanying notes to consolidated financial statements.)

 AXION INTERNATIONAL HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total
Balance, October 1, 2009	19,243,669	$10,009,677	$(9,303,576)	$706,101

Private placement of common stock	1,761,340	2,664,260		2,664,260
Shares issued pursuant to debt conversion and accrued interest	1,005,330	647,716		647,716
Shares issued pursuant to exercise of warrants	18,972	-		-
Share-based compensation	824,726	2,285,184		2,285,184
Warrants issued in connection with debt instruments		152,463		152,463
Recognition of beneficial converson feature		209,440		209,440
Net loss			(7,104,253)	(7,104,253)

Balance, September 30, 2010	22,854,037	$15,968,740	$(16,407,829)	$(439,089)

Private placement of common stock	416,667	500,000	-	500,000
Shares issued for services rendered	35,000	36,750	-	36,750
Share-based compensation		1,312,846	-	1,312,846
Net loss			(2,274,779)	(2,274,779)

Balance, December 31, 2010	23,305,704	$17,818,336	$(18,682,608)	$(864,272)

Shares issued pursuant to debt conversion	503,408	462,067	-	462,067
Shares issued pursuant to exercise of warrants	294,115	200	-	200
Shares issued for services rendered and license agreements	484,940	654,308	-	654,308
Shares issued upon conversion of 10% convertible preferred stock	60,000	75,000	-	75,000
Shares issued for interest payments	33,426	36,183	-	36,183
Shares issued for dividend payments	325,668	352,032	-	352,032
Share-based compensation	-	2,626,625	-	2,626,625
Recognition of beneficial conversion features - 10% convertible preferred stock	-	375,726	-	375,726
Recognition of beneficial conversion features pursuant to debt modification	-	600,000	-	600,000
Accretion of dividend on 10% convertible preferred stock	-	(528,652)	-	(528,652)
Accretion of beneficial conversion feature on 10% convertible preferred stock	-	(96,181)	-	(96,181)
Net loss	-		(8,061,805)	(8,061,805)

Balance, December 31, 2011	25,007,261	$22,375,644	$(26,744,413)	$(4,368,769)

(See accompanying notes to consolidated financial statements.)

 AXION INTERNATIONAL HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Three Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2011	2010	2010
Cash flow from operating activities:
Net loss	$(8,061,805)	$(2,274,779)	$(7,104,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,707	74,195	268,005
Accretion of convertible debt discount	692,685	133,786	564,364
Accretion of preferred stock discount	213,218
Accretion of revolving credit agreement discount	55,957
Fair value of warrants for redeemable preferred stock	487,555
Change in fair value of derivative liability	(5,392)
Share-based compensation	3,280,933	1,349,596	2,952,443
Allowance for doubtful accounts	32,731
Changes in operating assets and liabilities:
Accounts receivable	(711,357)	386,763	(95,265)
Inventories	(1,387,897)	(10,141)	(53,920)
Prepaid expenses and deposits	(53,543)	(85,175)	(62,812)
Accounts payable	218,400	(57,570)	555,962
Accrued liabilities	160,567	(91,772)	(54,542)
Net cash used in operating activities	$(4,940,241)	$(575,097)	$(3,030,018)

Cash flows from investing activities:
Purchase of property and equipment	$(1,098,189)	$(477)	$(122,030)

Net cash used in investing activities	$(1,098,189)	$(477)	$(122,030)

Cash flows from financing activities:
Proceeds from issuance of 10% convertible preferred stock, net	$6,769,390	-	-
Proceeds from convertible revolving credit agreement	466,000	-	-
Proceeds from convertible debt	-	-	710,000
Repayments on convertible debt	-	(25,710)	(300,000)
Issuance of common stock, net	200	500,000	2,371,428

Net cash provided by financing activities	$7,235,590	$474,290	$2,781,428

Net increase (decrease) in cash and cash equivalents	1,197,160	(101,284)	(370,620)
Cash and cash equivalents at beginning of period	785,612	886,896	1,257,516
Cash and cash equivalents at end of period	$1,982,772	$785,612	$886,896
	-		-
Supplemental disclosures of cash flow information:
Cash transactions:
Cash paid for interest	$123,315	$3,773	$69,469
Non-cash investing and financing activities:
Shares issued pursuant to conversion of debt	462,067	-	278,236
Accretion of dividends on 10% convertible preferred stock	528,652	-	-

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

(c)  Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to five years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	December 31, 2011	December 31, 2010
Property and equipment, at cost:
Equipment	$13,754	$13,754
Machinery and equipment	1,618,701	520,512
Purchased software	56,404	56,404
Furniture and fixtures	14,040	14,040

	1,702,899	604,710
Less accumulated depreciation	(655,763)	(518,056)
Net property and leasehold improvements	$1,047,136	$86,654

Depreciation expense included as a charge to income during the years ended December 31, 2011 and 2010 was $137,707 and $277,836, respectively. Of the amount charged to income during the year ended December 31, 2011, $23,512 was charged to costs of sales and the remainder to operating expenses.

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of December 31, 2011, we provided an allowance of $32,731 for doubtful accounts and as of December 31, 2010 we did not provide an allowance for doubtful accounts.

(e) Intangibles and Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, and export products made using patent applications owned by Rutgers University(“Rutgers”).  We are using these patented technologies in the production of our composite rail ties and structural building products such as pilings, I-beams, T-beams and boards of various sizes.

We paid approximately $32,000 and issued 714,447 shares of our Common Stock as consideration to Rutgers.  We had estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.  We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and is tested for impairment on an annual basis

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.   Royalties incurred and payable to Rutgers, for the years ended December 31, 2011 and 2010 were $200,000 and $80,000, respectively. We did not pay for any patent defense costs to Rutgers, for the years ended December 31, 2011 and 2010. In addition to consulting fees for research and development performed at Rutgers from time to time, we also pay annual membership dues to AIMPP, a department of Rutgers.

 (f)          Revenue and Cost Recognition

In accordance with FASB ASC 605 “Revenue Recognition”, revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and there are no significant future performance obligations.

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

Under our third-party contract manufacturing arrangements, our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with the third-party manufacturer producing the finished product. Under one arrangement, we purchase and supply the raw materials to the third-party manufacturer who we pay a per-pound cost to produce the finished product. Under our other arrangement the third-party manufacturer sources and pays for the raw materials and we purchase the finished product from them at a cost per unit. In addition, for that arrangement, we are responsible for any costs of raw materials purchased by the third-party manufacturer in excess of the arrangement’s reference prices and we share any savings for purchases below the reference prices.  Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency with which we plan and execute our manufacturing processes.

We do not believe warranty obligations are significant on completed contracts or shipments pursuant to purchase orders.

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

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is “more-likely-than-not” (defined as a substantiated likelihood of more than 50%), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the “more-likely-than-not” recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that we have taken.

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

(j)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the years ended December 31, 2011 and 2010, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of December 31, 2011, we have approximately 19.0 million potential common shares issuable under our convertible instruments, warrant and stock option agreements.

(k)         Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  Our adoption of these provisions did not have a material impact on our consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities that are recurring at fair value into a three-level hierarchy in accordance with these provisions.

(l)          Concentration of Credit Risk

We maintain our cash with two major U.S. domestic banks. The amount held in both of the banks exceeds the insured limit of $250,000 from time to time and was approximately $1.5 million at December 31, 2011.  We have not incurred losses related to these deposits.

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

(o) Redeemable Common Stock

We account for redeemable common stock in accordance with ASC 480-10-S99-3A “Classification and Measurement of Redeemable Securities,” which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. Accordingly, 250,000 shares of common stock issued as a commitment fee, pursuant to the revolving credit agreement are classified outside of permanent equity at redemption value. We recognize changes in the redemption value in the period they occur and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

(p) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  We have working capital of approximately $2.0 million, a stockholders’ deficit of approximately $4.4 million and have accumulated losses to date of approximately $26.7 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations.   We are seeking additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

As of December 31, 2011 and 2010, our inventories consisted of:

	December 31, 2011	December 31, 2010

Finished products	$1,032,798	$104,754
Parts	13,790	-
Production materials	481,903	35,840
Total inventories	$1,528,491	$140,594

Since we engage third-party contract manufacturers to produce our finished products, and in certain situations we provide them the raw materials, our inventories at December 31, 2011 and 2010 are located at the third-party contract manufacturing locations. We carry adequate insurance for loss on this inventory.

Note 4 - Accrued Liabilities

The components of accrued liabilities are:

	December 31, 2011	December 31, 2010
Royalties	$239,129	$-
Payable to insurer pursuant to policy terms	-	100,000
Payroll	54,325	23,642
Sales tax payable	29,112	-
Insurance premiums payable	20,320	12,985
Interest	-	54,852
Miscellaneous	16,829	7,669
Total accrued liabilities	$359,715	$199,148

Note 5 - Convertible Revolving Credit Agreement

During the year ended December 31, 2011, we entered into a convertible revolving credit agreement (the “Agreement”) with a private investor (“Lender”). Under the terms of the Agreement, Lender has agreed to lend us up to $2,000,000 on a revolving basis (the “Loan”). The Loan bears interest at 12% per annum on the outstanding principal amount. The Lender may elect to have all or a portion of accrued interest paid in shares of our common stock. The common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the variable weighted average price (“VWAP”) for our common stock for the thirty days ending one trading prior to the date of issuance of such shares. The Loan will mature on September 30, 2012.

The Lender may convert up to fifty percent of the trailing ninety day average of outstanding principal amount under the Loan into shares of our common stock. Such common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the VWAP for our common stock for any thirty days ending one trading prior to the date of issuance of such shares.

In consideration for the Loan, we issued to Lender 250,000 shares of our restricted common stock. We have agreed to register the common stock issued to Lender within six months from date of closing provided, however, if such common stock is not registered Lender may redeem all of Lender’s unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share. Lender agreed to waive any notice requirements under the Agreement in connection with our sale of certain securities pursuant to a registration statement on Form S-1, which we initially filed on December 22, 2011 and may amend from time to time thereafter. We accounted for this redeemable common stock outside of permanent equity at redemption value and recognize changes in the redemption value in the period it occurs and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

The fair value at issuance of the shares given as consideration and the fair value of the beneficial conversion feature were recorded as a discount to the revolving credit agreement outstanding loan, and are amortized over the term of the revolving credit agreement. During the year ended December 31, 2011, we amortized approximately $56,000 of the revolving credit agreement discount to other expenses in our statement of operations. The unamortized balance will be fully amortized through the maturity date – September 30, 2012.

We gave Lender a security interest in all of our inventory and accounts receivable pursuant to terms of a security agreement.

During the year ended December 31, 2011, we borrowed $466,000 under the Agreement, which is still outstanding at December 31, 2011.

The components of convertible revolving credit agreement are summarized as follows:

	Due	December 31, 2011	December 31, 2010
12% convertible debt	September 30, 2012	$466,000	$-
Debt discount		(305,206)	-
Total		$160,794	$-

Note 6 - Derivative Liability

The convertible revolving credit agreement (see Note 5) entered into during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging”. The hybrid instrument is comprised of a (i) a debt instrument, as the host contract and (ii) an option to convert the debt outstanding under the revolving credit agreement into shares of our common stock, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the shares of our common stock. The embedded derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value.

We determined the fair value of the embedded derivative and record it as a discount to the debt and a derivative liability on the date of issue. The discount is amortized to other expenses over the term of the revolving credit agreement and will be fully amortized at the maturity of the agreement on September 30, 2012. Upon conversion of the debt to equity, any remaining unamortized discount is charged to financing expense.

The embedded derivative does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. We recognized a gain of approximately $5,400 for the year ended December 31, 2011.

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liability recorded at fair value in the balance sheet as of December 31, 2011 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liability measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$113,271	$113,271
Total	$-	$-	$113,271	$113,271

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2011	$-
Fair value of conversion feature	118,663
Gain in fair value	(5,392)
Ending balance as of December 31, 2011	$113,271

In accordance with Accounting for Derivative Instruments and Hedging, we calculated the fair value of the revolving credit agreement conversion feature using the Black–Scholes option pricing model and the assumptions used in the model were as follows:

December 31, 2011
Expected volatility	71%
Expected life (months)	9
Risk free interest rate	0.11%
Forfeiture rate	-
Dividend rate	-

Note 7 - Convertible Debt

The components of debt are summarized as follows.

	Due	December 31, 2011	December 31, 2010
8.75% convertible debenture	January 2012	$172,500	$172,500
10% convertible debenture	June 2012	600,000	600,000
7% convertible note	May 2012	-	350,000
10% convertible note	February 2012	-	60,000
Subtotal - principal		772,500	1,182,500
Debt discount		(205,715)	(298,400)
		566,785	884,100
Less: current portion		(566,785)	(580,140)
Total long term debt		$-	$303,960

8.75% Convertible Debenture

In January 2011, the holder of our 8.75% convertible debenture agreed to extend the maturity date to January 2012 and to amend a term which will now allow us to pay dividends on any financing transaction entered into between the effective date of the amendment and April 30, 2011. We agreed to eliminate our ability to pay interest on this debenture in shares of our common stock in lieu of cash and our ability to optionally redeem the debenture. We also agreed to amend the volume weighted average trading price at which we could force conversion to $2.50 from $0.80. Subsequent to December 31, 2011, the 8.75% convertible debenture was paid upon maturity.

10% Convertible Debentures

Our 10% convertible debentures were issued under purchase agreements during the year ended September 30, 2009, together with warrants, for aggregate proceeds of $600,000.  The total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, exceeded the proceeds received.  Accordingly, we recorded a discount on the debentures equal to the principal amount of the debentures.  The recorded discount on these debentures is amortized to interest expense through the scheduled maturity dates.

Effective January 14, 2011, the holders of our 10% Convertible Debentures, originally due in February and March 2011, agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. We agreed to amend the interest rate to 15% if paid in cash and to 18% (from 12%) if paid with shares of our common stock at the rate of one share of common stock for each $0.60 (from $0.90) of interest. We also agreed to reduce the conversion price, as defined, to $0.60, from $0.90 and to amend the volume weighted average trading price at which we could force conversion to $2.50 from $2.00. In addition, for each calendar month after February or March 2011 that these debentures remain outstanding, we will issue a warrant exercisable for three years for a number of shares of our common stock equal to the 5% of the outstanding principal divided by $0.90. These warrants will be exercisable at $0.90 per share. During the year ended December 31, 2011, we issued such warrants with fair values as determined by the Black-Scholes option pricing model of $234,731, which has been charged to interest expense.

Even though these modifications to our 10% Convertible Debentures resulted in less than a ten percent difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than ten percent. We have therefore, accounted for the modification of these debentures as an extinguishment of the original debt and the establishment of new debt. Under the terms of the modified 10% Convertible Debentures, the total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the debenture, exceeded the proceeds received.  Accordingly, effective with the date of amendment, we recorded a discount on the debentures equal to the principal amount of the debentures.  The recorded discount on these debentures is amortized to interest expense through the scheduled maturity dates.  In addition to the amortization of the remaining original discount at the effective date of the modifications of $72,222, during the year ended December 31, 2011, we amortized $394,285 of the modified discount. The remaining unamortized discounts of $205,715 at December 31, 2011 will be fully amortized through maturity in June 2012.

If the holders of our 10% Convertible Debentures elected to convert their security pursuant to the amended terms of the security, we would be required to issue 1.0 million shares of our common stock.

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

During the year ended December 31, 2011, we amortized $218,540 of the discount to interest expense, which included the remaining unamortized discount on the date of conversion.

10% Convertible Note

On February 10, 2011 at maturity, the holder of our 10% convertible note converted the principal amount plus accrued interest into 60,000 shares of common stock. During the three months ended March 31, 2011, we amortized the remaining discount of $7,638 to interest expense.

Note 8 - Redeemable Preferred Stock

We designated 880,000 shares of preferred stock as 10% Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has a stated value (the “Stated Value”) of $10.00 per share. The Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the holder at the initial conversion rate of $1.25 per share of common stock (the “Conversion Rate”). The holders of the Preferred Stock shall be entitled to receive dividends at the rate of ten percent (10%) per annum payable quarterly. Dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock, until all dividends have been paid in full on the Preferred Stock. The dividends on the Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock. The Preferred Stock is not subject to any anti-dilution provisions other than for stock splits and stock dividends or other similar transactions. The holders of the Preferred Stock shall have the right to vote with our stockholders in any matter. The number of votes that may be cast by a holder of our Preferred Stock shall equal the Stated Value of the Preferred Stock purchased divided by the Conversion Ratio. The Preferred Stock shall be redeemable for cash by the holder any time after the three (3) year anniversary from the initial purchase. The Preferred Stock may be converted into shares or our common stock by the holder at the Conversion Ratio (as adjusted from time to time). The Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty (60) consecutive trading days and during such sixty (60) day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended. At December 31, 2011, we would be required to issue 6,018,184 shares of our common stock if the remaining holders of our Preferred Stock elected to convert.

Pursuant to the terms of the Preferred Stock, since our net revenues for the twelve months ended December 31, 2011 are less than $10,000,000 as reported in our audited financial statements, the Conversion Rate is reduced to $1.00 (subject to adjustments for stock splits and stock dividends), and holders shall receive warrants to purchase a number of shares of our common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of the Preferred Stock at the Conversion Rate. The warrants expire December 31, 2015 and have an initial exercise price of $1.00 per share and provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. Each share of Preferred Stock is convertible into eight (8) shares of common stock. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. This discount will be amortized over three years consistent with the initial redemption terms, to interest expense. During the year ended December 31, 2011, we charged $213,218 of this discount to interest expense. We attributed a beneficial conversion feature of $375,727 to the Preferred Stock based upon the difference between the effective conversion price of those shares and the closing price of our common stock on the date of issuance, which has been recorded as a discount and deducted from the face value of the Preferred Stock. The discount will be amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to a deficit in retained earnings. During the year ended December 31, 2011, we amortized $96,181 to additional paid-in capital. At December 31, 2011, we had an unamortized discount balance of $894,667.

During the year ended December 31, 2011, we issued 60,000 shares of our common stock upon conversion of 7,500 shares of our Preferred Stock.

Subsequent to December 31, 2011, after the adjustment to the Conversion Rate, we will be required to issue 7,522,730 shares of our common stock if the remaining holders of our Preferred Stock elected to convert. In addition, the holders of our Preferred Stock at December 31, 2011, subsequent to December 31, 2011 will be issued warrants to purchase 3,761,365 shares of our common stock at an exercise price of $1.00 per share.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity on December 31, 2011.

For the year ended December 31, 2011 we paid dividends on the Preferred Stock in the amount of $528,652, with 325,668 shares of common stock issued in lieu of cash to pay $352,032 of those dividends with an additional $176,620 was accrued at December 31, 2011.

The components of redeemable preferred stock are summarized as follows:

	December 31,	December 31,
	2011	2010
Redeemable preferred stock – face value	$7,522,730	$-
Accrued dividends	176,620	-
Unamortized discount	(894,667)	-
Redeemable preferred stock, net of discount	$6,804,683	$-

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. The fair value of the warrants of $487,555 has been recorded as a liability on our balance sheet at December 31, 2011, as the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase.

Note 9 - Stockholders’ Equity

We are authorized to issue up to 100,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 25,257,261 and 23,305,704 shares of common stock issued and outstanding at December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 752,273 shares of 10% convertible preferred stock at December 31, 2011. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

As of December 31, 2011, we had outstanding options, warrants, convertible debentures and convertible preferred stock that, when exercised or converted, could result in the issuance of up to approximately 24 million shares of common stock.

Common Stock Issuances for the Year Ended December 31, 2011

During February and March 2011, we issued 80,067 shares of common stock to consultants for services rendered. These shares were valued at $116,808, which approximated the fair value of the shares when issued.

We issued 262,500 shares of common stock, valued at $367,500 at date of issue pursuant to a letter agreement entered into during February 2011.

During February 2011, we issued 6,759 shares of common stock in lieu of cash, as payment of accrued interest with a value at date of issue of $6,583.

At maturity in February 2011, we issued 60,000 shares of common stock upon conversion of our 10% convertible note in the principal amount of $60,000 and $3,000 of accrued interest.

In March 2011, we received $200 and issued 20,000 shares of common stock upon exercise of a warrant.

Pursuant to the cashless exercise of warrants for 200,000 and 240,000 shares of common stock during February and March 2011, we issued 99,688 and 174,427 shares of common stock, respectively.

During June 2011, we issued 26,667 shares of common stock in lieu of cash, as payment of accrued interest with a value at date of issue of $29,600.

During June 2011, we issued 443,408 shares of common stock upon conversion of our 7% Convertible Note, in the principal amount of $350,000 and $49,067 of accrued interest

We paid the accrued dividend on our 10% convertible preferred stock declared on June 30, 2011 and September 30, 2011, with 148,105 and 177,563 shares of our common stock, respectively in lieu of cash, with a fair value on the effective date of the dividend of $176,245 and $175,787, respectively.

Pursuant to our license with Rutgers, during July 2011 we paid a portion of the minimum royalty due for 2010, with 42,373 shares of our common stock with a fair value of $50,000.

During August 2011, we issued 100,000 shares of common stock with a fair value on the date of issuance of $120,000, to a consultant pursuant to the terms of an agreement to provide services.

During October 2011, we issued 250,000 shares of common stock with a fair value on the date of issuance of $242,500 as a commitment fee pursuant to the terms of our revolving credit agreement. Since these shares of common stock are redeemable at the option of the holder for cash under the terms of the revolving credit agreement, they are classified outside of permanent equity.

During December 2011, we issued 60,000 shares of common stock upon conversion of 7,500 shares of our 10% convertible preferred stock, with a value of $75,000.

Common Stock Issuances for the Year Ended December 31, 2010

During February 2010, we issued 200,000 shares of common stock to consultants for services rendered. These shares were valued at $460,000, which approximated the fair value of the shares when issued.

During February 2010, we sold 122,000 shares of common stock and 12,200 five-year warrants, exercisable at $2.50 per share, for aggregate proceeds of $250,100.

During February 2010, we executed a purchase agreement and a registration rights agreement with Lincoln Park Capital, LLC (“LPC”), pursuant to which LPC agreed to purchase 100,000 shares of our common stock at $2.05 per share together with warrants to purchase 50,000 shares at an exercise price of $2.91 per share for total consideration of $205,000. Upon entering into the purchase agreement, we issued to LPC 85,000 shares of our common stock as consideration for entering into the agreement. Pursuant to the registration rights agreement, we filed a registration statement with the Securities and Exchange Commission covering the shares issued to LPC under the purchase agreement. The registration statement became effective and the initial purchase of 100,000 shares and 50,000 warrants was completed in May 2010. After the effective date, in May 2010, we sold an additional 20,000 shares under the agreement and received proceeds of $30,067. In July 2010, we and LPC mutually terminated the purchase agreement and related agreements.

During March 2010, we issued 54,856 shares of common stock in lieu of cash, as payment of accrued interest with a fair value at date of issue of $56,245.

During March 2010, the remaining 9% convertible debentures of $278,236 were converted, prior to their maturity dates and in accordance with their terms, into an aggregate of 927,453 shares of common stock.

We issued 300,000 shares of common stock to a consultant for services rendered with a fair value in May 2010, date of issue, of $450,000.

During May 2010, we sold 41,667 shares of common stock for proceeds of $50,000.

During May 2010, we received $153,682, and issued units consisting of 128,068 shares of common stock and five-year warrants to purchase 64,034 shares of common stock at an exercise price of $1.40 per share.

During June 2010, we received $159,600, and issued units consisting of 133,000 shares of common stock and five-year warrants to purchase 66,500 shares of common stock at an exercise price of $1.40 per share.

During July 2010, we issued 23,021 shares of common stock in lieu of cash, as payment of accrued interest with a fair value at date of issue of $20,273.

.

During August 2010, we received $130,000, and issued units consisting of 108,333 shares of common stock and five-year warrants to purchase 54,167 shares of common stock at an exercise price of $1.40 per share.

During September 2010, we issued 50,000 shares of common stock to a consultant for services rendered. These shares were valued at $50,000, which approximated the fair value of the shares when issued.

During September 2010, we received $987,926, and issued units consisting of 823,272 shares of common stock and five-year warrants to purchase 411,636 shares of common stock at an exercise price of $1.40 per share.

Pursuant to the terms of a letter agreement entered into during October 2010, we issued 35,000 shares of common stock to our placement agent, which had a fair value at date of issuance of $36,750.

During November 2010, we received $500,000, and issued units consisting of an aggregate of 416,667 shares of common stock and five-year warrants to purchase 208,333 shares of common stock at an exercise price of $1.40 per share.

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the periods presented.

	Twelve Months Ended		Three Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010		September 30, 2010
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Exercise	of Shares	Exercise
	Issuable	Price	Issuable	Price	Issuable	Price
Beginning of period	5,329,783	$1.16	5,374,563	$1.44	3,122,446	$1.51
Granted during the period	582,358	0.90	381,666	1.42	2,277,117	1.33
Exercised during the period	(460,000)	0.60	-	-	(25,000)	0.87
Cancelled during the period	(400,000)	0.90	(426,446)	4.89	-	-
End of period	5,052,141	1.20	5,329,783	1.16	5,374,563	1.44

Exercisable at end of period	4,836,141	$1.21	5,329,783	$1.16	5,086,563	$1.47

We estimated the fair value of each warrant at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the warrants granted during the year ended December 31, 2011 – (i) no dividend yield, (ii) expected volatility of between 86% and 149%, (iii) risk-free interest rates of between 0.3% and 2.5%, and (iv) expected lives of between two years and five years.

Of the warrants to purchase 582,358 shares of our common stock granted during the year ended December 31, 2011, we issued warrants to purchase 316,682 shares of our common stock at a weighted average exercise price of $0.60 to the holders of our 10% convertible debentures pursuant to their amended terms. These warrants had a fair value of $234,730 at the date of grant which was charged to interest expense during the period. Additionally we issued warrants to purchase 265,676 shares of our common stock at a weighted average exercise price of $1.25 per share to various consultants for services rendered. These warrants had a fair value of $265,073 at the date of grant and were primarily recognized in general and administrative expenses during the period. The fair values at date of grant for these warrants were based on the Black-Scholes pricing model.

Note 10 - Share-based Compensation

We have two nonqualified stock option plans approved by shareholders with an aggregate of approximately 1.3 million shares remaining available for grant as of December 31, 2011.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the awards during the year ended December 31, 2011 – (i) no dividend yield, (ii) expected volatility of between 82% and 136%, (iii) risk-free interest rates of between 0.4% and 2.6%, and (iv) expected lives of between two years and seven years.

During the year ended December 31, 2011, we awarded options to purchase 1,130,000 shares of our common stock at a weighted average exercise price of $1.14 per share, to employees as components of their initial hiring compensation. The right to exercise certain of these options is based on the optionees’ achievement of specific objectives. As of December 31, 2011, the likelihood of, and the date on which the optionee might achieve the objectives were not apparent, therefore the fair value was not estimated. The remaining options had fair values at their date of grant which totaled $650,511 based on the Black-Scholes pricing model. In addition, when it becomes more than likely that the optionee will achieve their stipulated objectives, the fair value will then be determined and the balance amortized to operating expenses. Additionally, during the year ended December 31, 2011, we issued options to purchase 835,000 shares of our common stock at a weighted average exercise price of $1.50, to certain employees in recognition of services rendered and as an incentive for services to be rendered. These options had a fair value of $404,528 at the date of grant based on the Black-Scholes option pricing model.

Options to purchase 400,000 shares of our common stock at a weighted average exercise price of $1.20 were issued during the year ended December 31, 2011, to certain of our directors for board responsibilities. The fair value of these options on their date of grant based on the Black-Scholes option pricing model was $363,824.

We issued options to purchase 232,500 shares of our common stock to certain advisory board members during the year ended December 31, 2011. These options had a weighted average exercise price of $1.13 per share and their fair value on the date of grant was $221,957, based on the Black-Scholes option pricing model.

In addition to the charge to operating expenses during the year ended December 31, 2011 for the fair value of options earned and awarded during the year ended December 31, 2011, the fair value of certain options awarded in prior periods was amortized over their vesting periods during the year ended December 31, 2011. During the year ended December 31, 2011, $1,853,394 was recognized in general and administrative expenses. The remaining unamortized fair value of $175,276 will be recognized over future vesting periods.

The following table summarizes our stock option activity for the periods presented:

	Twelve Months Ended		Three Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010		September 30, 2010
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Exercise	of Shares	Exercise
	Issuable	Price	Issuable	Price	Issuable	Price
Beginning of period	3,488,761	$1.02	1,938,761	$0.61	2,219,799	$0.47
Granted during the period	2,597,500	1.26	1,600,000	1.53	150,00	1.22
Exercised during the period	-	-	-	-	-	-
Cancelled during the period	(200,000)	1.40	(50,000)	1.13	(431,038)	0.13
End of period	5,886,261	1.11	3,488,761	1.02	1,938,761	0.61

Exercisable at end of period	3,199,703	$1.06	1,326,685	$1.01	892,724	$0.97

The following table summarizes options outstanding at December 31, 2011:

	Number of Shares Issuable	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
Total shares issuable upon exercise	5,886,261	$1.11	3.9	$582,679
Options exercisable at December 31, 2011	3,199,703	1.06	3.4	171,169
Options not vested at December 31, 2011	2,686,558	1.27	4.4	411,510

Note 11 - Income Taxes

Due to our substantial operating losses and the valuation allowance applied against our deferred tax assets, we have not recorded any income tax expense or benefit. Income tax benefit attributable to loss before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 40% to loss before income taxes as a result of the following:

	December 31,	December 31,
	2011	2010

Current:
Federal	$-	$-
State	-	-
	-	-
Increase in valuation allowance	(1,260,000)	(1,400,000)
Benefit of operating loss carry forward	1,260,000	1,400,000
Provision for income taxes, net	$-	-

	December 31,	December 31,
	2011	2010
Statutory federal income tax rate	40.0%	40.0%
Increase in valuation allowance	(40.0%)	(40.0%)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. At December 31, 2011, we had available net operating loss carry forwards of approximately $12.9 million that expire through 2031. Our ability to utilize our net operating loss carryforwards is uncertain and thus a valuation allowance has been provided against our net deferred tax asset. Due to the changes in ownership over the prior periods from debt conversions, equity financings and the merger transaction, we may have triggered a Section 382 limitation on the utilization of such net operating loss carryforwards. In addition, we have not remained current with our federal and state tax returns. The net deferred tax assets and liabilities are comprised of the following:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Current	$-	$-
Non-current	5,160,000	3,900,000
	5,160,000	3,900,000
Less valuation allowance	(5,160,000)	(3,900,000)
Net deferred income tax asset	$-	$-

Note 12 – Business Concentration

During the year ended December 31, 2011, we sold our products to 26 different customers, with sales of our ECOTRAX rail ties to one customer representing approximately 51% of our total revenue. We did not recognize any revenue for the three months ended December 31, 2010. For the year ended September 30, 2011, we sold composite products to one customer representing approximately 62% of our total revenue.

Our purchases of raw materials and contract manufacturing services and products, was concentrated in approximately ten to twenty vendors, of which the top five represented approximately 40% of our total purchases during the year ended December 31, 2011.

Note 13 - Commitments and Contingencies

Operating leases

We lease approximately 2,000 square feet of office space in New Providence, New Jersey pursuant to a three-year lease agreement for office space which provides for initial monthly lease payments of approximately $3,400 with customary annual increases.  These premises serve as our corporate headquarters. The initial term of the lease expires on October 31, 2012 and the lease provides one renewal option for an additional three-year term.  Facility rent expense totaled approximately $39,600 and $42,720 for the years ended December 31, 2011 and 2010, respectively.

Prior to the Merger, we had leased approximately 2,500 square feet of office space in San Antonia, Texas pursuant to a five-year lease agreement which provided for an initial monthly lease of approximately $3,500, with customary annual increases. Effective January 1, 2009, we sublet the space for a monthly sublet fee of $2,000 through the expiration of the underlying lease on December 31, 2011.  Facility rent expense, net of sublet payments received was approximately $18,940 and $25,500 for the years ended December 31, 2011 and 2010, respectively.

Future minimum rental payments through the remainder of the initial lease term for the year ending December 31, 2012 is approximately $37,600.

Royalty Agreements

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, and export products made using patent applications owned by Rutgers University (“Rutgers”).  We are using these patented technologies in the production of our composite rail ties and structural building products. The term of the License Agreement runs until the expiration of the last-to-expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  We also pay annual membership dues to Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AIMPP, a department of Rutgers.  The membership allows us to use AIMPP for basic research and development at no additional cost, with access to more comprehensive R&D services available to us for fees determined on a per-project basis.

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

Note 14 - Related Party Transactions

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

Michael Dodd

Mr. Dodd, who has been a member of our board of directors since September 2010, is currently serving as the Chief Executive Officer of 3D Global Solutions Inc. (or 3D).  3D provides professional program management services to governments, corporations and global organizations. During the year ended December 31, 2011, 3D purchased approximately $102,200 of our composite rail ties on terms similar to our other customers which remains uncollected at December 31, 2011.

Samuel G. Rose – Revolving Credit Agreement

Samuel G. Rose beneficially owns in excess of 5% of our outstanding stock. During October 2011, we entered into a revolving credit agreement (the “Agreement”) with Mr. Rose. Under the terms of the Agreement, Mr. Rose has agreed to lend us up to $2,000,000 on a revolving basis (the “Loan”). The Loan bears interest at 12% per annum on the outstanding principal amount. Mr. Rose may elect to have all or a portion of accrued interest paid in shares of our common stock. The common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the variable weighted average price (“VWAP”) for our common stock for the thirty days ending one trading prior to the date of issuance of such shares. The Loan will mature on September 30, 2012.

Mr. Rose may convert up to fifty percent of the trailing ninety day average of outstanding principal amount under the Loan into shares of our common stock. Such common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the VWAP for our common stock for any thirty days ending one trading prior to the date of issuance of such shares.

In consideration for the Loan, we paid all legal and accounting costs associated with the documentation of the Loan and issued to Mr. Rose 250,000 shares of our restricted common stock. We have agreed to register the common stock issued to Mr. Rose within six months from date of closing provided, however, if such common stock is not registered we will redeem all of Mr. Rose’s unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share. Mr. Rose agreed to waive any notice requirements under the Agreement in connection with our sale of certain securities pursuant to a registration statement on Form S-1, which we initially filed on December 22, 2011 and may amend from time to time thereafter.

We gave Mr. Rose a security interest in all of our inventory and accounts receivable pursuant to terms of a security agreement.

During the year ended December 31, 2011, we borrowed $466,000 under the Agreement, which is still outstanding at December 31, 2011.

Note 15 - Transition Period Comparative Data (Unaudited)

The information furnished in these interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which in our opinion, are necessary for a fair presentation of such financial statements.

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
Revenue	$1,697,641	$-
Cost of goods sold	1,669,569	-
Gross profit	28,072	-

Operating expenses:
Research and development costs	236,995	43,066
Marketing and sales	342,872	71,086
General and administrative expenses	578,859	1,925,595
Depreciation and amortization	44,164	74,194
Total operating costs and expenses	1,202,890	2,113,941

Loss from operations	(1,174,818)	(2,113,941)

Total other expense :
Interest expense, net	32,827	27,052
Amortization of debt and preferred stock discounts	281,684	133,786
Gain from change in fair value of derivative liability	(5,392)	-
Total other expense	309,119	160,838

Loss before income taxes	(1,483,937)	(2,274,779)

Provision for income taxes	-	-

Net loss	(1,483,937)	(2,274,779)
Accretion of preferred dividends and beneficial conversion feature	(210,180)	-
Net loss attributable to common shareholders	$(1,694,117)	$(2,274,779)

Weighted average common shares - basic and diluted	25,126,391	23,042,108

Basic and diluted net loss per share	$(0.07)	$(0.10)

Consolidated Statements of Cash Flows

	For the Three Months Ended December 31,	For the Three Months Ended December 31,
	2011	2010

Cash flow from operating activities:
Net loss	$(1,483,937)	$(2,274,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	45,088	74,195
Accretion of interest expense on convertible debentures	102,857	133,786
Accretion of preferred stock discount	75,161	-
Accretion of revolving credit agreement discount	55,957	-
Change in fair value of derivative liability	(5,392)	-
Issuance of common stock and warrants for financial obligations	253,979	1,349,596
Allowance for doubtful accounts	32,731	-
Changes in operating assets and liabilities:
Accounts receivable	(196,140)	386,763
Inventories	65,080	(10,141)
Prepaid expenses and other	61,256	(85,175)
Accounts payable & accrued liabilities	111,293	(149,342)
Net cash used in operating activities	(882,067)	(575,097)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(265,007)	(477)
Net cash used in investing activities	(265,007)	(477)

Cash flows from financing activities:
Proceeds from revolving credit agreement	466,000	-
Issuance of common stock, net of expenses	-	500,000
Repayment of notes and convertible debentures	-	(25,710)
Net cash provided by financing activities	466,000	474,290

Net (decrease) increase in cash	(681,074)	(101,284)
Cash and cash equivalents at beginning of period	2,663,846	886,896
Cash and cash equivalents at end of period	$1,982,772	$785,612

Supplemental disclosures of cash flow information:
Cash paid for interest	$55,394	$3,773
Accretion of dividends on 10% convertible preferred stock	176,620	-
Common stock issued for consulting services	-	36,750

Note 16 - Subsequent Event

8.75% Convertible Debenture

Upon maturity on January 31, 2012, we repaid the 8.75% convertible debenture in the principal amount of $172,500, plus accrued interest through the date of maturity.

10% Convertible Preferred Stock “Make Good” Adjustment

Subsequent to December 31, 2011, pursuant to the terms of our 10% preferred stock (“Preferred Stock”), we will reduce the Conversion Rate of our Preferred Stock to $1.00 from $1.25 and we will issue a warrant to each holder of our Preferred Stock to purchase a number of shares of common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of their Preferred Stock. The warrants will expire December 31, 2015, will have an initial exercise price of $1.00 per share and will provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

