Form 10-Q/A
period 2011-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2012-05-21
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the three months ended September 30, 2011 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on November 14, 2011 to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three months ended September 30, 2011 as discussed in Note 2 to the accompanying restated unaudited condensed consolidated financial statements.

1. Background of the Restatement

As discussed in the Form 8-K filed on May 14, 2012, the Company’s management recommended and its Board of Directors concluded, that the Company’s previously issued audited consolidated financial statements included in our December 31, 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012 and the interim unaudited condensed consolidated financial statements included in our September 30, 2011 Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, needed to be restated as a result of certain corrections and therefore could no longer be relied upon

The effect of the (non-cash) changes in our accounting treatment related to the fair value of our derivative warrant liabilities of our Preferred Stock, described below, resulted in an increase in our net loss as reported in our statement of operations for the three and nine months ended September 30, 2011 of $2,396,300 for both periods and an increase in our net loss attributable to common shareholders to $4,305,487 and $9,388,821, respectively.  Our basic and diluted loss attributable to common shareholders per share for the three and nine months ended September 30, 2011 increased by $0.09 per share and $0.10 per share to a loss of $0.17 per share and $0.39 per share, respectively.   The cumulative effect on our balance sheet was to increase in our stockholders’ deficit by $2.4 million to $5,399,931 as of September 30, 2011.

As is detailed in Note 2 of the notes to unaudited condensed consolidated financial statements in this Quarterly Report, the restatements are the result of corrections that management determined were necessary as of September 30, 2011 and for the year ended December 31, 2011 for the following items:

10% Convertible Preferred Stock - Make Good Adjustment

The terms of our Preferred Stock include a provision which stipulated that if revenue, as reported, for the year ended December 31, 2011 was not at least $10 million, we shall issue a warrant (the “Make Good Warrant”) to each holder of our Preferred Stock to purchase a number of shares of common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of their Preferred Stock.

We determined that we did not properly record and subsequently mark-to-market, our derivative liabilities related to the Make Good Warrants pursuant to ASC Topic 815 – “Derivatives and Hedging”, which requires these Make Good Warrants to be recorded on the balance sheet at fair value and subsequently marked-to-market at each reporting date. The Preferred Stock was issued in March and April 2011 at which time we estimated that we would report at least $10 million in revenue, therefore we determined that the Make Good Warrants had no probability-weighted fair value at issuance. Since we estimated at September 30, 2011 that there was a probability of not reaching the $10 million in revenue for the year ended December 31, 2011, we should have recorded the change in fair value of the Make Good Warrants (as if issued), as an increase in the derivative liability and a charge to current earnings as a “loss in change in fair value of derivative liability – warrants”. Accordingly, the interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011, will be restated.

We determined that this adjustment does not impact the previously issued interim unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and the three and six months ended June 30, 2011, included in our Form 10-Q filed May 18, 2011, and August 15, 2011, respectively. Accordingly, the interim unaudited condensed consolidated financial statements for these periods will not be restated.

 2. Internal Control Considerations

Management determined that there was a deficiency in its internal control over financial reporting that constitutes a material weakness, as discussed in Part I — Item 4 of the Amended Filing. A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weaknesses identified, see Part I — Item 4 included in this Amended Filing.

3. Amended Items

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

●	Part I — Item 1. Condensed Consolidated Financial Statements;

●	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part I — Item 4. Controls and Procedures; and

●	Part II — Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s unaudited condensed consolidated financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

1

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$2,663,846	$785,612
Accounts receivable	537,746	22,529
Inventories	1,593,571	140,594
Prepaid expenses	264,701	149,902
Total current assets	5,059,864	1,098,637

Property and equipment, net	827,217	86,654

Other long-term and intangible assets:
License, at acquisition cost,	68,284	68,284
Deposits	10,713	10,713
	78,997	78,997

Total assets	$5,966,078	$1,264,288

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,097,637	$1,045,312
Accrued liabilities	275,608	186,163
Notes payable	50,640	12,985
Derivative liability - warrants	2,396,300
Current portion of convertible debt, net of discount	463,928	580,140
Total current liabilities	4,284,113	1,824,600

Convertible debt, net of discount	-	303,960
Fair value of 10% convertible preferred stock warrants	487,555	-

Total liabilities	4,771,668	2,128,560

Commitments and contingencies	-	-

10% Convertible preferred stock, no par value; authorized 880,000 shares; 759,773 issued and outstanding at September 30, 2011, net	6,594,341	-

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 24,947,261 and 23,305,704 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	22,256,845	17,818,336
Accumulated deficit	(27,656,776)	(18,682,608)
Total stockholders' deficit	(5,399,931)	(864,272)
Total liabilities and stockholders' deficit	$5,966,078	$1,264,288

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2011
	(As Restated)	2011

Revenue	$698,758	$409,460
Costs of sales	622,254	254,555
Gross margin	76,504	154,905

Operating expenses:
Research and development	129,771	111,810
Marketing and sales	103,401	(124,042)
General and administrative	1,273,524	277,954
Depreciation and amortization	326	67,278
Total operating costs and expenses	1,507,022	333,000

Loss from operations	(1,430,518)	(178,095)

Other expense, net:
Interest expense, net	26,714	34,556
Amortization of debt and preferred stock discounts	244,858	366,411
Change in fair value of derivative liabilities	2,396,300	-
Total other expense, net	2,667,872	400,967

Loss before provision for income taxes	(4,098,390)	(579,062)

Provision for income taxes	-	-
Net loss	(4,098,390)	(579,062)
Accretion of preferred stock dividends and beneficial conversion feature	(207,097)	-
Net loss attributable to common shareholders	$(4,305,487)	$(579,062)

Weighted average common shares - basic and diluted	24,715,584	22,018,849

Basic and diluted net loss per share	$(0.17)	$(0.03)

(See accompanying notes to the unaudited condensed consolidated financial statements.)
4

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2011
	(As Restated)	2010

Revenue	$2,187,379	$1,258,092
Costs of sales	2,102,515	1,258,055
Gross margin	84,864	37

Operating expenses:
Research and development	296,408	215,990
Marketing and sales	167,076	253,362
General and administrative	5,090,493	3,158,537
Depreciation and amortization	70,030	203,642
Total operating costs and expenses	5,624,007	3,831,531

Loss from operations	(5,539,143)	(3,831,494)

Other expense, net:
Interest expense, net	123,818	82,062
Amortization of debt and preferred stock discount	914,907	554,793
Change in fair value of derivative liabilities	2,396,300	-
Total other expense, net	3,435,025	636,855

Loss before provision for income taxes	(8,974,168)	(4,468,349)

Provision for income taxes	-	-
Net loss	(8,974,168)	(4,468,349)
Accretion of preferred stock dividends and beneficial conversion feature	(414,653)	-
Net loss attributable to common shareholders	$(9,388,821)	$(4,468,349)

Weighted average common shares - basic and diluted	24,091,129	21,157,035

Basic and diluted net loss per share	$(0.39)	$(0.21)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2011	23,305,704	$17,818,336	$(18,682,608)	$(864,272)

Shares issued pursuant to conversion of debt	503,408	462,067		462,067
Shares issued pursuant to exercise of warrants	294,115	200		200
Shares issued for services and license agreements	484,940	654,308		654,308
Shares issued for interest payments	33,426	36,183		36,183
Shares issued for dividend payments	325,668	352,032		352,032
Share-based compensation		2,372,646		2,372,646
Recognition of beneficial conversion features pursuant to modification of debt		600,000		600,000
Recognition of beneficial conversion features pursuant to 10% Convertible Preferred Stock		375,726		375,726
Accretion of dividend on 10% Convertible Preferred Stock		(352,032)		(352,032)
Accretion of beneficial conversion feature of 10% Convertible Preferred Stock		(62,621)		(62,621)
Net loss			(8,974,168)	(8,974,168)

Balance, September 30, 2011, as Restated	24,947,261	$22,256,845	$(27,656,776)	$(5,399,931)

 (See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2011
	(As Restated)	2010

Cash flow from operating activities:
Net loss	$(8,974,168)	$(4,468,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	92,619	203,641
Accretion of convertible debt discount	589,830	554,792
Accretion of preferred stock discount	138,057	-
Fair value of warrants to purchase redeemable preferred stock	487,555	-
Change in fair value of derivative liability	2,396,300
Share-based compensation	3,026,954	1,395,889
Changes in operating assets and liabilities:
Accounts receivable	(515,217)	(106,471)
Inventories	(1,452,977)	174,475
Prepaid expenses and other	(114,799)	(57,227)
Accounts payable	140,573	609,881
Accrued liabilities	89,445	(96,398)
Net cash used in operating activities	(4,095,828)	(1,789,767)

Cash flows from investing activities:
Purchase of property and equipment	(833,182)	(76,600)
Net cash used in investing activities	(833,182)	(76,600)

Cash flows from financing activities:
Proceeds from issuance of 10% convertible preferred stock, net	6,769,389	-
Proceeds from short term notes	100,758	63,126
Proceeds from convertible debt	-	710,000
Issuance of common stock, net of expenses	200	1,966,376
Repayments of convertible debt	-	(300,000)
Repayment of short term notes	(63,103)	(24,431)
Net cash provided by financing activities	6,807,244	2,415,071

Net increase in cash	1,878,234	548,704
Cash and cash equivalents at beginning of period	785,612	338,192
Cash and cash equivalents at end of period	$2,663,846	$886,896

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,480	$71,401
Conversion of notes	462,067	278,236
Accretion of dividends on 10% convertible preferred stock	352,032	-

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

(i)         Derivative Instruments

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We use the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as a liability or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

(j)          Share-Based Compensation

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

(l)         Fair Value of Financial Instruments

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

(m)          Concentration of Credit Risk

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

(o)           Use of Estimates

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

Note 2 – Restatement

On May 14, 2011, we filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report our determination that our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011, included in our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011 (the “2011 Form 10-Q”), should not be relied upon because we failed to initially record and subsequently fair value our derivative warrant liabilities in connection with the issuances of our 10% Convertible Preferred Stock (the “Preferred Stock”) on March 22, 2011, April 1, 2011, April 13, 2011 and April 21, 2011. We determined that the historical unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 included in our 2011 Form 10-Q require restatement to record the change in fair value of our derivative warrant liability in our balance sheet at September 30, 2011 and statement of operations for the three and nine months ended September 30, 2011..

The terms of our Preferred Stock include a provision which stipulated that if revenue, as reported for the year ended December 31, 2011 was not at least $10 million we shall issue a warrant (the “Make Good Warrant”) to each holder of our Preferred Stock to purchase a number of shares of common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of their Preferred Stock.

We performed a review of our Make Good Warrants and have concluded that our Make Good Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in recording the Make Good Warrants at the time the Preferred Stock was issued, as a liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. On the date of issuance of the Preferred Stock, we concluded that the probability of reaching $10 million in revenue for the year ended December 31, 2011 was 100%, and therefore we did not recognize a fair value (derivative liability – warrants) for the Make Good Warrants. Not until the three months ended September 30, 2011, did we conclude that we would not reach the $10 million threshold, and therefore we recorded a change in fair value of the derivative liability – warrants at September 30, 2011. At September 30, 2011, the fair value of our Make Good Warrants included on our unaudited condensed consolidated balance sheet as derivative liability – warrants, was $2.4 million and for the three and nine months ended September 30, 2011, we recorded a charge to change in fair value of derivative liability – warrants, included in our unaudited condensed consolidated statement of operations in other expenses, of $2.4 million.

This amended Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2011 incorporates corrections made in response to the accounting errors described above by restating our unaudited condensed consolidated financial statements presented herein for the three and nine months ended September 30, 2011.

The following tables show the effects of the restatement on our unaudited condensed consolidated balance sheet as of September 30, 2011, unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2011:

Effect on Consolidated Balance Sheet

September 30, 2011

	As Previously
	Reported	Adjustments (a)	Restated

Total assets	$5,966,078	$-	$5,966,078

Derivative liability - warrants	-	2,396,300	2,396,300
Total current liabilities	1,887,813	2,396,300	4,284,113

Total liabilities	2,375,368	2,396,300	4,771,668

10% Convertible preferred stock, no par value; authorized 880,000 shares; 759,773 issued and outstanding at September 30, 2011, net of discount	6,594,341		6,594,341

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 24,947,261 and 23,305,704 shares issued and outstanding at September 30, 2011	22,256,845		22,256,845
Accumulated deficit	(25,260,476)	(2,396,300)	(27,656,776)
Total stockholders' deficit	(3,003,631)	(2,396,300)	(5,399,931)
Total liabilities and stockholders' deficit	$5,966,078	$-	$5,966,078

Effect on Consolidated Statement of Operations for the Three Months Ended

September 30, 2011

	As Previously
	Reported	Adjustments (a)	Restated

Loss from operations	$(1,430,518)	$-	$(1,430,518)

Change in fair value of derivative liabilities		2,396,300	2,396,300
Total other expenses	271,572	2,396,300	2,667,872

Loss before provision for income taxes	(1,702,090)	(2,396,300)	(4,098,390)
Provision for income taxes	-		-
Net loss	(1,702,090)	(2,396,300)	(4,098,390)
Accretion of preferred dividends and beneficial conversion feature	(207,097)		(207,097)
Net loss attributable to common shareholders	$(1,909,187)	$(2,396,300)	$(4,305,487)

Weighted average common shares - basic and diluted	24,715,584	24,715,584	24,715,584
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.17)

Effect on Consolidated Statement of Operations for the Nine Months Ended

September 30, 2011

	As Previously
	Reported	Adjustments	Restated

Loss from operations	$(5,539,143)	$-	$(5,539,143)

Change in fair value of derivative liabilities		2,396,300 (a)	2,396,300
Total other expenses	1,038,725	2,396,300 (a)	3,435,025

Loss before provision for income taxes	(6,577,868)	(2,396,300)	(8,974,168)
Provision for income taxes	-		-
Net loss	(6,577,868)	(2,396,300)	(8,974,168)
Accretion of preferred dividends and beneficial conversion feature	(414,653)		(414,653)
Net loss attributable to common shareholders	$(6,992,521)	$(2,396,300)	$(9,388,821)

Weighted average common shares - basic and diluted	24,091,129	24,091,129	24,091,129
Basic and diluted net loss per share	$(0.29)	$(0.10)	$(0.39)

Effect on Consolidated Statement of Cash Flows for the Nine Months Ended

September 30, 2011

	As Previously
	Reported	Adjustments		Restated

Net Loss	$(6,577,868)	$(2,396,300	)(a)	$(8,974,168)
Change in fair value of derivative liability - warrants	-	2,396,300	(a)	2,396,300
Net cash used in operating activities	(4,095,828)	-		(4,095,828)

(a) - the change in fair value of the derivative liability - warrants for the three and nine months ended September 30, 2011 per the pronouncements of ASC 815 "Derivatives and Hedging".

Note 3 - Accrued Liabilities

The components of accrued liabilities are:

	September 30, 2011	December 31, 2010
Payable to insurer pursuant to policy terms	$100,000	$100,000
Royalties	71,406	-
Payroll	22,654	23,642
Interest	22,500	54,852
Miscellaneous	59,048	7,669
Total accrued liabilities	$275,608	$186,163

Note 4 - Derivative Liability - Warrants

The 10% convertible preferred stock (see Note 6) issued during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging” (”ASC 815”). The hybrid instrument is comprised of a (i) a preferred stock, as the host contract, (ii) a warrant to purchase shares of our common stock if a certain revenue milestone is not achieved (the “Make Good Warrant”), as an embedded derivative liability and (iii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not known, ASC 815 requires the fair value of the Make Good Warrants be recorded as a derivative liability at issuance and any change in fair value be recognized in current earnings. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying host contract.

The Make Good Warrant derivative does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the derivative are immediately recognized in earnings and classified as a gain or loss on the derivative financial instrument in the accompanying statements of operations. At the date of issuance in March and April 2011, we determined the fair value of the Make Good Warrant derivative to be insignificant and did not record a charge to Common Stock and a credit to the derivative liability. We determined the fair value of the derivative liability at each reporting period and accordingly recognized a loss on change in fair value of the derivative liability of approximately $2.4 million at September 30, 2011.

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liability recorded at fair value in the balance sheet as of September 30, 2011 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liability measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value (As Restated)
Derivative liability - warrants	$-	$-	$2,396,300	$2,396,300

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Derivative Liability – Warrants (As Restated)

Beginning balance as of January 1, 2011	$-
Fair value of conversion feature	-
Change in fair value	2,396,300
Ending balance as of September 30, 2011	$2,396,300

In accordance with Accounting for Derivative Instruments and Hedging, we calculated the fair value of the derivative liability using the Black–Scholes option pricing model and the following assumptions at September 30, 2011:

Warrants
Expected volatility	123%
Expected life (years)	4.3
Risk free interest rate	0.69%
Forfeiture rate	-
Dividend rate	-

Note 5 - Convertible Debt

The components of debt are summarized as follows.

	Due	September 30, 2011	December 31, 2010
10% convertible note	February 2011	$-	$60,000
8.75% convertible debenture	January 2012	172,500	172,500
7% convertible note	May 2012	-	350,000
10% convertible debentures	June 2012	600,000	600,000
Subtotal - principal		772,500	1,182,500
Debt discount		(308,572)	(298,400)
		463,928	884,100
Less: current portion		(463,928)	(580,140)
Total long term debt		$-	$303,960

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

Even though these modifications to our 10% Convertible Debentures resulted in less than a ten percent difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than ten percent. We have therefore, accounted for the modification of these debentures as an extinguishment of the original debt and the establishment of new debt. Under the terms of the modified 10% Convertible Debentures, the total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the debenture, exceeded the proceeds received.  Accordingly, effective with the date of amendment, we recorded a discount on the debentures equal to the principal amount of the debentures.  The recorded discount on these debentures is to be amortized to interest expense on the interest method through their scheduled maturity dates.  In addition to the amortization of the remaining original discount at the effective date of the modifications, of $72,222, during the nine months ended September 30, 2011, we amortized an additional $291,430 of the modified discount. The remaining unamortized discounts of $308,570 at September 30, 2011 will be fully amortized at maturity in June 2012

Note 6 - 10% Convertible Redeemable Preferred Stock

We designated 880,000 shares of preferred stock as 10% Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has a stated value (the “Stated Value”) of $10.00 per share. The Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the holder at a conversion rate, as adjusted (the “Conversion Rate”). The holders of the Preferred Stock are entitled to receive dividends at the rate of ten percent (10%) per annum payable quarterly. Dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock, until all dividends have been paid in full on the Preferred Stock. The dividends on the Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock. The Preferred Stock is not subject to any anti-dilution provisions other than for stock splits and stock dividends or other similar transactions. The holders of the Preferred Stock shall have the right to vote with our stockholders in any matter. The number of votes that may be cast by a holder of our Preferred Stock shall equal the Stated Value of the Preferred Stock purchased divided by the Conversion Rate. The Preferred Stock shall be redeemable for cash by the holder any time after the three (3) year anniversary from the initial purchase. The Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty (60) consecutive trading days and during such sixty (60) day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

Pursuant to the terms of the Preferred Stock, if our net revenues for the twelve months ended December 31, 2011 are less than $10 million as reported in our audited financial statements, (i) holders of our Preferred Stock receive a warrant to purchase a number of shares of our common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of the Preferred Stock at the Conversion Rate (the “Make Good Warrants”) and (ii) the Conversion Rate will be adjusted to $1.00, subject to adjustments for stock splits and stock dividends (the issuance of the Make Good Warrants and the adjustment to the Conversion Rate is referred to as the “Make Good Adjustments”). The Make Good Warrants expire December 31, 2015 and have an initial exercise price of $1.00 per share and provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. This discount will be amortized over three years consistent with the initial redemption terms, to interest expense. During the three and nine months ended September 30, 2011, we charged approximately $69,000 and $138,000, respectively of this discount to interest expense. At issuance, we attributed a beneficial conversion feature of $375,727 to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which has been recorded as a discount and deducted from the face value of the Preferred Stock. This discount will be amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to a deficit in retained earnings. During the three and nine months ended September 30, 2011, we amortized approximately $31,000 and $63,000, respectively to additional paid-in capital. At September 30, 2011, the unamortized Preferred Stock discount balance was $1.0 million.

If we are required to recognize the Make Good Adjustments at and as of December 31, 2011, (i) we will be required to issue 7,522,730 shares of our common stock if the remaining holders of our Preferred Stock elected to convert and (ii) the holders of our Preferred Stock at December 31, 2011, will be issued warrants to purchase approximately 3.8 shares of our common stock at an exercise price of $1.00 per share.

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

Note 7 - Stockholder’s Equity

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

Note 8 - Warrants and Options

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

Note 9 - Subsequent Event

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

Derivative Instruments

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We use the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as a liability or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Change in Fair Value of Derivative Liabilities

Pursuant to the terms of our Preferred Stock, if we do not report a certain level of revenue for the year ended December 31, 2011, we are required to issue warrants to the holders of the Preferred Sstock. At initial issuance of the preferred stock, we recorded the fair value as a derivative liability and at subsequent reporting dates, we recognize the change in fair value. We recognized a change in fair value at September 30, 2011 of $2.4 million. We did not have derivative liabilities during the year ended September 30, 2010.

Income Taxes

We have unused net operating loss carry forwards, which include losses incurred from inception through September 30, 2011. Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, we have not recorded an income tax benefit at September 30, 2011.

Liquidity, Capital Resources and Plan of Operations

At September 30, 2011 we had approximately $5.1 million in current assets and $4.3 million in current liabilities resulting in working capital of $0.8 million. This compares to a working capital deficit of $0.7 million at December 31, 2010.

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

With the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of September 30, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting regarding complex financial instruments. As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis. For example, on May 10, 2012, we became aware that we had failed to recognize a warrant derivative liability with respect to our 10% Convertible Preferred Stock and the subsequent measurement of fair value of the warrant derivative liability, as required by Accounting Standards Codification 815-40. As a result, we determined that our condensed consolidated financial statements as of and for the three months ended September 30, 2011 filed in the Quarterly Report on Form 10-Q and our consolidated financial statements as of and for the year ended December 31, 2011 filed in the Annual Report on Form 10-K (collectively, the “Reports”) should not be relied upon and needed to be restated; and

b)	Due to our small staff, we do not have a proper segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. This control deficiency, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis.

We are committed to improving our financial organization. As part of this commitment, in May 2012, we adopted additional processes and procedures over financial reporting as a result of the failure in recognizing the warrant derivative liability issue that resulted in the amendment to our Reports. If the issuance of any securities is contemplated, we will consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such financial instruments may have prior to issuance. Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

In addition, we will continue to evaluate the need and costs to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.  As our operations are relatively small and we continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. As necessary, we may engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

We believe that engaging additional knowledgeable personnel with specific technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

We believe that when the circumstances allow for the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past, will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that we have a limited internal accounting staff, additional personnel will also allow for the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn-over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

 (b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: May 21, 2012	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: May 21, 2012	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer
30