Form 10-K/A
period 2011-12-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2012-05-21
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on March 6, 2012 to amend and restate our consolidated financial statements and related disclosures for the year ended December 31, 2011 as discussed in Note 2 to the accompanying restated consolidated financial statements.

1. Background of the Restatement

As discussed in the Form 8-K filed on May 14, 2012, the Company’s management recommended and its Board of Directors concluded, that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2011 and the interim unaudited condensed consolidated financial statements included in our September 30, 2011 Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011, needed to be restated as a result of certain corrections and therefore could no longer be relied upon

The effect of the (non-cash) changes in our accounting treatment related to the fair value of our derivative warrant liabilities and beneficial conversion feature embedded in our Preferred Stock, described below, resulted in an increase in our net loss as reported in our statement of operations for the year ended December 31, 2011 of $1,875,463 and a increase in our net loss attributable to common shareholders to $10,987,243.  Our basic and diluted loss attributable to common shareholders per share for the year ended December 31, 2011 increased by $0.09 per share to a loss of $0.45.   The cumulative effect on our balance sheet was to increase in our stockholders’ deficit by $591,036 to $4,959,805 as of December 31, 2011.

As is detailed in Note 2 of the notes to consolidated financial statements in this Annual Report, the restatements are the result of corrections that management determined were necessary as of December 31, 2011 and for the year ended December 31, 2011 for the following items:

10% Convertible Preferred Stock - Make Good Adjustment

The terms of our Preferred Stock include a provision which stipulated that if revenue, as reported, for the year ended December 31, 2011 was not at least $10 million, we shall (i) issue a warrant (the “Make Good Warrant”) to each holder of our Preferred Stock to purchase a number of shares of common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of their Preferred Stock and (ii) reduce the conversion rate of the Preferred Stock to $1.00 from $1.25.

(a)

We determined that we did not properly record and subsequently mark-to-market, our derivative liabilities related to the Make Good Warrants pursuant to ASC Topic 815 – “Derivatives and Hedging”, which requires these Make Good Warrants to be recorded on the balance sheet at fair value and subsequently marked-to-market at each reporting date. The Preferred Stock was issued in March and April 2011 at which time we estimated that we would report at least $10 million in revenue, therefore we determined that the Make Good Warrants had no probability-weighted fair value at issuance. Since we estimated at September 30, 2011 that there was a probability of not reaching the $10 million in revenue for the year ended December 31, 2011, we should have recorded the change in fair value of the Make Good Warrants (as if issued), as an increase in the derivative liability and a charge to current earnings as a “loss in change in fair value of derivative liability – warrants”. At December 31, 2011, since it was conclusive that we would not report revenue for the year ended December 31, 2011 of at least $10 million, we again should have marked the derivative liability to market and recorded a “gain in change in fair value of derivative liability – warrants”. Accordingly, the interim unaudited condensed consolidated financial statements for the three months ended September 30, 2011 and the audited consolidated financial statements for the year ended December 31, 2011, will be restated.

We determined that this adjustment does not impact the previously issued interim unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and June 30, 2011, included in our Form 10-Q filed May 18, 2011, and August 15, 2011, respectively. Accordingly, the interim unaudited condensed consolidated financial statements for these periods will not be restated.

(b)

We determined that we did not properly revalue and adjust the fair value of the beneficial conversion feature embedded in the Preferred Stock at December 31, 2011 when it was conclusive that we would not report revenue for the year ended December 31, 2011 of at least $10 million, By terms of the Preferred Stock we were required to reduce the conversion price of that Preferred Stock to $1.00 from $1.25. The reduced conversion price should have been compared to the fair value of our common stock on the dates we originally issued the Preferred Stock and the resulting intrinsic value per share applied to the number of shares of common stock we would issue if converted. At December 31, 2011, this would have resulted in an increase in the Preferred Stock Discount and additional amortization of that discount. Accordingly, the consolidated financial statements for the year ended December 31, 2011, will be restated.

2. Internal Control Considerations

Management determined that there was a deficiency in its internal control over financial reporting that constitutes a material weakness, as discussed in Part II — Item 9A of the Amended Filing. A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weaknesses identified, see Part II — Item 9 included in this Amended Filing.

3. Amended Items

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

●	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part II — Item 8. Consolidated Financial Statements and Supplementary Data; and

●	Part II — Item 9A. Controls and Procedures.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s consolidated financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

We have outstanding options, warrants, convertible debentures and convertible preferred stock, and we are able to issue “blank check” preferred stock that could be issued, resulting in the dilution of common stock ownership.

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

Interest Expense and Amortization of Debt and Preferred Stock Discounts.  Interest expense primarily consists of the contractual interest rate we pay on our convertible debt instruments. Amortization of debt and preferred stock discount consists of the periodic amortization of the debt discounts associated with our convertible debt, the amortization of the fair value of the bonus warrants issued to the holders of the convertible debt, and the amortization of the 10% convertible preferred stock discount.

Change in Fair Value of Derivative Liabilities. During the year ended December 31, 2011, we entered into a revolving credit agreement which gives the holder the right to convert a portion of the outstanding debt into shares of our common stock. We recognized the fair value of this beneficial conversion feature at the date we executed the agreement and we recognized the change in the fair value at December 31, 2011. Pursuant to the terms of our preferred stock, if we do not report a certain level of revenue for the year ended December 31, 2011, we are required to issue warrants to the holders of the preferred stock. At initial issuance of the preferred stock, we recorded the fair value as a derivative liability and recognized the change in fair value at December 31, 2011.

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

Derivative Instruments. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We use the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as a liability or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Amortization of Debt and Preferred Stock Discounts. During the years ended December 31, 2011 and September 30, 2010, we recognized approximately $1.2 million and $0.6 million, respectively for the amortization of various convertible debt discounts, the amortization of the fair value of warrants issued as additional interest pursuant to our amended convertible debentures, and the amortization of our convertible preferred stock discount. The fair value of warrants issued as additional interest on our convertible debt for the year ended December 31, 2011, was approximately $234,700. There were no warrants issued for additional interest on the convertible debt during the year ended September 30, 2010. At the time of issuance, we recorded discounts on our convertible securities primarily due to the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to stockholders’ deficit in the case of the imbedded conversion feature and to expense in the case of the related warrants and costs of issuances. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period

At December 31, 2011, the unamortized discounts for our convertible securities were approximately $2.7 million, which consisted of an approximately $510,900 discount associated with our various convertible debt and an approximately $2.2 million discount associated with our 10% convertible preferred stock. The unamortized discount associated with the convertible debt will be expensed through September 2012. The unamortized discount associated with the convertible preferred stock is being amortized over three years (the period of time after which the preferred stock may be redeemed), through April 2014.

Change in Fair Value of Derivative Liabilities. During the year ended December 31, 2011, we entered into a revolving credit agreement and pursuant to the agreement we recognized the fair value of the embedded beneficial conversion feature as a derivative liability. We recognized the change in fair value of the derivative liability at December 31, 2011 of $5,392. Pursuant to the terms of our preferred stock, since we did not report a certain level of revenue for the year ended December 31, 2011, we were required to issue warrants to the holders of the preferred stock. At initial issuance of the preferred stock, we recorded the fair value as a derivative liability and recognized the change in fair value at December 31, 2011 of $1.9 million. We did not have any derivative liabilities during the year ended September 30, 2010.

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

Interest Expense and Amortization of Debt and Preferred Stock Discounts . Interest expense based on the contractual interest rates of our convertible debentures and notes was approximately $32,800 and $27,000 for the three months ended December 31, 2011 and 2010, respectively. At the time of issuance, we recorded discounts on these convertible debentures and notes and on the issuance of our 10% convertible preferred stock, primarily due to the imbedded conversion features, related warrants or shares of common stock issued in conjunction with the debt instruments and the costs and expenses incurred in issuing the securities. These discounts are amortized over the term of the underlying security, and totaled approximately $281,700 million and $133,800 for the three months ended December 31, 2011 and 2010, respectively.

Change in Fair Value of Derivative Liabilities. Pursuant to our revolving credit agreement entered into during the year ended December 31, 2011, we recognized the fair value of the beneficial conversion feature contained in the revolving credit agreement as a derivative liability. We recognized the change in fair value of the conversion feature at December 31, 2011 of $5,392. Pursuant to the terms of our preferred stock, since we did not report a certain level of revenue for the year ended December 31, 2011, we were required to issue warrants to the holders of the preferred stock. At initial issuance of the preferred stock, we recorded the fair value as a derivative liability and for the three months ended December 31, 2011 we recognized the change in fair value at December 31, 2011 of $0.5 million. We did not have any derivative liabilities during the three months ended December 31, 2010.

 Income Taxes . We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2011 Due to the uncertainty that sufficient future taxable income can be recognized to realize associated deferred tax assets, we have not recorded an income tax benefit from inception through December 31, 2011.

Liquidity, Capital Resources and Plan of Operations

At December 31, 2011 we had approximately $4.4 million in current assets and $4.3 million in current liabilities, resulting in working capital of $0.2 million. This compares to a working capital deficit of $0.7 million as of December 31, 2010.

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

Financing activities during the year ended December 31, 2011 consisted primarily of the sale of our 10% convertible preferred stock of $6.8 million, net of expenses. During the year ended December 31, 2011, we entered into a revolving credit agreement with a related party (“Lender”). Under the terms of the Agreement, Lender has agreed to lend us up to $2.0 million on a revolving basis (the “Loan”). The Loan bears interest at 12% per annum on the outstanding principal amount. The Lender may elect to have all or a portion of accrued interest paid in our shares of common stock. The common stock will be valued at the lesser of (a) $0.80 per share or (b) $0.10 per share less than the variable weighted average price (“VWAP”) of our common stock for the thirty days ending one trading prior to the date of issuance of such shares. The Loan will mature on September 30, 2012. The Lender may convert up to fifty percent of the trailing ninety (90) day average of outstanding principal amount under the Loan into our common stock. Such common stock shall be valued at the lesser of (a) $0.80 per share or (b) $0.10 per share less than the VWAP for our common stock for any thirty days ending one trading prior to the date of issuance of such shares. In consideration for the Loan, we were obligated to pay all legal and accounting costs associated with the documentation of the Loan and we issued to Lender 250,000 shares of our restricted common stock. We have agreed to use our commercial and reasonable efforts to register the common stock issued to Lender within six months from date of closing provided, however, if such common stock is not registered we may be required to redeem the Lender’s unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share. Lender agreed to waive any notice requirements under the Agreement in connection with our sale of certain securities pursuant to a registration statement on Form S-1, which we initially filed on December 22, 2011 and may amend from time to time thereafter. We gave Lender a security interest in all inventory and accounts receivable pursuant to terms of a security agreement. During the year ended December 31, 2011, we borrowed $466,000 under the Agreement which remains outstanding at December 31, 2011.

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

None.

Item 9A (T). Controls and Procedures

a) Evaluation of disclosure controls and procedures.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting regarding complex financial instruments. As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis . For example, on May 10, 2012, we became aware that we had failed to recognize a warrant derivative liability with respect to our 10% Convertible Preferred Stock and the subsequent measurement of fair value of the warrant derivative liability, as required by Accounting Standards Codification 815-40. As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the Annual Report on Form 10-K and our consolidated financial statements as of and for the three month period ended September 30, 2011 filed in the quarterly report on Form 10-Q (collectively, the “Reports”) should not be relied upon and needed to be restated.; and

b)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. This control deficiency, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2011, because of a material weakness relating to the accounting for equity-linked and other financial instruments. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the change in fair value of derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis.  The material weakness described above resulted in a restatement of our consolidated financial statements for the year ended December 31, 2011 on Form 10-K/A and for the interim period ended September 30, 2011 on Form 10-Q/A as discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K/A.

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011 and September 30, 2010 and for the three months ended December 31, 2010

•	Consolidated Statement of Stockholders’ Deficit as of December 31, 2011
•	Consolidated Statements of Cash Flow for years ended December 31, 2011 and September 30, 2010 and for the three months ended December 31, 2010

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger by and among Analytical Surveys, Inc., Axion Acquisition Corp, and Axion International, Inc. dated as of November 20, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 21, 2007)

2.2	Certificate of Merger of the Merger Sub and Axion, dated March 20, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 26, 2008)

3.1	Articles of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.2	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.3	Amendment to By-laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

3.4	Articles of Amendment, filed July 21, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2008)

3.5	Certificate of Designation of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2011)

3.6	Certification of Correction of Preferred Stock Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 21, 2011)

4.1	Form of Company’s 10% Secured Convertible Debenture due March 11, 2011, with form of Warrant as an exhibit (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on October 1, 2009)

4.2	Lincoln Park Capital Warrant dated February 23, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010)

4.3	Form of Warrant issued to debt holders, investors, consultants and others (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

4.4	Form of Warrant issued to placement agents of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.1	Analytical Surveys, Inc. Year 2003 Stock Option Plan and Form of Agreement (incorporated by reference to the Company’s Proxy Statement dated July 21, 2003)

10.2	Employment Agreement, dated as of January 1, 2008, between James Kerstein and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2008)

10.3	License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2008) (1)

10.4	Employment Agreement, dated September 23, 2010, between Steven Silverman and Axion International Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on January 12, 2011)

10.5	Form of Subscription Agreement for private placement of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2011)

10.6	Amended Employment Letter with Steven Silverman, dated May 10, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 16, 2011)

10.7	Amended Employment Letter with James Kerstein, dated May 10, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 16, 2011)

10.8	Employment Agreement, dated June 7, 2011, between the Company and Donald Fallon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2011)

10.9	Revolving Credit Agreement, dated November 9, 2011, between the Company and Samuel G. Rose (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.10	Security Agreement, dated November 9, 2011, between the Company and Samuel G. Rose (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.11	Revolving Credit Note, dated November 9, 2011, issued by the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.12	2010 Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, filed on September 28, 2010)

22.1	Subsidiaries of the Company*

23.1	Consent of RBSM LLP*

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer *

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

Date:	May 21, 2012	By:	/s/ Steven Silverman
Steven Silverman
President and Chief Executive Officer

Date:	May 21, 2012
		By:	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ Steven Silverman	Chief Executive Officer and Director	May 21, 2012
Steven Silverman	(principal executive officer)

/s/ Donald Fallon	Chief Financial Officer	May 21, 2012
Donald Fallon	(principal financial and accounting officer)

/s/ James Kerstein	Chief Technology Officer, Secretary and Director	May 21, 2012
James Kerstein

/s/ Michael Dodd	Director	May 21, 2012
Michael Dodd

/s/ Anthony Hatch	Director	May 21, 2012
Anthony Hatch

/s/ Allen Hershkowitz	Director	May 21, 2012
Allen Hershkowitz

/s/ Perry Jacobson	Director	May 21, 2012
Perry Jacobson

/s/ Peter Janoff	Director	May 21, 2012
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

As discussed in Note 2, the Company has restated the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.

/s/ RBSM LLP
RBSM LLP

New York, New York

March 6, 2012, except for Note 2, Note7, Note 9, Note 12 and Note 16 as to which the date is May 21, 2012.

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

/s/ Jewett, Schwartz, Wolfe and Associates

Hollywood, Florida
January 11, 2011

AXION INTERNATIONAL HOLDINGS, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,982,772	$785,612
Accounts receivable, net of allowance for doubtful accounts	701,155	22,529
Inventories	1,528,491	140,594
Prepaid expenses and deposits	203,445	149,902
Total current assets	4,415,863	1,098,637

Property and equipment, net	1,047,136	86,654

Other long-term and intangible assets:
License, at acquisition cost	68,284	68,284
Deposits	10,713	10,713
	78,997	78,997
Total assets	$5,541,996	$1,264,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,175,462	$1,045,312
Accrued liabilities	359,715	199,148
Convertible revolving credit agreement, net of discounts	160,794	-
Derivative liability – conversion option	113,271	-
Derivative liability - warrants	1,875,463	-
Current portion of convertible debt, net of discounts	566,785	580,140
Total current liabilities	4,251,490	1,824,600

Convertible debt, net of discount	-	303,960
Fair value of 10% convertible preferred stock warrants	487,555	-
Total liabilities	4,739,045	2,128,560

Commitments and contingencies	-	-

10% Convertible preferred stock, no par value; authorized 880,000
shares; 752,273 issued and outstanding at December 31, 2011, net	5,520,256	-
Redeemable common stock, no par value; 250,000 shares issued
and outstanding at December 31, 2011	242,500	-

Stockholders’ deficit:
Common stock, no par value; authorized, 100,000,000 shares;
25,007,261 and 23,305,704 shares issued and outstanding
at December 31, 2011 and 2010, respectively	23,660,071	17,818,336
Accumulated deficit	(28,619,876)	(18,682,608)
Total stockholders’ deficit	(4,959,805)	(864,272)
Total liabilities and stockholders’ deficit	$5,541,996	$1,264,288

 (See accompanying notes to consolidated financial statements.)

  AXION INTERNATIONAL HOLDINGS, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months	Three Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2011	2010	2010
	(As Restated)

Revenue	$3,885,020	$-	$1,560,633
Costs sales	3,772,084	-	1,504,095
Gross margin	112,936	-	56,538

Operating expenses:
Research and development	533,403	43,066	242,605
Marketing and sales	509,948	71,086	358,402
General and administrative	5,669,352	1,925,595	5,620,137
Depreciation and amortization	114,194	74,194	268,006
Total operating costs and expenses	6,826,897	2,113,941	6,489,150

Loss from operations	(6,713,961)	(2,113,941)	(6,432,612)

Other expenses:
Interest expense	156,645	27,052	107,276
Amortization of debt discounts	1,196,591	133,786	564,365
Change in fair value of derivative liabilities	1,870,071	-	-
Total other expenses	3,223,307	160,838	671,641

Loss before provision for income taxes	(9,937,268)	(2,274,779)	(7,104,253)
Provision for income taxes	-	-	-
Net loss	(9,937,268)	(2,274,779)	(7,104,253)
Accretion of preferred dividends and beneficial conversion feature	(1,049,975)	-	-
Net loss attributable to common shareholders	$(10,987,243)	$(2,274,779)	$(7,104,253)

Weighted average common shares - basic and diluted	24,352,072	23,042,108	20,752,217

Basic and diluted net loss per share	$(0.45)	$(0.10)	$(0.34)

(See accompanying notes to consolidated financial statements.)

 AXION INTERNATIONAL HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total
Balance, October 1, 2009	19,243,669	$10,009,677	$(9,303,576)	$706,101

Private placement of common stock	1,761,340	2,664,260		2,664,260
Shares issued pursuant to debt conversion and accrued interest	1,005,330	647,716		647,716
Shares issued pursuant to exercise of warrants	18,972	-		-
Share-based compensation	824,726	2,285,184		2,285,184
Warrants issued in connection with debt instruments		152,463		152,463
Recognition of beneficial converson feature		209,440		209,440
Net loss			(7,104,253)	(7,104,253)

Balance, September 30, 2010	22,854,037	$15,968,740	$(16,407,829)	$(439,089)

Private placement of common stock	416,667	500,000	-	500,000
Shares issued for services rendered	35,000	36,750	-	36,750
Share-based compensation		1,312,846	-	1,312,846
Net loss			(2,274,779)	(2,274,779)

Balance, December 31, 2010	23,305,704	$17,818,336	$(18,682,608)	$(864,272)

Shares issued pursuant to debt conversion	503,408	462,067	-	462,067
Shares issued pursuant to exercise of warrants	294,115	200	-	200
Shares issued for services rendered and license agreements	484,940	654,308	-	654,308
Shares issued upon conversion of 10% convertible preferred stock	60,000	75,000	-	75,000
Shares issued for interest payments	33,426	36,183	-	36,183
Shares issued for dividend payments	325,668	352,032	-	352,032
Share-based compensation	-	2,626,625	-	2,626,625
Recognition of beneficial conversion features - 10% convertible preferred stock	-	2,085,295	-	2,085,295
Recognition of beneficial conversion features pursuant to debt modification	-	600,000	-	600,000
Accretion of dividend on 10% convertible preferred stock	-	(528,652)	-	(528,652)
Accretion of beneficial conversion feature on 10% convertible preferred stock	-	(521,323)	-	(521,323)
Net loss	-		(9,937,268)	(9,937,268)

Balance, December 31, 2011, as restated	25,007,261	$23,660,071	$(28,619,876)	$(4,959,805)

(See accompanying notes to consolidated financial statements.)

 AXION INTERNATIONAL HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Three Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2011	2010	2010
	(As Restated)
Cash flow from operating activities:
Net loss	$(9,937,268)	$(2,274,779)	$(7,104,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,707	74,195	268,005
Accretion of convertible debt discount	692,685	133,786	564,364
Accretion of preferred stock discount	213,218
Accretion of revolving credit agreement discount	55,957
Fair value of warrants for redeemable preferred stock	487,555
Change in fair value of derivative liabilities	1,870,071
Share-based compensation	3,280,933	1,349,596	2,952,443
Allowance for doubtful accounts	32,731
Changes in operating assets and liabilities:
Accounts receivable	(711,357)	386,763	(95,265)
Inventories	(1,387,897)	(10,141)	(53,920)
Prepaid expenses and deposits	(53,543)	(85,175)	(62,812)
Accounts payable	218,400	(57,570)	555,962
Accrued liabilities	160,567	(91,772)	(54,542)
Net cash used in operating activities	$(4,940,241)	$(575,097)	$(3,030,018)

Cash flows from investing activities:
Purchase of property and equipment	$(1,098,189)	$(477)	$(122,030)

Net cash used in investing activities	$(1,098,189)	$(477)	$(122,030)

Cash flows from financing activities:
Proceeds from issuance of 10% convertible preferred stock, net	$6,769,390	-	-
Proceeds from convertible revolving credit agreement	466,000	-	-
Proceeds from convertible debt	-	-	710,000
Repayments on convertible debt	-	(25,710)	(300,000)
Issuance of common stock, net	200	500,000	2,371,428

Net cash provided by financing activities	$7,235,590	$474,290	$2,781,428

Net increase (decrease) in cash and cash equivalents	1,197,160	(101,284)	(370,620)
Cash and cash equivalents at beginning of period	785,612	886,896	1,257,516
Cash and cash equivalents at end of period	$1,982,772	$785,612	$886,896
	-		-
Supplemental disclosures of cash flow information:
Cash transactions:
Cash paid for interest	$123,315	$3,773	$69,469
Non-cash investing and financing activities:
Shares issued pursuant to conversion of debt	462,067	-	278,236
Accretion of dividends on 10% convertible preferred stock	528,652	-	-

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(p) Redeemable Common Stock

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

(q) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

Note 2 – Restatement

On May 14, 2011, we filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report our determination that our consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 6, 2012 (the “2011 Form 10-K”), should not be relied upon because we failed (i) to initially record and subsequently fair value our derivative warrant liabilities in connection with the issuances of our 10% Convertible Preferred Stock (the “Preferred Stock”) on March 22, 2011, April 1, 2011, April 13, 2011 and April 21, 2011 and (ii) to recalculate the fair value of the beneficial conversion feature embedded in the Preferred Stock upon determination that the conversion price of the Preferred Stock was required to be reset. We determined that the historical consolidated financial statements for the year ended December 31, 2011 included in our 2011 Form 10-K require restatement (i) to record the change in fair value of our derivative warrant liability and (ii) to recalculate the fair value of the beneficial conversion feature and the amortization thereon.

The terms of our Preferred Stock include a provision which stipulated that if revenue, as reported for the year ended December 31, 2011 was not at least $10 million we shall (i) issue a warrant (the “Make Good Warrant”) to each holder of our Preferred Stock to purchase a number of shares of common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of their Preferred Stock and (ii) reduce the conversion rate of the Preferred Stock to $1.00 from $1.25.

We performed a review of our Make Good Warrants and have concluded that our Make Good Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in recording the Make Good Warrants at the time the Preferred Stock was issued, as a liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. On the date of issuance of the Preferred Stock, we concluded that the probability of reaching $10 million in revenue for the year ended December 31, 2011 was 100%, and therefore we did not recognize a fair value (derivative liability – warrants) for the Make Good Warrants. Not until the three months ended September 30, 2011, did we conclude that we would not reach the $10 million threshold, and therefore we recorded a change in fair value of the derivative liability – warrants at September 30, 2011 and December 31, 2011. At December 31, 2011, the fair value of our Make Good Warrants included on our consolidated balance sheet as derivative liability – warrants, was $1.9 million and for the year ended December 31, 2011, we recorded a charge to change in fair value of derivative liability – warrants, included in our consolidated statement of operations in other expenses, of $1.9 million.

In addition, we performed a review of the change in the conversion price embedded in our Preferred Stock necessitated by the same provision of our Preferred Stock which gave rise to the Make Good Warrants. Because we did not reach the threshold of reporting $10 million in revenue for the year ended December 31, 2011, we reduced the initial conversion price of the Preferred Stock from $1.25 to $1.00. This required us to increase the previously recorded discount arising from the initial embedded conversion feature of our Preferred Stock and adjust our amortization thereon. At December 31, 2011, the discount arising from the embedded conversion feature, as adjusted was $1.6 million and during the year ended December 31, 2011, we recorded a charge to additional paid-in capital for the amortization of this discount of $0.5 million.

This amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 incorporates corrections made in response to the accounting errors described above by restating our consolidated financial statements presented herein for the year ended December 31, 2011.

The following tables show the effects of the restatement on our consolidated balance sheet as of December 31, 2011 and consolidated statements of operations and cash flows for the year ended December 31, 2011:

Effect on Consolidated Balance Sheet
December 31, 2011

	As Previously
	Reported	Adjusments		Restated

Total assets	$5,541,996	$-		$5,541,996

Derivative liability - warrants	-	1,875,463	(a)	1,875,463
Total current liabilities	2,376,027	1,875,463	(a)	4,251,490

Total liabilities	2,863,582	1,875,463	(a)	4,739,045

10% Convertible preferred stock, no par value; authorized 880,000
shares; 752,273 issued and outstanding at December 31, 2011, net of discount	6,804,683	(1,284,427	)(b)	5,520,256

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
25,007,261 and 23,305,704 shares issued and outstanding
at December 31, 2011 and 2010, respectively	22,375,644	1,284,427	(b)	23,660,071
Accumulated deficit	(26,744,413)	(1,875,463	)(a)	(28,619,876)
Total stockholders' deficit	(4,368,769)	(591,036)		(4,959,805)
Total liabilities and stockholders' deficit	$5,541,996	$-		$5,541,996

Effect on Consolidated Statement of Operations for the Year Ended
December 31, 2011

	As Previously
	Reported	Adjusments		Restated

Loss from operations	$(6,713,961)	$-		$(6,713,961)

Change in fair value of derivative liabilities	(5,392)	1,875,463	(a)	1,870,071
Total other expenses	1,347,844	1,875,463	(a)	3,223,307

Loss before provision for income taxes	(8,061,805)	(1,875,463)		(9,937,268)
Provision for income taxes	-			-
Net loss	(8,061,805)	(1,875,463)		(9,937,268)
Accretion of preferred dividends and beneficial conversion feature	(624,833)	(425,142	)(b)	(1,049,975)
Net loss attributable to common shareholders	$(8,686,638)	$(2,300,605)		$(10,987,243)

Weighted average common shares - basic and diluted	24,352,072	-		24,352,072
Basic and diluted net loss per share	$(0.36)	$(0.09)		$(0.45)

Effect on Consolidated Statement of Cash Flows for the Year Ended
December 31, 2011

	As Previously
	Reported	Adjusments		Restated

Net Loss	$(8,061,805)	$(1,875,463	)(a)	$(9,937,268)
Change in fair value of derivative liability - warrants	-	1,875,463	(a)	1,875,463
Net cash used in operating activities	(4,940,241)	-		(4,940,241)

 (a) - the change in fair value of the derivative liability - warrants for the year ended December 31, 2011 per the pronoucements of ASC 815  "Derivatives and Hedging"

 (b) increase in discount to 10% convertible preferred stock due to revsied fair value of the embedded conversion feature  at December 31, 2011 and the amortization of this discount charged to Common Stock.

Note 3 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  We have working capital of approximately $164,000, a stockholders’ deficit of approximately $5.0 million and have accumulated losses to date of approximately $28.6 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations.   We are seeking additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 4 - Inventories

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

Note 5- Accrued Liabilities

The components of accrued liabilities are:

	December 31, 2011	December 31, 2010
Royalties	$239,129	$-
Payable to insurer pursuant to policy terms	-	100,000
Payroll	54,325	23,642
Sales tax payable	29,112	-
Insurance premiums payable	20,320	12,985
Interest	-	54,852
Miscellaneous	16,829	7,669
Total accrued liabilities	$359,715	$199,148

Note 6 - Convertible Revolving Credit Agreement

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

We gave Lender a security interest in our inventory and accounts receivable pursuant to terms of a security agreement.

During the year ended December 31, 2011, we borrowed $466,000 under the Agreement, which is still outstanding at December 31, 2011.

The components of convertible revolving credit agreement are summarized as follows:

	Due	December 31, 2011	December 31, 2010
12% convertible debt	September 30, 2012	$466,000	$-
Debt discount		(305,206)	-
Total		$160,794	$-

Note 7 - Derivative Liability

Derivative Liability - Conversion Option

The convertible revolving credit agreement (see Note 6) entered into during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging”. The hybrid instrument is comprised of a (i) a debt instrument, as the host contract and (ii) an option to convert the debt outstanding under the revolving credit agreement into shares of our common stock, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the shares of our common stock. The embedded derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value.

We determined the fair value of the embedded derivative and recorded it as a discount to the debt and a derivative liability on the date of issue. The discount is amortized to other expenses over the term of the revolving credit agreement and will be fully amortized at the maturity of the agreement on September 30, 2012. Upon conversion of the debt to equity, any remaining unamortized discount is charged to financing expense.

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

Derivative Liability - Warrants

The 10% convertible preferred stock (see Note 9) issued during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging” (”ASC 815”). The hybrid instrument is comprised of a (i) a preferred stock, as the host contract, (ii) a warrant to purchase shares of our common stock if a certain revenue milestone is not achieved (the “Make Good Warrant”), as an embedded derivative liability and (iii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not known, ASC 815 requires the fair value of the Make Good Warrants be recorded as a derivative liability at issuance and any change in fair value be recognized in current earnings. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying host contract.

The Make Good Warrant derivative does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the derivative are immediately recognized in earnings and classified as a gain or loss on the derivative financial instrument in the accompanying statements of operations. At the date of issuance in March and April 2011, we determined the fair value of the Make Good Warrant derivative to be insignificant and did not record a charge to Common Stock and a credit to the derivative liability. We determined the fair value of the derivative liability at each reporting period and accordingly recognized a loss on change in fair value of the derivative liability of approximately $2.4 million at September 30, 2011 and a gain in change of fair value of the derivative liability of approximately $0.5 million at December 31, 2011.

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of December 31, 2011 are categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value (as restated)
Derivative liability – conversion option	$-	$-	$113,271	$113,271
Derivative liability - warrants	-	-	1,875,463	1,875,463
Total	$-	$-	$1,988,734	$1,988,734

The following table is a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value:

	Derivative Liability – Conversion Option	Derivative Liability – Warrants (as restated)

Beginning balance as of January 1, 2011	$-	$-
Fair value of conversion feature	118,663	-
(Gain) loss in fair value	(5,392)	1,875,463
Ending balance as of December 31, 2011	$113,271	$1,875,463

In accordance with Accounting for Derivative Instruments and Hedging, we calculated the fair value of the derivative liabilities using the Black–Scholes option pricing model and the following assumptions at December 31, 2011:

	Conversion Option	Warrants
Expected volatility	71%	110%
Expected life (months)	9
Expected life (years)		4
Risk free interest rate	0.11%	0.60%
Forfeiture rate	-	-
Dividend rate	-	-

Note 8 - Convertible Debt

The components of debt are summarized as follows.

	Due	December 31, 2011	December 31, 2010
8.75% convertible debenture	January 2012	$172,500	$172,500
10% convertible debenture	June 2012	600,000	600,000
7% convertible note	May 2012	-	350,000
10% convertible note	February 2012	-	60,000
Subtotal - principal		772,500	1,182,500
Debt discount		(205,715)	(298,400)
		566,785	884,100
Less: current portion		(566,785)	(580,140)
Total long term debt		$-	$303,960

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

Note 9 – 10% Convertible Redeemable Preferred Stock

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

Pursuant to the terms of the Preferred Stock, since our net revenues for the twelve months ended December 31, 2011 were less than $10 million as reported in our audited financial statements, (i) holders of our Preferred Stock receive a warrant to purchase a number of shares of our common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of the Preferred Stock at the Conversion Rate (the “Make Good Warrants”) and (ii) the Conversion Rate was adjusted to $1.00, subject to adjustments for stock splits and stock dividends (the issuance of the Make Good Warrants and the adjustment to the Conversion Rate is referred to as the “Make Good Adjustment”). The Make Good Warrants expire December 31, 2015 and have an initial exercise price of $1.00 per share and provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. This discount will be amortized over three years consistent with the initial redemption terms, to interest expense. During the year ended December 31, 2011, we charged approximately $213,000 of this discount to interest expense. At issuance, we attributed a beneficial conversion feature of $375,727 to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which has been recorded as a discount and deducted from the face value of the Preferred Stock. This discount will be amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to a deficit in retained earnings. Pursuant to the Make Good Adjustment of the Conversion rate to $1.00, the beneficial conversion feature was recalculated as if the $1.00 Conversion Rate was in affect at issuance, and the related amortization of this discount was adjusted for the year ended December 31, 2011. During the year ended December 31, 2011, we amortized approximately $521,000 to additional paid-in capital. At December 31, 2011, the unamortized Preferred Stock discount balance was $2.2 million.

During the year ended December 31, 2011, we issued 60,000 shares of our common stock upon conversion of 7,500 shares of our Preferred Stock.

With the Make Good Adjustment to the Conversion Rate, we will be required to issue 7,522,730 shares of our common stock if the remaining holders of our Preferred Stock elected to convert and the holders of our Preferred Stock at December 31, 2011, will be issued warrants to purchase 3,761,365 shares of our common stock at an exercise price of $1.00 per share.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity on December 31, 2011.

For the year ended December 31, 2011 we paid dividends on the Preferred Stock in the amount of $528,652, with 325,668 shares of common stock issued in lieu of cash to pay $352,032 of those dividends with an additional $176,620 accrued at December 31, 2011.

The components of redeemable preferred stock are summarized as follows:

	December 31,	December 31,
	2011 (as restated)	2010
Redeemable preferred stock – face value	$7,522,730	$-
Accrued dividends	176,620	-
Unamortized discount	(2,179,094)	-
Redeemable preferred stock, net of discount	$5,520,256	$-

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

Note 10 - Stockholders’ Equity

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

Note 11 - Share-based Compensation

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

Note 12 - Income Taxes

Due to our substantial operating losses and the valuation allowance applied against our deferred tax assets, we have not recorded any income tax expense or benefit. Income tax benefit attributable to loss before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 40% to loss before income taxes as a result of the following:

	December 31,	December 31,
	2011	2010
	(As Restated)

Current:
Federal	$-	$-
State	-	-
	-	-
Increase in valuation allowance	(260,000)	(1,400,000)
Benefit of operating loss carry forward	260,000	1,400,000
Provision for income taxes, net	$-	-

	December 31,	December 31,
	2011	2010
Statutory federal income tax rate	40.0%	40.0%
Increase in valuation allowance	(40.0%)	(40.0%)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. At December 31, 2011, we had available net operating loss carry forwards of approximately $10.4 million that expire through 2031. Our ability to utilize our net operating loss carryforwards is uncertain and thus a valuation allowance has been provided against our net deferred tax asset. Due to the changes in ownership over the prior periods from debt conversions, equity financings and the merger transaction, we may have triggered a Section 382 limitation on the utilization of such net operating loss carryforwards. In addition, we have not remained current with our federal and state tax returns. The net deferred tax assets and liabilities are comprised of the following:

	December 31,	December 31,
	2011	2010
	(As Restated)
Deferred tax assets:
Current	$-	$-
Non-current	4,160,000	3,900,000
	4,160,000	3,900,000
Less valuation allowance	(4,160,000)	(3,900,000)
Net deferred income tax asset	$-	$-

Note 13 – Business Concentration

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

Note 14 - Commitments and Contingencies

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

Note 15 - Related Party Transactions

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

Note 16 - Transition Period Comparative Data (Unaudited)

The information furnished in these interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which in our opinion, are necessary for a fair presentation of such financial statements.

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2011 (As Restated)	December 31, 2010
Revenue	$1,697,641	$-
Cost of goods sold	1,669,569	-
Gross profit	28,072	-

Operating expenses:
Research and development costs	236,995	43,066
Marketing and sales	342,872	71,086
General and administrative expenses	578,859	1,925,595
Depreciation and amortization	44,164	74,194
Total operating costs and expenses	1,202,890	2,113,941

Loss from operations	(1,174,818)	(2,113,941)

Total other expense :
Interest expense, net	32,827	27,052
Amortization of debt and preferred stock discounts	281,684	133,786
Change in fair value of derivative liabilities	(526,229)	-
Total other expense (income)	(211,718)	160,838

Loss before income taxes	(963,100)	(2,274,779)

Provision for income taxes	-	-

Net loss	(963,100)	(2,274,779)
Accretion of preferred dividends and beneficial conversion feature	(635,322)	-
Net loss attributable to common shareholders	$(1,598,422)	$(2,274,779)

Weighted average common shares - basic and diluted	25,126,391	23,042,108

Basic and diluted net loss per share	$(0.06)	$(0.10)

Consolidated Statements of Cash Flows

	For the Three Months Ended December 31,	For the Three Months Ended December 31,
	2011	2010
	(As Restated)

Cash flow from operating activities:
Net loss	$(963,100)	$(2,274,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	45,088	74,195
Accretion of interest expense on convertible debentures	102,857	133,786
Accretion of preferred stock discount	75,161	-
Accretion of revolving credit agreement discount	55,957	-
Change in fair value of derivative liabilities	(526,229)	-
Issuance of common stock and warrants for financial obligations	253,979	1,349,596
Allowance for doubtful accounts	32,731	-
Changes in operating assets and liabilities:
Accounts receivable	(196,140)	386,763
Inventories	65,080	(10,141)
Prepaid expenses and other	61,256	(85,175)
Accounts payable & accrued liabilities	111,293	(149,342)
Net cash used in operating activities	(882,067)	(575,097)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(265,007)	(477)
Net cash used in investing activities	(265,007)	(477)

Cash flows from financing activities:
Proceeds from revolving credit agreement	466,000	-
Issuance of common stock, net of expenses	-	500,000
Repayment of notes and convertible debentures	-	(25,710)
Net cash provided by financing activities	466,000	474,290

Net (decrease) increase in cash	(681,074)	(101,284)
Cash and cash equivalents at beginning of period	2,663,846	886,896
Cash and cash equivalents at end of period	$1,982,772	$785,612

Supplemental disclosures of cash flow information:
Cash paid for interest	$55,394	$3,773
Accretion of dividends on 10% convertible preferred stock	176,620	-
Common stock issued for consulting services	-	36,750

Note 17 - Subsequent Event

8.75% Convertible Debenture

Upon maturity on January 31, 2012, we repaid the 8.75% convertible debenture in the principal amount of $172,500, plus accrued interest through the date of maturity.

10% Convertible Preferred Stock “Make Good” Adjustment

Subsequent to December 31, 2011, pursuant to the terms of our 10% preferred stock (“Preferred Stock”), we issued warrants to holders of our Preferred Stock to purchase 3,761,365 shares of common stock. The warrants will expire December 31, 2015, have an initial exercise price of $1.00 per share and provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

