Form 10-Q
period 2012-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2012-05-21
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of May 16, 2012 was 25,988,550.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,107,837	$1,982,772
Accounts receivable	863,273	701,155
Inventories	1,168,372	1,528,491
Prepaid expenses	350,386	203,445
Total current assets	3,489,868	4,415,863

Property and equipment, net	1,539,466	1,047,136

Other long-term and intangible assets	74,997	78,997

Total assets	$5,104,331	$5,541,996

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,013,182	$1,175,462
Accrued liabilities	399,624	359,715
Revolving credit facility, net of discounts	262,529	160,794
Derivative liability – conversion options	127,071	113,271
Derivative liability - warrants	-	1,875,463
Current portion of convertible debt, net of discount	497,142	566,785
Total current liabilities	3,299,548	4,251,490

Fair value of 10% convertible preferred stock warrants	244,997	487,555

Total liabilities	3,544,545	4,739,045

Commitments and contingencies	-	-

10% Convertible preferred stock, no par value; authorized 880,000 shares; 746,023 and 752,273 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5,695,009	5,520,256
Redeemable common stock, no par value; 250,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	242,500	242,500

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 25,442,299 and 25,007,261 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	25,803,478	23,660,071
Accumulated deficit	(30,181,201)	(28,619,876)
Total stockholders' deficit	(4,377,723)	(4,959,805)
Total liabilities and stockholders' deficit	$5,104,331	$5,541,996

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(Unaudited)

	2012	2011

Revenue	$2,296,573	$190,887
Costs of sales	2,285,450	275,389
Gross margin (loss)	11,123	(84,502)

Operating expenses:
Product development and quality management	235,479	73,395
Marketing and sales	138,772	59,061
General and administrative	835,391	1,478,713
Total operating costs and expenses	1,209,642	1,611,169

Loss from operations	(1,198,519)	(1,695,671)

Other expense:
Interest expense	37,974	30,080
Amortization of debt and preferred stock discounts	311,032	204,140
Change in fair value of derivative liability	13,800	-
Total other expense	362,806	234,220

Loss before provision for income taxes	(1,561,325)	(1,929,891)

Provision for income taxes	-	-
Net loss	(1,561,325)	(1,929,891)
Accretion of preferred stock dividends and beneficial conversion feature	(345,526)	(3,859)
Net loss attributable to common shareholders	$(1,906,851)	$(1,933,750)

Weighted average common shares - basic and diluted	25,630,321	23,461,790

Basic and diluted net loss per share	$(0.07)	$(0.08)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2012 THROUGH MARCH 31, 2012

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2012	25,007,261	$23,660,071	$(28,619,876)	$(4,959,805)

Shares issued for services rendered	125,000	90,000		90,000
Shares issued upon conversion of 10% convertible preferred stock	62,500	62,500		62,500
Shares issued for dividend payments	247,538	176,620		176,620
Share-based compensation		284,350		284,350
Accretion of dividend on 10% convertible preferred stock		(171,751)		(171,751)
Accretion of beneficial conversion feature of 10% convertible preferred stock		(173,775)		(173,775)
Issue warrants as a result of reset of 10% convertible preferred stock		1,875,463		1,875,463
Net loss			(1,561,325)	(1,561,325)

Balance, March 31, 2012	25,442,299	$25,803,478	$(30,181,201)	$(4,377,723)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Unaudited)

	2012	2011

Cash flow from operating activities:
Net loss	$(1,561,325)	$(1,929,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	34,244	40,084
Accretion of convertible debt discount	102,857	204,140
Accretion of preferred stock discount	68,347	-
Accretion of revolving credit agreement discount	101,735	-
Change in fair value of 10% convertible preferred stock warrants	(242,558)	-
Change in fair value of derivative liability	13,800	-
Share-based compensation	374,350	1,026,248
Changes in operating assets and liability:
Accounts receivable	(162,118)	(190,053)
Inventories	360,119	(271,672)
Prepaid expenses and deposits	(142,941)	18,186
Accounts payable	837,720	(73,602)
Accrued liabilities	39,909	(20,681)
Net cash used in operating activities	(175,861)	(1,197,241)

Cash flows from investing activities:
Purchase of property and equipment	(526,574)	(91,475)
Net cash used in investing activities	(526,574)	(91,475)

Cash flows from financing activities:
Proceeds from issuance of 10% convertible preferred stock, net	-	1,395,079
Issuance of common stock, net of expenses	-	200
Repayments of convertible debt	(172,500)	-
Repayment of short term notes	-	(9,391)
Net cash (used in) provided by financing activities	(172,500)	1,385,888

Net (decrease) increase in cash	(874,935)	97,172
Cash and cash equivalents at beginning of period	1,982,772	785,612
Cash and cash equivalents at end of period	$1,107,837	$882,784

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,974	$29,947
Conversion of 10% convertible preferred Stock	62,500	-
Conversion of note	-	60,000
Accretion of dividends on 10% convertible preferred stock	171,751	3,859
Fair value of warrants issued on reset of 10% convertible preferred stock	1,875,463	-

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

(a)         Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (“Holdings” or the “Company”) was formed in 1981.   In November 2007, Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (‘Axion”).  On March 20, 2008 (the “Effective Date”), Holdings consummated the merger (the “Merger”) of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.  The accompanying consolidated financial statements represent those of Axion for all periods prior to the consummation of the Merger.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC.

On May 14, 2011, we filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report our determination that our consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 6, 2012 (the “2011 Form 10-K”), should not be relied upon because we failed (i) to initially record and subsequently fair value our derivative warrant liabilities in connection with the issuances of our 10% Convertible Preferred Stock (the “Preferred Stock”) on March 22, 2011, April 1, 2011, April 13, 2011 and April 21, 2011 and (ii) to recalculate the fair value of the beneficial conversion feature embedded in the Preferred Stock upon determination that the conversion price of the Preferred Stock was required to be reset. We determined that the historical consolidated financial statements for the year ended December 31, 2011 included in our 2011 Form 10-K require restatement (i) to record the change in fair value of our derivative warrant liability and (ii) to recalculate the fair value of the beneficial conversion feature and the amortization thereon in our Consolidated Statement of Stockholder Deficit.

On May 21, 2012, we filed our Form 10-K/A restating our financial statements and other disclosures where necessary, to properly account for these issues.

(b)         Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(c)         Property and Equipment

Property and equipment are recorded at cost and are depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

As required by ASC 350-40, Internal-Use Software, the Company capitalizes costs related to internally developed software. Only costs incurred during the development stages, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized.

Our property and equipment is comprised of the following:

	March 31, 2012	December 31, 2011
Property, equipment, and leasehold improvements, at cost:
Equipment	$13,754	$13,754
Machinery and equipment	2,079,078	1,618,701
Purchased software	123,551	56,404
Furniture and fixtures	13,090	14,040
	2,229,473	1,702,899
Less accumulated depreciation	(690,007)	(655,763)
Net property and leasehold improvements	$1,539,466	$1,047,136

Depreciation expense included as a charge to costs of sales and general and administrative expenses was $33,918 and $326, respectively for the three months ended March 31, 2012. Depreciation expense for the three months ended March 31, 2011 was $40,084.

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of March 31, 2012 and December 31, 2011, we provided an allowance of $32,731 for doubtful accounts.

 (e)          Revenue and Cost Recognition

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

We do not believe warranty obligations are significant.

(f)          Income Taxes

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

(h)         Derivative Instruments

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We use the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

(i)          Share-Based Compensation

We record share-based compensation for transactions in which we exchange our equity instruments for services of employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable. Options issued to consultants are marked to market at each reporting date.

(j)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three months ended March 31, 2012 and 2011, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of March 31, 2012, we have approximately 24.5 million potential common shares issuable under our convertible instruments, warrant and stock option agreements.

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

(l)          Concentration of Credit Risk

We maintain our cash with two major U.S. domestic banks. The amount held in these banks exceeds the insured limit of $250,000 from time to time and was approximately $0.6 million at March 31, 2012.  We have not incurred losses related to these deposits.  Our accounts receivable balance as of March 31, 2012 of approximately $0.9 million consists of amounts due from a limited number of customers.

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

(o)         Redeemable Common Stock

We account for redeemable common stock in accordance with ASC 480-10-S99-3A “Classification and Measurement of Redeemable Securities,” which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. Accordingly, 250,000 shares of common stock issued as a commitment fee, pursuant to the revolving credit agreement are classified outside of permanent equity at redemption value. When circumstances indicate it is probable the holder may redeem these shares of commont stock, we recognize changes in the redemption value in the period they occur and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

(p)       Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends ASC 820, “Fair Value Measurement”. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 became effective for the Company January 1, 2012.  The adoption of ASU 2011-04 did not have an impact on the Company’s consolidated financial statements.

(q)       Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At March 31, 2012, we have working capital of approximately $190,000, a stockholders’ deficit of approximately $4.4 million and have accumulated losses to date of approximately $30.2 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations.  We are seeking additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 2 – Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products. No material adjustment has been made to the cost of finished products inventories as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011

Finished products	$847,710	$1,032,798
Production materials	320,662	495,693
Total inventories	$1,168,372	$1,528,491

Since we engage third-party contract manufacturers to produce our finished products, and in certain situations we provide them the raw materials, our inventories at March 31, 2012 and December 31, 2011 are located at the third-party contract manufacturing locations. We carry adequate insurance for loss on this inventory.

Note 3 - Accrued Liabilities

The components of accrued liabilities are:

	March 31, 2012	December 31, 2011
Royalties	$231,477	$239,129
Payroll	29,611	54,325
Sales tax payable	34,391	29,112
Insurance premiums payable	-	20,320
Interest	27,315	-
Miscellaneous	76,830	16,829
Total accrued liabilities	$399,624	$359,715

Note 4 - Convertible Revolving Credit Agreement

During the year ended December 31, 2011, we entered into a convertible revolving credit agreement (the Agreement”) with a private investor (Lender”). Under the terms of the Agreement, Lender has agreed to lend us up to $2,000,000 on a revolving basis (the Loan”). The Loan bears interest at 12% per annum on the outstanding principal amount. The Lender may elect to have all or a portion of accrued interest paid in shares of our common stock. The common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the variable weighted average price (VWAP”) for our common stock for the thirty days ending one trading prior to the date of issuance of such shares. The Loan will mature on September 30, 2012.

The Lender may convert up to fifty percent of the trailing ninety day average of outstanding principal amount under the Loan into shares of our common stock. Such common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the VWAP for our common stock for any thirty days ending one trading prior to the date of issuance of such shares.

In consideration for the Loan, we issued to Lender 250,000 shares of our restricted common stock. We have agreed to register the common stock issued to Lender within six months from date of closing provided, however, if such common stock is not registered Lender may redeem all of Lender’s unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share. Lender agreed to waive any notice requirements under the Agreement in connection with our sale of certain securities pursuant to a registration statement on Form S-1, which we initially filed on December 22, 2011 and may amend from time to time thereafter. We accounted for this redeemable common stock outside of permanent equity at redemption value and if it is probable that the holder will redeem the restricted common stock pursuant to this provision, we recognize changes in the redemption value in the period it occurs and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

The fair value at issuance of the shares given as consideration and the fair value of the beneficial conversion feature were recorded as a discount to the revolving credit agreement outstanding loan, and are amortized over the term of the revolving credit agreement. During the three months ended March 31, 2012, we amortized $101,735 of the revolving credit agreement discount to other expenses in our statement of operations. The unamortized balance will be fully amortized through the maturity date - September 30, 2012.

We gave Lender a security interest in our inventory and accounts receivable pursuant to terms of a security agreement.

During the year ended December 31, 2011, we borrowed $466,000 under the Agreement, which remained outstanding at March 31, 2012.

The components of convertible revolving credit agreement are summarized as follows:

	Due	March 31, 2012	December 31, 2011
12% convertible debt	September 30, 2012	$466,000	$466,000
Debt discount		(203,471)	(305,206)
Total		$262,529	$160,794

Subsequent to March 31, 2012, we repaid all outstanding principal and accrued interest under the convertible revolving credit agreement and the agreement was cancelled.

Note 5 - Derivative Liabilities

Conversion Option

The convertible revolving credit agreement (see Note 4) entered into during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging”. The hybrid instrument is comprised of a (i) a debt instrument, as the host contract and (ii) an option to convert the debt outstanding under the revolving credit agreement into shares of our common stock, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the shares of our common stock. The embedded derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value.

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

The embedded derivative does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. We recognized a loss of $13,800 for the three months ended March 31, 2012.

Warrants

The 10% convertible preferred stock (see Note 7) issued during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging” (”ASC 815”). The hybrid instrument is comprised of a (i) a preferred stock, as the host contract, (ii) a warrant to purchase shares of our common stock to be issued if a certain revenue milestone is not achieved (the “Make Good Warrant”), as an embedded derivative liability and (iii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not known, ASC 815 requires the fair value of the Make Good Warrants be recorded as a derivative liability at issuance and any change in fair value be recognized in current earnings. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying host contract.

The Make Good Warrant derivative does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the derivative are immediately recognized in earnings and classified as a gain or loss on the derivative financial instrument in the accompanying statements of operations. At the date of issuance in March and April 2011, we determined the fair value of the Make Good Warrant derivative to be insignificant and did not record a charge to Common Stock and a credit to the derivative liability. Later in 2011, since it became probable that the revenue milestone would not be met, we recorded the derivative liability at fair value of $1.9 million. Since we did not achieve the revenue milestone for the year ended December 31, 2011, we were required to issue the Make Good Warrants, and accordingly once issued, the derivative liability associated with the Make Good Warrants was satisfied and the fair value reduced to zero. Therefore, January 1, 2012 we credited Common Stock for the issuance of these warrants for the fair value of the derivative liability of approximately $1.9 million.

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liability recorded at fair value in the balance sheet as of March 31, 2012 and December 31, 2011 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of March 31, 2012
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Derivative liability – conversion option	$-	$-	$127,071	$127,071
Derivative liability – warrants	-	-	-	-
Placement agent warrants	-	-	244,997	244,997
Total	$-	$-	$372,068	$372,068

	As of December 31, 2011
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Derivative liability – conversion option	$-	$-	$113,271	$113,271
Derivative liability – warrants	-	-	1,875,463	1,875,463
Placement agent warrants	-	-	487,555	487,555
Total	$-	$-	$2,476,289	$2,476,289

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

	Conversion Option	Warrants	Placement Agent Warrants

Beginning balance as of January 1, 2012	$113,271	$1,875,463	$487,555
Loss (gain) in fair value	13,800	-	(242,558)
Credited to common stock upon issuance of Warrants	-	(1,875,463)	-
Ending balance as of March 31, 2012	$127,071	$-	$244,997

In accordance with “Accounting for Derivative Instruments and Hedging”, we calculated the fair value of the revolving credit agreement conversion feature using the Black-Scholes option pricing model and the assumptions used in the model were as follows:

March 31, 2012
Expected volatility	99%
Expected life (months)	6
Risk free interest rate	0.15%
Forfeiture rate	-
Dividend rate	-

Note 6 - Convertible Debt

The components of debt are summarized as follows.

	Due	March 31, 2012	December 31, 2011
10% convertible debentures	June 2012	$600,000	$600,000
8.75% convertible debenture	January 2012	-	172,500
Subtotal - principal		600,000	772,500
Debt discount		(102,858)	(205,715)
		497,142	566,785
Less: current portion		(497,142)	(566,785)
Total long term debt		$-	$-

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

Effective January 14, 2011, the holders of our 10% Convertible Debentures, originally due in February and March 2011, agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. We agreed to amend the interest rate to 15% if paid in cash and to 18% (from 12%) if paid with shares of our common stock at the rate of one share of common stock for each $0.60 (from $0.90) of interest. We also agreed to reduce the conversion price, as defined, to $0.60, from $0.90 and to amend the volume weighted average trading price at which we could force conversion to $2.50 from $2.00. In addition, for each calendar month after February or March 2011 that these debentures remain outstanding, we will issue a warrant exercisable for three years for a number of shares of our common stock equal to the 5% of the outstanding principal divided by $0.90. These warrants will be exercisable at $0.90 per share. During the three months ended March 31, 2012, we issued such warrants with fair values of $38,093 as determined by the Black-Scholes option pricing model, which has been charged to interest expense.

Even though these modifications to our 10% Convertible Debentures resulted in less than a ten percent difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than ten percent. We have therefore, accounted for the modification of these debentures as an extinguishment of the original debt and the establishment of new debt. Under the terms of the modified 10% Convertible Debentures, the total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the debenture, exceeded the proceeds received.  Accordingly, effective with the date of amendment, we recorded a discount on the debentures equal to the principal amount of the debentures.  The recorded discount on these debentures is to be amortized to interest expense on the interest method through their scheduled maturity dates.  During the three months ended March 31, 2012, we amortized $102,857 of the modified discount to interest expense. The remaining unamortized discounts at March 31, 2012 will be fully amortized at maturity in June 2012.

8.75% Convertible Debenture

At maturity on January 31, 2012, we repaid the full principal plus accrued interest on our 8.75% convertible debenture.

Note 7 - 10% Convertible Redeemable Preferred Stock

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

Pursuant to the terms of the Preferred Stock, since our net revenues for the twelve months ended December 31, 2011 were less than $10 million as reported in our audited financial statements, (i) the holders of our Preferred Stock received a warrant to purchase a number of shares of our common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of the Preferred Stock at the Conversion Rate (the “Make Good Warrants”) and (ii) the Conversion Rate was adjusted to $1.00, subject to adjustments for stock splits and stock dividends (the issuance of the Make Good Warrants and the adjustment to the Conversion Rate is referred to as the “Make Good Adjustment”). The Make Good Warrants expire December 31, 2015 and have an initial exercise price of $1.00 per share and provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. This discount will be amortized over three years consistent with the initial redemption terms. During the three months ended March 31, 2012, we amortized approximately $68,000 of this discount. At issuance of the Preferred Stock, we attributed a beneficial conversion feature to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good Adjustment of the Conversion Rate to $1.00, at December 31, 2011 the beneficial conversion feature was recalculated as if the $1.00 Conversion Rate was in affect at issuance, and the amortization of the related discount was adjusted for the year ended December 31, 2011, resulting in an unamortized discount at December 31, 2011 of $1.6 million. This discount is amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to a deficit in retained earnings and during the three months ended March 31, 2012, we amortized approximately $174,000 to additional paid-in capital. At March 31, 2012, the unamortized Preferred Stock discount balance was $1.9 million.

During the three months ended March 31, 2012, we issued 62,500 shares of our common stock upon conversion of 6,250 shares of our Preferred Stock.

At March 31, 2012, we may be required to issue approximately 7.4 million shares of our common stock if the remaining holders of our Preferred Stock elect to convert. In addition, the holders of our Preferred Stock were issued warrants to purchase approximately 3.8 million shares of our common stock at an exercise price of $1.00 per share pursuant to the Make Good Adjustment. The fair value of the warrants issued represented the fair value of the derivative liability at December 31, 2011 when the warrants were effectively issued.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity at March 31, 2012.

For the three months ended March 31, 2012 we accrued dividends on the Preferred Stock in the amount of $171,751. This accrued dividend was paid with approximately 286,300 shares of common stock issued in lieu of cash subsequent to March 31, 2012.

The components of our 10% convertible redeemable preferred stock are summarized as follows:

	March 31,	December 31,
	2012	2011
Redeemable preferred stock - face value	$7,460,230	$7,522,730
Accrued dividends	171,751	176,620
Unamortized discount	(1,936,972)	(2,179,094)
Redeemable preferred stock, net of discount	$5,695,009	$5,520,256

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value the warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We recognized a change in fair value of the warrant liability at March 31, 2012 of approximately $243,000, resulting in a warrant liability at March 31, 2012 of approximately $245,000.

Note 8 - Stockholder’s Equity

We are authorized to issue up to 100,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 25,692,299 (including 250,000 shares of redeemable common stock) and 25,257,261 shares of common stock issued and outstanding at March 31, 2012 and December 31, 2011, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had outstanding 746,023 and 752,273 shares of 10% convertible preferred stock at March 31, 2012 and December 31, 2011, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

As of March 31, 2012, we had outstanding options, warrants and other convertible securities that, when exercised or converted, could result in the issuance of up to approximately 24.5 million shares of common stock.

Common Stock Issuances for the Three Months Ended March 31, 2012

During January 2012, we issued 125,000 shares of common stock with a fair value on the date of issuance of $90,000, to a consultant pursuant to the terms of an agreement to provide services.

We paid the December 31, 2011 accrued dividend on our 10% convertible preferred stock with 247,538 shares of our common stock, with a fair value on the effective date of the dividend of $176,620.

During March 2012, we issued 62,500 shares of common stock upon conversion of 6,250 shares of our 10% convertible preferred stock, with a value of $62,500.

Warrants - Common Stock

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders. Such warrants are marked to market at each reporting period.

The following table sets forth our warrant activity during the periods presented.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		Weighted-		Weighted-
	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Exercise
	Issuable	Price	Issuable	Price
Beginning of period	5,452,141	$1.18	5,329,783	$1.16
Granted during the period	3,861,370	0.99	101,926	1.00
Exercised during the period	-	-	(460,000)	0.60
End of period	9,313,511	1.10	4,971,709	1.21

Exercisable at end of period	9,097,511	$1.11	4,683,709	$1.23

We estimated the fair value of each warrant at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the warrants granted during the three months ended March 31, 2012 - (i) no dividend yield, (ii) expected volatility of between 83% and 100%, (iii) risk-free interest rates of between 0.3% and 0.6%, and (iv) expected lives of between three years and four years.

Of the warrants to purchase shares of our common stock granted during the three months ended March 31, 2012, we issued warrants to purchase 3,761,365 shares of our common stock at a weighted average exercise price of $1.00 to the holders of our 10% convertible preferred stock pursuant to the Make Good Adjustment. Additionally we issued warrants to purchase 100,005 shares of our common stock at a weighted average exercise price of $0.60 to the holders of our 10% convertible debentures pursuant to their amended terms. These warrants had a fair value of $38,094 at the date of grant which was charged to interest expense during the period. The fair values at date of grant for the warrants were based on the Black-Scholes pricing model.

Warrants - 10% Convertible Preferred Stock

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value the warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We recognized a change in fair value of the warrant liability at March 31, 2012 of approximately $243,000, resulting in a warrant liability at March 31, 2012 of approximately $245,000.

Note 9 - Share-based Compensation

We have two nonqualified stock option plans approved by shareholders with an aggregate of approximately 1.1 million shares remaining available for grant as of March 31, 2012.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the awards during the three months ended March 31, 2012 - (i) no dividend yield, (ii) expected volatility of 125%, (iii) risk-free interest rates of between 0.8% and 0.9%, and (iv) expected lives of five years.

During the three months ended March 31, 2012, we awarded options to purchase 250,000 shares of our common stock at an exercise price of $0.72 per share, to an employee as a component of the optionee’s initial hiring compensation. The right to exercise certain of these options is based on the optionee’s achievement of specific objectives. As of March 31, 2012, the likelihood of, and the date on which the optionee might achieve the objectives were not apparent, therefore the fair value was not estimated. The remaining options had fair values at their date of grant which totaled $90,892 based on the Black-Scholes option pricing model. In addition, when it becomes more than likely that the optionee will achieve their stipulated objectives, the fair value will then be determined and the balance amortized to operating expenses. Additionally, during the three months ended March 31, 2012, we issued options to purchase 50,000 shares of our common stock at an exercise price of $0.74, to an advisory board member in recognition of services rendered and as an incentive for services to be rendered. These options had a fair value of $31,182 at the date of grant based on the Black-Scholes option pricing model. During the three months ended March 31, 2012, an employee met their stipulated objective of previously awarded options, which had a fair value on the date the objective was met of $32,403, which was charged to operating expenses during the period.

In addition to the charge to operating expenses during the three months ended March 31, 2012 for the fair value of options awarded and earned during the period, the fair value of certain options awarded in prior periods was amortized over their vesting periods during the three months ended March 31, 2012. During the three months ended March 31, 2012, $127,973 was recognized in operating expenses on the vesting of previously issued options. The total share-based compensation expense was approximately $227,000 for the three months ended March 31, 2012. The remaining unamortized fair value of $102,429 will be recognized over future vesting periods.

The following table summarizes our stock option activity for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		Weighted-		Weighted-
	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Exercise
	Issuable	Price	Issuable	Price
Beginning of period	5,886,261	$1.11	3,488,761	$1.02
Granted during the period	300,000	0.72	315,000	1.49
Exercised during the period	-	-	-	-
Cancelled during the period	-	-	-	-
End of period	6,186,261	$1.10	3,803,761	$1.06

Exercisable at end of period	3,299,703	$1.04	1,401,685	$1.04

The following table summarizes options outstanding at March 31, 2012:

	Number of Shares Issuable	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
Total shares issuable upon exercise	6,186,261	$1.10	3.7	$485,230
Options exercisable	3,299,703	1.04	3.2	142,307
Options not vested	2,886,558	1.17	4.1	342,923

Note 10 - Income Taxes

Due to our substantial operating losses and the valuation allowance applied against our deferred tax assets, we have not recorded any income tax expense or benefit. Income tax benefit attributable to loss before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 40% to loss before income taxes as a result of the following:

	March 31,	December 31,
	2012	2011

Current:
Federal	$-	$-
State	-	-
	-	-
Increase in valuation allowance	(1,880,000)	(260,000)
Benefit of operating loss carry forward	1,880,000	260,000
Provision for income taxes, net	$-	$-

	March 31,	December 31,
	2012	2011
Statutory federal income tax rate	40.0%	40.0%
Increase in valuation allowance	(40.0)%	(40.0)%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. At March 31, 2012, we had available net operating loss carry forwards of approximately $15.1 million that expire through 2032. Our ability to utilize our net operating loss carry forwards is uncertain and thus a valuation allowance has been provided against our net deferred tax asset. Due to the changes in ownership over the prior periods from debt conversions, equity financings and the merger transaction, we may have triggered a Section 382 limitation on the utilization of such net operating loss carry forwards. In addition, we have not remained current with our federal and state tax returns. The net deferred tax assets and liabilities are comprised of the following:

	March 31,	December 31,
	2012	2011
Deferred tax assets:
Current	$-	$-
Non-current	6,040,000	4,160,000
	6,040,000	4,160,000
Less valuation allowance	(6,040,000)	(4,160,000)
Net deferred income tax asset	$-	$-

Note 11 - Business Concentration

During the three months ended March 31, 2012, we sold our products to 9 customers, with sales of our ECOTRAX rail ties to one customer representing approximately 76% of our total revenue. For the three months ended March 31, 2011, we sold our products to six customers, with sales to one customer representing approximately 54% of our total revenue.

Although our purchases of raw materials and contract manufacturing services and products, included approximately twenty vendors, total dollar volume was concentrated in our two contract manufacturers during the three months ended March 31, 2012.

Note 12 - Commitments and Contingencies

Operating leases

We lease approximately 2,000 square feet of office space in New Providence, New Jersey pursuant to a three-year lease agreement for office space which provides for initial monthly lease payments of approximately $3,400 with customary annual increases.  These premises serve as our corporate headquarters. The initial term of the lease expires on October 31, 2012 and the lease provides one renewal option for an additional three-year term.  Facility rent expense for this facility totaled approximately $11,300 and $10,700 for the three months ended March 31, 2012 and 2011, respectively.

Future minimum rental payments for the remainder of the initial lease term totals approximately $26,300.

Rutgers License

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, and export products made using patent applications owned by Rutgers University (Rutgers”).  We are using these patented technologies in the production of our composite rail ties and structural building products. The term of the License Agreement runs until the expiration of the last-to-expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.

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

Litigation

In April 2006, we commenced an action against Tonga Partners, L.P. (Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted us summary judgment against Tonga for disgorgement of short-swing profits in the amount of $4,965,898.  The defendants are appealing from the order granting the summary judgment.

From time to time, we are subject to various other routine litigation incidental to our business. We do not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Note 13 - Related Party Transactions

Michael Dodd

Mr. Dodd, who has been a member of our board of directors since September 2010, is currently serving as the Chief Executive Officer of 3D Global Solutions Inc. (or 3D).  3D provides professional program management services to governments, corporations and global organizations. During the year ended December 31, 2011, 3D purchased approximately $102,200 of our composite rail ties on terms similar to our other customers and which remains uncollected at March 31, 2012.

Samuel G. Rose – Convertible Revolving Credit Agreement

Samuel G. Rose beneficially owns in excess of 5% of our outstanding stock. During the year ended December 31, 2011, we entered into a convertible revolving credit agreement (the Agreement”) with Mr. Rose. Under the terms of the Agreement, Mr. Rose has agreed to lend us up to $2,000,000 on a revolving basis (the Loan”). The Loan bears interest at 12% per annum on the outstanding principal amount. Mr. Rose may elect to have all or a portion of accrued interest paid in shares of our common stock. The common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the variable weighted average price (VWAP”) for our common stock for the thirty days ending one trading prior to the date of issuance of such shares. The Loan will mature on September 30, 2012.

Mr. Rose may convert up to fifty percent of the trailing ninety day average of outstanding principal amount under the Loan into shares of our common stock. Such common stock shall be valued at the lessor of (a) $0.80 per share or (b) $0.10 per share less than the VWAP for our common stock for any thirty days ending one trading prior to the date of issuance of such shares.

In consideration for the Loan, we paid all legal and accounting costs associated with the documentation of the Loan and issued to Mr. Rose 250,000 shares of our restricted common stock. We have agreed to register the common stock issued to Mr. Rose within six months from date of closing provided, however, if such common stock is not registered we will redeem all of Mr. Rose’s unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share. Mr. Rose agreed to waive any notice requirements under the Agreement in connection with our proposed sale of certain securities pursuant to a registration statement on Form S-1, which we initially filed on December 22, 2011 and may amend from time to time thereafter.

We gave Mr. Rose a security interest in our inventory and accounts receivable pursuant to terms of a security agreement.

During the year ended December 31, 2011, we borrowed $466,000 under the Agreement, which is still outstanding at March 31, 2012. Subsequent to March 31, 2012, we repaid the outstanding principal and accrued interest and the Agreement was cancelled.

Note 14 - Subsequent Event

Convertible Revolving Credit Agreement

Subsequent to March 31, 2012, we repaid the outstanding principal and accrued interest outstanding on our convertible revolving credit agreement which was then cancelled.

Demand Promissory Notes

Subsequent to March 31, 21012 we entered into a Memorandum of Understanding (the “MOU”) with Melvin Lenkin (“Lenkin”), Samuel Rose (“Rose”) and Allen Kronstadt (“Kronstadt” and collectively with Lenkin and Rose, the “Investors”). Pursuant to the MOU, we agreed to issue to the Investors or their assigns demand promissory notes (collectively, the “Demand Notes”) in the aggregate principal amount of $5,000,000.  Interest accrues on the unpaid principal balance of the Demand Notes at a rate of 8.00% per annum. The principal balance of the Demand Notes, together with accrued and unpaid interest, is due and payable at any time after June 30, 2012 on demand. The issuance of such Demand Notes was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the terms of the MOU, we agree to use commercially reasonable efforts to negotiate and execute definitive agreements pursuant to which the Investors shall severally purchase an aggregate of $10,000,000 of convertible debt from us, $5,000,000 of which will be paid for by converting the outstanding principal balance of the Demand Notes, and $5,000,000 of which will be paid for in cash on December 1, 2012.

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

Overview

Our predecessor company was formed in 1981 under the name Analytic Surveys, Inc. On March 20, 2008, Analytic Surveys, Inc. consummated an Agreement and Plan of Merger (or the Merger) with Axion International, Inc. In the Merger, the stockholders of Axion International, Inc. succeeded to approximately 90.7% of Analytic Survey, Inc.’s issued and outstanding common stock and Analytics Survey changed its name to Axion International Holdings, Inc. The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.

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

Sources of Revenues

We derive our revenues through the sale of our EcoTrax rail ties and StruXure building products. Our strategic focus has been to advance rapidly the sale of our EcoTrax rail ties and to create a broad-based market for our StruXure building products. We have been undertaking strategic initiatives, including the ongoing development and deployment of engineering guidance materials, such as supporting documentation, research and other publications of the structural properties and performance of our products, with the goal to educate the engineers, developers and others who might use our products in projects for their clients, as well as our potential customers.

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

Cost of Sales and Operating Expenses

Costs of Sales. Our costs of sales are primarily comprised of the cost of raw materials and the costs and expenses associated with our contract manufacturing arrangements.  The price of the raw materials depends principally on the stage and source of the supply. We purchase the raw materials in various stages, from bulk plastic containers, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point.

Our strategy to reduce our raw material costs include, broadening our raw materials sources and purchasing other low-cost, unprocessed materials, such as other scrap materials containing our specific raw materials from unique sources and recycled materials from municipal and other recycling collection sources. Previously, due to the limited amount of time and personnel we could devote to raw materials sourcing, we acquired our raw materials primarily from intermediaries, and purchased production-stage material, which resulted in the acquisition of raw materials at less-than favorable prices. Currently, we primarily acquire raw materials in bulk form, resulting in more favorable prices. As the cost of our raw materials is the single largest determinant of our costs of sales, we continue to seek out (i) agreements with sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards as well as (ii) expanding our research and development effort of different raw materials which may provide a cost and/or performance advantage over existing materials.

We are continuing to take steps to reduce our production costs and expenses, while increasing capacity. During the second half of the year ended December 31, 2011, we significantly increased production capacity, both through a focused joint effort with our existing contract manufacturer, as well as adding a second contract manufacturer. Our existing contract manufacturing agreements allow for the production of our products utilizing our manifolds, molds and controllers. Under one arrangement, we source, purchase and supply the contract manufacturer with the raw materials and pay a per pound manufacturing cost to our contract manufacturer to produce the finished products. Under the other arrangement, the contract manufacturer is responsible to sourcing and purchasing the raw materials and producing the finished product, which we purchase from them at a predetermined cost. Pursuant to that agreement, the predetermined cost is based on a reference price of each raw material, and we are obligated to reimburse the contract manufacturer for any costs it incurs in excess of the reference price and we share in any savings resulting from raw material purchases below the reference price. In addition to eliminating our cost and expense of sourcing the raw materials, we have improved our cash flow by eliminating the need to expend funds early in the manufacturing-to-sales cycle to purchase the raw materials, and instead purchase the finished product closer to the sale to our customer.

Additionally, during the three months ended March 31, 2012, we continued our efforts in driving unnecessary costs and expenses out of our manufacturing processes through the coordinated efforts of both our contract manufacturers and us. Each step of the manufacturing process, from raw material handling and storage through the quality control review and inventory handling steps, we’ve jointly examined best practices and other methods to improve and streamline the processes to eliminate unnecessary costs and expenses. We’ve made some improvements and continue to search out ways to continue to reduce the costs of manufacturing our products.

Even with the fluctuations in the prices in the raw materials market, the steps we have taken during the three months ended March 31, 2012-from the sourcing of our raw materials to the relationships with our contract manufacturers-should continue to benefit us in reducing and controlling our costs of sales.

Product Development and Quality Management. Product development and quality management expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include costs associated with the design and the required testing procedures associated with our two product lines. In addition to our investment in both our product development efforts and insuring the products we produce meet the high quality specifications we’ve set, we continue to work with the scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products.

Marketing and Sales. Expenses related to marketing and sales consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, advertising, trade shows and related travel. We have increased our marketing and sales effort and anticipate incurring significant marketing and sales expenses in the future. The strategy we employ in reaching out to our target markets-whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by sub-licensing our technology to others-will have a significant effect on our marketing and sales expenses. We expect that in the future, marketing and sales expenses will increase in absolute dollars.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, shareholder services, depreciation of general office equipment and other corporate expenses. We anticipate that we will continue to use share-based compensation when compensating consultants and others, in certain situations. In addition, we anticipate as we continue to grow our business, our general and administrative expenses will increase. As a result, we expect that in subsequent periods, general and administrative expenses will increase in absolute dollars as revenue increases.

Interest Expense and Amortization of Debt and Preferred Stock Discounts. Interest expense primarily consists of the contractual interest rate we pay on our convertible debt instruments. Amortization of debt and preferred stock discounts consists of the periodic amortization of the debt discounts associated with our convertible debt, the amortization of the fair value of the bonus warrants issued to the holders of the convertible debt, and the amortization of the 10% convertible preferred stock discount.

Gain or Loss from Change in Fair Value of Derivative Liability. During the year ended December 31, 2011, we entered into a revolving credit agreement which gave the holder the right to convert a portion of the outstanding debt into shares of our common stock. We recognized the fair value of this beneficial conversion feature at the date we executed the agreement and at the end of each reporting period, recognizing the change in earnings during the current period. Pursuant to the terms of our preferred stock, we were required to issue warrants to the holders of the preferred stock. At initial issuance of the preferred stock, we recorded the fair value as a derivative liability and recognized the change in fair value in current earnings. During the three months ended March 31, 2012, we issued the warrants and reclassified the fair value of the warrants as represented by the derivative liability upon issuance of the warrants, to Common Stock.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 1 of the unaudited Notes to Condensed Consolidated Financial Statements contained herein.

Results of Operations – Three Months Ended March 31, 2012 and 2011

The following discussion should be read in conjunction with the information set forth in the unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q

Revenue. For the three months ended March 31, 2012 and 2011, we recognized revenue of $2.3 million and $0.2 million, respectively which included revenue from the sales of our EcoTrax, our composite rail ties of $2.2 million and $0.2 million, respectively during those periods. The remainder of our revenue during the three months ended March 31, 2012, was from our sales of our StruXure composite structural building products. Approximately 76% of our sales during the three months ended March 31, 2012 were to one customer pursuant to a three-year supply agreement of our EcoTrax rail ties. This contract contains challenging pricing terms, but it has provided us with the base to develop and expand our manufacturing capacity and processes during the past twelve months. Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our StruXures composite structural building products.

Costs of Sales. Cost of sales amounted to $2.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively, resulting in gross margins of approximately $11,000 and costs of sales were in excess of our sales by $85,000, respectively. The gross margin for the three months ended March 31, 2012, is a result of our early stage of our manufacturing and commercial activities and included, among other factors, inefficient manufacturing processes and methods and higher than anticipated costs and expenses of the raw materials used in production. We continue to work to improve our manufacturing processes and procedures to remove unnecessary and inefficient costs and expenses. During the three months ended March 31, 2012, we continued to experience the challenge of sourcing raw materials at prices which would benefit our gross margins. We met with some success during the three months ended March 31, 2012, in finding new sources of raw materials, either containing a higher percentage of our individual raw material components on a per pound basis or at a significant price advantage. We anticipate that a combination of enhanced manufacturing methods, processes and procedures in addition to reduced costs of raw materials will have a positive impact on our gross margins in subsequent periods.

During the three months ended March 31, 2011, our cost of sales included approximately $38,000 in freight charges which we were not able to recapture as we launched our sales-oriented growth strategy.

Because we are in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the price of raw materials, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Product Development and Quality Management. Costs and expenses associated with our product development and quality management efforts were $235,000 and $73,000 for the three months ended March 31, 2012 and 2011, respectively. This increase reflects the expansion of our quality management efforts within our third-party manufacturing processes, enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

Marketing and Sales.  Marketing and sales expenses increased to $139,000 for the three months ended March 31, 2012 compared to $59,000 for the corresponding period in 2011. The increase reflects an increased effort in establishing our EcoTrax and StruXures brands through effective and efficient branding strategies and the marketing efforts in support thereof.

General and Administrative.  General and administrative costs totaled approximately $0.8 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, we recorded approximately $336,000 and $952,000, respectively in charges related to the fair value of the shares of our common stock and options and warrants providing the right to purchase shares of our common stock at a predetermined price in the future, issued prior to and during the period. During the three months ended March 31, 2012, we issued shares of common stock in lieu of cash payments, with a fair value on the date of issuance of $90,000, in connection with services rendered by a consultant. In addition, during the period we issued options and warrants as compensation to an employee, as well as to a consultant resulting in a charge to general and administrative expenses for the three months ended March 31, 2012 of $99,000, representing the amortization of the fair value of the options awarded. We recognized the change in fair value of our 10% convertible preferred stock warrants liability at March 31, 2012 of approximately $243,000 during the three months ended March 31, 2012.

Interest Expense. Interest expense recognized during the three months ended March 31, 2012 and 2011, was approximately $38,000 and $30,000, respectively, and represented the contractual interest rates payable on our debt obligations.

Amortization of Debt and Preferred Stock Discounts. During the three months ended March 31, 2012 and 2011, we recognized approximately $311,000 and $204,000, respectively for the amortization of convertible debt discounts, the amortization of the fair value of warrants issued as additional interest pursuant to our amended convertible debentures, and the amortization of our convertible preferred stock discount. The fair value of warrants issued as additional interest on our convertible debt for the three months ended March 31, 2012, was approximately $38,000. There were no warrants issued for additional interest on the convertible debt during the corresponding period in 2011. At the time of issuance, we recorded discounts on our convertible securities primarily due to the imbedded conversion features, the fair value of any related shares of common stock or warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to stockholders’ deficit in the case of the imbedded beneficial conversion feature and warrants issued pursuant to the convertible preferred stock and to expense in the case of the shares of common stock or warrants and costs of issuances. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period.

At March 31, 2012, the unamortized discounts of our convertible securities were approximately $2.2 million, which consisted of an approximately $306,000 discount associated with our convertible debt and approximately $1.9 million of discount associated with our 10% convertible preferred stock. The unamortized discount associated with the convertible debt will be fully amortized on June 30, 2012. The unamortized discount associated with the convertible preferred stock is being amortized over three years (the period of time after which the preferred stock may be redeemed), through April 2014.

Gain or Loss from Change in Fair Value of Derivative Liability. During the year ended December 31, 2011, we entered into a revolving credit agreement and pursuant to the agreement we recognized the fair value of the embedded beneficial conversion feature as a derivative liability. To recognize the change in fair value of the derivative liability at March 31, 2012 we recorded a loss of $13,800. Pursuant to the terms of our preferred stock, we were required to issue warrants to the holders when we did not achieve $10 million in revenue for the year ended December 31, 2011. At the date of issuance of the preferred stock in March and April 2011, we determined the fair value of the warrant derivative liability to be insignificant and did not record a charge to Common Stock and a credit to the derivative liability. Later in 2011, since it became probable that the revenue milestone would not be met, we recorded the fair value of these warrants of $2.4 million as a derivative liability. The fair value of these warrants at December 31, 2011 was $1.9 million. During the three months ended March 31, 2012, we issued the warrants and reclassified the fair value of the warrants of $1.9 million, as represented by the derivative liability immediately upon issuance of the warrants, to Common Stock. During the three months ended March 31, 2011, we did not have a derivative liability and therefore we did not recognize any change in fair value.

Income Taxes. We have unused net operating loss carry forwards, which included losses incurred from inception through March 31, 2012. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through March 31, 2012 has been recorded.

Liquidity, Capital Resources and Plan of Operations

At March 31, 2012 we had approximately $3.5 million in current assets and $3.3 million in current liabilities resulting in working capital of $190,000. This compares to working capital of approximately $164,000 million at December 31, 2011.

We used approximately $176,000 in our operating activities during the three months ended March 31, 2012. During the three months ended March 31, 2012, we recorded approximately $453,000 in non-cash transactions, consisting of depreciation and amortization, accretion of debt discounts, changes in fair value of liabilities and share-based compensation expense. The changes in our current assets and liabilities consisted primarily of an increase in our accounts payable of $838,000 from December 31, 2011 to March 31, 2012.

To increase production capacity, we purchased property and equipment of approximately $527,000 during the three months ended March 31, 2012. We anticipate purchasing additional property and equipment as we continue to expand our manufacturing capacity. We spend between approximately $0.7 million and $1.0 million to have a typical production line made, delivered and installed.

At maturity on January 31, 2012, we repaid the principal of $172,500 and accrued interest on our 8.75% convertible debenture. At March 31, 2012, we had $600,000 of our 10% convertible debentures outstanding which are due on June 30, 2012. In addition, at March 31, 2012 we had $466,000 of our convertible revolving credit agreement outstanding which was repaid in full, subsequent to March 31, 2012.

Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

Subsequent to March 31, 21012 we entered into a Memorandum of Understanding (the “MOU”) with investors (the “Investors”). Pursuant to the MOU, we issued to the Investors demand promissory notes in the aggregate principal amount of $5,000,000.  Interest accrues on the unpaid principal balance of the demand promissory notes at a rate of 8.00% per annum. The principal balance of the demand promissory notes, together with accrued and unpaid interest, is due and payable at any time after June 30, 2012 on demand. Pursuant to the terms of the MOU, we agreed to use commercially reasonable efforts to negotiate and execute definitive agreements pursuant to which the Investors shall severally purchase an aggregate of $10,000,000 of convertible debt from us, $5,000,000 of which will be paid for by converting the outstanding principal balance of the demand promissory notes, and $5,000,000 of which will be paid for in cash on December 1, 2012.

Our ability to redeem our convertible preferred stock or common stock when, and if, redeemed by the holders, pay principal and interest on the demand promissory notes issued subsequent to March 31, 2012, pay principal and interest on our remaining outstanding debt and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

Our current operating plans are to enhance and expand our manufacturing capacity to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our 10% convertible preferred stock and are currently exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of March 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(i)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting regarding complex financial instruments. As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis. For example, on May 10, 2012, we became aware that we had failed to recognize a warrant derivative liability with respect to our 10% Convertible Preferred Stock and the subsequent measurement of fair value of the warrant derivative liability, as required by Accounting Standards Codification 815-40. As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the Annual Report on Form 10-K and our consolidated financial statements as of and for the three month period ended September 30, 2011 filed in the quarterly report on Form 10-Q (collectively, the “Reports”) should not be relied upon and needed to be restated.; and

(ii)

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During January 2012, we issued 125,000 shares of common stock with a fair value on the date of issuance of $90,000, to a consultant pursuant to the terms of an agreement to provide services.

In January 2012, we issued 247,538 shares of common stock as payment of, in lieu of cash, the dividends on our 10% convertible preferred stock accrued at December 31, 2011, with a fair value at date of issue of $176,620.

During March 2012, we issued 62,500 shares of common stock upon conversion of 6,250 shares of our 10% convertible preferred stock, with a value of $62,500.

During the three months ended March 31, 2012, we issued warrants to purchase 100,005 shares of our common stock at a weighted average exercise price of $0.60 per share, to debenture holders pursuant to the amended terms of our 10% convertible debentures due in June 2012. The warrants had a fair value of approximately $38,000 at the date of grant based on the Black-Scholes pricing model, which was recognized in operating expense during the period.

Pursuant to the terms of our 10% convertible preferred stock, during March 2012 we issued warrants to purchase 3,761,365 shares of our common stock at a weighted average exercise price of $1.00 per share. The fair value of the warrants was $1.9 million, representing the fair value of the derivative liability of the warrants immediately before issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

(Not Applicable)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: May 21, 2012	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: May 21, 2012	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

