Form 10-Q
period 2012-06-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2012-08-20
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of August 17, 2012 was 26,781,378.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$2,353,513	$1,982,772
Accounts receivable, net of allowance	848,713	701,155
Inventories	2,357,768	1,528,491
Prepaid expenses and deposits	235,026	203,445
Total current assets	5,795,020	4,415,863

Property and equipment, net	1,822,061	1,047,136

Other long-term and intangible assets	68,284	78,997

Total assets	$7,685,365	$5,541,996

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,171,366	$1,175,462
Accrued liabilities	488,688	359,715
Demand promissory notes	5,000,001	-
Convertible revolving credit agreement, net of discounts	-	160,794
Derivative liability – conversion options	-	113,271
Derivative liability – warrants	-	1,875,463
Derivative liability – bonus warrants	-	70,343
Convertible debt	-	772,500
Total current liabilities	7,660,055	4,527,548

Fair value of 10% convertible preferred stock warrants	140,458	487,555

Total liabilities	7,800,513	5,015,103

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 726,023 and 752,273 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5,800,935	5,520,256
Redeemable common stock, no par value; no shares and 250,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	242,500

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 26,188,550 and 25,007,261 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	26,869,774	24,410,071
Accumulated deficit	(32,785,857)	(29,645,934)
Total stockholders' deficit	(5,916,083)	(5,235,863)
Total liabilities and stockholders' deficit	$7,685,365	$5,541,996

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30

(Unaudited)

	2012	2011
		(Restated)

Revenue	$1,796,222	$1,297,734
Costs of sales	1,756,119	1,204,872
Gross margin	40,103	92,862

Operating expenses:
Product development and quality management	328,363	93,242
Marketing and sales	248,290	4,614
General and administrative	1,024,331	2,407,960
Total operating costs and expenses	1,600,984	2,505,816

Loss from operations	(1,560,881)	(2,412,954)

Other expenses:
Interest expense	95,575	67,024
Amortization of debt discount	203,471	249,002
Change in fair value of derivative liabilities	(129,574)	(48,187)
Total other expenses	169,472	267,839

Loss before provision for income taxes	(1,730,353)	(2,680,793)
Provision for income taxes	-	-
Net loss	(1,730,353)	(2,680,793)
Accretion of preferred stock dividends and beneficial conversion feature	(477,678)	(203,697)
Net loss attributable to common shareholders	$(2,208,031)	$(2,884,490)

Weighted average common shares - basic and diluted	26,070,061	24,082,234

Basic and diluted net loss per share	$(0.08)	$(0.12)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30

(Unaudited)

	2012	2011
		(Restated)

Revenue	$4,092,795	$1,488,621
Costs of sales	4,041,569	1,480,261
Gross margin	51,226	8,360

Operating expenses:
Product development and quality management	563,842	166,637
Marketing and sales	387,062	63,675
General and administrative	1,859,722	3,886,673
Total operating costs and expenses	2,810,626	4,116,985

Loss from operations	(2,759,400)	(4,108,625)

Other expenses:
Interest expense	133,549	97,104
Amortization of debt discount	373,553	367,428
Loss on debt extinguishment	-	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185
Change in fair value of derivative liabilities	(126,579)	(359,561)
Total other expenses	380,523	2,252,156

Loss before provision for income taxes	(3,139,923)	(6,360,781)
Provision for income taxes	-	-
Net loss	(3,139,923)	(6,360,781)
Accretion of preferred stock dividends and beneficial conversion feature	(823,204)	(207,556)
Net loss attributable to common shareholders	$(3,963,127)	$(6,568,337)

Weighted average common shares - basic and diluted	25,850,191	23,773,725

Basic and diluted net loss per share	$(0.15)	$(0.28)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2012 THROUGH JUNE 30, 2012

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2012 (Restated)	25,007,261	$24,410,071	$(29,645,934)	$(5,235,863)

Shares issued upon conversion of 10% convertible preferred stock	262,500	262,500	-	262,500
Shares issued for dividend payments	533,789	348,371	-	348,371
Share-based compensation	135,000	497,039	-	497,039
Bonus warrants granted	-	57,034	-	57,034
Reclassification of previously redeemable common shares	250,000	242,500	-	242,500
Dividend on 10% convertible preferred stock	-	(348,524)	-	(348,524)
Amortization of beneficial conversion feature of 10% convertible preferred stock	-	(474,680)	-	(474,680)
Warrants issued as a result of reset of 10% convertible preferred stock	-	1,875,463	-	1,875,463
Net loss	-	-	(3,139,923)	(3,139,923)

Balance, June 30, 2012	26,188,550	$26,869,774	$(32,785,857)	$(5,916,083)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Unaudited)

	2012	2011
		(Restated)

Cash flow from operating activities:
Net loss	$(3,139,923)	$(6,360,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,191	69,704
Amortization of convertible debt discount	-	298,400
Amortization of preferred stock discount	68,346	69,028
Amortization of revolving credit agreement discount	305,206	-
Change in fair value of 10% convertible preferred stock warrants	(347,097)	487,555
Change in fair value of derivative liability - conversion option	(113,271)	-
Loss on debt extinguishment	-	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185
Change in fair value of derivative liability - bonus warrants	(13,309)	(359,561)
Share-based compensation	497,039	2,318,507
Increase in allowance for doubtful accounts	100,415	-
Changes in operating assets and liability:
Accounts receivable	(247,973)	(1,104,457)
Inventories	(829,277)	(313,182)
Prepaid expenses and deposits	(20,868)	(633,498)
Accounts payable	995,904	(37,872)
Accrued liabilities	128,973	(16,755)
Net cash used in operating activities	(2,542,644)	(3,435,727)

Cash flows from investing activities:
Purchase of property and equipment	(848,116)	(97,250)
Net cash used in investing activities	(848,116)	(97,250)

Cash flows from financing activities:
Proceeds from issuance of demand promissory notes	5,000,001	-
Proceeds from issuance of 10% convertible preferred stock, net	-	6,769,389
Issuance of common stock, net of expenses	-	200
Proceeds from short term notes	-	100,758
Repayments of convertible debt	(772,500)	-
Repayment of revolving credit agreement	(466,000)	-
Repayment of short term notes	-	(32,970)
Net cash provided by financing activities	3,761,501	6,837,377

Net increase in cash	370,741	3,304,400
Cash and cash equivalents at beginning of period	1,982,772	785,612
Cash and cash equivalents at end of period	$2,353,513	$4,090,012

Supplemental disclosures of cash flow information:
Cash paid for interest	$133,549	$63,707
Conversion of 10% convertible preferred stock and debt	262,500	410,000
Dividends on 10% convertible preferred stock	348,524	176,245
Fair value of warrants issued on reset of 10% convertible preferred stock	1,875,463	-
Amortization of conversion feature of 10% convertible preferred stock	474,680	31,311
Redeemable common stock reclassified to permanent equity	242,500	-
Bonus warrants granted	57,034	114,049

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

We develop, manufacture, market and sell composite rail ties and structural building products, such as pilings, I-beams, T-beams and boards, which, based upon patented technology developed at Rutgers University, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, moisture impervious, non-chemical leaching and insect and rot resistant. Our products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete. We market our products in two lines, the first being ECOTRAX™, our line of rail ties, and the second being STRUXURE™, our line of structural building products.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q, and accordingly, they do not include all of the information and footnotes which may be required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC.

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

Our property and equipment is comprised of the following:

	June 30, 2012	December 31, 2011
Property, equipment, and leasehold improvements, at cost:
Equipment	$13,754	$13,754
Machinery and equipment	2,400,620	1,618,701
Purchased software	123,551	56,404
Furniture and fixtures	13,090	14,040
	2,551,015	1,702,899
Less accumulated depreciation	(728,954)	(655,763)
Net property and leasehold improvements	$1,822,061	$1,047,136

Depreciation expense included as a charge to costs of sales and general and administrative expenses for the three months ended June 30, 2012 and 2011 was $38,947 and $29,620, respectively and for the six months ended June 30, 2012 and 2011 was $73,191 and $69,704, respectively.

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  During the three months ended June 30, 2012, we reserved $100,415 for receivables we determined we may not collect in full. As of June 30, 2012 and December 31, 2011, we provided an allowance of $133,146 and $32,731, respectively for doubtful accounts.

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

Historically, we have not had significant warranty replacements, and do not believe we will in the future.

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

(h)         Derivative Instruments

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We use the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

(i)          Share-Based Compensation

We record share-based compensation for transactions in which we exchange our equity instruments for services of employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable. Options issued to consultants are remeasured as they vest each reporting period and the resulting value is recognized as an adjustment against our net loss over the period during which the services are received.

(j)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three and six months ended June 30, 2012 and 2011, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of June 30, 2012, we have approximately 23.4 million potential common shares issuable under our convertible instruments, warrant and stock option agreements.

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

(l)          Concentration of Credit Risk

We maintain our cash within two major U.S. domestic banks. The amount held within one of these banks exceeds the insured limit of $250,000 from time to time and was approximately $2.1 million at June 30, 2012.  We have not incurred losses related to these deposits.  Our accounts receivable balance as of June 30, 2012 of approximately $1.0 million consists of amounts due from a limited number of customers.

(m)         Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

(n)         Redeemable Common Stock

We account for redeemable common stock in accordance with ASC 480-10-S99-3A “Classification and Measurement of Redeemable Securities,” which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. Accordingly, 250,000 shares of common stock issued during the year ended December 31, 2011, as a commitment fee pursuant to the revolving credit agreement were classified outside of permanent equity at redemption value, when issued. If circumstances would have indicated it was probable the holder may redeem these shares of common stock, we would have recognized changes in the redemption value in the period they occurred and adjusted the carrying value of the redeemable common stock to equal its redemption value at the end of that reporting period. During the three months ended June 30, 2012, the revolving credit agreement was terminated and the related redemption value of the shares of common stock was reclassified to permanent equity.

(o)       Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At June 30, 2012, we had a working capital deficit of $1.9 million, a stockholders’ deficit of $5.9 million and have accumulated losses to date of $32.8 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations.  We continue to seek additional means of financing to fund our business plan, but there is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 2 – Restatements

Current Report on Form 8-K, Dated May 14, 2011

On May 14, 2011, we filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report our determination that our consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 6, 2012 (the “2011 Form 10-K”), and the interim unaudited condensed consolidated financial statements included in our September 30, 2011 Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011 (the “September 30, 2011 Form 10-Q”) should not be relied upon because we failed (i) to initially record and subsequently fair value our derivative warrant liabilities in connection with the issuances of our 10% Convertible Preferred Stock (the “Preferred Stock”) on March 22, 2011, April 1, 2011, April 13, 2011 and April 21, 2011 and (ii) to recalculate the fair value of the beneficial conversion feature embedded in the Preferred Stock upon determination that the conversion price of the Preferred Stock was required to be reset. We determined that the historical consolidated financial statements for the year ended December 31, 2011 included in our 2011 Form 10-K and the interim unaudited condensed consolidated financial statements for the period ended September 30, 2011, included in our September 30, 2011 10-Q required restatement (i) to record the change in fair value of our derivative warrant liability and (ii) to recalculate the fair value of the beneficial conversion feature and the amortization thereon in our Consolidated Statement of Stockholder Deficit.

On May 21, 2012, we filed our Form 10-K/A for the year ended December 31, 2011 and Form 10-Q/A for the period ended September 30, 2011 restating our financial statements and other disclosures where necessary, to properly account for these issues.

Current Report on Form 8-K Dated August 15, 2012

On August 15, 2012, we filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report our determination that our consolidated financial statements for the interim periods ended March 31, 2011, June 30, 2011, September 30, 2011, the year ended December 31, 2011, and the interim period ended March 31, 2012, should not be relied upon because in connection with the terms of the amendment of our 10% convertible debentures (the “Debentures”) on January 14, 2011 we failed (i) to initially record and subsequently fair value our derivative liabilities for the bonus warrants and (ii) to properly account for the loss on extinguishment of the Debentures upon amendment. We determined that the historical consolidated financial statements for the interim periods ended March 31, 2011, June 30, 2011, September 30, 2011, for the year ended December 31, 2011 and for the interim period ended March 31, 2012 require restatement (i) to record the initial fair value upon amendment and the subsequent change in fair value of our derivative bonus warrant liability and (ii) to properly account for the loss on extinguishment of the Debentures upon amendment.

Our 10% convertible debentures (the “Debentures”) were issued under purchase agreements during the fiscal year ended September 30, 2009, together with warrants, for aggregate proceeds of $600,000. The total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, exceeded the proceeds received.  Accordingly, we recorded a discount on the debentures equal to the principal amount of the debentures.  This recorded discount on these debentures was amortized to interest expense on the interest method through their originally scheduled maturity dates in February and March 2011.

Effective January 14, 2011, the holders of our Debentures, agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. We agreed to amend the interest rate to 15% if paid in cash and to 18% (from 12%) if paid with shares of our common stock at the rate of one share of common stock for each $0.60 (from $0.90) of interest. We also agreed to reduce the conversion price, as defined, to $0.60, from $0.90 and to amend the volume weighted average trading price at which we could force conversion to $2.50 from $2.00. In addition, for each calendar month after February or March 2011 that these debentures remained outstanding, we agreed to issue a bonus warrant exercisable for three years for a number of shares of our common stock equal to the 5% of the outstanding principal, divided by $0.90. These bonus warrants are exercisable at $0.90 per share.

Even though these modifications to our Debentures resulted in less than a ten percent difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than ten percent. We have therefore, accounted for the modification of these Debentures as an extinguishment of the original debt and the establishment of new debt. The difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt was $1.4 million and was recognized as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment.

In addition, since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. The bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. (See Note 7.)

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 incorporates corrections made in response to the accounting errors described above by restating our consolidated balance sheet as of December 31, 2011 and our consolidated financial statements presented herein for the comparative periods of June 30, 2011. We anticipate filing our Form 10-Q/A for the interim periods ended September 30, 2011 and March 31, 2012 and our Form 10-K/A #2 for the year ended December 31, 2011, as soon as is practical.

The following tables show the effects of the restatement on our consolidated balance sheet as of December 31, 2011 and consolidated statements of operations and cash flows for the three and six months ended June 30, 2011:

Effect on Consolidated Balance Sheet
December 31, 2011

	As Previously
	Reported on
	Form 10-K/A	Adjusments		Restated

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,175,462			$1,175,462
Accrued liabilities	359,715			359,715
Convertible revolving credit facility, net of discounts	160,794			160,794
Derivative liability - conversion option	113,271			113,271
Derivative liability - warrants	1,875,463			1,875,463

Derivative liability - bonus warrants	-	797,185	(e)	70,343
		(492,111	) (f)
		(234,731	) (g)

Convertible debt	566,785	600,000	(a)	772,500
		(394,285	) (b)

Total current liabilities	4,251,490	276,058		4,527,548

Convertible debt, net of discount	-			-
Fair value of 10% convertible preferred stock warrants	487,555			487,555
Total liabilities	4,739,045	276,058		5,015,103

Commitments and contingencies

10% Convertible preferred stock, no par value; authorized 880,000 shares; 752,273 issued and outstanding at December 31, 2011, net of discount	5,520,256			5,520,256
Redeemable common stock, no par value; 250,000 shares issued and outstanding at December 31, 2011	242,500			242,500

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 25,007,261 and 23,305,704 shares issued and outstanding at December 31, 2011 and 2010, respectively	23,660,071	1,350,000	(d)	24,410,071
		(600,000	) (a)
		(234,731	) (h)
		234,731	(g)

Accumulated deficit	(28,619,876)	(1,350,000	) (d)	(29,645,934)
		394,285	(b)
		(797,185	) (e)
		492,111	(f)
		234,731	(h)

Total stockholders' deficit	(4,959,805)	(276,058)		(5,235,863)
Total liabilities and stockholders' deficit	$5,541,996	$-		$5,541,996

(a) - to reverse the improper recording of debt discount.
(b) - to reverse the improper recording of and amortization of debt discount.
(c) - to reverse the impact of the improper recording of the fair value of the bonus warrants upon issuance.
(d) - to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt at the amendment date.
(e) - to record the fair value of the bonus warrants as of the amendment date as a component of the reacquisition price of the new debt.
(f) - to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants for the six months ended June 30, 2011.
(g) - to record the fair value of bonus warrants at date of issuance.
(h) - to reverse incorrect recording of the fair value of bonus warrants at issuance.

Effect on Consolidated Statement of Operations

for the Three Months Ended June 30, 2011

	As Previously
	Reported	Adjustments		Restated

Loss from operations	$(2,412,954)	$-		$(2,412,954)

Other expenses:
Interest expense	67,024	-		67,024
Amortization of debt discounts	465,909	(102,858	)(a)	249,002
		(114,049	)(b)

Change in fair value of derivative liabilities	-	(48,187	)(c)	(48,187)
Total other expenses	532,933	(265,094)		267,839

Loss before provision for income taxes	(2,945,887)	265,094		(2,680,793)
Provision for income taxes	-	-		-
Net loss	(2,945,887)	265,094		(2,680,793)
Accretion of preferred dividends and beneficial conversion feature	(203,697)	-		(203,697)
Net loss attributable to common shareholders	$(3,149,584)	$265,094		$(2,884,490)

Weighted average common shares - basic and diluted	24,082,234	24,082,234		24,082,234
Basic and diluted net loss per share	$(0.13)	$0.01		$(0.12)

(a) -	to reverse the improper amortization of debt discount.
(b) -	to reverse the impact of the improper recording of the fair value of the bonus warrants upon issuance.
(c) -	to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants for the period.

Effect on Consolidated Statement of Operations

for the Six Months Ended June 30, 2011

	As Previously
	Reported	Adjustments		Restated

Loss from operations	$(4,108,625)	$-		$(4,108,625)

Other expenses:
Interest expense	97,104	-		97,104
Amortization of debt discounts	670,049	(188,572	)(a)	367,428
		(114,049	)(b)

Loss on debt extinguishment	-	1,350,000	(c)	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185	(d)	797,185
Change in fair value of derivative liabilities	-	(359,561	)(e)	(359,561)
Total other expenses	767,153	1,485,003		2,252,156

Loss before provision for income taxes	(4,875,778)	(1,485,003)		(6,360,781)
Provision for income taxes	-	-		-
Net loss	(4,875,778)	(1,485,003)		(6,360,781)
Accretion of preferred dividends and beneficial conversion feature	(207,556)	-		(207,556)
Net loss attributable to common shareholders	$(5,083,334)	$(1,485,003)		$(6,568,337)

Weighted average common shares - basic and diluted	23,773,725	23,773,725		23,773,725
Basic and diluted net loss per share	$(0.21)	$(0.06)		$(0.28)

(a) -	to reverse the improper amortization of debt discount.
(b) -	to reverse the impact of the improper recording of the fair value of the bonus warrants upon issuance.
(c) -	to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt at the amendment date.
(d) -	to record the fair value of the bonus warrants as of the amendment date as a component of the reacquisition price of the new debt.
(e) -	to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants for the six months ended June 30, 2011.

Effect on Consolidated Statement of Cash Flows

for the Six Months Ended June 30, 2011

	As Previously
	Reported	Adjustments		Restated

Cash flow from operating activities:
Net loss	$(4,875,778)	$(1,485,003)		$(6,360,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	486,972	(188,572	)(a)	298,400
Loss on debt extinguishment	-	1,350,000	(c)	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185	(d)	797,185
Fair value of bonus warrants at grant date	-	(114,049	)(b)	(114,049)
Change in fair value of derivative liabilities - Bonus Warrants	-	(359,561	)(e)	(359,561)

Net cash used in operating activities	$(3,435,727)	$-		$(3,435,727)

(a) -	to reverse the improper amortization of debt discount.
(b) -	to reverse the impact of the improper recording of the fair value of the bonus warrants upon issuance.
(c) -	to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt at the amendment date.
(d) -	to record the fair value of the bonus warrants as of the amendment date as a component of the reacquisition price of the new debt.
(e) -	to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants for the six months ended June 30, 2011.

Note 3 – Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials and finished products. No material adjustment has been made to the cost of finished products inventories as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

Finished products	$2,152,193	$1,032,798
Production materials	205,575	495,693
Total inventories	$2,357,768	$1,528,491

Since we engage third-party contract manufacturers to produce our finished products, and in certain situations we provide them the raw materials, our inventories at June 30, 2012 and December 31, 2011 are located at the third-party contract manufacturing locations. We carry adequate insurance for loss on this inventory.

Note 4 - Accrued Liabilities

The components of accrued liabilities are:

	June 30, 2012	December 31, 2011
Royalties	$254,007	$239,129
Payroll	58,161	54,325
Sales tax payable	36,740	29,112
Insurance premiums payable	55,543	20,320
Interest	67,408	-
Miscellaneous	16,829	16,829
Total accrued liabilities	$488,688	$359,715

Note 5 – Demand Promissory Notes

During the three months ended June 30, 2012 we entered into a Memorandum of Understanding (the “MOU”) with Melvin Lenkin, Samuel Rose and others (collectively the “Investors”). Pursuant to the MOU, we issued to the Investors demand promissory notes (collectively, the “Demand Notes”) in the aggregate principal amount of $5,000,001.  Interest accrues on the unpaid principal balance of the Demand Notes at a rate of 8.00% per annum. The principal balance of the Demand Notes, together with accrued and unpaid interest, is due and payable at any time after June 30, 2012 on demand.

For the three months ended June 30, 2012, we recognized $67,408 of interest expense in connection with the Demand Notes.

Note 6 - Convertible Revolving Credit Agreement

During the year ended December 31, 2011, we entered into a convertible revolving credit agreement (the “Agreement”) with a private lender (“Lender”). Under the terms of the Agreement, Lender had agreed to lend us up to $2,000,000 on a revolving basis (the “Loan”). The Loan carried interest at 12% per annum on any outstanding principal amount. In consideration for the Loan, we issued to Lender 250,000 shares of our restricted common stock and initially accounted for this redeemable common stock outside of permanent equity at redemption value.

The fair value at issuance of the shares given as consideration and the fair value of the beneficial conversion feature were recorded as a discount to the outstanding Loan, and the discount was scheduled to be amortized over the contractual term of the Agreement through September 30, 2012. Since we repaid the outstanding principal and terminated the Agreement during the three months ended June 30, 2012, which was earlier then the scheduled maturity date, we amortized the remaining discounts during the period. During the three and six months ended June 30, 2012, we amortized $203,471 and $305,206 of the discount to other expenses in our statement of operations.

Upon termination of the Agreement, the 250,000 shares of common stock were reclassified to permanent equity.

Note 7 - Derivative Liabilities

Conversion Option

The convertible revolving credit agreement, see Note 6 (the “Agreement”) entered into during the year ended December 31, 2011 met the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging”. The hybrid instrument was comprised of a (i) a debt instrument, as the host contract and (ii) an option to convert the debt outstanding under the revolving credit agreement into shares of our common stock, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the shares of our common stock. The embedded derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value.

We determined the fair value of the embedded derivative and recorded it as a discount to the debt and a derivative liability on the date of issue. As disclosed in Note 5, the discount was amortized to other expenses over the initial term of the Agreement and the unamortized discount at repayment of principal of the Agreement was charged to our statement of operations during the three months ended June 30, 2012.

The embedded derivative did not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the embedded derivative were immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. For the three and six months ended June 30, 2012, we recognized a gain on the change in fair value of this derivative liability of $127,071 and $113,271, respectively.

Upon termination of the Agreement during the three months ended June 30, 2012, the fair value of the derivative liability of $127,071 was charged to our statement of operations.

Warrants

The 10% convertible preferred stock (see Note 9) issued during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging” (”ASC 815”). The hybrid instrument is comprised of a (i) a preferred stock, as the host contract, (ii) a warrant to purchase shares of our common stock to be issued if a certain revenue milestone was not achieved (the “Make Good Warrant”), as an embedded derivative liability and (iii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not known, ASC 815 requires the fair value of the Make Good Warrants be recorded as a derivative liability at issuance and any change in fair value be recognized in current earnings. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying host contract.

The Make Good Warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. At the date of issuance in March and April 2011, we determined the fair value of the Make Good Warrant derivative to be insignificant and did not record a charge to Common Stock and a credit to the derivative liability. Subsequently in 2011, since it became probable that the revenue milestone would not be met, we recorded the derivative liability at fair value of $1.9 million. Since we did not achieve the revenue milestone for the year ended December 31, 2011, we were required to issue the Make Good Warrants, and accordingly once issued, the derivative liability associated with the Make Good Warrants was satisfied and the related derivative liability was reduced to zero. During the three months ended March 31, 2012, we credited Common Stock for the issuance of these warrants for the fair value of the derivative liability of approximately $1.9 million.

Bonus Warrants

Effective January 14, 2011, the holders of our Debentures, agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these Debentures remained outstanding, we would issue a bonus warrant exercisable for three years for a number of shares of our common stock equal to the 5% of the outstanding principal, divided by $0.90. These bonus warrants are exercisable at $0.90 per share.

Since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. The bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. During the three and six months ended June 30, 2012, we recorded approximately $2,500 and $13,300, respectively of the gain in the fair value of the derivative liability. Upon issuance of the bonus warrants during the six months ended June 30, 2012 and year ended December 31, 2011, we credited additional paid-in capital for approximately $57,000, and $234,700, respectively.

Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liability recorded at fair value in the balance sheet as of June 30, 2012 and December 31, 2011 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of June 30, 2012
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Placement agent warrants	-	-	140,458	140,458
Total	$-	$-	$140,458	$140,458

	As of December 31, 2011 (Restated)
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Derivative liability – conversion option	$-	$-	$113,271	$113,271
Derivative liability – warrants	-	-	1,875,463	1,875,463
Derivative liability – bonus warrants	-	-	70,343	70,343
Placement agent warrants	-	-	487,555	487,555
Total	$-	$-	$2,546,632	$2,546,632

The following tables are a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

	Conversion Option	Warrants	Bonus Warrants	Placement Agent Warrants

Beginning balance as of January 1, 2012	$113,271	$1,875,463	$70,343	$487,555
Change in fair value	(113,271)	-	(13,309)	(347,097)
Credited to common stock upon issuance of warrants	-	(1,875,463)	(57,034)	-
Ending balance as of June 30, 2012	$-	$-	$-	$140,458

	Conversion Option	Warrants	Bonus Warrants	Placement Agent Warrants

Beginning balance as of January 1, 2011	$-	$-	$-	$-
Fair value of derivative liability	118,663	-	797,185	487,555
Change in fair value	(5,392)	1,875,463	(492,111)	-
Credited to common stock upon issuance of warrants	-	-	(234,731)	-
Ending balance as of December 31, 2011	$113,271	$1,875,463	$70,343	$487,555

Note 8 - Convertible Debt

The components of debt are summarized as follows.

	Due	June 30, 2012	December 31, 2011 (Restated)
10% convertible debentures	June 2012	$-	$600,000
8.75% convertible debenture	January 2012	-	172,500
Total		-	772,500

10% Convertible Debentures

Our 10% convertible debentures (the “Debentures”) were issued under purchase agreements during the fiscal year ended September 30, 2009, together with warrants, for aggregate proceeds of $600,000. The total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion features contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, exceeded the proceeds received.  Accordingly, we recorded a discount on the Debentures equal to the principal amount of the Debentures.  This recorded discount on these Debentures was amortized to interest expense on the interest method through their originally scheduled maturity dates in February and March 2011.

Effective January 14, 2011, the holders of our Debentures, agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. We agreed to amend the interest rate to 15% if paid in cash and to 18% (from 12%) if paid with shares of our common stock at the rate of one share of common stock for each $0.60 (from $0.90) of interest. We also agreed to reduce the conversion price, as defined, to $0.60, from $0.90 and to amend the volume weighted average trading price at which we could force conversion to $2.50 from $2.00. In addition, for each calendar month after February or March 2011 that these Debentures remained outstanding, we agreed to issue a bonus warrant exercisable for three years for a number of shares of our common stock equal to the 5% of the outstanding principal, divided by $0.90. These bonus warrants are exercisable at $0.90 per share.

Even though these modifications to our Debentures resulted in less than a ten percent difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than ten percent. We have therefore, accounted for the modification of these Debentures as an extinguishment of the original debt and the establishment of new debt. The difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt was $1.4 million and was recognized as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment.

In addition, since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. The bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. (See Note 7.)

During the three and six months ended June 30, 2012, we recorded approximately $2,500 and $13,300, respectively of the gain in the fair value of the derivative liability.

The principal of $600,000 and accrued interest were repaid during the three months ended June 30, 2012, upon maturity.

8.75% Convertible Debenture

At maturity on January 31, 2012, we repaid the full principal plus accrued interest on our 8.75% convertible debenture.

Note 9 - 10% Convertible Redeemable Preferred Stock

We designated 880,000 shares of preferred stock as 10% convertible redeemable preferred stock (the “Preferred Stock”). The Preferred Stock has a stated value (the “Stated Value”) of $10.00 per share. The Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the holder at a conversion rate, as adjusted (the “Conversion Rate”). The holders of the Preferred Stock are entitled to receive dividends at the rate of ten percent (10%) per annum payable quarterly. Dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock, until all dividends have been paid in full on the Preferred Stock. The dividends on the Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock. The Preferred Stock is not subject to any anti-dilution provisions other than for stock splits and stock dividends or other similar transactions. The holders of the Preferred Stock shall have the right to vote with our stockholders in any matter. The number of votes that may be cast by a holder of our Preferred Stock shall equal the Stated Value of the Preferred Stock purchased divided by the Conversion Rate. The Preferred Stock shall be redeemable for cash by the holder any time after the three (3) year anniversary from the initial purchase. The Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty (60) consecutive trading days and during such sixty (60) day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

Pursuant to the terms of the Preferred Stock, since our net revenues for the twelve months ended December 31, 2011 were less than $10 million as reported in our audited financial statements, (i) the holders of our Preferred Stock received a warrant to purchase approximately 3.8 million shares of our common stock (the “Make Good Warrants”) and (ii) the Conversion Rate of the Preferred Stock was adjusted to $1.00, subject to adjustments for stock splits and stock dividends (the issuance of the Make Good Warrants and the adjustment to the Conversion Rate is referred to as the “Make Good Adjustment”). The Make Good Warrants are still outstanding at June 30, 2012, expire December 31, 2015 and have an initial exercise price of $1.00 per share and provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a beneficial conversion feature to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good Adjustment of the Conversion Rate to $1.00, at December 31, 2011 the beneficial conversion feature was recalculated as if the $1.00 Conversion Rate was in affect at issuance, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts are amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to a deficit in retained earnings and during the three and six months ended June 30, 2012, we amortized $300,904 and $474,680, respectively to additional paid-in capital. At June 30, 2012, the unamortized Preferred Stock discount balance was $1.6 million.

During the three and six months ended June 30, 2012, we issued 200,000 and 262,500 shares of our common stock, respectively upon conversion of 20,000 and 26,250 shares of our Preferred Stock, respectively.

As of June 30, 2012, we may be required to issue 7.3 million shares of our common stock if the remaining holders of our Preferred Stock elect to convert.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity at June 30, 2012.

As of June 30, 2012 we accrued dividends on the Preferred Stock in the amount of $176,773. The accrued dividends were paid with approximately 392,800 shares of common stock, which were issued in lieu of cash. The common stock issued in payment of the accrued dividends as of June 30, 2012, were issued subsequent to June 30, 2012.

The components of our Preferred Stock are summarized as follows:

	June 30,	December 31,
	2012	2011
Redeemable preferred stock - face value	$7,260,230	$7,522,730
Accrued dividends	176,773	176,620
Unamortized discount	(1,636,068)	(2,179,094)
Redeemable preferred stock, net of discount	$5,800,935	$5,520,256

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. The fair value of the warrant liability at June 30, 2012 was $140,458, and we recognized the change in fair value of the warrant liability during the three and six months ended June 30, 2012 of $104,539 and $347,097, respectively.

Note 10 - Stockholder’s Equity

We are authorized to issue up to 100,000,000 shares of common stock, no par value, and up to 2,500,000 shares of preferred stock, no par value. There were 26,188,550 and 25,257,261 shares of common stock issued and outstanding at June 30, 2012 and December 31, 2011, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had outstanding 726,023 and 752,273 shares of 10% convertible preferred stock at June 30, 2012 and December 31, 2011, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

As of June 30, 2012, we had outstanding options, warrants and other convertible securities that, when exercised or converted, could result in the issuance of up to approximately 23.4 million shares of common stock.

Common Stock Issuances for the Six Months Ended June 30, 2012

During January 2012, we issued 125,000 shares of common stock with a fair value on the date of issuance of $90,000, to a consultant pursuant to the terms of an agreement to provide services.

We paid the December 31, 2011 accrued dividend on our 10% convertible preferred stock with 247,538 shares of our common stock, with a fair value on the effective date of issuance of $176,620.

During March 2012, we issued 62,500 shares of common stock upon conversion of 6,250 shares of our 10% convertible preferred stock, with a value of $62,500.

We paid the March 31, 2012 accrued dividend on our 10% convertible preferred stock with 286,251 shares of our common stock, with a fair value on the effective date of issuance of $171,751.

Upon termination, and pursuant to an employment agreement, we issued 10,000 shares of our common stock during May 2012, to an employee, with a fair value on the date of issuance of $6,400.

During May 2012, we issued 200,000 shares of our common stock upon conversion of 20,000 shares of our 10% convertible preferred stock, with a value of $200,000.

Warrants - Common Stock

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders. Such warrants are marked to market at each reporting period.

The following table sets forth our warrant activity during the period presented.

	Six Months Ended
	June 30, 2012
		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price
Outstanding – January 1, 2012	5,452,141	$1.18
Granted during the period	3,928,040	0.98
Exercised during the period	-	-
Outstanding – June 30, 2012	9,380,181	$1.10

Exercisable at end of period	9,164,181	$1.10

For the warrants granted during the six months ended June 30, 2012, we estimated the fair value of each warrant at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for the warrants granted during the three months ended June 30, 2012 - (i) no dividend yield, (ii) expected volatility of between 83% and 100%, (iii) risk-free interest rates of between 0.3% and 0.6%, and (iv) expected lives of approximately three years.

During the three and six months ended June 30, 2012, we issued warrants to purchase 100,005 and 166,675 shares of our common stock, respectively at a weighted average exercise price of $0.60 to the holders of our 10% convertible debentures pursuant to their amended terms. These warrants had a fair value of approximately $18,900 and $57,000, respectively at the date of grant which was charged to common stock upon issuance.

Of the warrants to purchase shares of our common stock granted during the six months ended June 30, 2012, we issued warrants to purchase 3,761,365 shares of our common stock at an exercise price of $1.00 to the holders of our 10% convertible preferred stock pursuant to the Make Good Adjustment. The warrants had a fair value at date of grant of $1,875,463 which was based on the Black-Scholes pricing model.

In addition, certain previously issued warrants are amortized over a service period spanning multiple reporting periods. During the three and six months ended June 30, 2012, we amortized $2,866 and $21,799, respectively of fair value of these previously granted warrants, to our statement of operations.

Warrants - 10% Convertible Preferred Stock

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value the warrant liability at each reporting date, with any changes in fair value recognized in earnings each reporting period. The fair value of the warrant liability at June 30, 2012 was $140,458, and we recognized the change in fair value of the warrant liability during the three and six months ended June 30, 2012 of $104,539 and $347,097, respectively.

Options – Common Stock

We have two nonqualified stock option plans approved by shareholders with an aggregate of approximately 1.2 million shares remaining available for grant as of June 30, 2012.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

For the six months ended June 30, 2012, we estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model based on the following assumptions for the awards - (i) no dividend yield, (ii) expected volatility of 125%, (iii) risk-free interest rate of 0.8%, and (iv) expected life of five years. No options were awarded during the three months ended June 30, 2012.

In prior periods, we awarded options which provide the optionee with the right to exercise certain of these options based on the optionee’s achievement of specific performance conditions. During the three months ended June 30, 2012, we concluded that it was more probable then not, that certain of these performance condition options would be met at the end of an estimated service period. The fair value of the option is determined on the date the option was granted using the Black-Scholes option pricing model and amortized over the service period to operating expenses. During the three and six months ended June 30, 2012, we amortized $105,980 and $138,385, respectively of the fair values of these performance condition options to operating expenses.

In addition to options awarded during the three and six months ended June 30, 2012, options awarded in prior periods are being amortized over a service period encompassing multiple reporting periods. During the three and six months ended June 30, 2012, we recognized in operating expenses $45,537 and $240,457, respectively. Compensation expense to be recognized in periods subsequent to June 30, 2012 is approximately $71,800.

The following table summarizes our stock option activity for the period presented:

	Six Months Ended
	June 30,2012
		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price
Outstanding – January 1, 2012	5,886,261	$1.11
Granted during the period	300,000	0.72
Exercised during the period	-	-
Cancelled during the period	-	-
Outstanding – June 30, 2012	6,186,261	$1.10

Exercisable at June 30, 2012	3,734,703	$1.05

The following table summarizes options outstanding at June 30, 2012:

	Number of Shares Issuable	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
Total shares issuable upon exercise	6,186,261	$1.10	3.4	$363,419
Options exercisable	3,734,703	1.05	3.1	106,229
Options not vested	2,451,558	1.19	3.8	257,190

Note 11 - Income Taxes

Due to our substantial operating losses and the valuation allowance applied against our deferred tax assets, we have not recorded any income tax expense or benefit. Income tax benefit attributable to loss before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 40% to loss before income taxes as a result of the following:

	June 30,	December 31,
	2012	2011

Current:
Federal	$-	$-
State	-	-
	-	-
Increase in valuation allowance	(1,480,000)	(1,260,000)
Benefit of operating loss carry forward	1,480,000	1,260,000
Provision for income taxes, net	$-	$-

	June 30,	December 31,
	2012	2011
Statutory federal income tax rate	40.0%	40.0%

Increase in valuation allowance	(40.0)%	(40.0)%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. At June 30, 2012, we had available net operating loss carry forwards of approximately $16.6 million that expire through 2032. Our ability to utilize our net operating loss carry forwards is uncertain and thus a valuation allowance has been provided against our net deferred tax asset. Due to the changes in ownership over the prior periods from debt conversions, equity financings and the merger transaction, we may have triggered a Section 382 limitation on the utilization of such net operating loss carry forwards. In addition, we have not remained current with our federal and state tax returns. The net deferred tax assets and liabilities are comprised of the following:

	June 30,	December 31,
	2012	2011
Deferred tax assets:
Current	$-	$-
Non-current	6,640,000	5,160,000
	6,640,000	5,160,000
Less valuation allowance	(6,640,000)	(5,160,000)
Net deferred income tax asset	$-	$-

Note 12 - Business Concentration

During the three and six months ended June 30, 2012, we sold our products to 13 and 22 customers, respectively with sales of our ECOTRAX rail ties to one customer representing approximately 47% and 63%, respectively of our total revenue.

Purchases of raw materials and contract manufacturing services and products from our two contract manufacturers were approximately 51% and 49% of our total purchases for the three and six months ended June 30, 2012, respectively.

Note 13 - Commitments and Contingencies

Operating leases

We lease office space in New Providence, New Jersey pursuant to a three-year lease agreement for office space which provides for initial monthly lease payments of approximately $3,400 with customary annual increases.  These premises serve as our corporate headquarters. The initial term of the lease expires on October 31, 2012 and the lease provides one renewal option for an additional three-year term.  Facility rent expense for this facility totaled approximately $11,300 and $22,600 for the three and six months ended June 30, 2012, respectively. Future minimum rental payments for the remainder of the initial lease term totals approximately $15,100.

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

Litigation

In April 2006, we commenced an action against Tonga Partners, L.P. (Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted us summary judgment against Tonga for disgorgement of short-swing profits in the amount of $5.0 million.  The defendants appealed the order granting the summary judgment to the U.S. Court of Appeals for the 2nd Circuit. The three judge panel held in our favor. The defendants have petitioned the Court for a full judge review. Their petition is currently pending.

From time to time, we are subject to various other routine litigation incidental to our business. We do not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Note 14 - Related Party Transactions

Michael Dodd

Mr. Dodd, who was a member of our board of directors from September 2010 until his resignation in August 2012, is currently serving as the Chief Executive Officer of 3D Global Solutions Inc. (3D).  3D provides professional program management services to governments, corporations and global organizations. During the year ended December 31, 2011, 3D purchased approximately $102,200 of our composite rail ties on terms similar to our other customers and which remains uncollected at June 30, 2012.

Samuel G. Rose

Samuel G. Rose beneficially owns in excess of 5% of our outstanding stock.

Convertible Revolving Credit Agreement. During the year ended December 31, 2011, we entered into a convertible revolving credit agreement (the Agreement”) with Mr. Rose. Under the terms of the Agreement, Mr. Rose had agreed to lend us up to $2,000,000 on a revolving basis (the Loan”). The Loan carried interest at 12% per annum on the outstanding principal amount. The Loan had an original maturity date of September 30, 2012. In consideration for the Loan, we paid all legal and accounting costs associated with the documentation of the Loan and issued to Mr. Rose 250,000 shares of our restricted common stock. We have agreed to register the common stock issued to Mr. Rose within six months from date of closing provided, however, if such common stock is not registered we will redeem all of Mr. Rose’s unregistered stock in cash at a price equal to the greater of (a) the average VWAP for the thirty days ending one trading day prior to the date of issuance or (b) $0.90 per share.

We gave Mr. Rose a security interest in our inventory and accounts receivable pursuant to terms of a security agreement. During the year ended December 31, 2011, we borrowed $466,000 under the Agreement.

During the three months ended June 30, 2012 we repaid the outstanding principal and accrued interest and the Agreement was cancelled.

Demand Promissory Notes. Effective April 25, 2012 we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Note”) in the principal amount of $1,666,667.  Interest accrues on the unpaid principal balance of the Note at a rate of 8.00% per annum. The principal balance of the Note, together with accrued and unpaid interest, is due and payable at any time after June 30, 2012 on demand.

Melvin Lenkin

Melvin Lenkin beneficially owns in excess of 5% of our outstanding stock.

Demand Promissory Notes. Effective April 25, 2012 we entered into a Memorandum of Understanding (the “MOU”) with Mr. Lenkin and several other investors. Pursuant to the MOU, we issued to Mr. Lenkin a demand promissory note (the “Note”) in the principal amount of $1,426,667.  Interest accrues on the unpaid principal balance of the Note at a rate of 8.00% per annum. The principal balance of the Note, together with accrued and unpaid interest, is due and payable at any time after June 30, 2012 on demand.

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

We develop, manufacture, market and sell composite rail ties and structural building products, such as pilings, I-beams, T-beams and boards, which, based upon patented technology developed at Rutgers University, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, moisture impervious, non-chemical leaching and insect and rot resistant. Our products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete. We market our products in two lines, the first being ECOTRAX™, our line of rail ties, and the second being STRUXURE™, our line of structural building products.

Sources of Revenues

We derive our revenues through the sale of our ECOTRAX rail ties and STRUXURE building products. Our strategic focus to date has been to advance rapidly the sale of our ECOTRAX rail ties and to create a broad-based market for our STRUXURE building products. We have been undertaking strategic initiatives, including the ongoing development and deployment of engineering guidance materials, such as supporting documentation, research, testing and various publications of the structural properties and performance of our products, with the goal to educate the engineers, developers and others who might use our products in projects for their clients, as well as our potential customers.

In late 2010, we commenced the sales and marketing of our products. Having completed a number of commercially engineered solution projects over the past several years, we began concentrating our activities from proof-of-concept to a strategically focused, sales-oriented growth company. Over the past several years, our activities centered upon advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our ECOTRAX rail products to mass markets globally and, late in the year ended December 31, 2011, we developed and began implementing a sales strategy for our STRUXURE building products to other public- and private-sector buyers. In certain markets, our sales cycle can be rather long as the customer may require an internal testing phase before placing a larger order. Our strategic focus is on the continued growth of sales, within both the rail tie and the structural building products sectors, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

Cost of Sales and Operating Expenses

Costs of Sales.  Our costs of sales are primarily comprised of the cost of raw materials and the costs and expenses associated with our contract manufacturing arrangements.  The price of the raw materials depends principally on the stage and source of the supply. We purchase the raw materials in various stages, from recycled plastic containers purchased in bulk, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material. But the less processed material requires additional costs to prepare it for production. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point.

Our strategy to reduce our raw material costs include broadening our raw materials sources and purchasing other low-cost, unprocessed materials, such as other scrap materials containing our specific raw materials from unique sources and recycled materials from municipal and other recycling collection sources. Previously, due to the limited amount of time and personnel we could devote to raw materials sourcing, we acquired our raw materials primarily from intermediaries, and purchased production-stage material, which resulted in the acquisition of raw materials at less-than favorable prices. But dealing in the recycled plastics market, whether through intermediaries or bulk purchases, we encountered and will continue to encounter increasing and decreasing prices typically seen in a commodities market. But since the cost of our raw materials is the single largest determinant of our costs of sales, we continue to seek out (i) agreements with sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards as well as (ii) expanding our research and development effort of different raw materials which may provide a cost and/or performance advantage over existing materials.

We are continuing to take steps to reduce our production costs and expenses, while increasing capacity. During the second half of the year ended December 31, 2011, we significantly increased production capacity, both through a focused joint effort with our existing contract manufacturer, as well as adding a second contract manufacturer. This situation has allowed us to shift certain production to one or the other contract manufacturer, or allows us to increase or decrease our production as the situation dictates. Our existing contract manufacturing arrangements allow for the production of our products utilizing our manifolds, molds and controllers. Under one arrangement, we source, purchase and supply the contract manufacturer with the raw materials and pay a per pound manufacturing cost to our contract manufacturer to produce the finished products. Under the other arrangement, the contract manufacturer is responsible for sourcing and purchasing the raw materials and producing the finished product, which we purchase from them at a predetermined cost. Pursuant to that agreement, the predetermined cost is based on a reference price of each raw material, and we are obligated to reimburse the contract manufacturer for any costs it incurs in excess of the reference price and we share in any savings resulting from raw material purchases below the reference price. In addition to eliminating our cost and expense of sourcing the raw materials, we have improved our cash flow by eliminating the need to expend funds early in the manufacturing-to-sales cycle to purchase the raw materials, and instead purchase the finished product closer to the sale to our customer.

Additionally, we continued our efforts in driving unnecessary costs and expenses out of our manufacturing processes through the coordinated efforts of both our contract manufacturers and us. Each step of the manufacturing process, from raw material handling and storage through the quality control review and inventory handling steps, we continue to jointly examine best practices and other methods to improve and streamline the processes to eliminate unnecessary costs and expenses. We’ve made some improvements and continue to search out ways to continue to reduce the costs of manufacturing our products.

Even with the fluctuations in the prices in the raw materials market, the steps we have taken during the six months ended June 30, 2012, from the sourcing of our raw materials to the relationships with our contract manufacturers, should continue to benefit us in controlling our costs of sales.

Product Development and Quality Management.  Product development and quality management expenses are incurred as we perform oversight of our contract manufacturing relationships and ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include costs associated with the design and the required testing procedures associated with our two product lines. In addition to our investment in both our product development efforts and insuring the products we produce meet the high quality specifications we’ve set, we continue to work with the scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products.

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

Interest Expense and Amortization of Debt and Preferred Stock Discounts.  Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Amortization of debt and preferred stock discounts consists of the periodic amortization of the debt discounts associated with our debt, and the amortization of the 10% convertible preferred stock discount.

Gain or Loss from Change in Fair Value of Derivative Liability. During January 2011, we agreed to amend the terms of our 10% convertible debentures, which among other revisions extended the maturity dates to June 30, 2012 and that for each calendar month after the original maturity dates that these debentures remained outstanding, required us to issue warrants. Since it was probable that we would issue these warrants, we calculated the fair value of the warrants and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations. The derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations.

During the year ended December 31, 2011, we entered into a revolving credit agreement which was terminated during the three months ended June 30, 2012, which gave the holder the right to convert a portion of the outstanding debt into shares of our common stock. We recognized the fair value of this beneficial conversion feature at the date we executed the agreement and at the end of each reporting period, recognizing the change in earnings during the current period.

Pursuant to the terms of our 10% convertible preferred stock, we were required to issue warrants to the holders of the preferred stock. At initial issuance of the 10% convertible preferred stock, we recorded the fair value as a derivative liability and recognized the change in fair value in current earnings. During the three months ended March 31, 2012, we issued the warrants and reclassified the fair value of the warrants as represented by the derivative liability, upon issuance of the warrants, to common stock.

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

Share-based Compensation.   We recognize stock-based compensation for transactions in which we exchange our equity instruments for services of directors, employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model. The Black-Scholes model requires the input of subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. We use a measure of volatility based on the historical volatility of our common stock over a similar period to the expected life of the award. The expected term of an award is based on the vesting or service period.  We base the risk-free rate on the rate of U.S. Treasury obligations with maturities similar to the expected term used in the model. Historically, we have not, and do not anticipate paying in the foreseeable future, dividends on our common stock, and accordingly use an expected dividend yield of zero.

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

Results of Operations – Three and Six Months Ended June 30, 2012 and 2011

The following discussion should be read in conjunction with the information set forth in the unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

Revenue . For the three months ended June 30, 2012 and 2011, we recognized revenue of $1.8 million and $1.3 million, respectively which included revenue from the sales of our ECOTRAX, our composite rail ties of $1.5 million and $0.9 million, respectively during those periods. The remainder of our revenue during the three months ended June 30, 2012 and 2011 was from our sales of our STRUXURE composite structural building products. Approximately 47% and 23% of our sales during the three months ended June 30, 2012 and 2011, respectively were to one customer pursuant to a three-year supply agreement for our ECOTRAX rail ties.

For the six months ended June 30, 2012 and 2011, we recognized revenue of $4.1 million and $1.5 million, respectively which included revenue from the sales of our ECOTRAX, our composite rail ties of $3.6 million and $1.1 million, respectively during those periods. The remainder of our revenue during the six months ended June 30, 2012 and 2011 was from our sales of our STRUXURE composite structural building products. Approximately 63% and 20% of our sales during the six months ended June 30, 2012 and 2011, respectively were to one customer pursuant to the three-year supply agreement for our ECOTRAX rail ties.

The three-year supply agreement for our ECOTRAX rail ties contains challenging pricing terms, but has provided us with the foundation to initially develop and expand our manufacturing capacity and processes. Beginning in June 2011 and through June 2012, we’ve recognized approximately one-third of the revenue represented in this three-year supply agreement for our ECOTRAX rail ties. Since we continue to encounter raw material pricing pressure against the challenging pricing terms of our three-year supply agreement, we are evaluating the timing of any future ECOTRAX rail tie production and deliveries pursuant to this agreement.

During the three months ended June 30, 2012, we continued to receive small test orders for ECOTRAX rail ties and STRUXTURE building products as we pursue re-order decisions for these as well as orders from new and repeat customers. Our ECOTRAX rail ties are currently in track test or undergoing purchase approval in the following regions with leading passenger and freight lines – Australia, Brazil, Chile, Mexico, New Zealand, Russia and Singapore as well as various other countries in Europe. There can be no assurance that the results of these and other test orders or the approval processes currently underway for other orders will materialize into additional orders for our ECOTRAX rail ties.

Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our STRUXURE composite structural building products. We sold products to six and nine new customers during the three and six months ended June 30, 2012, respectively out of a total of 22 customers for the six months ended June 30, 2012.

Costs of Sales. Cost of sales amounted to $1.8 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, resulting in gross margins of approximately $40,100 and $92,900, respectively. The reduced gross margin for the three months ended June 30, 2012, is a result of a larger percent of our revenue was from deliveries pursuant to our three-year supply agreement for our ECOTRAX rail ties which contains challenging pricing. During the six months ended June 30, 2012 and 2011, our costs of sales were $4.0 million and $1.5 million, respectively with gross margins of approximately $51,200 and $8,400 for the corresponding periods.

During the six months ended June 30, 2012, we continued to experience the challenge of sourcing raw materials at prices which would benefit our gross margins. We met with some success in finding new and expansive sources of raw materials, either containing a higher percentage of our individual raw material components on a per pound basis or at a significant price advantage. Even though we did experience additional costs of preparing this less expensive raw material for use in production, we anticipate that a combination of enhanced manufacturing methods, processes and procedures in addition to the reduced costs of raw materials, will have a positive impact on our gross margins in subsequent periods.

Our costs of sales continued to be impacted by our early stage of manufacturing and commercial activities and which included, among other factors, less efficient manufacturing processes and methods and continued higher than anticipated costs and expenses of the raw materials used in production. We continue to work to improve our manufacturing processes and procedures to remove unnecessary and inefficient costs and expenses.

Because we are in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the price of raw materials, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Product Development and Quality Management .. Costs and expenses associated with our product development and quality management efforts were approximately $328,400 and $93,200 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, our product development and quality management expenses were approximately $563,800 and $166,600, respectively.

The increases in both periods reflect the expansion of our quality management efforts within our third-party manufacturing processes, enhancement of our product formulations, and development of new innovative products.

Marketing and Sales.  Marketing and sales expenses increased to approximately $248,300 for the three months ended June 30, 2012 compared to approximately $4,600 for the corresponding period in 2011. For the six months ended June 30, 2012 and 2011, our marketing and sales expenses were approximately $387,100 and $63,700, respectively. The increases for both periods reflects an increased effort in establishing our ECOTRAX and STRUXURE brands through effective and efficient branding strategies and the marketing efforts in support thereof. We continue to expand the exposure of our products, and anticipate our expenses of marketing and sales to increase in the future.

General and Administrative.  General and administrative expenses were $1.0 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively, and $1.9 million and $3.9 million for the six months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012 and 2011, we recorded approximately $160,700 and $1.8 million, respectively in charges related to the fair value of the shares of our common stock and options and warrants providing the right to purchase shares of our common stock at a predetermined price in the future, issued prior to and during the period. For the six month periods ended June 30, 2012 and 2011, we recorded similar share-based charges of approximately $497,040 and $2.7 million, respectively. We anticipate we will continue to use share-based compensation for employees, officers and directors as well as to compensate consultants.

During the three and six months ended June 30, 2012, we recognized the change in fair value of our 10% convertible preferred stock warrants liability of approximately $104,500 and $347,100, respectively. In addition, we recognized during the three months ended June 30, 2012 approximately $251,300 in expenses associated with the preparation and filing of our registration statement.

Interest Expense. Interest expense recognized during the three months ended June 30, 2012 and 2011, was approximately $95,600 and $67,000, respectively, and represented the contractual interest rates payable on our debt obligations. For the six months ended June 30, 2012 and 2011, we recognized interest expense of approximately $133,500 and $97,100, respectively.

During the three months ended June 30, 2012, we received $5 million in exchange for our 8% demand notes and repaid $1.1 of principal of our previously outstanding convertible debentures and revolving credit agreement. We anticipate interest expense to increase in the future until the outstanding principal on the 8% demand notes is repaid.

Amortization of Debt Discounts. During the three months ended June 30, 2012 and 2011, we recognized approximately $203,500 and $249,000, respectively for the amortization of debt discounts. We recognized approximately $373,600 and $367,400 for the six months ended June 30, 2012 and 2011, respectively.

At the time of issuance, we record discounts on our convertible securities primarily due to the embedded conversion features, the fair value of any related shares of common stock or warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to additional paid-in capital in the case of the embedded beneficial conversion feature and warrants issued pursuant to the convertible preferred stock and to operating expense in the case of the shares of common stock or warrants issued and embedded beneficial conversion features pursuant to the revolving credit agreement and convertible debentures. Any unamortized discount remaining when the security is repaid or converted is written off to additional paid-in capital or operating expense in that period.

Loss on Debt Extinguishment. We accounted for the amendment to our 10% convertible debentures as an extinguishment of the old debt and the issuance of new debt. The difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt was $1.4 million and was recognized as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. There was no corresponding charge in the three or six months ended June 30, 2012.

Fair Value of Bonus Warrants at Extinguishment. Effective January 14, 2011, the holders of our 10% convertible debentures agreed to certain amendments to the debentures. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these debentures remained outstanding, we would issue a warrant based on a predetermined calculation. Since it was probable that we would issue these warrants at each month-end through the amended maturity date, we calculated the fair value of the warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815 accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations.

During the six months ended June 30, 2011, we recorded the fair value of the derivative liability of approximately $797,000 as a charge in our statement of operations.

Gain or Loss from Change in Fair Value of Derivative Liability. During the year ended December 31, 2011, we entered into a revolving credit agreement and pursuant to the agreement we recognized the fair value of the embedded beneficial conversion feature as a derivative liability. During the three and six months ended June 30, 2012, we recorded a gain of approximately $127,100 and $113,300, respectively due to the change in fair value of this derivative liability. There was no corresponding transaction for the three or six months ended June 30, 2011.

Effective January 14, 2011, the holders of our 10% convertible debentures agreed to certain amendments to the debentures. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these debentures remained outstanding, we would issue a warrant based on a predetermined calculation. Since it was probable that we would issue these warrants at each month-end through the amended maturity date, we calculated the fair value of the warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, accordingly changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. During the three and six months ended June 30, 2012, we recorded a gain in the change in fair value of the derivative liability of approximately $2,500 and $13,300, respectively as a charge in our statement of operations. During the three and six months ended June 30, 2011, we recorded a gain in the change in fair value of the derivative liability of approximately $48,200 and $359,600, respectively as a charge in our statement of operations.

Income Taxes . We have unused net operating loss carry forwards, which included losses incurred from inception through June 30, 2012. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through June 30, 2012 has been recorded.

Liquidity, Capital Resources and Plan of Operations

At June 30, 2012 we had $5.8 million in current assets and $7.7 million in current liabilities resulting in a working capital deficit of $1.9 million. This compares to working capital deficit of approximately $112,000 million at December 31, 2011.

We used $2.5 million in our operating activities during the six months ended June 30, 2012. We recorded approximately $570,500 in non-cash transactions, consisting of depreciation and amortization, amortization of debt and preferred stock discounts, changes in fair value of derivative liabilities and share-based compensation expense during the period. To offset a scheduled shut down of a manufacturing line at one of our contract manufacturers, we invested approximately $829,300 in additional inventory.

To increase production capacity, we purchased property and equipment of approximately $848,100 during the six months ended June 30, 2012. We anticipate purchasing additional property and equipment as we continue to expand our manufacturing capacity. We spend between $0.7 million and $1.0 million to have a typical production line made, delivered and installed.

Upon maturity in January 2012, we repaid principal of $172,500 and accrued interest on our 8.75% convertible debenture. During May 2012, the outstanding balance of $466,000 on our revolving credit agreement was repaid in full. In addition, upon maturity in June 2012, we repaid the $600,000 of principal on our 10% convertible debentures.

Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

During the three months ended June 30, 21012 we entered into a Memorandum of Understanding (the “MOU”) with certain investors. Pursuant to the MOU, we issued the investors demand promissory notes in the aggregate principal amount of $5,000,001.  Interest accrues on the unpaid principal balance of the demand promissory notes at a rate of 8.00% per annum. The principal balance of the demand promissory notes, together with accrued and unpaid interest, is due and payable at any time after June 30, 2012 on demand. Pursuant to the terms of the MOU, we agreed to use commercially reasonable efforts to negotiate and execute definitive agreements pursuant to which the investors shall severally purchase an aggregate of $10,000,000 of convertible debt from us, $5,000,001 of which will be paid for by converting the outstanding principal balance of the demand promissory notes, and $5,000,000 of which will be paid for in cash on December 1, 2012.

Our ability to redeem our convertible preferred stock when, and if, redeemed by the holders, pay principal and interest on our demand promissory notes and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At June 30, 2012, we had a working capital deficit of $1.9 million, a stockholders’ deficit of $5.9 million and have accumulated losses to date of $32.8 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations.

Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our demand promissory notes and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of June 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2012, we issued warrants to purchase 100,005 shares of our common stock at a weighted average exercise price of $0.60 per share, to debenture holders pursuant to the amended terms of our 10% convertible debentures due in June 2012. The warrants had a fair value of approximately $38,100 at the date of grant based on the Black-Scholes pricing model, which was credited to common stock upon issuance.

Pursuant to the terms of our 10% convertible preferred stock, during March 2012 we issued warrants to purchase 3,761,365 shares of our common stock at a weighted average exercise price of $1.00 per share. The fair value of the warrants was $1.9 million, representing the fair value of the derivative liability of the warrants immediately before issuance.

In April 2012, we issued 286,251 shares of common stock as payment of, in lieu of cash, the dividends on our 10% convertible preferred stock accrued at March 31, 2012, with a fair value at date of issue of $171,751.

In May 2012, we issued 10,000 shares of common stock to an employee upon termination pursuant to terms of an employment letter, with a value on date of issue of $6,400.

During May 2012, we issued 200,000 shares of common stock upon conversion of 20,000 shares of our 10% convertible preferred stock, with a value of $200,000.

During the three months ended June 30, 2012, we issued warrants to purchase 66,670 shares of our common stock at a weighted average exercise price of $0.60 per share, to debenture holders pursuant to the amended terms of our 10% convertible debentures due in June 2012. The warrants had a fair value of approximately $18,900 at the date of grant based on the Black-Scholes pricing model, which was credited to common stock upon issuance.

We relied upon Section 4 (2) of the Securities Act and Regulation D under the Securities Act in connection with the issuance of the above described securities.

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

Axion International Holdings, Inc.

Date: August 20, 2012	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: August 20, 2012	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

