Form 10-Q/A
period 2012-06-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2012-08-29
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Axion International Holdings, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 20, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes for the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the filing of the Form 10-Q and does not modify or update disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibits:

31.1*	Section 302 Certification of Chief Executive Officer

31.2 *	Section 302 Certification of Principal Financial Officer

32.1 *	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 0-13111), as filed with the Securities and Exchange Commission on August .

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: August 29, 2012	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer