Form 10-Q
period 2012-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2012-11-21
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:     0-13111

AXION INTERNATIONAL HOLDINGS, INC

(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of November 19, 2012 was 27,518,955.

Reliance on Securities Exchange Commission Exemptive Order

Pursuant to Sections 17A and 36 of the Securities and Exchange

Act of 1934

(SEC Release No. 68224 dated November 14, 2012)

The Registrant is relying on Release No. 68224, dated November 14, 2012 (Order under Section 17A and Section 36 of the Securities Exchange Act of 1934 granting exemptions from specified provisions of the Exchange Act and certain rules thereunder) in the filing of this Report on Form 10-Q for the period ended September 30, 2012.

The Registrant was required to file its Report on Form 10-Q for the period ended September 30, 2012 on or before November 14, 2012. The Registrant, its independent public accounting firm and additional consultants were impacted by the effects brought by Hurricane Sandy. The Registrant was not in a position to file this Report on Form 10-Q until November 21, 2012.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,812,916	$1,982,772
Accounts receivable, net of allowance	371,357	701,155
Inventories	2,410,180	1,528,491
Prepaid expenses and deposits	341,949	203,445
Total current assets	4,936,402	4,415,863

Property and equipment, net	1,967,674	1,047,136

Other long-term and intangible assets	68,284	78,997

Total assets	$6,972,360	$5,541,996

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,333,684	$1,175,462
Accrued liabilities	567,076	359,715
Convertible revolving credit agreement, net of discounts	-	160,794
Derivative liability – 8% convertible promissory notes – warrants	300,000	-
Derivative liability – 8% convertible promissory notes – conversion option	720,000	-
Derivative liability – conversion options	-	113,271
Derivative liability – warrants	-	1,875,463
Derivative liability – bonus warrants	-	70,343
Convertible debt	-	772,500
Total current liabilities	2,920,760	4,527,548

Fair value of 10% convertible preferred stock warrants	85,594	487,555
8% convertible promissory notes	5,096,577	-

Total liabilities	8,102,931	5,015,103

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 706,023 and 752,273 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5,863,084	5,520,256
Redeemable common stock, no par value; no shares and 250,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	242,500

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 26,781,378 and 25,007,261 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	26,706,533	24,410,071
Accumulated deficit	(33,700,188)	(29,645,934)
Total stockholders' deficit	(6,993,655)	(5,235,863)
Total liabilities and stockholders' deficit	$6,972,360	$5,541,996

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2012	2011
		(Restated)

Revenue	$800,007	$698,758
Costs of sales	787,078	622,254
Gross margin	12,929	76,504

Operating expenses:
Product development and quality management	320,137	129,771
Marketing and sales	362,851	103,401
General and administrative	581,561	1,273,850
Total operating costs and expenses	1,264,549	1,507,022

Loss from operations	(1,251,620)	(1,430,518)

Other expenses:
Interest expense	108,395	26,714
Amortization of debt discount	-	69,029
Change in fair value of derivative liabilities	(445,684)	2,327,601
Total other expenses	(337,289)	2,423,344

Net loss	(914,331)	(3,853,862)
Accretion of preferred stock dividends and beneficial conversion feature	(438,922)	(207,097)
Net loss attributable to common shareholders	$(1,353,253)	$(4,060,959)

Weighted average common shares - basic and diluted	26,766,317	24,715,584

Basic and diluted net loss per share	$(0.05)	$(0.16)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited),

	2012	2011
		(Restated)

Revenue	$4,892,802	$2,187,379
Costs of sales	4,828,647	2,102,515
Gross margin	64,155	84,864

Operating expenses:
Product development and quality management	883,979	296,408
Marketing and sales	749,913	167,076
General and administrative	2,788,381	5,160,523
Total operating costs and expenses	4,422,273	5,624,007

Loss from operations	(4,358,118)	(5,539,143)

Other expenses:
Interest expense	241,944	123,818
Amortization of debt discount	373,553	436,457
Loss on debt extinguishment	-	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185
Change in fair value of derivative liabilities	(919,361)	1,968,040
Total other expenses	(303,864)	4,675,500

Net loss	(4,054,254)	(10,214,643)
Accretion of preferred stock dividends and beneficial conversion feature	(1,262,126)	(414,653)
Net loss attributable to common shareholders	$(5,316,380)	$(10,629,296)

Weighted average common shares - basic and diluted	26,157,795	24,091,129

Basic and diluted net loss per share	$(0.20)	$(0.44)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2012 THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2012 (Restated)	25,007,261	$24,410,071	$(29,645,934)	$(5,235,863)

Shares issued upon conversion of 10% convertible preferred stock	462,500	462,500		462,500
Shares issued for dividend payments	926,617	525,144		525,144
Share-based compensation	135,000	395,947		395,947
Bonus warrants granted		57,034		57,034
Reclassification of previously redeemable common shares	250,000	242,500		242,500
Dividend on 10% convertible preferred stock		(519,020)		(519,020)
Amortization of beneficial conversion feature of 10% convertible preferred stock		(743,106)		(743,106)
Warrants issued as a result of reset of 10% convertible preferred stock		1,875,463		1,875,463
Net loss			(4,054,254)	(4,054,254)

Balance, September 30, 2012	26,781,378	$26,706,533	$(33,700,188)	$(6,993,655)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	2012	2011
		(Restated)

Cash flow from operating activities:
Net loss	$(4,054,254)	$(10,214,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,163	92,619
Amortization of convertible debt discount	-	298,402
Amortization of preferred stock discount	68,346	138,057
Amortization of revolving credit agreement discount	305,206	-
Change in fair value of derivative liability - 8% notes warrants	(127,888)	-
Change in fair value of derivative liability - 8% notes conversion option	(262,932)	-
Change in fair value of 10% convertible preferred stock warrants	(401,961)	487,555
Change in fair value of derivative liability - warrants	-	2,396,300
Change in fair value of derivative liability - conversion option	(113,271)	-
Loss on debt extinguishment	-	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185
Change in fair value of derivative liability - bonus warrants	(13,309)	(428,260)
Share-based compensation	395,947	2,839,932
Increase in allowance for doubtful accounts	86,665	-
Changes in operating assets and liability:
Accounts receivable	243,133	(515,217)
Inventories	(881,689)	(1,452,977)
Prepaid expenses and deposits	(127,791)	(114,799)
Accounts payable	158,222	140,573
Accrued liabilities	335,880	89,445
Net cash used in operating activities	(4,299,533)	(4,095,828)

Cash flows from investing activities:
Purchase of property and equipment	(1,010,701)	(833,182)
Net cash used in investing activities	(1,010,701)	(833,182)

Cash flows from financing activities:
Proceeds from issuance of demand promissory notes	5,000,001	-
Proceeds from issuance of 8% convertible promissory notes, net	1,378,877	-
Proceeds from issuance of 10% convertible preferred stock, net	-	6,769,389
Issuance of common stock, net of expenses	-	200
Proceeds from short term notes	-	100,758
Repayments of convertible debt	(772,500)	-
Repayment of revolving credit agreement	(466,000)	-
Repayment of short term notes	-	(63,103)
Net cash provided by financing activities	5,140,378	6,807,244

Net (decrease) increase in cash	(169,856)	1,878,234
Cash and cash equivalents at beginning of period	1,982,772	785,612
Cash and cash equivalents at end of period	$1,812,916	$2,663,846

Supplemental disclosures of cash flow information:
Cash paid for interest	$113,426	$67,480
Conversion of 10% convertible preferred stock and debt	462,500	462,067
Dividends on 10% convertible preferred stock	519,020	352,032
Fair value of warrants issued on reset of 10% convertible preferred stock	1,875,463	-
Amortization of conversion feature of 10% convertible preferred stock	743,106	62,621
Redeemable common stock reclassified to permanent equity	242,500	-
Bonus warrants granted	57,034	187,022
Fair value of warrants issued with 8% convertible promissory notes	427,888	-
Fair value of conversion option of 8% convertible promissory notes	982,932	-

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC.

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

Our property and equipment is comprised of the following:

	September 30, 2012	December 31, 2011
Property, equipment, and leasehold improvements, at cost:
Equipment	$13,754	$13,754
Machinery and equipment	2,561,083	1,618,701
Purchased software	125,673	56,404
Furniture and fixtures	13,090	14,040
	2,713,600	1,702,899
Less accumulated depreciation	(745,926)	(655,763)
Net property and leasehold improvements	$1,967,674	$1,047,136

Depreciation expense included as a charge to costs of sales and general and administrative expenses for the three months ended September 30, 2012 and 2011 was $16,972 and $22,915, respectively and for the nine months ended September 30, 2012 and 2011 was $90,163 and $92,619, respectively.

(d)         Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  During the three months ended September 30, 2012, we did not increase our reserve for receivables we determined we may not collect in full. As of September 30, 2012 and December 31, 2011, we provided an allowance of $119,396 and $32,731, respectively for doubtful accounts.

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

(h)         Derivative Instruments

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We use Monte Carlo simulation, Black-Scholes and other models, as appropriate to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

(i)          Share-Based Compensation

We record share-based compensation for transactions in which we exchange our equity instruments for services of employees, consultants and others based on the fair value of the equity instruments issued at the date of grant or other measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable. Options issued to consultants are re-measured as they vest each reporting period and the resulting value is recognized as an adjustment against our net loss over the period during which the services are received.

(j)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of the potential dilution of outstanding options, warrants, and convertible preferred stock and debt on our common stock as determined using the treasury stock method. For the three and nine months ended September 30, 2012 and 2011, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of September 30, 2012, we have approximately 56.4 million potential common shares issuable under our convertible instruments, warrants and stock option agreements.

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

(l)          Concentration of Credit Risk

We maintain our cash within two major U.S. domestic banks. The amount held within one of these banks exceeds the insured limits from time to time and was approximately $1.7 million at September 30, 2012.  We have not incurred losses related to these deposits.  Our accounts receivable balance as of September 30, 2012 of approximately $371,400 consists of amounts due from a limited number of customers.

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

(o)       Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At September 30, 2012, we had working capital of $2.0 million, a stockholders’ deficit of $7.0 million and have accumulated losses to date of $33.7 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations.  We continue to seek additional means of financing to fund our business plan, but there is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

In addition, since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. The bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. (See Note 7.)

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 incorporates corrections made in response to the accounting errors described above by restating our consolidated balance sheet as of December 31, 2011 and our consolidated financial statements presented herein for the comparative periods of September 30, 2011.

Effect on Consolidated Balance Sheet

December 31, 2011

	As Previously
	Reported on
	Form 10-K/A	Adjustments		Restated

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,175,462			$1,175,462
Accrued liabilities	359,715			359,715
Convertible revolving credit facility, net of discounts	160,794			160,794
Derivative liability - conversion option	113,271			113,271
Derivative liability - warrants	1,875,463			1,875,463

Derivative liability - bonus warrants	-	797,185	(e)	70,343
		(492,111	)(f)
		(234,731	)(g)

Convertible debt	566,785	600,000	(a)	772,500
		(394,285	)(b)

Total current liabilities	4,251,490	276,058		4,527,548

Fair value of 10% convertible preferred stock warrants	487,555			487,555
Total liabilities	4,739,045	276,058		5,015,103

Commitments and contingencies

10% Convertible preferred stock, no par value; authorized 880,000 shares; 752,273 issued and outstanding at December 31, 2011, net of discount	5,520,256			5,520,256
Redeemable common stock, no par value; 250,000 shares issued and outstanding at December 31, 2011	242,500			242,500

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 25,007,261 shares issued and outstanding at December 31, 2011	23,660,071	1,350,000	(d)	24,410,071
		(600,000	)(a)
		(234,731	)(c)
		234,731	(g)

Accumulated deficit	(28,619,876)	(1,350,000	)(d)	(29,645,934)
		394,285	(b)
		(797,185	)(e)
		492,111	(f)
		234,731	(c)

Total stockholders' deficit	(4,959,805)	(276,058)		(5,235,863)
Total liabilities and stockholders' deficit	$5,541,996	$-		$5,541,996

(a) -	to reverse the improper recording of debt discount.
(b) -	to reverse the improper recording of and amortization of debt discount.
(c) -	to reverse the improper recording of the fair value of bonus warrants at issuance.
(d) -	to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt at the amendment date.
(e) -	to record the fair value of the bonus warrants as of the amendment date as a component of the reacquisition price of the new debt.
(f) -	to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants at period end.
(g) -	to record the fair value of bonus warrants at date of issuance.

Effect on Consolidated Statement of Operations

for the Three Months Ended September 30, 2011

	As Previously
	Reported on
	Form 10-Q/A	Adjustments		Restated

Loss from operations	$(1,430,518)			$(1,430,518)

Other expenses:
Interest expense	26,714			26,714
Amortization of debt discounts	244,858	(102,857	)(a)	69,029
		(72,972	)(b)

Change in fair value of derivative liabilities	2,396,300	(68,699	)(c)	2,327,601
Total other expenses	2,667,872	(244,528)		2,423,344

Net loss	(4,098,390)	244,528		(3,853,862)
Accretion of preferred dividends and beneficial conversion feature	(207,097)			(207,097)
Net loss attributable to common shareholders	$(4,305,487)	$244,528		$(4,060,959)

Weighted average common shares - basic and diluted	24,715,584	24,715,584		24,715,584
Basic and diluted net loss per share	$(0.17)	$0.01		$(0.16)

(a) -	to reverse the improper amortization of debt discount.
(b) -	to reverse the impact of the improper recording of the fair value of the Bonus Warrants upon issuance.
(c) -	to recognize the gain on the change in the fair value of the derivative liability associated with the Bonus Warrants at period end.

Effect on Consolidated Statement of Operations

for the Nine Months Ended September 30, 2011

	As Previously
	Reported on
	Form 10-Q/A	Adjustments		Restated

Loss from operations	$(5,539,143)			$(5,539,143)

Other expenses:
Interest expense	123,818			123,818
Amortization of debt discounts	914,907	(291,428	)(a)	436,457
		(187,022	)(b)

Loss on debt extinguishment		1,350,000	(c)	1,350,000
Fair value of bonus warrants at debt extinguishment		797,185	(d)	797,185
Change in fair value of derivative liabilities	2,396,300	(428,260	)(e)	1,968,040
Total other expenses	3,435,025	1,240,475		4,675,500

Net loss	(8,974,168)	(1,240,475)		(10,214,643)
Accretion of preferred dividends and beneficial conversion feature	(414,653)			(414,653)
Net loss attributable to common shareholders	$(9,388,821)	$(1,240,475)		$(10,629,296)

Weighted average common shares - basic and diluted	24,091,129	24,091,129		24,091,129
Basic and diluted net loss per share	$(0.39)	$(0.05)		$(0.44)

(a) -	to reverse the improper amortization of debt discount.
(b) -	to reverse the impact of the improper recording of the fair value of the Bonus Warrants upon issuance.
(c)-	to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt at the amendment date.
(d)-	to record the fair value of the bonus warrants as of the amendment date as a component of the reacquisition price of the new debt.
(e)-	to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants at period end.

Effect on Consolidated Statement of Cash Flows

for the Nine Months Ended September 30, 2011

	As Previously
	Reported on
	Form 10-Q/A	Adjustments		Restated

Cash flow from operating activities:
Net income (loss)	$(8,974,168)	$(1,240,475)		$(10,214,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	589,830	(291,428	)(a)	298,402
Loss on debt extinguishment	-	1,350,000	(b)	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185	(c)	797,185
Change in fair value of derivative liabilities - Bonus Warrants	-	(428,260	)(e)	(428,260)
Share-based compensation	3,026,954	(187,022	)(d)	2,839,932

Net cash used in operating activities	$(4,095,828)	$-		$(4,095,828)

(a) -	to reverse the improper amortization of debt discount.
(b) -	to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt, at amendment date.
(c) -	to record the fair value of the bonus warrants as of the amendment date as a component of the reacuisition price of the new debt.
(d) -	to reverse the impact of the improper recording of the fair value of the bonus warrants upon issuance.
(e) -	to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants at period end.

Effect on Consolidated Balance Sheet

September 30, 2011

	As Previously
	Reported on
	Form 10-Q/A	Adjustments		Restated

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,097,637			$1,097,637
Accrued liabilities	275,608			275,608
Notes payable	50,640			50,640
Derivative liability - warrants	2,396,300			2,396,300

Derivative liability - bonus warrants	-	797,185	(e)	181,903
		(428,260	)(f)
		(187,022	)(g)

Convertible debt	463,928	600,000	(a)	772,500
		(291,428	)(b)

Total current liabilities	4,284,113	490,475		4,774,588

Fair value of 10% convertible preferred stock warrants	487,555			487,555
Total liabilities	4,771,668	490,475		5,262,143

Commitments and contingencies

10% Convertible preferred stock, no par value; authorized 880,000 shares; 759,773 shares issued and outstanding at September 30, 2011, net of discount	6,594,341			6,594,341

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 24,947,261 shares issued and outstanding at September 30, 2011	22,256,845	1,350,000	(d)	23,006,845
		(600,000	)(a)
		(187,022	)(c)
		187,022	(g)

Accumulated deficit	(27,656,776)	(1,350,000	)(d)	(28,897,251)
		291,428	(b)
		(797,185	)(e)
		428,260	(f)
		187,022	(c)

Total stockholders' deficit	(5,399,931)	(490,475)		(5,890,406)
Total liabilities and stockholders' deficit	$5,966,078	$-		$5,966,078

(a) -	to reverse the improper recording of debt discount.
(b) -	to reverse the improper amortization of debt discount.
(c) -	to reverse the improper recording of the fair value of bonus warrants at issuance.
(d) -	to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt at the amendment date.
(e) -	to record the fair value of the bonus warrants as of the amendment date as a component of the reacquisition price of the new debt.
(f) -	to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants at period end.
(g) -	to record the fair value of bonus warrants at date of issuance.

Note 3 – Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials and finished products. No material adjustment has been made to the cost of finished products inventories as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

Finished products	$2,016,126	$1,032,798
Production materials	394,054	495,693
Total inventories	$2,410,180	$1,528,491

Since we engage third-party contract manufacturers to produce our finished products, and in certain situations we provide them the raw materials, our inventories at September 30, 2012 and December 31, 2011 are located at the third-party contract manufacturing locations. We believe we carry adequate insurance for loss on this inventory.

Note 4 - Accrued Liabilities

The components of accrued liabilities are:

	September 30, 2012	December 31, 2011
Royalties	$441,246	$239,129
Payroll	28,209	54,325
Interest	45,591	-
Miscellaneous	52,030	66,261
Total accrued liabilities	$567,076	$359,715

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

The fair value at issuance of the shares given as consideration and the fair value of the beneficial conversion feature were recorded as a discount to the outstanding Loan, and the discount was scheduled to be amortized over the contractual term of the Agreement through September 30, 2012. Since we repaid the outstanding principal and terminated the Agreement during the three months ended June 30, 2012, which was earlier then the scheduled maturity date, we amortized the remaining discounts during the three months ended June 30, 2012, also. During the nine months ended September 30, 2012, we amortized $305,206 of the discount to other expenses in our statement of operations.

Upon termination of the Agreement during the three months ended June 30, 2012, the 250,000 shares of common stock were reclassified to permanent equity.

Note 6 - Derivative Liabilities

8% Convertible Promissory Notes – Conversion Option and Warrant

During the three months ended September 30, 2012, we issued 8% convertible promissory notes (the “8% Notes”) see Note 7. The 8% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes, into shares of our common stock. The 8% Notes were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option and warrant derivative liabilities on the dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 8% Notes.

The fair value of the conversion option derivative liability on the dates of issuance and on September 30, 2012 was approximately $982,900 and $720,000, respectively. The decrease in fair value of approximately $262,900 was recorded as a change in derivative liability in the statement of operations during the three months ended September 30, 2012.

The fair value of the warrants derivative liability on the dates of issuance and on September 30, 2012 was approximately $427,900 and $300,000, respectively. The decrease in fair value of approximately $127,900 was recorded as a change in derivative liability in the statement of operations.

The estimated fair values of the conversion option and the warrant derivative liabilities, were computed by a third party using Monte Carlo simulation models based on the following assumptions:

	At Issuances	September 30, 2012

Volatility	50.0%	50.0%
Risk-free interest rate	0.4%	0.3%
Dividend yield	0.0%	0.0%
Expected life	3.0 years	2.9 years

Convertible Revolving Credit Agreement – Conversion Option

The convertible revolving credit agreement, see Note 5 (the “Agreement”) entered into during the year ended December 31, 2011 met the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument was comprised of a (i) a debt instrument, as the host contract and (ii) an option to convert the debt outstanding under the revolving credit agreement into shares of our common stock, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the shares of our common stock. The embedded derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value.

We determined the fair value of the embedded derivative and recorded it as a discount to the debt and a derivative liability on the date of issue. The discount was amortized to other expenses over the initial term of the Agreement and the unamortized discount at repayment of principal and termination of the Agreement during the three months ended June 30, 2012 was charged to our statement of operations.

The embedded derivative did not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the embedded derivative were immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. For the nine months ended September 30, 2012, we recognized a gain on the change in fair value of this derivative liability of approximately $113,300 in our statement of operations.

10% Convertible Preferred Stock – Warrants

The 10% convertible preferred stock (see Note 8) issued during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument is comprised of a (i) a preferred stock, as the host contract, (ii) a warrant to purchase shares of our common stock to be issued if a certain revenue milestone was not achieved (the “Make Good Warrant”), as an embedded derivative liability and (iii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not known, ASC 815 requires the fair value of the Make Good Warrants be recorded as a derivative liability at issuance and any change in fair value be recognized in current earnings. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying host contract.

The Make Good Warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. At the date of issuance in March and April 2011, we determined the fair value of the Make Good Warrant derivative to be insignificant and did not record a charge to Common Stock and a credit to the derivative liability. Subsequently in 2011, when it became probable that the revenue milestone would not be met, we recorded the derivative liability at fair value of $1.9 million. Since we did not achieve the revenue milestone for the year ended December 31, 2011, we were required to issue the Make Good Warrants, and accordingly once issued, the derivative liability associated with the Make Good Warrants was satisfied and the related derivative liability was reduced to zero. During the three months ended March 31, 2012, we credited Common Stock for the issuance of these warrants for the fair value of the derivative liability of approximately $1.9 million.

10% Convertible Debenture – Bonus Warrants

Effective January 14, 2011, the holders of our 10% convertible debentures (“Debentures”), agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these Debentures remained outstanding, we would issue a bonus warrant exercisable for three years for a number of shares of our common stock equal to the 5% of the outstanding principal, divided by $0.90. These bonus warrants are exercisable at $0.90 per share.

Since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. The bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815 and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. During the nine months ended September 30, 2012, we recorded approximately $13,300 of gain in the fair value of the derivative liability. Upon issuance of the bonus warrants during the nine months ended September 30, 2012, we credited additional paid-in capital for approximately $57,000.

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible redeemable preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. The fair value of the warrant liability at September 30, 2012 was approximately $85,600, and we recognized a charge to our statement of operations for the change in fair value of the warrant liability during the three and nine months ended September 30, 2012 of approximately $54,900 and $402,000, respectively.

Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liability recorded at fair value in the balance sheet as of September 30, 2012 and December 31, 2011 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of September 30, 2012
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Derivative liability – 8% convertible promissory notes – conversion option	$-	$-	$720,000	$720,000
Derivative liability – 8% convertible promissory notes – warrants	-	-	300,000	300,000
Placement agent warrants	-	-	85,594	85,594
Total	$-	$-	$1,105,594	$1,105,594

	As of December 31, 2011 (Restated)
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Derivative liability – conversion option	$-	$-	$113,271	$113,271
Derivative liability – warrants	-	-	1,875,463	1,875,463
Derivative liability – bonus warrants	-	-	70,343	70,343
Placement agent warrants	-	-	487,555	487,555
Total	$-	$-	$2,546,632	$2,546,632

The following tables are a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

	8% Note
	Conversion Option	Warrants	Conversion Option	Warrants	Bonus Warrants	Placement Agent Warrants

Beginning balance as of January 1, 2012	$-	$-	$113,271	$1,875,463	$70,343	$487,555
Fair value of derivative liability	982,932	427,888	-	-	-	-
Change in fair value	(262,932)	(127,888)	(113,271)	-	(13,309)	(401,961)
Credited to common stock upon issuance of warrants	-	-	-	(1,875,463)	(57,034)	-
Ending balance as of September 30, 2012	$720,000	$300,000	$-	$-	$-	$85,594

	Conversion Option	Warrants	Bonus Warrants	Placement Agent Warrants

Beginning balance as of January 1, 2011	$-	$-	$-	$-
Fair value of derivative liability	118,663	-	797,185	487,555
Change in fair value	(5,392)	1,875,463	(492,111)	-
Credited to common stock upon issuance of warrants	-	-	(234,731)	-
Ending balance as of December 31, 2011	$113,271	$1,875,463	$70,343	$487,555

Note 7 - Convertible Debt

The components of debt are summarized as follows.

	Due	September 30, 2012	December 31, 2011 (Restated)
8% convertible promissory notes	August 2017	$5,128,520	$-
8% convertible promissory notes	September 2017	1,500,000	-
8.75% convertible debenture	January 2012	-	172,500
10% convertible debentures	June 2012	-	600,000
Subtotal - principal		$6,628,520	$772,500
Less debt discount		(1,531,943)	-
Subtotal – net of debt discount		5,096,577	772,500
Less current portion		-	(772,500)
Total – long term debt		$5,096,577	$-

8% Convertible Promissory Notes

During the three months ended June 30, 2012 we entered into a Memorandum of Understanding (the “MOU”) with Melvin Lenkin, Samuel Rose and others (collectively the “Investors”). Pursuant to the MOU, we issued to the Investors demand promissory notes (collectively, the “Demand Notes”) in the aggregate principal amount of $5,000,001.  Interest accrued on the unpaid principal balance of the Demand Notes at a rate of 8.00% per annum. The principal balance of the Demand Notes, together with accrued and unpaid interest, was due and payable at any time after June 30, 2012 on demand. Pursuant to the terms of the MOU, the Company and the Investors agreed to use commercially reasonable efforts to negotiate and execute definitive agreements pursuant to which the Investors would purchase an aggregate of $10,000,000 of 8% convertible promissory notes from the Company, $5,000,000 of which was paid for by converting the outstanding principal balance of the Demand Notes, and $5,000,000 of which will be paid for in cash, in one or multiple closings by early December 2012.

On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with the Investors, pursuant to which, we issued and sold to the Investors an aggregate principal amount of $5,128,520 of our 8.0% convertible promissory notes (the “ August Notes”) which are initially convertible into shares of our common stock, no par value (the “Common Stock”), at a conversion price equal to $0.40 per share of Common Stock, subject to adjustment as provided on the terms of the August Notes, and associated warrants (the “August Warrants”) to purchase, in the aggregate, 12,821,302 shares of Common Stock, subject to adjustment as provided on the terms of the August Warrants. In consideration for the issuance of the August Notes and the August Warrants, the Investors converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under our Demand Notes.

On September 28, 2012, pursuant to the Purchase Agreement, we issued and sold to the Investors an aggregate principal amount of $1,500,000 of our 8% convertible promissory notes (the “September Notes”) which are initially convertible into shares of our Common Stock, at a conversion price equal to $0.40 per share of Common Stock, subject to adjustment as provided on the terms of the September Notes, and associated warrants (the “September Warrants”) to purchase, in the aggregate, 3,750,000 shares of Common Stock, subject to adjustment as provided on the terms of the September Warrants. In consideration for the issuance of the September Notes and the September Warrants, the Investors paid us cash in the aggregate amount of $1,500,000.

The August Notes and the September Notes (in the aggregate, the “Notes”), including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the Notes). We may prepay the Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the Notes at a rate of 8.0% per annum, payable during the first three years that the Notes are outstanding in shares of Common Stock, valued at the weighted average price of a share of Common Stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the Notes. During the fourth and fifth years that the Notes are outstanding, interest that accrues under the Notes shall be payable in cash.

The August Warrants and the September Warrants (in the aggregate, the “Warrants”) are exercisable at an exercise price of $0.60 per share of Common Stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of Common Stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the Note to which the applicable Warrant is related has been repaid in full.

In connection with the entry into the Purchase Agreement, pursuant to the terms thereof, on August 24, 2012, (i) we granted to the Investors certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) we granted a security interest and lien in all of our assets and rights to the Investors to secure our obligations under the Notes.

The issuance costs of approximately $121,100, plus the fair values of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the Notes. The fair value of the conversion option derivative liability on the date of issuance was approximately $982,900. The fair value of the warrants derivative liability on the date of issuance was approximately $427,900. (See Note 6 for further discussion of these derivative liabilities.) This debt discount will be amortized to other expenses in our statement of operations over the initial term of the 8% Notes.

8.75% Convertible Debenture

At maturity on January 31, 2012, we repaid the full principal of $172,500 plus accrued interest on our 8.75% convertible debenture.

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

In addition, since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. The bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815 and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations (see Note 6). During the six months ended June 30, 2012, we recorded approximately $13,300 of gain in the fair value of the derivative liability.

The principal of $600,000 and accrued interest were repaid during the three months ended June 30, 2012, upon maturity.

 Note 8 - 10% Convertible Redeemable Preferred Stock

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

Pursuant to the terms of the Preferred Stock, since our net revenues for the twelve months ended December 31, 2011 were less than $10 million as reported in our audited financial statements, (i) the holders of our Preferred Stock received a warrant to purchase approximately 3.8 million shares of our common stock (the “Make Good Warrants”) and (ii) the Conversion Rate of the Preferred Stock was adjusted to $1.00, subject to adjustments for stock splits and stock dividends (the issuance of the Make Good Warrants and the adjustment to the Conversion Rate is referred to as the “Make Good Adjustment”). The Make Good Warrants are still outstanding at September 30, 2012, expire December 31, 2015 and have an initial exercise price of $1.00 per share and provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a beneficial conversion feature to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good Adjustment of the Conversion Rate to $1.00, at December 31, 2011 the beneficial conversion feature was recalculated as if the $1.00 Conversion Rate was in affect at issuance, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts are amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to a deficit in retained earnings and during the three and nine months ended September 30, 2012, we amortized approximately $268,400 and $743,100, respectively to additional paid-in capital. At September 30, 2012, the unamortized Preferred Stock discount balance was approximately $1.4 million.

During the three and nine months ended September 30, 2012, we issued 200,000 and 462,500 shares of our common stock, respectively upon conversion of 20,000 and 46,250 shares of our Preferred Stock, respectively.

As of September 30, 2012, we may be required to issue 7.1 million shares of our common stock if the remaining holders of our Preferred Stock elect to convert.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

As of September 30, 2012 we accrued dividends on the Preferred Stock in the amount of approximately $170,500. The accrued dividends will be paid, in lieu of cash, with approximately 474,000 shares of common stock, which were issued subsequent to September 30, 2012.

The components of our Preferred Stock are summarized as follows:

	September 30,	December 31,
	2012	2011
Redeemable preferred stock - face value	$7,060,230	$7,522,730
Accrued dividends	170,496	176,620
Unamortized discount	(1,367,642)	(2,179,094)
Redeemable preferred stock, net of discount	$5,863,084	$5,520,256

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our Preferred Stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period (see Note 6).

Note 9 - Stockholder’s Equity

We are authorized to issue up to 100,000,000 shares of common stock, no par value, and up to 2,500,000 shares of preferred stock, no par value. There were 26,781,378 and 25,257,261 shares of common stock issued and outstanding at September 30, 2012 and December 31, 2011, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had outstanding 706,023 and 752,273 shares of 10% convertible preferred stock at September 30, 2012 and December 31, 2011, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

As of September 30, 2012, we had outstanding options, warrants and other convertible securities that, when exercised or converted, could result in the issuance of up to approximately 56.4 million shares of common stock.

Common Stock Issuances for the Nine Months Ended September 30, 2012

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

We paid the June 30, 2012 accrued dividend on our 10% convertible preferred stock with 392,828 shares of our common stock, with a fair value on the effective date of issuance of $176,773.

During July 2012, we issued 200,000 shares of our common stock upon conversion of 20,000 shares of our 10% convertible preferred stock, with a value of $200,000.

Warrants - Common Stock

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders. Such warrants are marked to market at each reporting period.

The following table sets forth our warrant activity during the period presented.

	Nine Months Ended
	September 30, 2012
		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price
Outstanding – January 1, 2012	5,452,141	$1.18
Granted during the period	20,599,342	0.67
Expired during the period	(147,500)	2.25
Exercised during the period	-	-
Outstanding – September 30, 2012	25,903,983	$0.77

Exercisable at end of period	25,759,983	$0.77

For the warrants granted during the nine months ended September 30, 2012, we estimated the fair value of each warrant at the grant date by using various option pricing models with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of between 50.0% and 99.9%, (iii) risk-free interest rates of between 0.3% and 0.6%, and (iv) expected lives of approximately three to four years.

During the three and nine months ended September 30, 2012, we issued warrants to purchase 100,005 and 166,675 shares of our common stock, respectively at a weighted average exercise price of $0.60 to the holders of our 10% convertible debentures pursuant to their amended terms. These warrants had a fair value of approximately $18,900 and $57,000, respectively at the date of grant which was charged to common stock upon issuance.

During the three months ended September 30, 2012, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.45 per share, the market price on the date of issuance. This warrant had a fair market value of approximately $27,700 at the date of grant which was charged to our statement of operations.

During the nine months ended September 30, 2012, we issued warrants to purchase 3,761,365 shares of our common stock at an exercise price of $1.00 to the holders of our 10% convertible preferred stock pursuant to the Make Good Adjustment. The warrants had a fair value at date of grant of $1,875,463 which was based on the Black-Scholes pricing model.

During the three months ended September 30, 2012, pursuant to our 8% convertible promissory notes (see Note 6), we issued warrants to purchase 16,571,302 shares of our common stock at an initial exercise price of $0.60 per share. These warrants had a fair value at the date of issuance of $427,888.

In addition, the fair value of a previously issued warrant which is amortized over a service period spanning multiple reporting periods, was revalued at September 30, 2012. During the three months ended September 30, 2012, we reduced the fair value by approximately $176,100 and recorded a credit in our statement of operations.

Warrants - 10% Convertible Preferred Stock

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value the warrant liability at each reporting date, with any changes in fair value recognized in earnings each reporting period. The fair value of the warrant liability at September 30, 2012 was approximately $85,600, and we recognized a charge to our statement of operations for the change in fair value of the warrant liability during the three and nine months ended September 30, 2012 of approximately $54,900 and $402,000, respectively.

Options – Common Stock

We have two nonqualified stock option plans approved by shareholders with an aggregate of approximately 1.7 million shares remaining available for grant as of September 30, 2012.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

For the nine months ended September 30, 2012, we estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model based on the following assumptions: (i) no dividend yield, (ii) expected volatility of 125%, (iii) risk-free interest rate of 0.9%, and (iv) expected life of five years.

Periodically, we award options which provide the optionee with the right to exercise certain of these options based on the optionee’s achievement of specific performance conditions and the fair value of the option is amortized over the probable performance period. In addition, other options may be awarded that are amortized over a service period encompassing multiple reporting periods and the fair value is amortized over that service period. During the three and nine months ended September 30, 2012, we amortized approximately $47,300 and $426,100, respectively of the fair values of these options to our statement of operations.

The remaining unamortized fair values to be recognized in periods subsequent to September 30, 2012 is approximately $24,500.

The following table summarizes our stock option activity for the period presented:

	Nine Months Ended
	September 30,2012
		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price
Outstanding – January 1, 2012	5,886,261	$1.11
Granted during the period	300,000	0.72
Exercised during the period	-	-
Cancelled during the period	(426,136)	1.11
Outstanding – September 30, 2012	5,760,125	$1.11

Exercisable at September 30, 2012	3,503,567	$1.04

The following table summarizes options outstanding at September 30, 2012:

	Number of Shares Issuable	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
Total shares issuable upon exercise	5,760,125	$1.11	3.4	$290,332
Options exercisable	3,503,567	1.04	3.3	84,583
Options not vested	2,256,558	1.21	3.6	205,749

Note 10 - Business Concentration

During the three and nine months ended September 30, 2012, we sold our products to 12 and 25 customers, respectively with sales of our ECOTRAX rail ties to one customer representing approximately 73% and 65%, respectively of total sales.

Note 11 - Commitments and Contingencies

Operating leases

We lease office space in New Providence, New Jersey pursuant to a three-year lease agreement for office space which provides for current monthly lease payments of approximately $3,800.  These premises serve as our corporate headquarters. The initial term of the lease expires on October 31, 2012 and we have extended the lease for an additional one-year term.  Facility rent expense for this facility totaled approximately $11,300 and $33,900 for the three and nine months ended September 30, 2012, respectively. Future minimum rental payments for the remainder of the initial lease term plus the one-year extension totals approximately $47,000.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents. During the three and nine months ended September 30, 2012, we included in costs of sales approximately $13,200 and $77,900, respectively representing the royalties due Rutgers for the period sales. During the three months ended September 30, 2012, we charged operations approximately $162,100 representing the difference between the minimum royalties due for the nine month period pursuant to the license and what was charged to costs of sales.

We also pay annual membership dues to Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AIMPP, a department of Rutgers.  The membership allows us to use AIMPP for basic research and development at no additional cost, with access to more comprehensive R&D services available to us for fees determined on a per-project basis.

Litigation

In April 2006, we commenced an action against Tonga Partners, L.P. (Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted us summary judgment against Tonga for disgorgement of short-swing profits in the amount of $5.0 million.  The defendants appealed the order granting the summary judgment to the U.S. Court of Appeals for the 2nd Circuit. The three judge panel held in our favor. The defendants petitioned the Court for a full judge review.  The petition was denied.  The defendants have advised that they intend to request the US Supreme Court to accept an appeal of the case.  Until the defendants no longer have any possibility of any further judicial review, we cannot access the cash bond that the defendants posted.

From time to time, we are subject to various other routine litigation incidental to our business. We do not believe that any of these routine legal proceedings would have a material adverse effect on our financial condition or results of operations.

Note 12 - Related Party Transactions

Michael Dodd

Mr. Dodd, who was a member of our board of directors from September 2010 until his resignation in August 2012, is currently serving as the Chief Executive Officer of 3D Global Solutions Inc. (3D).  3D provides professional program management services to governments, corporations and global organizations. During the year ended December 31, 2011, 3D purchased approximately $102,200 of our composite rail ties on terms similar to our other customers and which remains uncollected at September 30, 2012 and we have provided an allowance due to its prospect for collectability. We have initiated legal action in an effort to collect the balance due.

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

Demand Promissory Notes. Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Note at a rate of 8.00% per annum. The principal balance of the Note, together with accrued and unpaid interest, was due and payable at any time after June 30, 2012 on demand, and was cancelled when the balance was converted into our 8% convertible promissory note on August 24, 2012.

8% Convertible Promissory Notes. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, pursuant to which, we issued and sold to him an aggregate principal amount of $1,709,260 of our 8.0% convertible promissory notes (the “August Note”) which is initially convertible into shares of our common stock, no par value (the “Common Stock”), at a conversion price equal to $0.40 per share of Common Stock, subject to adjustment as provided on the terms of the August Note, and associated warrant (the “August Warrant”) to purchase, in the aggregate, 4,273,150 shares of Common Stock, subject to adjustment as provided on the terms of the August Warrant. In consideration for the issuance of the August Note and the August Warrant, Mr. Rose converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under our Demand Note.

On September 28, 2012, pursuant to the Purchase Agreement, we issued and sold to Mr. Rose an aggregate principal amount of $500,000 of our Note (the “September Note”) which is initially convertible into shares of our Common Stock, at a conversion price equal to $0.40 per share of Common Stock, subject to adjustment as provided on the terms of the September Note, and associated warrant (the “September Warrant”) to purchase, in the aggregate, 1,250,000 shares of Common Stock, subject to adjustment as provided on the terms of the September Warrant. In consideration for the issuance of the September Note and the September Warrant, Mr. Rose paid us cash in the aggregate amount of $500,000.

The August Note and September Note (together, the “Notes”), including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the Notes). We may prepay the Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the Notes at a rate of 8.0% per annum, payable during the first three years that the Notes are outstanding in shares of Common Stock, valued at the weighted average price of a share of Common Stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the Notes. During the fourth and fifth years that the Notes are outstanding, interest that accrues under the Notes shall be payable in cash.

The August Warrant and September Warrant (together, the “Warrants”) are exercisable at an exercise price of $0.60 per share of Common Stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of Common Stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the Note to which the applicable Warrant is related has been repaid in full.

In connection with the entry into the Purchase Agreement, pursuant to the terms thereof, on August 24, 2012, (i) we granted to Mr. Rose certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) we granted a security interest and lien in all of our assets and rights to Mr. Rose to secure our obligations under the Notes.

Melvin Lenkin

Melvin Lenkin beneficially owns in excess of 5% of our outstanding stock.

Demand Promissory Notes. Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Lenkin and several other investors. Pursuant to the MOU, we issued to Mr. Lenkin a demand promissory note (the “Demand Note”) in the principal amount of $1,426,667.  Interest accrued on the unpaid principal balance of the Note at a rate of 8.00% per annum. The principal balance of the Demand Note, together with accrued and unpaid interest, was due and payable at any time after June 30, 2012 on demand, and was cancelled when the balance was converted into our 8% convertible promissory note on August 24, 2012.

8% Convertible Promissory Notes. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Lenkin, pursuant to which, we issued and sold to him an aggregate principal amount of $1,463,443 of our 8.0% convertible promissory notes (the “August Note”) which is initially convertible into shares of our common stock, no par value (the “Common Stock”), at a conversion price equal to $0.40 per share of Common Stock, subject to adjustment as provided on the terms of the August Note, and associated warrant (the “August Warrant”) to purchase, in the aggregate, 3,658,609 shares of Common Stock, subject to adjustment as provided on the terms of the August Warrant. In consideration for the issuance of the August Note and the August Warrant, Mr. Lenkin converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under our Demand Note.

On September 28, 2012, pursuant to the Purchase Agreement, we issued and sold to Mr. Lenkin an aggregate principal amount of $637,000 of our Note (the “September Note”) which is initially convertible into shares of our Common Stock, at a conversion price equal to $0.40 per share of Common Stock, subject to adjustment as provided on the terms of the September Note, and associated warrant (the “September Warrant”) to purchase, in the aggregate, 1,592,500 shares of Common Stock, subject to adjustment as provided on the terms of the September Warrant. In consideration for the issuance of the September Note and the September Warrant, Mr. Lenkin paid us cash in the aggregate amount of $637,000.

The August Note and September Note (together, the “Notes”), including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the Notes). We may prepay the Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the Notes at a rate of 8.0% per annum, payable during the first three years that the Notes are outstanding in shares of Common Stock, valued at the weighted average price of a share of Common Stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the Notes. During the fourth and fifth years that the Notes are outstanding, interest that accrues under the Notes shall be payable in cash.

The August Warrant and September Warrant (together, the “Warrants”) are exercisable at an exercise price of $0.60 per share of Common Stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of Common Stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the Note to which the applicable Warrant is related has been repaid in full.

In connection with the entry into the Purchase Agreement, pursuant to the terms thereof, on August 24, 2012, (i) we granted to Mr. Lenkin certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) we granted a security interest and lien in all of our assets and rights to Mr. Lenkin to secure our obligations under the Notes.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock, and was appointed to our board of directors on September 11, 2012 pursuant to the terms of our Note Purchase Agreement (the “Purchase Agreement”) entered into on August 24, 2012.

Demand Promissory Notes. Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Kronstadt and several other investors. Pursuant to the MOU, we issued to Mr. Kronstadt a demand promissory note (the “Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Note at a rate of 8.00% per annum. The principal balance of the Demand Note, together with accrued and unpaid interest, was due and payable at any time after June 30, 2012 on demand, and was cancelled when the balance was converted into our 8% convertible promissory note on August 24, 2012.

8% Convertible Promissory Notes. On August 24, 2012, pursuant to the Purchase Agreement, we issued and sold to Mr. Kronstadt an aggregate principal amount of $1,709,630 of our 8.0% convertible promissory notes (the “August Note”) which is initially convertible into shares of our common stock, no par value (the “Common Stock”), at a conversion price equal to $0.40 per share of Common Stock, subject to adjustment as provided on the terms of the August Note, and associated warrant (the “August Warrant”) to purchase, in the aggregate, 4,274,075 shares of Common Stock, subject to adjustment as provided on the terms of the August Warrant. In consideration for the issuance of the August Note and the August Warrant, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under our Demand Note.

On September 28, 2012, pursuant to the Purchase Agreement, we issued and sold to Mr. Kronstadt an aggregate principal amount of $333,000 of our Note (the “September Note”) which is initially convertible into shares of our Common Stock, at a conversion price equal to $0.40 per share of Common Stock, subject to adjustment as provided on the terms of the September Note, and associated warrant (the “September Warrant”) to purchase, in the aggregate, 832,500 shares of Common Stock, subject to adjustment as provided on the terms of the September Warrant. In consideration for the issuance of the September Note and the September Warrant, Mr. Kronstadt paid us cash in the aggregate amount of $333,000.

The August Note and September Note (together, the “Notes”), including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the Notes). We may prepay the Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the Notes at a rate of 8.0% per annum, payable during the first three years that the Notes are outstanding in shares of Common Stock, valued at the weighted average price of a share of Common Stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the Notes. During the fourth and fifth years that the Notes are outstanding, interest that accrues under the Notes shall be payable in cash.

The August Warrant and September Warrant (together, the “Warrants”) are exercisable at an exercise price of $0.60 per share of Common Stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of Common Stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the Note to which the applicable Warrant is related has been repaid in full.

In connection with the entry into the Purchase Agreement, pursuant to the terms thereof, on August 24, 2012, (i) we granted to Mr. Kronstadt certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) we granted a security interest and lien in all of our assets and rights to Mr. Kronstadt to secure our obligations under the Notes.

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

In late 2010, we commenced the sales and marketing of our products. Having completed a number of commercially engineered solution projects over the past several years, we began concentrating our activities from proof-of-concept to a strategically focused, sales-oriented growth company. Over the past several years, our activities centered upon advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our ECOTRAX rail products to mass markets globally and starting in late 2011 through and into this year, we’ve been developing and have been implementing a sales strategy for our STRUXURE building products to include other public- and private-sector buyers. In certain markets, our sales cycle can be rather long as the customer may require an internal testing phase before placing a larger order which we’ve encountered with our ECOTRAX products. Our strategic focus is on the continued growth of sales, within both the rail tie and the structural building products sectors, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

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

Our strategy to reduce our raw material costs includes broadening our raw materials sources and purchasing other low-cost, unprocessed materials, such as other scrap materials containing our specific raw materials from unique sources and recycled materials from municipal and other recycling collection sources. Previously, due to the limited amount of time and personnel we could devote to raw materials sourcing, we acquired our raw materials primarily from intermediaries, and purchased production-stage material, which resulted in the acquisition of raw materials at less-than favorable prices. But dealing in the recycled plastics market, whether through intermediaries or bulk purchases, we encountered and will continue to encounter increasing and decreasing prices typically seen in a commodities market. But since the cost of our raw materials is the single largest determinant of our costs of sales, we continue to seek out (i) agreements with sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards as well as (ii) expanding our research and development effort of different raw materials which may provide a cost and/or performance advantage over existing materials.

We are continuing to take steps to reduce our production costs and expenses, while increasing capacity, as necessary. During the second half of the year ended December 31, 2011, we significantly increased production capacity, both through a focused joint effort with our existing contract manufacturer, as well as adding a second contract manufacturer, located in Texas pursuant to the requirements of our three-year supply agreement with our Class-1 rail road customer. Our existing contract manufacturing arrangements allow for the production of our products utilizing our manifolds, molds and controllers. To date, our contract manufactures operate under one of two operating scenarios. Under the arrangement with our initial contract manufacturer, we source, purchase and supply the contract manufacturer with the raw materials and pay a per pound manufacturing cost to our contract manufacturer to produce the finished products. Under the arrangement with our recently terminated contract manufacturer, the contract manufacturer was responsible for sourcing and purchasing the raw materials and producing the finished product, which we purchase from them at a predetermined cost. Pursuant to that agreement, the predetermined cost was based on a reference price of each raw material, and we were obligated to reimburse the contract manufacturer for any costs it incurred in excess of the reference price and we shared in any savings resulting from raw material purchased below the reference price. In addition to eliminating our cost and expense of sourcing the raw materials, we improved our cash flow by eliminating the need to expend funds early in the manufacturing-to-sales cycle to purchase the raw materials, and instead purchased the finished product closer to the sale to our customer. We continually monitor our production capacity requirements and plan to adjust our production capacity as the need arises.

Additionally, we continued our efforts in driving unnecessary costs and expenses out of our manufacturing processes through the coordinated efforts of both our contract manufacturer and us. Each step of the manufacturing process, from raw material handling and storage through the quality control review and inventory handling steps, we continue to jointly examine best practices and other methods to improve and streamline the processes to eliminate unnecessary costs and expenses. We’ve made some improvements and continue to search out ways to continue to reduce the costs of manufacturing our products.

Even with the fluctuations in the prices in the raw materials market, the steps we have taken during the nine months ended September 30, 2012, and continue to take, from the sourcing of our raw materials to the relationships with our contract manufacturer, should continue to benefit us in controlling our costs of sales.

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

Interest Expense and Amortization of Debt Discounts.  Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our convertible debt.

Loss on Debt Extinguishment. We accounted for the amendment to our 10% convertible debentures as an extinguishment of the old debt and the issuance of new debt. The difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt was recognized as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment.

Fair Value of Bonus Warrants at Extinguishment. Effective January 14, 2011, the holders of our 10% convertible debentures agreed to certain amendments to the debentures. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these debentures remained outstanding, we would issue a warrant based on a predetermined calculation. Since it was probable that we would issue these warrants at each month-end through the amended maturity date, we calculated the fair value of the warrants using the Black-Scholes pricing model and recorded a derivative liability on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815 and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations.

Change in Fair Value of Derivative Liabilities. During January 2011, we agreed to amend the terms of our 10% convertible debentures, which among other revisions extended the maturity dates to June 30, 2012 and that for each calendar month after the original maturity dates that these debentures remained outstanding, required us to issue warrants. Since it was probable that we would issue these warrants, we calculated the fair value of the warrants and recorded a derivative liability on the date of amendment and recognized the amount as a loss in our statement of operations. The derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations.

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

During the three months ended September 30, 2010, we issued and sold $6.2 million of our 8% convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of this conversion option as a derivative liability on the date of the note and recognized that amount as a discount of our 8% convertible promissory notes. We account for this derivative liability pursuant to ASC 815, and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations.

In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants and recorded a derivative liability on the date of issuance and recognized the amount as a discount of our 8% convertible promissory notes. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations.

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

Results of Operations – Three and Nine Months Ended September 30, 2012 and 2011

The following discussion should be read in conjunction with the information set forth in the unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

Revenue . For the three months ended September 30, 2012 and 2011, we recognized revenue of $0.8 million and $0.7 million, respectively which included revenue from the sales of our ECOTRAX, our composite rail ties of $0.7 million and $0.3 million, respectively during those periods. The remainder of our revenue during the three months ended September 30, 2012 and 2011 was from our sales of our STRUXURE composite structural building products. Approximately 73% and 35% of our sales during the three months ended September 30, 2012 and 2011, respectively were to one customer pursuant to a three-year supply agreement for our ECOTRAX rail ties.

For the nine months ended September 30, 2012 and 2011, we recognized revenue of $4.9 million and $2.2 million, respectively which included revenue from the sales of our ECOTRAX products of $4.4 million and $2.9 million, respectively during those periods. The remainder of our revenue during the nine months ended September 30, 2012 and 2011 was from our sales of our STRUXURE composite structural building products. Approximately 65% and 25% of our sales during the nine months ended September 30, 2012 and 2011, respectively were to one customer pursuant to the three-year supply agreement for our ECOTRAX rail ties.

The three-year supply agreement for our ECOTRAX rail ties contains challenging pricing terms, but has provided us with the foundation to initially develop and expand our manufacturing capacity and processes. And although less so this quarter, we continue to encounter raw material pricing pressure against the challenging pricing terms of our three-year supply agreement.

Beginning in June 2011 and through September 2012, we’ve recognized approximately 35% of the potential revenue provided by this three-year supply agreement for our ECOTRAX rail ties. Our customer under this supply agreement aligns its track maintenance program for which they install our ECOTRAX rail ties through the purchase orders they provide us. During the year ended December 31, 2011, we fulfilled their initial purchase order for 20,000 rail ties, recognizing approximately $2.0 million in revenue. During the nine months ended September 30, 2012, we’ve fulfilled the second purchase order for 30,000 rail ties, and started to deliver against the third purchase order for 20,000 rail ties for its maintenance program for early 2013. Based on sources and properties of certain raw materials we use in the production of our current rail ties, we have been able to deliver a product with improved properties for which our customer has notified us they wish to continue to evaluate for use in the maintenance programs. Although the ECOTRAX rail ties we’ve supplied our customer to date have met the specifications they required pursuant to the agreement, they requested we suspend production of our ECOTRAX rail ties remaining to be delivered under this third purchase order until their evaluation of the enhanced rail tie is complete. Therefore, during the three months ended September 30, 2012, we halted production in our Texas facility which had been brought on line late in the year ended December 31, 2011 for primary purpose of producing the ECOTRAX rail ties for this three-year supply agreement.

Through September 30, 2012, we have made the necessary investments in tooling, molds and other production equipment to run three production lines capable of producing $30 to $40 million in ECOTRAX and STRUXURE products. The majority of this equipment is located within our Pennsylvania contract manufacturer’s facilities, with the remaining equipment currently in our Texas facility. We anticipate restarting production for delivery under the three-year supply agreement in the near future and whether it’s the ECOTRAX rail ties under the current specifications or our new enhanced rail tie, we have sufficient manufacturing capacity within our Pennsylvania facilities. To supplement this existing capacity, we’ve begun to evaluate the desirability, management structure and financial impact of returning a portion our production to the Texas facility.

During the three months ended September 30, 2012, we continued to receive repeat orders from existing customers as well as small/test orders for ECOTRAX rail ties and STRUXTURE building products. We shipped products to six new customers during the period. Our ECOTRAX rail ties are currently in track test or undergoing purchase approval in the following regions with leading passenger and freight lines – Australia, Brazil, Chile, Mexico, New Zealand, Russia and Singapore as well as various other countries in Europe. We continue to expand the possibilities where our STRUXURE products may be beneficial when compared to traditional products. There can be no assurance that the results of these and other test orders or the approval processes currently underway for other orders will materialize into additional orders for our ECOTRAX rail ties. Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our STRUXURE composite structural building products.

Since the products produced utilizing our technology are new to the various markets and regions we’ve identified, we continue to work with various organizations to create the necessary specifications for use of our products. This is a time - consuming process and varies by product line and geographic region.

Costs of Sales . Cost of sales amounted to $0.8 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, resulting in gross margins of approximately $13,000 and $76,500, respectively. During the nine months ended September 30, 2012 and 2011, our costs of sales were $4.8 million and $2.1 million, respectively with gross margins of approximately $64,200 and $84,900 for the corresponding periods. The smaller gross margins for these periods in 2012 compared to 2011, is the result of a larger percent of our revenue coming from deliveries pursuant to our three-year supply agreement for our ECOTRAX rail ties containing challenging pricing.

During the nine months ended September 30, 2012, we continued to experience the challenge of sourcing raw materials at prices which would benefit our gross margins. We continued to meet with limited success in finding new and expansive sources of raw materials, either containing a higher percentage of our individual raw material components on a per pound basis or at a significant price advantage. Even though we do experience additional costs in preparing this less expensive raw material for use in production, we anticipate that a combination of enhanced manufacturing methods, processes and procedures in addition to the reduced costs of raw materials, will have a positive impact on our gross margins in subsequent periods. Our costs of sales continued to be impacted by our early stage of manufacturing and commercial activities and we continue to work to improve our manufacturing processes and procedures to remove unnecessary and inefficient costs and expenses.

Because we are in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the price of raw materials, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Product Development and Quality Management .. Costs and expenses associated with our product development and quality management efforts were approximately $320,100 and $129,800 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, our product development and quality management expenses were approximately $884,000 and $296,400, respectively.

The increases in both periods reflect the expansion of our quality management efforts within our third-party manufacturing processes, enhancement of our product formulations, and the development and testing of new innovative products.

Marketing and Sales.  Marketing and sales expenses increased to approximately $362,900 for the three months ended September 30, 2012 compared to approximately $103,400 for the corresponding period in 2011. For the nine months ended September 30, 2012 and 2011, our marketing and sales expenses were approximately $749,900 and $167,100, respectively. The increases for both periods reflects an increased effort in establishing our ECOTRAX and STRUXURE brands through effective and efficient branding strategies and the marketing efforts in support thereof. We continue to expand the exposure of our products, and anticipate our expenses of marketing and sales to increase in the future. In addition our license of the technology from Rutgers requires a certain level of increasing royalties for the first several years requiring us to record approximately $162,100 for royalties due Rutgers in excess of the standard royalty rate contained in the license, during the three months ended September 30, 2012.

General and Administrative .  General and administrative expenses were approximately $581,600 and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and $2.8 million and $5.2 million for the nine months ended September 30, 2012 and 2011, respectively. We recorded adjustments to the fair value of consulting warrants which had not vested resulting in a credit balance of approximately $101,100 for the three months ended September 30, 2012 and an expense of $0.5 million in charges related to the fair value of the shares of our common stock and options and warrants providing the right to purchase shares of our common stock at a predetermined price in the future, issued prior to and during the period. For the nine months ended September 30, 2012 and 2011, we recorded similar share-based charges of approximately $395,900 and $2.8 million, respectively. We anticipate we will continue to use share-based compensation for employees, officers and directors as well as to compensate consultants.

In addition, we recognized during the nine months ended September 30, 2012 approximately $251,300 in expenses associated with the preparation and filing of our registration statement.

Interest Expense. Interest expense recognized during the three months ended September 30, 2012 and 2011, was approximately $108,400 and $26,700, respectively, and represented the contractual interest rates payable on our debt obligations. For the nine months ended September 30, 2012 and 2011, we recognized interest expense of approximately $241,900 and $123,800, respectively.

During the three months ended June 30, 2012, we received $5 million in exchange for our 8% demand notes and repaid $1.1 of principal of our previously outstanding convertible debentures and revolving credit agreement. During the three months ended September 30, 2012, we issued our 8% convertible promissory notes in exchange for the cancellation of the $5 million of our previously issued 8% demand notes and we received an additional $1.5 million in exchange for our 8% convertible promissory notes. We anticipate interest expense to increase in the future until the outstanding principal on the 8% demand notes is repaid or converted.

Amortization of Debt Discounts. During the three months ended September 30, 2012, amortization of debt discount was immaterial. During the three months ended September 30, 2011, we recognized approximately $69,000, for the amortization of debt discounts. We recognized approximately $373,600 and $436,500 for the nine months ended September 30, 2012 and 2011, respectively.

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

Loss on Debt Extinguishment. We accounted for the amendment to our 10% convertible debentures as an extinguishment of the old debt and the issuance of new debt. The difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt was $1.4 million and was recognized as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. There was no corresponding charge in the three or nine months ended September 30, 2012.

Fair Value of Bonus Warrants at Extinguishment. Effective January 14, 2011, the holders of our 10% convertible debentures agreed to certain amendments to the debentures. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these debentures remained outstanding, we would issue a warrant based on a predetermined calculation. Since it was probable that we would issue these warrants at each month-end through the amended maturity date, we calculated the fair value of the warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815 and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations.

During the three months ended March 31, 2011, we recorded the fair value of the derivative liability of approximately $797,000 as a charge in our statement of operations. There was no corresponding charge in the three or nine months ended September 30, 2012.

Change in Fair Value of Derivative Liabilities. During the year ended December 31, 2011, we entered into a revolving credit agreement and pursuant to the agreement we recognized the fair value of the embedded beneficial conversion feature as a derivative liability. During the nine months ended September 30, 2012, we recorded a gain of approximately $113,300 due to the change in fair value of this derivative liability. There was no corresponding transaction for the three months ended September 30, 2012 or the three or nine months ended September 30, 2011.

Effective January 14, 2011, the holders of our 10% convertible debentures agreed to certain amendments to the debentures. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these debentures remained outstanding, we would issue a warrant based on a predetermined calculation. Since it was probable that we would issue these warrants at each month-end through the amended maturity date, we calculated the fair value of the warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, accordingly changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. During the nine months ended September 30, 2012, we recorded a gain in the change in fair value of the derivative liability of approximately $13,300 in our statement of operations. There was no corresponding transaction for the three months ended September 30, 2012. During the three and nine months ended September 30, 2011, we recorded a gain in the change in fair value of the derivative liability of approximately $68,700 and $428,300, respectively in our statement of operations.

Pursuant to the sale of our 10% convertible preferred stock, we issued warrants to our placement agent to purchase shares of our 10% convertible preferred stock. Since the underlying 10% convertible preferred stock is redeemable by the holder, we recorded the fair value of these warrants at issuance as a liability on our balance sheet. During the three and nine months ended September 30, 2012, we recognized the change in fair value of our 10% convertible preferred stock warrants liability of approximately $54,900 and $402,000, respectively.

Pursuant to the terms of our 10% convertible preferred stock, we were required to issue warrants to the holders of the preferred stock. During the three months ended September 30, 2011, it was probable that we would issue the warrants and therefore we recorded the fair value of the warrants of $2.4 million as a derivative liability and recognized the change in fair value in our statement of operations. During the three months ended September 30, 2011, we recorded a loss of approximately $2.4 million due to the change in fair value of this derivative liability. During the three months ended March 31, 2012, we issued the warrants and reclassified the fair value of the warrants as represented by the derivative liability, upon issuance of the warrants, to common stock. There was no corresponding transaction for the three or nine months ended September 30, 2012.

During the three months ended September 30, 2010, we issued and sold $6.2 million of our 8% convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of this conversion option of approximately $982,900 as a derivative liability on the date of the note. During the three months ended September 30, 2012, we recognized a gain of approximately $262,900 due to the change in fair value of this derivative liability. In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants of approximately $427,900 and recorded a derivative liability on the date of issuance and recognized the amount as a discount of our 8% convertible promissory notes. During the three months ended September 30, 2012, we recognized a gain of approximately $127,900 due to the change in fair value of this derivative liability.

Income Taxes . We have unused net operating loss carry forwards, which included losses incurred from inception through September 30, 2012. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through September 30, 2012 has been recorded.

Liquidity, Capital Resources and Plan of Operations

At September 30, 2012 we had $4.9 million in current assets and $2.9 million in current liabilities resulting in working capital of $2.0 million. This compares to working capital deficit of approximately $111,700 at December 31, 2011.

We used $4.3 million in our operating activities during the nine months ended September 30, 2012 compared to $4.1 million for the comparable period of the prior year. We recorded approximately $417,800 in non-cash transactions, consisting of depreciation, amortization of debt and preferred stock discounts, changes in fair value of derivative liabilities and share-based compensation expense during the period. To offset a scheduled shut down of a manufacturing line at one of our contract manufacturers, we invested approximately $881,700 in additional inventory.

To increase production capacity, we purchased property and equipment of $1.0 million during the nine months ended September 30, 2012. We anticipate purchasing additional property and equipment as we continue to expand our manufacturing capacity. We spend between $0.7 million and $1.0 million to have a typical production line made, delivered and installed.

Upon maturity in January 2012, we repaid principal of $172,500 and accrued interest on our 8.75% convertible debenture. During May 2012, the outstanding balance of $466,000 on our revolving credit agreement was repaid in full. In addition, upon maturity in June 2012, we repaid the $600,000 of principal on our 10% convertible debentures.

 During the three months ended June 30, 2012, we issued to certain investors demand promissory notes (the “Demand Notes”) in the aggregate principal amount of $5,000,001.  Interest accrued on the unpaid principal balance of the Demand Notes at a rate of 8.00% per annum. Pursuant to the terms of the transaction, we and the investors agreed to use commercially reasonable efforts to negotiate and execute definitive agreements pursuant to which the investors would purchase an aggregate of $10,000,000 of 8% convertible promissory notes from the Company, $5,000,000 of which was be paid for by converting the outstanding principal balance of the Demand Notes, and $5,000,000 of which will be paid for in cash, in one or multiple closings by early December 2012. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with the investors, pursuant to which, we issued and sold to the investors an aggregate principal amount of $5,128,520 of our 8.0% convertible promissory notes (the “ August Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the August Notes, and associated warrants (the “August Warrants”) to purchase, in the aggregate, 12,821,302 shares of Common Stock, subject to adjustment as provided on the terms of the August Warrants. In consideration for the issuance of the August Notes and the August Warrants, the Investors converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under our Demand Notes. On September 28, 2012, pursuant to the Purchase Agreement, we issued and sold to the investors an aggregate principal amount of $1,500,000 of our 8% convertible promissory notes (the “September Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share, subject to adjustment as provided on the terms of the September Notes, and associated warrants (the “September Warrants”) to purchase, in the aggregate, 3,750,000 shares of Common Stock, subject to adjustment as provided on the terms of the September Warrants. In consideration for the issuance of the September Notes and the September Warrants, the investors paid us cash in the aggregate amount of $1,500,000. The August Notes and the September Notes (in the aggregate, the “Notes”), including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an event of default. We may prepay the Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the Notes at a rate of 8.0% per annum, payable during the first three years that the Notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the Notes. During the fourth and fifth years that the Notes are outstanding, interest that accrues under the Notes shall be payable in cash.

Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

Our ability to redeem our convertible preferred stock when, and if, redeemed by the holders, pay principal and interest on our convertible promissory notes and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At September 30, 2012, we had working capital of $2.0 million, cumulative face value of redeemable preferred stock and promissory notes of $13.7 million, a stockholders’ deficit of $7.0 million and have accumulated losses to date of $33.7 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of September 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. As part of this commitment, we adopted additional processes and procedures over financial reporting as a result of the failure in recognizing the warrant derivative liability issue that resulted in the amendment to our Reports. If the issuance of any securities is contemplated, we will consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such financial instruments may have prior to issuance. Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We paid the June 30, 2012 accrued dividend on our 10% convertible preferred stock with 392,828 shares of our common stock, with a fair value on the effective date of issuance of $176,773.

During July 2012, we issued 200,000 shares of our common stock upon conversion of 20,000 shares of our 10% convertible preferred stock, with a value of $200,000.

During the three months ended September 30, 2012, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $0.45 per share, the market price on the date of issuance. This warrant had a fair market value of approximately $27,700 at the date of grant which was charged to our statement of operations.

During the three months ended September 30, 2012, pursuant to our 8% convertible promissory notes, we issued warrants to purchase 16,571,302 shares of our common stock at an exercise price of $0.60 per share. These warrants had a fair value at the date of issuance of $427,888.

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

42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: November 21, 2012	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: November 21, 2012	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

