Form 10-K
period 2012-12-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2013-04-01
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,249,281 based on the last sale price of the Common Stock on June 29, 2012.

The number of shares outstanding of the registrant’s Common Stock, as of March 15, 2013 was 28,859,173.

PART I

Item 1.  Business

Overview

We manufacture, market and sell ECOTRAXTM our composite rail ties and STRUXURETM, our structural building products, such as pilings, I-beams, T-beams and boards, which, based upon patented technology, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress (or creep resistant). Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, moisture impervious, non-chemical leaching and insect and rot resistant. Our products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete.

Our ECOTRAX rail ties have been extensively tested, both domestically and internationally, and have garnered initial market acceptance, with in excess of 200,000 rail ties installed in track that were produced based on the formulations we use. We are currently receiving a growing number of orders from an expanding customer base.

The strength and durability of our STRUXURE building products have been well documented through their use in the construction of three short-span bridges at Fort Bragg, North Carolina, designed to support the extreme tonnage requirements for armored military vehicles such as tanks, and two at Fort Eustis, Virginia, designed to support high-load railroad traffic. We have recently issued a standards guide, drafted by Parsons Brinkerhoff, for short-span bridges. Two short-span bridges within the U.S. highway system, one in Maine and one in Ohio, have been constructed based on this standards guide. Recently, we’ve assembled our ECOTRAX composite rail ties into equipment or construction mats. Historically, these mats have been constructed from traditional lumber. Our STRUXURE Mats can withstand the impact of heavy construction equipment and will last longer than the traditional mats. Testing of our STRUXURE Mats with multiple oil and gas pipeline contractors has proven successful and we continue to raise awareness within this market. Other markets where we feel our products provide an advantage include golf courses, municipalities and parks and recreation departments for applications such as boardwalks, short-span light vehicular and pedestrian bridges and various applications within the marina sector.

The combination of the materials that are extruded which result in the products we sell is based upon patents which Rutgers University holds and which have been exclusively licensed to us for North and South America, the Caribbean, South Korea, Australia, Saudi Arabia, United Arab Emirates, Russia, Africa (except for South Africa) and China (where we are a co-licensee). There is one additional licensee of the patents with whom we work in cooperation within the territories not subject to our license, particularly in Europe, India, Southeast Asia and South Africa. Currently, we are the only manufacturer of ECOTRAX and STRUXURE products and work in collaboration with the other license holder. Under our license, we can grant sublicenses for territories and product applications that we may not exploit. Rutgers continues to expand the patent portfolio upon which our license is based, which serves to enhance our position in the market. Our association with Rutgers’ Center for Advanced Materials via Immiscible Polymer Processing provides us access to their scientists to provide ongoing research for the products and composition of products we desire to produce, thereby eliminating much of the cost associated with internal research and development (or R&D) efforts and reducing our overall R&D expenses.

Scientists associated with Rutgers developed the technologies that underlie the patents starting in the 1980s. This technology combines recycled consumer and industrial plastic wastes, that would otherwise be discarded into landfills, with encapsulated recycled fiberglass, and transforms these materials through an extrusion process into structural products which are more durable, have a substantially greater useful life and offer more flexible design features than traditional products made from wood, steel and concrete.  Our products also resist rot and damaging insects without the use of chemical treatments and require significantly less maintenance throughout their lifecycles than traditional wood, steel or concrete products.  In addition, beyond the use of recycled products as part of our manufacturing process, our recycled composite products are environmentally friendly, in part because they sequester carbon and do not contain creosote, a carcinogen used to coat conventional wood crossties.

We are currently marketing our products to both the U.S. domestic and international railroad industry, the U.S. military, and industrial engineering and contracting firms. Our initial products consist of:

•	composite rail ties marketed under the brand name ECOTRAX; and

•	structural composite I-beams, T-beams, pilings along with tongue-and-groove planking, equipment/construction mats and various sizes of boards, all marketed under the brand name STRUXURE.

Although relatively new to the marketplace, our products have been tested and validated in several ways over the past twenty years. The Office of Under Secretary of Defense for Acquisition, Technology and Logistics Corrosion Prevention funded a technology innovation demonstration project at Fort Bragg, North Carolina, to test the strength and durability of the thermoplastic products we produce. The U.S. Army Construction Engineering Research Laboratory commissioned a bridge solely made from our products except for sill plates and steel bolts. Independent third parties validated the load testing which included having an M-1 tank transverse the bridge. The conclusion of the DOD Director of Corrosion Policy was that the bridge was not only suitable for the U.S. Department of Defense, but also for the U.S. Department of Transportation. This endorsement of our products confirmed their structural and environmental potential.  In addition, our ECOTRAX rail ties have been tested in a heavy-axle-load test track environment and have been sold to and used by Class 1 railroads. For example, an ECOTRAX rail tie which had been in-track for between eight to ten years was recently removed and tested within a laboratory environment, confirming our ECOTRAX rail ties do not rust, rot or lose any significant mechanical properties.

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

We are currently selling ECOTRAX rail ties globally, for freight, transit and specialty (such as mining and industrial applications) rail systems whose cost-benefit analysis determined the utility of installing recycled, composite rail ties in high-stress, overheated and moisture-laden areas.

The STRUXURE structural composite products, such as pilings, I-beams (patent pending), tongue-and-groove planking (patent pending) and other boards, are innovative products but have been in use for the past decade. In 2003, a predecessor licensee initially installed these products for a vehicular bridge over the Mullica River in the New Jersey Pine Barrens.   In addition, an earlier bridge construction project was successfully completed at Fort Leonard Wood, Missouri in 1998.  Based on a 2007 analysis performed by the U.S. Army Corps of Engineers, these bridges were determined to be as durable as they were when first installed and remarkably have required virtually no maintenance. In 2009, we supplied the materials for, and participated in, the installation of the first two structural composite bridges designed for use by military tanks. These bridges can support over 70 tons for track vehicles and over 85 tons for wheeled vehicles. In 2010, we again participated in a unique project, supplying the materials and helping in the design and build of two bridges. These bridges were developed for rail use and are specified to hold 130 tons. Both the tank and rail bridge projects were constructed almost entirely from our materials including pilings, pile caps, girders, decking, rail ties (where applicable), rub rails and railings. Recently two short-span bridges within the U.S. highway system, one in Maine and one in Ohio, have been constructed utilizing our STRUXURE building products, based on our recently release standards guide drafted by Parsons Brinkerhoff.

In addition, we’ve recently used our ECOTRAX composite rail ties in the assembly of equipment or construction mats. Historically, these mats have been assembled from traditional lumber. Our STRUXURE Mats can withstand the impact of heavy construction equipment and will last longer than the traditional mats. Testing of our STRUXURE Mats with multiple oil and gas pipeline contractors has proven successful and we continue to raise awareness within this market.

We intend to continue to develop new products to be utilized in various engineered solutions that will serve to expand our markets, to include golf courses, municipalities and parks and recreation departments for applications such as boardwalks, short-span light vehicular and pedestrian bridges and various applications within the marina sector.

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

The benefits of the resultant products are many. Our products neither contain nor leach harmful chemicals. They can withstand very hot and very cold temperatures and do not biodegrade or oxidize. In one series of tests, our products were subjected to conditions that simulated decades of exposure to various weather patterns. This accelerated weather testing was stopped at 50 years, demonstrating that our products have the ability to last more than 50 years with minimal maintenance. Practical experience from landfills has suggested that HDPE and fiberglass will take thousands of years to decompose. Comparatively, wood placed outside in the presence of water begins to degrade quickly. Wood can also have knots, soft spots, and other imperfections not found in our products.

The effect of ultraviolet (UV) rays on our products, as demonstrated in a 2001 study, shows degradation of 0.003 inch per year, which is negligible when compared to the effect of UV rays on wood, or the effect of rust on steel. Carbon black pigment, a natural compound, can be added to our products to reduce the degradation caused by UV rays. Our products have a melting temperature of 125 degrees Celsius and freeze at -125 degrees Celsius; neither temperature is observable under natural conditions on Earth’s surface. The inherent strength and flexibility of the material greatly reduce any concerns of a catastrophic failure.

Our products are virtually impervious to moisture absorption and retain key mechanical properties in humid and wet environments. In addition, our products are resistant to attack by insects such as marine borers that have been shown to destroy the integrity of marine wood structures. Our products also have a high resistance to the abrasion that may occur in marine environments due to sand and salt content found in the water environment. The sand and salt-water resistance comes from the fact that HDPE is one of the more resistant polymer materials, as demonstrated by Taber abrasion tests as well as chemical resistance tests. For these reasons, our material is ideal for the harshest of marine conditions.

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

Our two product lines are aimed at different markets, each of which presents unique opportunities.

•	Our ECOTRAX rail tie products are targeted primarily towards North American railroad customers who are expected to significantly increase capital expenditures in the next several years. Similar trends are expected to emerge outside of North America as a result of increased infrastructure spending by both foreign governments and transportation companies.

•	The potential applications for our STRUXURE building products are diverse and can provide solutions across multiple industries. Our intended client base will be various Federal agencies, including the U.S. Department of Defense, as well as other local municipalities that look to rebuild public infrastructure, and managers of recreational spaces including, parks, golf courses and marinas.

Railroad Applications

While there are not many new miles of railroad track being built each year in the United States, the nation’s railroads still must spend billions annually to repair and maintain the nation’s network of 140,490 miles (operated by mainly freight companies). Replacing worn out rail ties is one of the industry’s biggest ongoing expenses. Railroads have traditionally relied on using wood ties, but plastic rail ties, using the latest in plastic technology, offer advantages of lower long-term operating costs and several environmental benefits. Even though our purchase price may be more expensive, ECOTRAX rail ties are 58% and 75% less expensive than wood and concrete rail ties, respectively, over the course of their lifetime. Due to its durability and longevity, ECOTRAX rail ties are well positioned to take advantage of the spending on railroad infrastructure.

•	According to the Policy & Economics Department of the Association of American Railroads (ARA), over the 24 year period from 1980-2003, Class I railroads spent more than $320 billion, a little more than $13 billion per year (approximately 44% of their operating revenue), on capital expenditures and maintenance expenses related to infrastructure and equipment.

•	The ARA estimates that, including the cost of maintenance, railroads in recent years have been pouring roughly $20 billion a year in private investments into the nation’s rail infrastructure and will continue to do so.

•	The Railway Tie Association estimates that the total number of rail ties sold will total nearly 20.4 million units in 2011, 20.9 million units in 2012, and 21.4 million units in 2013.

Structural Building Products

We plan to market our STRUXURE building components for applications that are required to support heavy loads or withstand environmental conditions that generally result in higher maintenance and replacement costs. The success of our building products in the construction of pedestrian and heavy-load short-span bridges has been well documented. This is demonstrated by the incorporation of our products in the construction of several vehicular and heavy-load short-span bridges for the U.S. Department of Defense at Fort Leonard Wood, Missouri and Fort Bragg, North Carolina. These bridges have supported heavy armored vehicles, including tanks. (See Figure 1.1 below.) The U.S. Department of Defense’s evaluation of these structures resulted in a pronouncement that these bridges should last for 50 years with little maintenance, should be considered for current use by others Federal departments (including the U.S. Department of Transportation), and promote environmental goals.

Congress has mandated that the DOD consider corrosion prevention technologies in the acquisition process and establish a coordinated research and development program of the prevention and mitigation of corrosion of military equipment and infrastructure.

•	According to the U.S. Government Accountability Office (GAO), the U.S. Department of Defense spends $22.5 billion annually on equipment and infrastructure as an impact of corrosion.

In addition to supplying municipal government customers who plan to rebuild infrastructure, such as short-span bridges, we believe we are well positioned to introduce our products as components with diverse applications in the recreational market, including for use in parks, golf courses and marinas that have routinely used traditional products for piers, bulk heads, boardwalks, light traffic and pedestrian bridges and similar applications.

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

Recently, we’ve assembled our ECOTRAX composite rail ties into equipment or construction mats. Historically, these mats have been constructed from traditional lumber. Our STRUXURE Mats can withstand the impact of heavy construction equipment and will last longer than traditional mats. Testing of our STRUXURE Mats with multiple oil and gas pipeline contractors has proven successful and we continue to seek out other applications of this product concept.

We believe the long-term opportunities for our recycled structural components are substantial.

Figure 1.1

Successfully Constructed Bridges

Built Using Our Products and Licensed Technology

Sales and Marketing

Market adoption of our products increases with each successful implementation that proves our products are durable and maintain their structural properties over time. We began with a well-documented project using our STRUXURE building products when we collaborated with the U.S. Army Corps of Engineers to build bridges that support 70 ton M-1 tanks. Meeting the high standards of the U.S. Army Corps of Engineers provided us with strong data, credibility and recognition for STRUXURE building products in the large-form construction materials market. Our ECOTRAX rail ties have been tested and proven over many years in the U.S. and abroad. In 2011, we entered into a three-year supply agreement with a Class 1 railroad, which again provided us with credibility for our ECOTRAX rail ties. Recent third-party testing on one of our composite-formulated rail ties that had been in track use for over eight years, showed that the rail tie continues to meet and exceed American Railway Engineering and Maintenance-of-Way Association (AREMA) standards.

Our products have also been tested to American Society of Testing and Materials (ASTM) standards. In conjunction with Parsons Brinckerhoff, a global leader in designing and building critical infrastructure projects around the world, we published the first-ever short-span bridge standards guide based on composite structural products. Structural engineers can use this publication to design bridges utilizing our STRUXURE building products that span up to 25 feet to a recognized high standard.

During 2012, we focused on establishing strategic engineering and sales relationships with both private and governmental organizations to advance market adoption. Early successes have included:

o	Completed a one-year in-track test with one of the largest mining companies in the world
o	Completed the first half of a one-year in-track test in South America with a major freight line
o	Completed our first boardwalk structure in the U.S.
o	Engineered, designed, and completed test for heavy construction equipment mats
o	Won a competitive contract to design and build longer, custom switch ties for a major rail system in the Northeast U.S.
o	Successfully completed lab testing of a composite rail tie based on specifications for one of the largest rail systems in Western Europe and which are scheduled for in-track testing in early 2013
o	Completed lab testing as well as in-track testing in Australia with a major freight and commuter rail line
o	Submitted documentation of composite rail tie specifications to the railway institute for several Eastern European countries
o	Provided structural building products for the construction of two short-span highway bridges in the U.S.
o	Pre-fabricated a bridge comprised of our structural building products designed to span 90 feet, which was shipped and installed in Scotland
o	Executed a distribution agreement with major company for Australia and Eastern Asia
o	Received multiple initial and repeat orders from various domestic and international customers

We have invested in building brand equity through the development of a sales and marketing team, through advertising, and through a strong presence at trade shows. These investments are positioning AXION as the market leader in large-form composite building materials. We have implemented a diligent new business development process that aligns the benefits of the higher mechanical properties resulting from our technology with our current and future products and corresponding price points. This process allows us to identify key markets to pursue with a very diligent business case.

Our primary sales efforts have focused on ECOTRAX products in the rail industry and specialty rail applications and markets around the globe. ECOTRAX rail ties have been tested in-track or in lab on all continents except Antarctica. We exhibit at various rail shows around the globe. We invest in advertisements in trade publications and related websites.

Moving beyond the rail business, during 2012 we made a focused effort to develop and launch our STRUXURE building products. Through our third party sales engineering relationships, we are working with state and local building officials to receive approvals for STRUXURE infrastructure building products, as well as working with engineering firms and departments of transportation in many states for additional opportunities. Recently, we launched our STRUXURE heavy construction equipment mats which provided an immediate revenue opportunity, with the success of our first test installation. It was determined in this installation that our STRUXURE Mats provide key advantages over traditional wood mats. Our STRUXURE Mats are more durable and therefore they last longer. It is expected that our STRUXURE heavy construction equipment mats will last up to five times longer in application.  Additional benefits are that our STRUXURE Mats are lighter and easier to transport. These key advantages represent a solid value proposition to the buyer.

Our focus is on increasing our sales pipeline. We deploy varied sales strategies and organizational structures based on each of the unique market segments that we have entered or desire to exploit. We believe our ECOTRAX and STRUXURE products have broad application across many markets. Each of these markets employs a different supply-chain and infrastructure to support its business. Organizationally, we may utilize a joint venture business strategy in certain markets in order to maximize profitability in a timely and efficient manner. For example, we may explore potential collaborations with companies that will expedite sales efforts into a given sales channel, such as a marine distribution firm, whereby we will provide our products, research and development and technology and our partner will contribute the sales and marketing knowledge and effort. We will continue to use traditional methods of marketing through major trade magazines, internet, green social networking and trade shows.

International markets present several opportunities for us.  We are currently exploring business structures, including licensing or creating joint venture relationships. We intend to retain control of the licensing of our intellectual property and of the formulation and the manufacturing process we employ. We have had or are currently engaged in discussions with various parties and organizations within Morocco, South America, Russia, France, India, Mexico, Singapore, Indonesia, Thailand and Trinidad.

Manufacturing

Historically we have not owned manufacturing facilities for the production of our products as we believe that our outsourced contract manufacturing model provides us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers and minimize our capital requirements. As we continue to expand and focus on improving our gross margins, we have begun to evaluate the benefits of operating our own facility, from a cost-benefit perspective as well as a quality control perspective.

The contract manufacturing and production model allows us to take advantage of production facilities located near key customers, reducing freight costs to those customers and thereby making our products more cost effective. In addition, this model allows us to utilize raw material sources in various regions of the country in which the manufactory occurs and help promote recycling collection and broaden our supply base.

Currently our ECOTRAX and STRUXURE products are manufactured at facilities in Pennsylvania and Texas. The production facilities we utilize are often on direct industrial rail links or spurs, to allow for efficient product deliveries to customers and particularly to rail customers. Flatbed and container trucks are also used to transport our products. Because of the weather-resistant properties inherent in our products, we use outdoor storage extensively. Facilities that support the manufacture of large products and are involved in the recycling business lend well to our requirements. We have previously identified and entered into discussions with other contract manufacturers that have the skills and capabilities to manufacture our products, and we will continue to evaluate the need to enter into arrangements with additional facilities.

Currently, at our Pennsylvania facility, we purchase and provide the raw materials used in the production of our products, directly to our contract manufacturer and pay them a per-pound rate to produce our products. Historically, at our Texas facility, we purchase a finished product directly from the manufacturer. In both situations, we place one or more of our own employees in their facility to serve as production consultants and quality control experts. We require our contract manufacturers to enter into a non-compete and non-disclosure agreement. In late 2012, the contract manufacturer of the Texas facility made a business decision to vacate its facility and cease producing products for us. In order to maintain production, we have hired the necessary production workforce to continue to operate the facility and have an understanding with the owner of the facility to enable us to continue to utilize the facility on a month-to-month basis until a more formal arrangement can be made. We are exploring various scenarios concerning production of our products in the southern U.S., including entering into a longer term leasing arrangement for the existing facility or identifying additional locations in which we can either have our products manufactured or manufacture the products ourselves.

Under the contract manufacturing and production arrangement, we design and retain ownership of certain production equipment such as molds, manifolds or dies that are provided to our contract manufacturers during production runs.  All such production equipment is designed as component parts and can be transferred between facilities or used interchangeably in a plug-and-play system as production needs dictate. We also provide and train our contract manufacturers with specific, internally designed quality-control equipment and procedure manuals. Our contract manufacturers are required to maintain extensive quality control records. As our processes are further systemized, we may evaluate our production model, to maximize our contract manufacturers’ incentives to meet or exceed our production goals.

Materials Supply

Our products are developed with the use of immiscible polymer blends which, when mixed and processed according to proprietary formulations, yield structural grade properties in the resulting product. Recycled plastic wastes materials are used to achieve the desired results.

The raw materials we utilize are widely available, and collected in most communities. Only a portion of the billions of pounds of recyclable-eligible materials generated each year are actually collected, and an even smaller percentage is actually used in recycled products. The raw materials can be sourced directly through municipal recycling facilities, major waste haulers, material grinders or recyclers, or brokers depending on the volume required. Recycled material prices are listed on a commodity-style basis in industry periodicals or on-line. Long-term contracts actually benefit us as a buyer as they will allow us to more accurately project our raw material requirements, seek more competitive pricing from suppliers, and lock in that pricing (within limits) over time. An additional benefit inherent in the recycled material market is that it may offer greater pricing stability than does the virgin material market. As the recycled materials market if typically not directly tied to fluctuations and increases in oil prices as are virgin materials. The primary costs associated with recycled plastics and plastic composites rest with the collection and grinding processes.

We foresee no shortage of supply in the raw materials we require. Based upon data derived from the American Chemistry Council, we have determined that, based on our current mixture of high-density polyethylene, or HDPE, the major raw material now used in our process, we will use less than 1% of post-consumer plastic that was processed in the United States in 2009. In addition, as municipalities adopt simpler recycling programs, such as not requiring consumers to sort their recycled waste, the amount of recycled plastics should increase. As more municipalities sort their recyclables, we anticipate we will expand our direct purchasing program and achieve a cost reduction in our raw materials. If it becomes necessary to compete for materials supply on a price basis, we should be in a position to pay higher prices since the return we can achieve on our products will be greater than that available to other purchasers. Our production process also does not require washed or clear plastics, which also increases sources of supply.

We also rely upon polypropylene-encapsulated fiberglass for our products. This material is in automotive and other post-industrial scrap that is currently disposed into landfills, at the expense of the owner. We do not know of any significant purchasers of this raw material and believe that substantial buying opportunities exist from companies that are paid to dispose of the waste, thereby increasing their profits and making us a purchaser of choice.

We continue to search out other sources of our raw materials which may provide us with greater supply, more cost-efficient locations from which to purchase supply and/or better pricing.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year, and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  We also pay annual membership dues to Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AMIPP, a department of Rutgers, as well as consulting fees for research and development projects. The term of the License Agreement runs until the expiration of the last-to-expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.  The membership allows us to use AMIPP for basic research and development at no additional cost, with access to more comprehensive R&D services available to us for fees determined on a per-project basis.

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

Competition

We believe our competitors are the suppliers of traditional rail ties and building materials made from wood, steel and concrete. These materials have gained widespread acceptance over time. We know of no other company that produces products with qualities similar to ours.  We do not view other composite manufactures of plastic-based products as competition for some of the applications for which our products are most suitable since, to our knowledge, these other composites cannot withstand significant load factors and many of these products have wood components that cause the products not to possess the distinguishing features of our products.  To the extent we compete with suppliers of products made from traditional materials, there are many competitors across the industry verticals we have targeted.  Since our products will often be more expensive in the short-term, but less expensive in the long-term, we believe that we can readily compete in our markets.  Our challenge is to better educate potential customers in particular industries as to these advantages.

Rail Ties

Before we launched our current business, there were other companies in the composite rail tie industry, which demonstrated the enthusiasm of the railroad market for composites.  One particular company received an order for one million rail ties from a major freight carrier. However, this company experienced a number of quality control issues, a high rejection rate in the field and significant management turnover. Neverthless, this company established the potential demand for composite rail ties by the rail industry. Another privately held rail tie manufacturer based in Florida remains active in the industry, but with limited production capacity and limited market penetration.  A Japanese company produces composite rail ties from virgin materials and, as a result, the company’s products are both more expensive and less environmentally friendly than our ECOTRAX products.

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

Employees

As of March 15, 2013, we had 28 full-time employees and continue to utilize temporary agency employees and consultants on an as-needed basis.

Item A.  Risk Factors

As a smaller reporting company, we are not required to provide risk factors. However, we have chosen to include the following risk factors.

Our independent registered public accountants have expressed that there is substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for the years ended December 31, 2012 and December 31, 2011, based on our significant operating losses and the requirement for external financing. Our financial statements do not include any adjustments that would result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

As of March 15, 2013, we had substantial convertible debt outstanding which is due beginning in August 2017.

We had approximately $8.9 million in convertible debt outstanding as of March 15, 2013 with maturity dates beginning in August 2017. This debt obligation is secured by all of our assets. We may not have the capability to repay these obligations when they become due, and will either need to generate appropriate cash flows from operations, raise additional capital from other sources or negotiate with the debt holders to extend the maturity to allow us to commercialize our business plan and further generate the necessary capital for ultimate repayment. If we are unable to do this, we will be forced to curtail or cease operations.

As of March 15, 2013, we had substantial convertible preferred stock issued, containing a redemption feature by the holder any time after their three-year anniversary of the original purchase.

We had 10% convertible preferred stock with a face value of approximately $7.1 million outstanding at March 15, 2013. At the holder’s election, it may force the redemption of their 10% convertible preferred stock any time after the third anniversary of their original purchase. Currently, we do not have the resources to redeem these securities, and will either need to generate appropriate cash flows from operations, raise additional capital from other sources or negotiate with the preferred stockholders to eliminate or postpone the redemptions. If we are unable to do this, we will be forced to curtail or cease operations.

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

From time to time, our business may rely on contract manufacturers. If one or more we engage do not meet our manufacturing requirements, our ability to manufacture and subsequently sell our products will be materially impaired.

We rely on third parties, from time to time, to manufacture our products. Consequently, we are dependent on third parties for the manufacture of our products. Our business is dependent upon our retention of contract manufacturers and the development and deployment of their manufacturing capabilities. There can be no assurance that we will obtain the requisite contract manufacturer or, once retained, that this or other manufacturers will be able to meet our manufacturing needs in a satisfactory and timely manner, or that we can obtain additional contract manufacturers when and if needed. Although we believe there are a number of potential manufacturers available, if we are unable to retain them quickly or cost effectively, our ability to manufacture and sell our products will be materially impaired. Our reliance on contract manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the manufacturing process, quality assurance, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements. Although we believe that these contract manufacturers will have an economic incentive to perform such manufacturing for us, the amount and timing of resources to be devoted to these activities is not within our control, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, an interruption in supply from one or more of such contract manufacturers, or the inability to obtain additional contract manufacturers when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

Even though in situations where we may retain responsibility for the manufacture of our products we have control over the manufacturing process, quality assurance, delivery schedules, production yields and costs, we may encounter situations within or beyond our control that impact the production of our products.

We may decide to not engage contract manufacturers to produce our products and instead we may lease a suitable facility, acquire and install the necessary manufacturing equipment and hire and manage the personnel. Although we believe if we choose to do this, we will be able to control our production processes better and have a positive impact on costs, but with our limited experience in managing our own production processes, this may not be the case. If that should occur, our results would be impacted and could have a material adverse effect on our business.

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

Sales and marketing have, to date, been conducted by a limited number of employees including several members of our senior management team.  In the future, we may utilize a joint venture business strategy in certain markets in order to gain sales in a timely and efficient manner. Alternatively, with incremental funding, we may hire additional sales and marketing staff, additional engineers and supporting staff and implement a detailed marketing program. However, there can be no assurance that we will be successful in entering into joint ventures or developing a sales and marketing force or that our sales and marketing efforts will be successful.

If, as our international sales operations increase, our employees or agents violate the U.S. Foreign Corrupt Practices Act or anti-bribery laws in other jurisdictions, we may incur substantial fines or penalties, or experience other adverse consequences.

Since the year ended December 31, 2010, we have received international orders and increased our efforts to arrange international selling activities.  We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. As we begin to operate and sell internationally, there is an increasing risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our effective control.  Our attempts to implement safeguards may not be effective in preventing employees, consultants, sales agents or distributors from engaging in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Material weaknesses in our internal controls over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our common stock price.

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, formal procedures and segregation of duties necessary to ensure that adequate review of our financial statements and notes thereto is performed, and lacking the appropriate technical resources to properly evaluate complex debt and equity transactions in accordance with generally accepted accounting principles, have concluded that our internal control over financial reporting was not effective as of December 31, 2012. These material weaknesses and our remediation plans are described further in Item 9A. Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

During the year ended December 31, 2012, we have continued the review, development and implementation of processes, procedures and controls over our financial reporting practices to provide the appropriate level of segregation of responsibilities and oversight.

We have limited operating history with regard to our new business and, as a result, there is a limited amount of information about us on which to make an investment decision.

We commenced our current operations in November 2007 and have recognized limited revenues to date. Accordingly, there is very little operating history upon which to judge our current operations or financial results.

We have outstanding options, warrants, convertible debt and convertible preferred stock, and we are able to issue “blank check” preferred stock that could be issued, resulting in the dilution of common stock ownership.

As of March 15, 2013, we had outstanding options, warrants, convertible debt and convertible preferred stock that, when exercised or converted, could result in the issuance of up to approximately 58.5 million additional shares of common stock. In addition, our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. To the extent that outstanding options, warrants, convertible debt or convertible preferred stock are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our common stock. Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we have issued or may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

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

The price of our common stock, as quoted on the OTC Bulletin Board, is highly volatile and the purchase or sale of relatively few shares can disproportionately influence the share price.

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

Our shares are subject to the Penny Stock Reform Act of 1990 which may potentially decrease your ability to easily transfer our shares. Broker-dealer practices in connection with transactions in penny stocks” are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules.

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

The auditor for our consolidated financial statements for the fiscal years ended September 30, 2010 and 2009 has ceased operations and has not reissued its report in connection with this Form 10-K. We will be unable to obtain future accountant’s reports from the firm because it has discontinued its auditing practice. This means that we will also be unable to obtain consents to incorporate any financial statements audited by the firm into registration statements that we may file or amend in the future. Accordingly, investors may not be able to bring an action against our former auditor pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934 with respect to any such registration statements or with respect to this Registration Statement and, therefore, any recovery from our former auditor may be limited. The ability of investors to recover from our former auditor may also be limited as a result of its financial condition.

Item 2. Properties

We own no real property and lease approximately 2,100 square feet of office space in New Providence, New Jersey pursuant to a one-year lease agreement for office space which provides for an monthly lease payments of approximately $3,800.  These premises serve as our corporate headquarters. The term of the lease expires on October 31, 2013.

Item 3.  Legal Proceedings

We may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. We are not aware of any material pending legal proceedings involving us except as discussed below.

In April 2006, we commenced an action against Tonga Partners, L.P. (Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted us summary judgment against Tonga for disgorgement of short-swing profits in the amount of $5.0 million.  The defendants appealed the order granting the summary judgment to the U.S. Court of Appeals for the 2nd Circuit. The three judge panel held in our favor. The defendants petitioned the Court for a full judge review.  The petition was denied.  The defendants have advised that they intend to request the U.S. Supreme Court to accept an appeal of the case.  Until the defendants no longer have any possibility of any further judicial review, we cannot access the cash bond that the defendants posted.

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

PART II.

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2012, there were approximately 1,200 registered holders of our common stock, and there were 28,820,173 shares of our common stock outstanding.  Our common stock has been traded on the OTC Bulletin Board since June 1, 2007.  From June 1, 2007 to August 3, 2008, our common stock was traded under the symbol “ANLT,” and then following the name change of our Company, since August 4, 2008, the date of the reverse split of our Common Stock, our common stock has been traded under the symbol “AXIH.”  From April 3, 2007 until June 11, 2007, our common stock was traded on the OTC Pink Sheets.  Prior to April 3, 2007, our common stock was traded on the NASDAQ Capital Market. The following table sets forth the high and low bid quotations for our common stock (on a post-reverse split basis) as reported on the OTC Bulletin Board by quarter during each of our last two fiscal years.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2012:
First quarter	$0.98	$0.56
Second quarter	0.65	0.35
Third quarter	0.50	0.28
Fourth quarter	0.45	0.28

Year Ended September 30, 2011:
First quarter	$2.10	$0.91
Second quarter	1.43	1.05
Third quarter	1.26	0.75
Fourth quarter	1.00	0.65

Dividends

Since becoming a public company, we have not declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  We presently expect that we will retain all future earnings, if any, for use in our operations and the expansion of our business. In addition, under the Certificate of Designations for the Preferred Stock, as corrected, dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock, until all dividends have been paid in full on the Preferred Stock. In addition, the terms of our 8% convertible promissory notes and associated warrants provide the holders with anti-dilution protection in the event we declare and pay dividends on our common stock in the future.

Equity Compensation Plan Information

See page 36 for a discussion of Axion’s equity compensation plans.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2012 that have not previously been disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year 2012.

Item 6. Selected Financial Data

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, or in the documents incorporated by reference into this Form 10-K, the words anticipate,” believe,” estimate,” intend”, expect”, may”, will” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-K are based upon information available to us on the date of this Form 10-K, and we assume no obligation to update any such forward-looking statements. Our actual results, performance and achievements could differ materially from those discussed in this Form 10-K.

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

We develop, manufacture, market and sell composite rail ties and structural building products, such as pilings, I-beams, T-beams and boards, which, based upon patented technology developed at Rutgers University, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, moisture impervious, non-chemical leaching and insect and rot resistant. Our products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete. We market our products through two lines (i) ECOTRAX™, our line of rail ties, and (ii) STRUXURE™, our line of structural building products.

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

Use of Estimates.

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowances for receivables and deferred income tax assets, derivative liabilities, stock-based compensation as well as the reported amounts of expenses during the reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

Revenue and Cost Recognition.

We recognize revenue when a fixed commitment to purchase our products is received, title or ownership has passed to the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and we do not have any specific performance obligations remaining, such that the earnings process is complete. In most cases, we receive a purchase order from our customer specifying the products requested and delivery instructions. We recognize revenue upon our delivery or shipment of the products as specified in the purchase order.

We have a contract which provides for a large number of products and few actual deliveries, the revenues are recorded each month as the products are produced and the risk of ownership passes to the customer upon pre-delivery acceptance. Prior to deliveries, our customer’s products are segregated from our inventory and not available for fulfilling other orders.

Share-based Compensation.

We recognize share-based compensation for transactions in which we exchange our equity instruments (shares of common stock, options and warrants) for services of directors, employees, consultants and others based on the fair value of the equity instruments issued on the measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model. The Black-Scholes model requires the input of subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. We use a measure of volatility based on the historical volatility of our common stock over a similar period to the expected life of the award. The expected term of an award is based on the vesting period.  We base the risk-free rate on the rate of U.S. Treasury obligations with maturities similar to the expected term used in the model. Historically, we have not, and do not anticipate paying in the foreseeable future, dividends on our common stock, and accordingly use an expected dividend yield of zero.

Derivative Instruments.

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We use various simulation models, including Black-Scholes and Monte Carlo, to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as a liability or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

Comparison of Years Ended December 31, 2012 and 2011

Revenues

We derive our revenues through the sale of our ECOTRAX rail ties and STRUXURE building products. Our strategic focus is to continue to advance the sale of our ECOTRAX rail ties and to create a broad-based market for our STRUXURE building products. We have been undertaking strategic initiatives, including the ongoing development and deployment of guidance materials, such as supporting documentation, research and other publications of the structural properties and performance of our products, with the goal to educate the engineers, developers and others who might use our products in projects for their clients, as well as potential customers.

Having completed a number of commercially engineered solution projects prior to 2011, we began concentrating our activities on advancing from proof-of-concept stage to a strategically focused, sales-oriented growth company. Over the past several years, our activities centered upon advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our ECOTRAX rail products to mass markets globally and, during the year ended December 31, 2011, we developed and began implementing a sales strategy for our STRUXURE building products to other public- and private-sector buyers. Our strategic focus is on the continued growth of sales, within both the rail tie and the structural building products sectors, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

For the years ended December 31, 2012 and 2011, we recognized revenue of $5.3 million and $3.9 million, respectively. For the years ended December 31, 2012 and 2011, we recognized revenue for the sales of our ECOTRAX rail ties of approximately $4.6 million and $2.9 million, respectively with the remainder resulting from the sales of our STRUXURE composite structural building products.

For both years ended December 31, 2012 and 2011, approximately two-thirds of our ECOTRAX sales were to one Class 1 railroad customer pursuant to a three-year supply agreement. With sales beginning in June 2011 and through December 31, 2012, we recognized approximately 35% of the potential revenue provided by this three-year supply agreement for our ECOTRAX rail ties. Our customer under this supply agreement aligns its track maintenance program for which they install our ECOTRAX rail ties through the purchase orders they provide us. During the year ended December 31, 2011, we fulfilled their initial purchase order for 20,000 rail ties, recognizing approximately $2.0 million in revenue. During the year ended December 31, 2012, we fulfilled the second purchase order for 30,000 rail ties, and delivered 4,493 rail ties against the third purchase order for 20,000 rail ties, for its maintenance program for early 2013. Based on sources and properties of certain raw materials we use in the production of our current rail ties, we have been able to deliver a product with improved properties for which this customer has notified us they wish to continue to evaluate for use in their track maintenance programs. Although the ECOTRAX rail ties that we have supplied to this customer to date have met the specifications they required pursuant to the agreement, they requested we suspend production of our ECOTRAX rail ties remaining to be delivered under this third purchase order until their evaluation of the enhanced rail tie is complete. Therefore, during the latter part of the year ended December 31, 2012, we halted production at our Texas facility which had been brought on line for the primary purpose of producing the ECOTRAX rail ties for this three-year supply agreement. Subsequent to December 31, 2012, we restarted production for delivery under the three-year supply agreement at our Texas facility. Even though this contract contains challenging pricing terms, it has provided us with a base to develop and expand our manufacturing capacity and processes.

Through December 31, 2012, we have made the necessary investments in tooling, molds and other production equipment to run a maximum of three production lines which would be capable of producing $30 to $40 million in revenue of our ECOTRAX and STRUXURE products. This equipment is located at our Pennsylvania contract manufacturer’s facilities and our Texas facility. We’ve begun to evaluate the desirability, management structure and financial impact of expanding our production at the Texas facility.

During the year ended December 31, 2012, we continued to receive repeat orders from existing customers as well as small/test orders for our ECOTRAX rail ties and STRUXURE building products. We shipped products to 22 new customers during the year ended December 31, 2012. Our ECOTRAX rail ties are currently in track test or undergoing purchase approval with leading passenger and freight lines in the following countries – Australia, Brazil, Chile, Mexico, New Zealand, Russia and Singapore as well as various other countries in Europe. We continue to expand the possibilities where our STRUXURE products may be beneficial when compared to traditional products. There can be no assurance that the results of these and other test orders or the approval processes currently underway for other orders will materialize into additional orders for our ECOTRAX rail ties. Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our STRUXURE composite structural building products.

Since the products produced utilizing our technology are new to the various markets and regions we’ve identified, we continue to work with various organizations to create the necessary specifications for use of our products. This is a time-consuming process and varies by product line and geographic region.

Cost of Sales and Operating Expenses

Costs of Sales

Our costs of sales are primarily comprised of the cost of raw materials and the costs and expenses associated with our manufacturing arrangements.  The price of the raw materials depends principally on the stage and source of the supply. We purchase the raw materials in various stages, from recycled plastic containers purchased in bulk, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material. But the less processed material requires additional costs to prepare it for production. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point.

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

We are continuing to take steps to reduce our production costs and expenses, while increasing capacity, as necessary. During the second half of the year ended December 31, 2011, we significantly increased production capacity, both through a focused joint effort with our existing contract manufacturer, as well as adding a second contract manufacturer, located in Texas pursuant to the requirements of our three-year supply agreement with our Class-1 railroad customer.

We continually evaluate the costs and benefits of our manufacturing arrangements. Our manufacturing arrangements allow for the production of our products utilizing our manifolds, molds and controllers. Under the arrangement with our initial contract manufacturer, we source, purchase and supply the contract manufacturer with the raw materials and pay a per pound manufacturing cost to our contract manufacturer to produce the finished products. Whereas under the arrangement with another contract manufacturer which was terminated during the year ended December 31, 2012, the contract manufacturer was responsible for sourcing and purchasing the raw materials and producing the finished product, which we purchased from them at a predetermined cost. Pursuant to that agreement, the predetermined cost was based on a reference price of each raw material, and we reimbursed the contract manufacturer for any costs it incurred in excess of the reference price and we shared in any savings resulting from raw material purchased below the reference price. In addition to eliminating our cost and expense of sourcing the raw materials, we improved our cash flow by eliminating the need to expend funds early in the manufacturing-to-sales cycle to purchase the raw materials, and instead purchased the finished product closer to the sale to our customer. Subsequent to December 31, 2012, we revised this manufacturing arrangement in an effort to evaluate the desirability of controlling more of the production process. We now furnish both the raw material and personnel to produce our products and have agreed to reimburse the original contract manufacturer for the use of the facility and the equipment which we do not own. We continually monitor our production capacity requirements and will adjust our production capacity as the need arises.

Additionally, we continued our efforts in driving unnecessary costs and expenses out of our manufacturing processes through the coordinated efforts of our contract manufacturer and us. Each step of the manufacturing process, from raw material handling and storage through the quality control review and inventory handling steps, we continue to jointly examine best practices and other methods to improve and streamline the processes to eliminate unnecessary costs and expenses. We continue to search out ways to continue to reduce the costs of manufacturing our products.

Cost of sales amounted to $5.1 million and $3.8 million for the years ended December 31, 2012 and 2011, respectively, resulting in gross margins of approximately $194,400 and $112,900, respectively. The gross margins of 3.6% and 2.9% for the years ended December 31, 2012 and 2011, respectively, are a result of the fixed pricing impact of our three-year supply agreement and still being in the early stages of our manufacturing and commercial activities and included, among other factors, inefficient manufacturing processes and methods and additional costs and expenses incurred to fulfill certain orders. Because we are in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the price of raw materials, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Product Development and Quality Management.

Product development and quality management expenses are incurred as we perform oversight of our contract manufacturing relationships and ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include costs associated with the design and the required testing procedures associated with our two product lines. In addition to our investment in both our product development efforts and insuring the products we produce meet the high quality specifications we have set, we continue to work with the scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products.

Product development and quality management expenses were $1.1 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively. This increase reflects the expansion of our efforts to innovate our third-party manufacturing processes, enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

Marketing and Sales.

Expenses related to marketing and sales consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, advertising, trade shows and related travel and the effect of the minimum royalty required under our licensing agreements. We have increased our marketing and sales effort and anticipate incurring significant marketing and sales expenses in the future. The strategy we employ in reaching out to our target markets-whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by sub-licensing our technology to others-will have a significant effect on our marketing and sales expenses. We expect that in the future, marketing and sales expenses will increase in absolute dollars.

Marketing and sales expenses increased to $1.0 million for the year ended December 31, 2012 compared to $0.5 million for the year ended December 31, 2011. The increase was primarily due to additional personnel and the development and implementation of our branding strategy and marketing efforts in support thereof.

General and Administrative.

General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, shareholder services and other corporate expenses. In addition, we anticipate as we continue to grow our business, our general and administrative expenses will increase, including the effects of using share-based compensation arrangements with consultants in certain situations. As a result, we expect that in subsequent periods, general and administrative expenses will increase in absolute dollars as revenue increases.

General and administrative costs totaled approximately $3.8 million and $5.8 million for the years ended December 31, 2012 and 2011, respectively. This decrease, a result of a large reduction in share-based compensation, was impacted by an increase in personnel and fees and expenses of other professionals services provided to us. During the years ended December 31, 2012 and 2011, we recorded $0.7 million and $3.4 million, respectively, in charges related to the fair value of the issuances of shares of our common stock, options or warrants providing the right to purchase shares of our common stock at a predetermined price, in the future. During the years ended December 31, 2012 and 2011, we issued shares of common stock in lieu of cash payments in connection with a licensing agreement, commitment fee for financing transactions, compensation for our directors, officers and employees, as well as to several consultants.

Depreciation and Amortization.

For the years ended December 31, 2012 and 2011, we recorded depreciation expense for manufacturing and production equipment as a charge to cost of sales. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses as a component of cost of sales.

Depreciation and amortization totaled approximately $108,600, including approximately $96,000 charged to costs of sales in the year ended December 31, 2012, compared to approximately $137,700, including approximately $23,500 charged to costs of sales in the year ended December 31, 2011. As the investment in molds and other production equipment for use by us and our manufacturing partners increased during the year ended December 31, 2011, the useful lives of this new equipment was estimated to be longer than equipment acquired in previous periods, resulting in less depreciation expense for the comparable periods.

Other Expenses

Interest Expense.

Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the years ended December 31, 2012 and 2011, was approximately $377,000 and $156,600, respectively, and represented the contractual interest rates payable on our debt obligations. During the year ended December 31, 2012, we sold $7.0 million of our 8% convertible promissory notes which was offset by repayment of $772,500 of convertible debt outstanding at December 31, 2011.

Amortization of Debt Discounts.

Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our convertible debt.

During the years ended December 31, 2012 and 2011, we recognized approximately $0.5 million and $0.6 million, respectively, for the amortization of various convertible debt discounts. At the time of issuance, we recorded discounts on our convertible securities primarily due to the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period.

At December 31, 2012, the unamortized discounts for our convertible securities were approximately $1.5 million, associated with our 8% convertible promissory notes. This unamortized discount will be expensed over the five year lives of the underlying convertible promissory notes.

Loss on Debt Extinguishment.

During the year ended December 31, 2011, we accounted for the amendment to our 10% convertible debentures as an extinguishment of the old debt and the issuance of new debt. The difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt of $1.4 million was recognized as a loss in our statement of operations, in the period of amendment.

Fair Value of Warrants at Debt Extinguishment.

During the year ended December 31, 2011, the holders of our 10% convertible debentures agreed to certain amendments to the debentures. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these debentures remained outstanding, we would issue a warrant based on a predetermined calculation. Since it was probable that we would issue these warrants at each month-end through the amended maturity date, we calculated the fair value of the warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815 and accordingly, changes in the fair value of this derivative liability were immediately recognized in earnings and classified as a change in fair value of derivative liability in the accompanying statements of operations.

Change in Fair Value of Derivative Liabilities.

During the year ended December 31, 2011, we agreed to amend the terms of our 10% convertible debentures, which among other things extended the maturity dates and required us to issue warrants for each calendar month after the original maturity dates that these debentures remained outstanding. Since it was probable that we would issue these warrants, we calculated the fair value of the warrants and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations. During the years ended December 31, 2012 and 2011, the recorded a change in fair value in our statement of operations of approximately $13,300 and $492,100, respectively. For the years ended December 31, 2012 and 2011, upon issuance, the fair value of the warrants was credited to common stock in the amounts of approximately $57,000 and $234,700, respectively.

During the year ended December 31, 2011, we entered into a revolving credit agreement which was terminated during the year ended December 31, 2012, which gave the holder the right to convert a portion of the outstanding debt into shares of our common stock. We recognized the fair value of this beneficial conversion feature of approximately $118,700. During the years ended December 31, 2012 and 2011, we recognized the change in fair value of approximately $113,300 and $5,400, respectively, in our statement of operations.

Pursuant to the terms of our 10% convertible preferred stock, we were required to issue warrants to the holders of the preferred stock. At initial issuance of the 10% convertible preferred stock, we recorded the fair value of $2.4 million as a derivative liability and recognized the change in fair value of $0.5 million for the year ended December 31, 2011, in statement of operations. During the year ended December 31, 2012, we issued the warrants and reclassified the fair value of the warrants of $1.9 million as represented by the derivative liability, to common stock.

During the year ended December 31, 2012, we issued and sold $7.1 million of our 8% convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of this conversion option of $1.0 million on the date of issuance, as a derivative liability and recognized that amount as a discount of our 8% convertible promissory notes. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized approximately $415,700 during the year ended December 31, 2012 as a change in fair value of this derivative liability which was recognized in our statements of operations. The fair value of this derivative liability at December 31, 2012 was estimated to be $610,000.

In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants to be approximately $443,300 on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our 8% convertible promissory notes. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, we recognized approximately $223,300 during the year ended December 31, 2012 as a change in the fair value of this derivative liability which was recognized in our statements of operations. At December 31, 2012, we estimated the fair value of this derivative to be $220,000.

Income Taxes.

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2012. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2012 has been recorded.

Liquidity and Capital Resources

At December 31, 2012 we had $3.8 million in current assets and $2.2 million in current liabilities resulting in working capital of $1.6 million. This compares to a working capital deficit of $0.1 million as of December 31, 2011. We used $6.2 million and $4.9 million in our operating activities during the years ended December 31, 2012 and 2011, respectively. As we increased our capacity to produce more finished products, as of December 31, 2012 our inventory had increased by $1.5 million which compares to an increase of $1.4 million at December 31, 2011.

To increase production capacity, we purchased property and equipment of $1.1 million and $1.1 million during the years ended December 31, 2012 and 2011, respectively. We anticipate purchasing additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. We spend approximately $1.0 million to have a typical production line made, delivered and installed. Additional orders for production equipment have been and will be made, for which we will be required to make substantial additional payments.

Upon maturity during the year ended December 31, 2012, we repaid (i) principal of $172,500 and accrued interest on our 8.75% convertible debenture, (ii) the outstanding balance of $466,000 on our revolving credit agreement and (iii) the $600,000 of principal on our 10% convertible debentures.

During year ended December 31, 2012, we issued and sold to certain investors an aggregate principal amount of $7.1 million of our 8% convertible promissory notes. We may prepay the notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the notes at a rate of 8.0% per annum, payable during the first three years that the notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the notes. During the fourth and fifth years that the notes are outstanding, interest that accrues under the notes shall be payable in cash.

Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

Our ability to redeem our convertible preferred stock when, and if, redeemed by the holders, pay principal and interest on our 8% convertible promissory notes and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At December 31, 2012, we had working capital of $1.6 million, cumulative face value of redeemable preferred stock and promissory notes of $14.2 million, a stockholders’ deficit of $8.0 million and have accumulated losses to date of $35.1 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our 8% convertible promissory notes and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Our independent registered public accountants issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for the years ended December 31, 2012 and 2011, based on the significant operating losses and a lack of external financing.  Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A . Controls and Procedures

Evaluation of the Company's Disclosure Controls and Procedures

The Company maintains “disclosure control and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial office, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and concluded that our disclosure controls and procedures were ineffective as of December 31, 2012 due to the material weaknesses that exist in our internal control over financial reporting, more fully described below.

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

Our management,including our principal executive officer and principal financial officer,conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the committee of Sponsoring Organization of the Tradeway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interium financial statements will not be prevented or detected on a timely basis.

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2012, the Company did not maintain effective internal control over financial reporting, based on criteria issued by COSO. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(i)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting regarding complex financial instruments. As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis. For example, on May 10, 2012, we became aware that we had failed to recognize a warrant derivative liability with respect to our 10% Convertible Preferred Stock and the subsequent measurement of fair value of the warrant derivative liability, as required by Accounting Standards Codification 815-40. As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the Annual Report on Form 10-K and our consolidated financial statements as of and for the three month period ended September 30, 2011 filed in the quarterly report on Form 10-Q (collectively, the “Reports”) should not be relied upon and needed to be restated; and on August 15, 2012, we became aware that we had failed (i) to initially record and subsequently fair value our derivative liabilities for our bonus warrants and (ii) to properly account for the loss on extinguishment of the debentures upon amendment. As a result, we determined that our consolidated financial statements for the interim periods ended March 31, 2011, June 30, 2011, September 30, 2011, for the year ended December 31, 2011, and for the interim period ended March 31, 2012 should not be relied upon and needed to be restated, and

(ii)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. This control deficiency results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis.

We are committed to improving our financial organization, and we have adopted additional processes and procedures over financial reporting. If the issuance of any securities is contemplated, we will consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such financial instruments may have prior to issuance. Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

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

We believe that, when the circumstances allow, the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical accounting issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that we have a limited internal accounting staff, additional personnel will also allow for the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn-over occurs within the department. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages, as of March 15, 2013, of all of our current directors and executive officers along with their current positions.  All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.

Name	Age	Position
Perry Jacobson	53	Chairman, Board of Directors
Steven Silverman	48	President, Chief Executive Officer and Director
James J. Kerstein	54	Chief Technology Officer, Secretary and Director
Donald Fallon	58	Chief Financial Officer and Treasurer
Thomas Bowersox	66	Director
Anthony Hatch	53	Director
Dr. Allen Hershkowitz	58	Director
Allen Kronstadt	60	Director

The principal occupations of and certain other information about each of our executive officers and directors are as follows:

Perry Jacobson. Mr. Jacobson was appointed to our board of directors on September 20, 2010 and is chairman of our board of directors and is a member of our compensation committee.  He is currently serving as a Managing Director at Brookstone Partners (“Brookstone”).  In his role at Brookstone, Mr. Jacobson is responsible for managing B.P. Mezzanine Capital, LLC, a captive mezzanine fund which primarily invests alongside Brookstone’s equity capital as well as working with the firm's limited partners.  Prior to joining Brookstone, Mr. Jacobson was a specialist on the New York Stock Exchange from 1982 to 2004.  He started his career with CMJ Partners and continued with Wagner, Stott and Mercator after their merger.  Mr. Jacobson became a member of the managing committee at each firm where he was involved in both day-to-day and policy decisions.  Mr. Jacobson was also a NYSE Floor Governor and a member of the NYSE Market Performance Committee which sets rules and procedures for NYSE trading.  Mr. Jacobson graduated from Boston University with a B.S. in Business Administration in 1981.

Steven Silverman. Effective January 18, 2011, Mr. Silverman was appointed Chief Executive Officer. Prior to that, Mr. Silverman served as our President and Chief Operating Officer and has been on our board of directors since November, 2010. Mr. Silverman previously served as Executive Vice President of Archbrook Laguna, LLC (or Archbrook), a total solutions provider supplying consumer electronics and computer products to retailers through state-of-the-art logistical services from 2006 until he joined our company.  He held a series of roles at Archbrook, serving as Vice President of Operations and Business Development of Archbrook from 2000 until 2005, and before that as Vice President of Sales from 1997 until 2000.  As Executive Vice President, Mr. Silverman was responsible for developing and implementing strategic corporate policy as well as the day-to-day operational management of Archbrook.  As Vice President of Operations and Business Development, Mr. Silverman assumed a diverse range of strategic and operational functions, with a focus on business development. Mr. Silverman received a B.S. in Business Administration from Widener University in 1986.

James J. Kerstein. Mr. Kerstein was appointed Chief Technology Officer on January 18, 2011 and our Secretary on October 22, 2010, and has served as one of our directors since March 2008. Until his appointment as our Chief Technology Officer, Mr. Kerstein had served as our Chief Executive Officer since 2007.  Prior to that, Mr. Kerstein was the President of Plast-O-Matic Valves Inc., a privately-held manufacturer of high end polymer valves focused on the semiconductor and wastewater industries from December 2004 through May 2007.  From 1996 to 2004, he was the founder, Chief Executive Officer, President and Chairman of Polywood, Inc., a manufacturer of recycled plastic resins utilizing the Rutgers University developed technologies for the production of structural plastic products.  Mr. Kerstein is credited as a co-inventor on multiple patents dealing with formulations and uses of recycled plastics. Mr. Kerstein received a BBA in Accounting from George Washington University and a Master’s degree in Human Resources Management Development from Chapman University.

Donald Fallon. Mr. Fallon was appointed Chief Financial Officer and Treasurer in November 2010. Mr. Fallon has served as a Chief Financial Officer of several publicly traded companies throughout his career, including CepTor Corporation (formerly OTCBB:CEPO) (biopharmaceuticals) and Life Medical Sciences Inc. (formerly NASDAQ:CHAI) (biomaterials). He has also served in various senior financial management capacities for other public companies, including Guilford Pharmaceuticals Inc. (formerly NASDAQ:GLFD) (pharmaceuticals), PharmaKinetics Laboratories, Inc. (formerly NASDAQ: PKLB) (bio-analytical contract services) and Ryland Group Inc. (NYSE:RYL) (homebuilding). Mr. Fallon has worked with many private early-stage companies as an employee and consultant providing financial, accounting and operational advisory services. Mr. Fallon holds an MBA in Finance from Loyola University Maryland, and received a BS in Accounting from University of Baltimore and is a member of the American Institute of Certified Public Accountants and various other professional organizations.

Thomas Bowersox. Mr. Bowersox was appointed to our board of directors effective September 11, 2012, pursuant to the Note Purchase Agreement dated August 24, 2012, among the Company, Samuel Rose, MLTM Lending, LLC, Allen Kronstadt, and certain other investors. Mr. Bowersox is also a member of our audit committee. Since 1997, Tom Bowersox has been a Principal with Shreve Bowersox, P.C. in Bethesda, Maryland, which provides quality, personalized financial and management services tailored to the sophisticated needs of high wealth individuals and growing entrepreneurial businesses. He has also served as chief financial officer of Lerner Companies and Washington Real Estate Investment Trust. Mr. Bowersox serves as director of privately-held Lealta Media Inc. and Carl M. Freeman Companies since 2004 and 2012, respectively.

Anthony Hatch. Effective December 6, 2010, Mr. Hatch was appointed to our board of directors. Mr. Hatch founded ABH Consulting in 1999 which focuses on the freight transportation segment, particularly surface and intermodal transportation.  Along with “Progressive Railroading” magazine, a leading railroad industry publication, he co-sponsors and leads “RailTrends”, a comprehensive railways conference held each fall in New York City.  Mr. Hatch has been a senior transportation analyst on Wall Street for over twenty years, having worked at Salomon Brothers, Argus Research, PaineWebber and NatWest Markets (USA).  Mr. Hatch received his A.B., cum laude, from Harvard University in 1982.

Dr. Allen Hershkowitz. Dr. Hershkowitz was appointed to our board of directors on May 25, 2011 and serves on our audit committee.  Dr. Hershkowitz is a Senior Scientist at the Natural Resources Defense Council (“NRDC”) and a leader in the movement to make environmental responsibility understandable and achievable for every individual and institution.  Dr. Hershkowitz joined NRDC’s senior staff in 1988.  Dr. Hershkowitz has received awards and recognition from the U.S. EPA, the American Institute of Architects, Scenic Hudson, and the Natural Resources Defense Council. Dr. Hershkowitz received his Ph.D. in political economics, specializing in energy resources economics, from the City University of New York Graduate School in 1986. He earned a M. Phil. in political economics in 1982, a B.A. (cum laude) from the City College of New York in 1978 and a Certificat D’assiduite from the University of Grenoble in 1975.

Allen Kronstadt. Mr. Kronstadt was appointed to our board of directors effective September 11, 2012, pursuant to the Note Purchase Agreement dated August 24, 2012, among the Company, Samuel Rose, MLTM Lending, LLC, Allen Kronstadt, and certain other investors. Mr. Kronstadt is also a member of our compensation committee. Mr. Kronstadt is the founder and president of A. R. Kronstadt Realty Investors, Inc., a firm specializing in the development and asset management of retail, industrial and indoor sports facilities. Initially, he worked as a commercial leasing agent, moving into investment sales followed by establishing his own property-management company in 1978. Mr. Kronstadt joined with Sy Zuckerman in 1986 to form Zuckerman Kronstadt Inc., which became one of the largest, full-service, property-management and brokerage firms in the Washington, DC area.  In 1996, Zuckerman Kronstadt Inc. was sold to a national real estate company, allowing Mr. Kronstadt to turn his attention to real estate development and asset management. Raised in Washington, D.C., Mr. Kronstadt attended Babson College and the University of Denver.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

During the past ten years, none of our executive officers, directors, promoters or control persons has been involved in a legal proceeding material to an evaluation of the ability or integrity of such person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission.  Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all such forms that they file.

To our knowledge, based solely on review of the copies of such reports furnished to us during the period, all such filing requirements were met, except:

•	Mr. Hatch failed to file a Form 3 upon appointment to our board of directors and the award of an option to purchase 150,000 shares of our common stock, effective December 6, 2010, and

•	Samuel Rose, Allen Kronstadt and MLTM Lending, LLC failed to file on a timely basis Form 4’s with respect to shares of common stock received as payment-in-kind interest an the 8% convertible promissory notes held by such persons as of September 30, 2012.

Code of Ethics

We adopted a code of ethics that our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization.  Our code of ethics may be found on our website at  http://www.axionintl.com . We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

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

Audit Committee

Our board of directors established on Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Upon his appointment to the board of directors, Mr. Bowersox was appointed chairman of the Audit Committee and Dr. Hershkowitz is the other member of such committee. The board has determined that Mr. Bowersox, a certified public accountant, qualifies as an “audit committee financial expert” as defined in Item 407(d)(s)(ii) of Regulation S-K, and also satisfies the Independence standards for an audit committee member under the NASDAQ rules (although our securities are not usted on the NASDAQ stock market but are quoted on the OTC Bulletin Board). The board has determind that Dr. Hershkowitz also satisfies the independence standards set forth in the NASDAQ rules.

Compensation Committee

The Compensation Committee of the board of directors was established at its meeting on January 18, 2011.  Mr. Kronstadt, upon his appointment to the board of directors, joined Mr. Jacobson as the members of the Compensation Committee.

Item 11.  Executive Compensation

The following Summary Compensation Table sets forth, for the fiscal years ended December 31, 2012 and 2011, all cash compensation, paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers whose total compensation for such periods equaled or exceeded $100,000 during the stated periods.

Summary Compensation Table

Name and				Option	All Other
Principal Position	Year	Salary	Bonus	Awards(4)	Compensation	Total

Steven Silverman	2012	$210,000	$-	$-	$-	$210,000
President and Chief Executive Officer (1)	2011	204,615	-	163,651	-	368,266

James Kerstein	2012	185,000	-	-	-	185,000
Chief Technology Officer (2)	2011	188,538	-	109,101	-	297,639

Donald Fallon	2012	175,000	-	-	-	175,000
Chief Financial Officer (3)	2011	99,615	-	270,780	-	370,395

(1)	Mr. Silverman was appointed President and Chief Executive Officer on January 18, 2011.
(2)	On January 18, 2011, Mr. Kerstein resigned as Chief Executive Officer and was appointed Chief Technology Officer.
(3)	Mr. Fallon was hired June 7, 2011.
(4)	Represents the fair values as determined using the Black-Scholes option pricing model, of options awarded. See Note 10 to our financial statements for further discussion.

Employment Agreements

Steven Silverman

September 2010 Agreement

Axion entered into an employment agreement, dated September 23, 2010, with Mr. Silverman that provides for his employment with Axion as President and Chief Operating Officer. Under the terms of the employment agreement, Mr. Silverman receives annual base compensation in the amount of $175,000, which will be increased to the following amounts upon reaching the following revenue milestones: (i) $250,000 upon Axion achieving $10,000,000 in sales during any fiscal year (1st Milestone”), (ii) $300,000 upon Axion achieving $15,000,000 in sales during any fiscal year (2nd Milestone”), and (iii) $375,000 upon Axion achieving $25,000,000 in sales during any fiscal year (3rd Milestone”).  Mr. Silverman is also entitled to receive benefits (including health insurance) provided to other senior executives.

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

James Kerstein

January 2008 Agreement

Axion entered into an employment agreement, dated as of January 1, 2008, with Mr. Kerstein that provided for his employment with Axion as Chief Executive Officer through January 1, 2013. Under the terms of the employment agreement, Mr. Kerstein receives annual base compensation in the amount of $208,000, which will be increased to the following amounts upon reaching the following revenue milestones: (i) $388,000 upon Axion achieving annual revenues of $10,000,000, (ii) $488,000 upon Axion achieving annual revenues of $15,000,000, and (iii) $508,000 upon Axion achieving annual revenues of $25,000,000.  Mr. Kerstein is also entitled to receive benefits (including health insurance) provided to other senior executives and automobile allowance of $850 per month.

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

Donald Fallon

June 2011 Agreement

Axion entered into an employment agreement, dated as of June 7, 2011, with Mr. Fallon that provides for his employment with Axion as Chief Financial Officer and Treasurer. Under the terms of the employment agreement, Mr. Fallon receives annual base compensation in the amount of $175,000. Mr. Fallon is also entitled to receive benefits consistent with what is provided to other senior executives.

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

Compensation of Directors

No compensation was paid or awarded to any of our directors, who were not also employees or officers, during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

Option Awards

Name		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Options Unearned	Option Exercise Price	Option Expiration Date

Steven Silverman	(1)	250,000	-	750,000		October 11, 2017
	(2)	300,000	-	300,000		May 10, 2018

James Kerstein	(3)	190,518	-	571,558	$0.00002	January 1, 2013
	(4)	100,000	-	-	1.20000	May 10, 2018

Donald Fallon	(5)	250,000	-	250,000		June 8, 2016

(1)	Such option is exercisable for a term of seven years, of which (i) an option to purchase up to 150,000 of common stock at $1.05 per share is immediately exercisable, (ii) an option to purchase an additional 100,000 shares of common stock at $1.25 per share was exercisable on October 11, 2011, (iii) an option to purchase an additional 250,000 shares of common stock at $1.50 per share is exercisable upon our achieving the 1st Milestone (as defined in Mr. Silverman’s employment agreement), (iv) an option to purchase an additional 250,000 shares of common stock at $1.75 per share upon the Company achieving the 2nd Milestone (as defined in Mr. Silverman’s employment agreement), and (v) an option to purchase an additional 250,000 shares of common stock at $2.50 per share upon the Company achieving the 3rd Milestone (as defined in Mr. Silverman’s employment agreement).

(2)	Pursuant to the terms of an option agreement, dated May 10, 2011, such options are exercisable for a term of seven years, of which (i) an option to purchase 150,000 shares of common stock at $1.20 per share was exercisable immediately, (ii) an option to purchase an additional 150,000 shares of common stock at $1.75 per share is exercisable when we achieve $20 million in sales during any fiscal year, (iii) an option to purchase an additional 100,000 of common stock at $2.00 per share when we achieve $50 million in sales during any fiscal year, and (iv) and option to purchase an additional 200,000 shares of common stock at the market price of our common stock when certain defined objectives are met of which 150,000 are now exercisable.

(3)	As amended in a letter agreement dated May 10, 2011, such options are exercisable until January 1, 2013, of which (i) an option to purchase 190,518 shares of common stock was exercisable immediately, (ii) an option to purchase 285,779 shares of common stock are exercisable when we achieve annual revenues of $15 million, and (iii) an option to purchase 285,779 shares of common stock are exercisable when we achieve $20 million in annual sales.

(4)	Pursuant to an option agreement, dated May 10, 2011, such options are exercisable immediately and for a term of seven years.

(5)	Pursuant to the terms of an option agreement, dated June 8, 2011, such options are exercisable for a term of five years, of which (i) an option to purchase 125,000 shares of common stock at an exercise price of $1.30 per share was immediately exercisable, (ii) an option to purchase an additional 125,000 shares of common stock at an exercise price of $1.30 was exercisable on June 8, 2012, (iii) an option to purchase an additional 125,000 shares of common stock at an exercise price of $1.75 per share when we achieve $20 million in annual sales, and (iv) an option to purchase an additional 125,000 shares of common stock at an exercise price of $2.00 per share when we achieve $50 million in annual sales.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of March 15, 2013, by each of our directors, each of our executive officers, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o Axion International Holdings, Inc., 180 South Street, Suite 104, New Providence, New Jersey 07974.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and executive officers
Allen Kronstadt, Director (2)	16,064,192	36.8%
James Kerstein, Chief Technology Officer, Secretary and Director (3)	2,290,968	7.9%
Perry Jacobson, Chairman of Board (4)	863,880	2.9%
Steven Silverman, Chief Executive Officer and Director (5)	550,000	1.9%
Donald Fallon, Chief Financial Officer and Treasurer (6)	250,000	*
Anthony Hatch, Director (7)	150,000	*
Allen Hershkowitz, Director (8)	100,000	*
Thomas Bowersox, Director	-	-

All directors and officers as a group (8 persons) (9)	20,269,040	44.4%

Other persons:
Samuel G. Rose and Julie Walters (10)	18,036,383	39.9%
MLTM Lending, LLC (11)	13,339,255	31.7%
TM Investments, LP (12)	2,699,420	8.7%
Judy Lenkin Lerner Revocable Trust (13)	1,514,814	5.0%

All other persons (4 persons) (14)	35,589,872	57.5%

* Less than 1% of outstanding shares.

(1)	As of March 15, 2013, we had 35,880,403 equivalent shares of common stock outstanding, comprising 28,859,173 shares of common stock and 702,123 shares of 10% convertible preferred stock, convertible into 7,021,230 shares of common stock. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director or executive officer, as the case may be.

(2)	Includes 1,042,903 shares of common stock held in the name of Mr. Kronstadt, 18,743 shares of common stock held by the Danielle Nicole Kronstadt Irrevocable Trust, dated February 26,2001, 22,885 shares of common stock held by the Michael Benjamin Kronstadt Irrevocable Trust, dated February 26, 2001, 24,442 shares of common stock held by the Jamie Fay Kronstadt Irrevocable Trust, dated February 26, 2001, 181,618 shares of common stock held by the Bethesda Foundation, Inc., 7,398,243 shares of common stock issuable upon conversion of our 8% convertible promissory notes held by Mr. Kronstadt, and 7,398,243 shares of common stock issuable upon exercise of warrants held by Mr. Kronstadt. The address of the beneficial owners is 11820 Parklawn Drive, Suite 404, Rockville, MD 20852.

(3)	Includes options to purchase 290,518 shares of common stock and excludes options to purchase 571,558 shares of common stock, which have not yet vested.

(4)	Includes options and warrants to purchase 512,500 shares of common stock. Also includes 12,500 shares of 10% convertible preferred stock, convertible into 125,000 shares of common stock.

(5)	Includes options to purchase 550,000 shares of common stock and excludes options to purchase 1,050,000 shares of common stock which have not yet vested.

(6)	Includes options to purchase 250,000 shares of common stock and excludes options to purchase 250,000 shares of common stock which have not yet vested.

(7)	Includes options to purchase 150,000 shares of common stock.

(8)	Includes options to purchase 100,000 shares of common stock and excludes options to purchase 50,000 shares of common stock which have not vested.

(9)	Includes options and warrants to purchase 1,853,018 shares of common stock and excludes options to purchase 50,000 and 1,871,558 shares of common stock which have not vested and have not yet been earned, respectively.

(10)	Includes 1,153,417 shares of common stock held with shared voting and dispositive power, 586,664 shares of common stock held by Mr. Rose with sole voting and dispositive powers (of which 145,000 are held in the name of RPM Greenebaum & Rose 401(k) Plan, dated December 1, 1992 for the benefit of Mr. Rose), 7,398,151 shares of common stock issuable upon conversion of our 8% convertible promissory notes held with sole voting and dispositive powers by Mr. Rose, and 7,398,151 shares of common stock issuable upon exercise of warrants held with sole voting and dispositive powers, 100,000 shares of 10% convertible preferred stock held with shared voting and dispositive powers convertible into 1,000,000 shares of common stock, and warrants held with shared voting and dispositive powers to purchase 500,000 shares of common stock. The address of the beneficial owners is 5301 Wisconsin Avenue, NW, Suite 510, Washington, DC 20015.

(11)	MLTM Lending, LLC and the ML Dynasty Trust beneficially own in excess of 5% of our outstanding stock. Pursuant to the Schedule 13D filings made by MLTM Lending, LLC and the ML Dynasty Trust, the ML Dynasty Trust shares with MLTM the power to vote or direct the vote of, and to dispose or direct the disposition of, greater than 5% of our outstanding stock. Includes 147,031 shares of common stock held with shared voting and dispositive powers, 6,596,112 shares of common stock issuable upon conversion of our 8% convertible promissory notes held with shared voting and dispositive powers, and 6,596,112 shares of common stock issuable upon exercise of warrants held with shared voting and dispositive powers. The address of the beneficial owners is 4922A St. Elmo Ave., Bethesda, MD 20814.

(12)	Includes 449,420 shares of common stock held with sole voting and dispositive power, 150,000 shares of 10% convertible preferred stock held with shared voting and dispositive powers convertible into 1,500,000 shares of common stock, and warrants held with shared voting and dispositive powers to purchase 750,000 shares of common stock. The address of the beneficial owners is 4922A St. Elmo Ave., Bethesda, MD 20814.

(13)	Includes 251,924 shares of common stock held with shared voting and dispositive power, 443,945 shares of common stock issuable upon conversion of our 8% convertible promissory notes held with shared voting and dispositive powers, and 443,945 shares of common stock issuable upon exercise of warrants held with shared voting and dispositive powers, 25,000 shares of 10% convertible preferred stock held with shared voting and dispositive powers convertible into 250,000 shares of common stock, and warrants held with shared voting and dispositive powers to purchase 125,000 shares of common stock. The address of the beneficial owners is 4922A St. Elmo Ave., Bethesda, MD 20814.

(14)	Includes 14,438,208 shares of common stock issuable upon conversion of our 8% convertible promissory notes, 15,813,208 shares of common stock issuable upon exercise of warrants, and 275,000 shares of 10% convertible preferred stock convertible into 2,750,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders	4,948,049	$1.27	2,074,977
Equity compensation plans not approved by security holders (1)	762,076	-	-
Total	5,710,125	1.10	2,074,977

(1)	Includes an option pursuant to an employment agreement with James Kerstein our Chief Technology Officer, granting the right to purchase the shares of our common stock, under the terms of a certain performance-based stock option awarded to Mr. Kerstein as founder.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Perry Jacobson

Perry Jacobson was appointed to our board of directors on September 20, 2010.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Jacobson 12,500 shares of our 10% convertible redeemable preferred stock (the “Preferred Stock”) for $125,000. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Jacobson at a conversion price of $1.00 per share, as adjusted. Mr. Jacobson is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by Mr. Jacobson any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, Mr. Jacobson received a warrant to purchase 62,500 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933, as amended (the “Securities Act”) or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of March 15, 2013, Mr. Jacobson has received an aggregate of 37,805 shares of common stock as dividend payments on the Preferred Stock held by him.

Samuel G. Rose and Julie Walters

Samuel G. Rose and Julie Walters beneficially own in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Rose 100,000 shares of our Preferred Stock for $1,000,000 million. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Rose at a conversion price of $1.00 per share, as adjusted. Mr. Rose is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by Mr. Rose any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, Mr. Rose received a warrant to purchase 500,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of March 15, 2013, Mr. Rose has received an aggregate of 302,417 shares of common stock as dividend payments on the Preferred Stock held by him.

12% Convertible Revolving Credit Agreement. During the year ended December 31, 2011, we entered into a convertible revolving credit agreement (the “Loan Agreement”) with Mr. Rose. Under the terms of the Loan Agreement, Mr. Rose agreed to lend us up to $2,000,000 on a revolving basis (the “Loan”). The Loan carried interest at 12% per annum on the outstanding principal amount. The Loan had an original maturity date of September 30, 2012. In consideration for the Loan, we paid all legal and accounting costs associated with the documentation of the Loan and issued to Mr. Rose 250,000 shares of our restricted common stock. We granted Mr. Rose a security interest in our inventory and accounts receivable pursuant to terms of a security agreement. During the year ended December 31, 2011, we borrowed $466,000 under the Loan Agreement. During the year ended December 31, 2012 we repaid the outstanding principal and accrued interest and the Loan Agreement was cancelled.

8% Convertible Promissory Notes. Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Rose Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Rose Demand Note at a rate of 8.0% per annum. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt, the Judy Lenkin Lerner Revocable Trust and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of March 15, 2013, we have issued and sold to Mr. Rose and Ms. Walters an aggregate principal amount of $2,959,260 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 7,398,151 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes and the 8% Note Warrants issued at such closing, Mr. Rose converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Rose Demand Note and paid us in cash for the balance. As of March 15, 2013, Mr. Rose and Ms. Walters have received an aggregate of 159,678 shares of common stock as interest payments under the 8% Notes held by them.

The 8% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the 8% Notes). We may prepay the 8% Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the 8% Notes at a rate of 8.0% per annum, payable during the first three years that the 8% Notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the 8% Notes. During the fourth and fifth years that the 8% Notes are outstanding, interest that accrues under the 8% Notes shall be payable in cash.

The 8% Note Warrants are exercisable at an exercise price of $0.60 per share of common stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of Common Stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the 8% Notes to which the applicable 8% Note Warrant is related has been repaid in full.

In connection with the entry into the Purchase Agreement, pursuant to the terms thereof, on August 24, 2012, we granted to the Note Purchase Agreement Investors: (i) certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) a security interest and lien in all of our assets and rights to secure our obligations under the 8% Notes.

TM Investments, LP

TM Investments, LP beneficially owns in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to TM Investments, LP, 150,000 shares of our Preferred Stock for $1,500,000. The Preferred Stock may be converted into shares of our common stock at any time by TM Investments, LP at conversion price of $1.00 per share, as adjusted. TM Investments, LP is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cashor in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by TM Investments, LP any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, TM Investments, LP received a warrant to purchase 500,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of March 15, 2013, TM Investments, LP has received an aggregate of 449,420 shares of common stock as dividend payments on the Preferred Stock that it holds.

MLTM Lending, LLC and the ML Dynasty Trust

MLTM Lending, LLC and the ML Dynasty Trust beneficially own in excess of 5% of our outstanding stock. Pursuant to the Schedule 13D filings made by MLTM Lending, LLC and the ML Dynasty Trust, the ML Dynasty Trust shares with MLTM the power to vote or direct the vote of, and to dispose or direct the disposition of, greater than 5% of our outstanding stock. Thomas  Bowersox, a member of our board of directors, is a trustee of the ML Dynasty Trust.

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to MLTM Lending, LLC a Demand Note (the “MLTM Demand Note”) in the principal amount of $1,426,667. Interest accrued on the unpaid principal balance of the MLTM Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of March 15, 2013, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of $2,638,444 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, 6,596,112 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes and the 8% Note Warrants, MLTM Lending, LLC converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the MLTM Demand Note and paid us in cash for the balance. As of March 15, 2013, MLTM Lending, LLC has received an aggregate of 147,031 shares of common stock as interest payments under the 8% Notes that it holds.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Judy Lenkin Lerner Revocable Trust

The Judy Lenkin Lerner Revocable Trust beneficially owns in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to the Judy Lenkin Lerner Revocable Trust (the “Lerner Trust”) 25,000 shares of our Preferred Stock for $250,000. The Preferred Stock may be converted into shares of our common stock at any time by Ms. Lerner at a conversion price of $1.00 per share, as adjusted. The Lerner Trust is entitled to receive dividends at the rate of 10% percent per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by the Lerner Trust any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, the Lerner Trust received a warrant to purchase 125,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of March 15, 2013, the Lerner Trust has received an aggregate of 74,905shares of common stock as dividend payments on the Preferred Stock that it holds.

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to the Lerner Trust a Demand Note (the “Lerner Trust Demand Note”) in the principal amount of $100,000. Interest accrued on the unpaid principal balance of the Lerner Trust Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of March 15, 2013, we have issued and sold to the Lerner Trust an aggregate principal amount of $177,578 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, 443,945 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes and the 8% Note Warrants, the Lerner Trust converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Lerner Trust Demand Notes and paid us in cash for the balance. As of March 15, 2013, the Lerner Trust has received an aggregate of 9,858 shares of common stock as interest payments under the 8% Notes that it holds.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock, and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement.

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to Mr. Kronstadt a demand promissory note (the “Kronstadt Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Kronstadt Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of March 15, 2013, we have issued and sold to Mr. Kronstadt an aggregate principal amount of $2,959,297 of our 8% Notes and 8% Note Warrants to purchase, in the aggregate, 7,398,243 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes and the 8% Note Warrants at such closing, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Kronstadt Demand Note and paid us in cash for the balance. As of March 15, 2013, Mr. Kronstadt has received an aggregate of 146,770 shares of common stock as interest payments under the 8% Notes that it holds.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Michael Dodd

Mr. Dodd, who was a member of our board of directors from September 2010 until his resignation in August 2012, was also serving as the Chief Executive Officer of 3D Global Solutions Inc. (3D).  3D provided professional program management services to governments, corporations and global organizations. During the year ended December 31, 2011, 3D purchased approximately $102,200 of our composite rail ties on terms similar to our other customers and which remains uncollected at September 30, 2012 and we have provided an allowance due to its prospect for collectability. We have initiated legal action in an effort to collect the balance due.

Director Independence

In accordance with the disclosure requirements of the SEC, and since the OTC Bulletin Board does not have its own rules for director independence, we have adopted the NASDAQ listing standards for independence. Although we are not presently listed on any national securities exchange, each of our directors, other than Mr. Silverman and Mr. Kerstein, is independent in accordance with the definition set forth in the NASDAQ rules. Each current member of the Audit Committee and Compensation Committee is an independent director under the NASDAQ standards. The board considered the information included in transactions with related parties as outlined above along with other information the board considered relevant, when considering the independence of each director.

Item 14.  Principal Accountant Fees and Services.

BDO USA LLP served as our independent registered public accounting firm for the year ended December 31, 2012. RBSM LLP served as our independent registered public accounting firm for the year ended December 31, 2011.

Audit Fees. During the year ended December 31, 2012, BDO USA LLP and RBSM LLP billed us a total of approximately $105,000 and $69,000, respectively, for professional services rendered for (i) the audit of our consolidated financial statements in our Forms 10-K, (ii) review of our quarterly filings on Form 10-Q and (iii) services provided in connection with regulatory filings. During the year ended December 31, 2011, RBSM LLP billed us a total of $37,115 for professional services rendered for (i) the audit of our consolidated financial statements in our Forms 10-K, (ii) review of our quarterly filings on Form 10-Q and (iii) services provided in connection with regulatory filings.

Audit-Related Fees. For year ended December 31, 2012, BDO USA LLP did not perform or bill us for any audit-related services. For year ended December 31, 2011, RBSM LLP did not perform or bill us for any audit-related services.

Tax Fees. For year ended December 31, 2012, BDO USA LLP billed us a total of approximately $30,000 for professional services rendered in regards to tax compliance. For year ended December 31, 2011, RBSM LLP did not perform or bill us for professional services rendered in regards to tax compliance.

All Other Fees. BDO USA LLP did not perform or bill us for any services other than those described above for year ended December 31, 2012. RBSM LLP did not perform or bill us for any services other than those described above for year ended December 31, 2011.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

•	Consolidated Statement of Stockholders’ Deficit as of December 31, 2012

•	Consolidated Statements of Cash Flow for years ended December 31, 2011 and 2011

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger by and among Analytical Surveys, Inc., Axion Acquisition Corp, and Axion International, Inc. dated as of November 20, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 21, 2007)

2.2	Certificate of Merger of the Merger Sub and Axion, dated March 20, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 26, 2008)

3.1	Articles of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.2	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.3	Amendment to By-laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

3.4	Articles of Amendment, filed July 21, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2008)

3.5	Certificate of Designation of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2011)

3.6	Certification of Correction of Preferred Stock Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 21, 2011)

4.1	Form of Company’s 10% Secured Convertible Debenture due March 11, 2011, with form of Warrant as an exhibit (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on October 1, 2009)

4.2	Lincoln Park Capital Warrant dated February 23, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010)

4.3	Form of Warrant issued to debt holders, investors, consultants and others (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

4.4	Form of Warrant issued to placement agents of 10% Convertible Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

4.5	Form of Demand Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012)

4.6	Form of 8% Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 27, 2012)

4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2012)

10.1	Analytical Surveys, Inc. Year 2003 Stock Option Plan and Form of Agreement (incorporated by reference to the Company’s Proxy Statement dated July 21, 2003)

10.2	Employment Agreement, dated as of January 1, 2008, between James Kerstein and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2008)

10.3	License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2008) (1)

10.4	Employment Agreement, dated September 23, 2010, between Steven Silverman and Axion International Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on January 12, 2011)

10.5	Form of Subscription Agreement for private placement of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2011)

10.6	Amended Employment Letter with Steven Silverman, dated May 10, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 16, 2011)

10.7	Amended Employment Letter with James Kerstein, dated May 10, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 16, 2011)

10.8	Employment Agreement, dated June 7, 2011, between the Company and Donald Fallon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2011)

10.9	Revolving Credit Agreement, dated November 9, 2011, between the Company and Samuel G. Rose (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.10	Security Agreement, dated November 9, 2011, between the Company and Samuel G. Rose (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.11	Revolving Credit Note, dated November 9, 2011, issued by the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.12	2010 Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, filed on September 28, 2010)

10.13	Note Purchase Agreement, dated August 24, 2012, among the Company and the Investors named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2012)

10.14	Security Agreement, dated August 24, 2012, among the Company, Axion International, Inc. and certain 8% Convertible Promissory Note Holders (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2012)

10.15	Registration Rights Agreement, dated August 24, 2012, among the Company and certain 8% Convertible Promissory Note Holders (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 27, 2012)

22.1	Subsidiaries of the Company*

23.1	Consent of RBSM LLP*

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer *

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

Date:	April 1, 2013	By:	/s/ Steven Silverman
Steven Silverman
President and Chief Executive Officer

Date:	April 1, 2013
		By:	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ Steven Silverman	Chief Executive Officer and Director	April 1, 2013
Steven Silverman	(principal executive officer)

/s/ Donald Fallon	Chief Financial Officer	April 1, 2013
Donald Fallon	(principal financial and accounting officer)

/s/ James Kerstein	Chief Technology Officer, Secretary and Director	April 1, 2013
James Kerstein

/s/ Thomas Bowersox	Director	April 1, 2013
Thomas Bowersox

/s/ Anthony Hatch	Director	April 1, 2013
Anthony Hatch

/s/ Allen Hershkowitz	Director	April 1, 2013
Allen Hershkowitz

/s/ Perry Jacobson	Director	April 1, 2013
Perry Jacobson

/s/ Allen Kronstadt	Director	April 1, 2013
Allen Kronstadt

AXION INTERNATIONAL HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Axion International Holdings, Inc.

New Providence, NJ

We have audited the accompanying consolidated balance sheet of Axion International Holdings, Inc. (the "Company") as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion International Holdings, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP
BDO USA, LLP

New York, New York

March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Axion International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Axion International Holdings, Inc. (the "Company") as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion International Holdings, Inc. as of December 31, 2011 and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

March 6, 2012, except for Note 2, Note 6, Note7, Note 8, and Note 10 as to which the date is March 29, 2013

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$346,905	$1,982,772
Accounts receivable, net of allowance for doubtful accounts	192,015	701,155
Inventories	3,088,953	1,528,491
Prepaid expenses and deposits	165,339	203,445
Total current assets	3,793,212	4,415,863

Property and equipment, net	2,005,215	1,047,136

Intangible and other long-term assets	68,284	78,997

Total assets	$5,866,711	$5,541,996

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$890,394	$1,175,462
Accrued liabilities	446,434	359,715
Derivative liabilities	830,000	2,059,077
Convertible debt	-	933,294
Total current liabilities	2,166,828	4,527,548

8% convertible promissory notes	5,671,162	-
Fair value of 10% convertible preferred stock warrants	81,716	487,555
Total liabilities	7,919,706	5,015,103

10% convertible preferred stock, no par value, net; authorized 880,000 shares; 706,023 and 752,273 shares issued and outstanding at December 31, 2012 and 2011, respectively	5,922,612	5,520,256

Redeemable common stock, no par value; no shares and 250,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	-	242,500

Total temporary equity	5,922,612	5,762,756

Commitments and contingencies

Stockholders’ deficit:
Common stock, no par value; authorized, 100,000,000 shares; 28,820,173 and 25,007,261 shares issued and outstanding at December 31, 2012 and 2011, respectively	27,103,454	24,410,071
Accumulated deficit	(35,079,061)	(29,645,934)
Total stockholders’ deficit	(7,975,607)	(5,235,863)
Total liabilities and stockholders’ deficit	$5,866,711	$5,541,996

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
		(as restated)
Revenue	$5,341,543	$3,885,020
Costs sales	5,147,181	3,772,084
Gross margin	194,362	112,936

Operating expenses:
Product development and quality management	1,108,545	533,403
Marketing and sales	1,003,836	509,948
General and administrative	3,799,327	5,783,546
Total operating costs and expenses	5,911,708	6,826,897

Loss from operations	(5,717,346)	(6,713,961)

Other expenses:
Interest expense	376,980	156,645
Amortization of debt discounts	510,220	567,575
Loss on debt extinguishment	-	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185
Change in fair value of derivative liabilities	(1,171,419)	1,377,960
Total other expenses	(284,219)	4,249,365

Net loss	(5,433,127)	(10,963,326)

Accretion of preferred dividends and beneficial conversion feature	(1,666,950)	(1,049,975)
Net loss attributable to common shareholders	$(7,100,077)	$(12,013,301)

Weighted average common shares - basic and diluted	26,562,764	24,352,072

Basic and diluted net loss per share	$(0.27)	$(0.49)

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total
Balance, January 1, 2011	23,305,704	$17,818,336	$(18,682,608)	$(864,272)

Shares issued pursuant to debt conversion	503,408	462,067	-	462,067
Shares issued pursuant to exercise of warrants	294,115	200	-	200
Shares issued for services rendered and license agreements	484,940	654,308	-	654,308
Shares issued upon conversion of 10% convertible preferred stock	60,000	75,000	-	75,000
Shares issued for interest payments	33,426	36,183	-	36,183
Shares issued for dividend payments	325,668	352,032	-	352,032
Share-based compensation	-	2,391,894	-	2,391,894
Warrants issued in payment of interest		234,731	-	234,731
Recognition of beneficial conversion features - 10% convertible preferred stock	-	2,085,295	-	2,085,295
Loss on debt extinguishment	-	1,350,000	-	1,350,000
Dividend on 10% convertible preferred stock	-	(528,652)	-	(528,652)
Amortization of beneficial conversion feature on 10% convertible preferred stock	-	(521,323)	-	(521,323)
Net loss	-		(10,963,326)	(10,963,326)

Balance, December 31, 2011 (As Restated)	25,007,261	$24,410,071	$(29,645,934)	$(5,235,863)

Reclassification of previously redeemable common shares	250,000	242,500	-	242,500
Shares issued upon conversion of 10% convertible preferred stock	462,500	462,500		462,500
Shares issued for interest payments	473,945	178,779		178,779
Shares issued for dividend payments	1,872,649	870,440		870,440
Share-based compensation	753,818	673,617		673,617
Warrants issued in payment of interest		57,034		57,034
Warrants issued as a result of reset of 10% convertible preferred stock		1,875,463		1,875,463
Dividend on 10% convertible preferred stock		(693,820)		(693,820)
Amortization of beneficial conversion feature on 10% convertible preferred stock		(973,130)		(973,130)
Net loss		-	(5,433,127)	(5,433,127)

Balance, December 31, 2012	28,820,173	$27,103,454	$(35,079,061)	$(7,975,607)

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
		(As Restated)
Cash flow from operating activities:
Net loss	$(5,433,127)	$(10,963,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,552	137,707
Amortization of discounts	510,220	567,575
Change in fair value of warrants for redeemable preferred stock	(405,839)	487,555
Change in fair value of derivative liabilities	(765,580)	1,377,960
Loss on debt extinguishment	-	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185
Share-based compensation	673,617	3,046,202
Interest expense paid in shares of common stock	178,779	-
Increase in allowance for doubtful accounts	99,265	32,731
Changes in operating assets and liabilities:
Accounts receivable	409,875	(711,357)
Inventories	(1,560,462)	(1,387,897)
Prepaid expenses, deposits and intangibles	48,819	(53,543)
Accounts payable	(285,068)	218,400
Accrued liabilities	215,237	160,567
Net cash used in operating activities	$(6,206,712)	$(4,940,241)

Cash flows from investing activities:
Purchase of property and equipment	$(1,065,631)	$(1,098,189)
Net cash used in investing activities	$(1,065,631)	$(1,098,189)

Cash flows from financing activities:
Proceeds from issuance of demand promissory notes	5,000,001	-
Proceeds from issuance of 8% convertible promissory notes, net	1,874,975	-
Proceeds from issuance of 10% convertible preferred stock, net	-	6,769,390
Proceeds from convertible revolving credit agreement	-	466,000
Repayments on convertible debt	(772,500)	-
Repayment of revolving credit agreement	(466,000)	-
Issuance of common stock, net	-	200
Net cash provided by financing activities	$5,636,476	$7,235,590

Net increase (decrease) in cash and cash equivalents	(1,635,867)	1,197,160
Cash and cash equivalents at beginning of period	1,982,772	785,612
Cash and cash equivalents at end of period	$346,905	$1,982,772
		-
Supplemental disclosures of cash flow information:
Cash transactions:
Cash paid for interest	$69,682	$123,315
Non-cash investing and financing activities:
Shares issued pursuant to conversion of preferred stock and debt	462,500	462,067
Shares issued in payment of dividends on 10% convertible preferred stock	870,440	352,032
Fair value of warrants issued on reset of 10% convertible preferred stock	-	1,875,463
Amortization of conversion feature of 10% convertible preferred stock	973,130	521,323
Redeemable common stock reclassified to permanent equity	242,500	-
Bonus warrants granted	57,034	234,731
Fair value of warrants issued with 8% convertible promissory notes	443,309	-
Fair value of conversion options of 8% convertible promissory notes	1,025,691	-

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1 - Summary of Significant Accounting Policies

(a)	Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (“Holdings”) was formed in 1981.   In November 2007, Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  On March 20, 2008 Holdings consummated the merger (the “Merger”) of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On January 18, 2011, the Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Our allowance for doubtful accounts at December 31, 2012 and 2011 was approximately $132,000 and $32,700, respectively.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following, at December 31:

	2012	2011
Equipment	$13,754	$13,754
Machinery and equipment	2,611,933	1,618,701
Purchased software	129,753	56,404
Furniture and fixtures	13,090	14,040
Subtotal – property and equipment, at cost	2,768,530	1,702,899
Less accumulated depreciation	(763,315)	(655,763)
Net property and leasehold improvements	$2,005,215	$1,047,136

Depreciation expense charged to income during the years ended December 31, 2012 and 2011 was $107,552 and $137,707, respectively. Of the amount charged to income during the years ended December 31, 2012 and 2011, $95,966 and $23,512, respectively was charged to costs of sales and the remainder to operating expenses.

(e)	Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, and export products made using patent applications owned by Rutgers University(Rutgers”).  We are using these patented technologies in the production of our composite rail ties and structural building products such as pilings, I-beams, T-beams and boards of various sizes.

(f)	Intangibles

In 2007, we paid approximately $32,000 and issued 714,447 shares of our Common Stock as consideration to Rutgers.  We had estimated the fair market value of the consideration received in exchange for the shares totaled approximately $20,000.  We recorded these amounts, as well as legal expenses we incurred to acquire the license, as an intangible asset.  The license has an indefinite life and is tested for impairment on an annual basis

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.   Royalties incurred and payable to Rutgers, for the years ended December 31, 2012 and 2011 were $200,000 for each year.

(g)	Revenue and Cost Recognition

In accordance with FASB ASC 605 “Revenue Recognition”, revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and there are no significant future performance obligations.

We recognize revenue when a fixed commitment to purchase the products is received, title or ownership has passed to the customer and we do not have any performance obligations remaining, such that the earnings process is complete. In most cases, we receive a purchase order from our customer specifying the products requested and delivery instructions. We recognize revenue upon our delivery or shipment of the products as specified in the purchase order.

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

Historically, we have not had significant warranty replacements, and do not believe we will in the future.

(h)	Income Taxes

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

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB ASC 740 requires a company to recognize the financial statement effect of a tax position when it is “more-likely-than-not” (defined as a substantiated likelihood of more than 50%), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not” recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the more-likely-than-not” recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that we have taken.

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

We have not remained current with our filing of our federal and state income tax returns. Due to these delinquent filings, our income tax returns are open to examination by federal and state authorities, generally for the tax years ended September 30, 2008 and later.

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

(j)	Derivative Instruments

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a charge or credit to other expenses. We use the Monte Carlo simulation, and other models, as appropriate to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

(k)	Share-Based Compensation

We record share-based compensation for transactions in which we exchange our equity instruments (shares of common stock, options and warrants) for services of employees, consultants and others based on the fair value of the equity instruments issued measurement date.  The fair value of common stock awards is based on the observed market value of our stock.  We calculate the fair value of options and warrants using the Black-Scholes option pricing model.  Expense is recognized, net of expected forfeitures, over the period of performance.  When the vesting of an award is subject to performance conditions, no expense is recognized until achievement of the performance condition is deemed to be probable. Awards to consultants are marked to market at each reporting period as they vest, and the resulting value is recognized as an adjustment against our earnings for the period.

(l)	Loss Per Share

Basic loss per share are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the years ended December 31, 2012 and 2011, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of December 31, 2012, we have approximately 58.5 million potential common shares issuable under our convertible instruments, warrant and stock option agreements.

(m)	Fair Value of Financial Instruments

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

(n)	Concentration of Credit Risk

We maintain our cash with two major U.S. domestic banks. The amount held in both of the banks exceeds the insured limit of $250,000 from time to time. The amount which exceed the insured limit was approximately $0.3 million and $1.5 million at December 31, 2012 and 2011, respectively.  We have not incurred losses related to these deposits.

(o)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

(p)	Redeemable Common Stock

We account for redeemable common stock in accordance with ASC 480-10-S99-3A “Classification and Measurement of Redeemable Securities,” which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. Accordingly, at December 31, 2011, 250,000 shares of common stock issued as a commitment fee, pursuant to the revolving credit agreement are classified outside of permanent equity at redemption value. We recognized changes in the redemption value in the period they occurred and adjusted the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. During the year ended December 31, 2012, we reclassified the common stock to permanent equity.

Note 2 – Restatements

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

Even though these modifications to our Debentures resulted in less than a ten percent difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than ten percent. We have therefore, accounted for the modification of these Debentures as an extinguishment of the original debt and the establishment of new debt. The remaining unamortized debt discount of the original debt of approximately $72,200 and difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt of $1.4 million were recognized as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment.

In addition, since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. The bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. (See Note 7)

This Annual Report on Form 10-K/A for the year ended December 31, 2012 incorporates corrections made in response to the accounting errors described above by restating our financial statements and other disclosures where necessary, to properly account for these issues as of and for the year ended December 31, 2011.

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

	As Previously
	Reported on
	Form 10-K/A	Adjustments		Restated

Loss from operations	$(6,713,961)			$(6,713,961)

Other expenses:
Interest expense	156,645			156,645
Amortization of debt discounts	1,196,591	(394,285	)(a)	567,575
		(234,731	)(b)

Loss on debt extinguishment	-	1,350,000	(c)	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185	(d)	797,185
Change in fair value of derivative liabilities	1,870,071	(492,111	)(e)	1,377,960
Total other expenses	3,223,307	1,026,058		4,249,365

Net loss	(9,937,268)	(1,026,058)		(10,963,326)
Accretion of preferred dividends and beneficial conversion feature	(1,049,975)			(1,049,975)
Net loss attributable to common shareholders	$(10,987,243)	$(1,026,058)		$(12,013,301)

Weighted average common shares - basic and diluted	24,352,072	24,352,072		24,352,072
Basic and diluted net loss per share	$(0.45)	$(0.04)		$(0.49)

(a) -	to reverse the improper amortization of debt discount.
(b) -	to reverse the impact of the improper recording of the fair value of the bonus warrants upon issuance.
(c)-	to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt at the amendment date.
(d)-	to record the fair value of the bonus warrants as of the amendment date as a component of the reacquisition price of the new debt.
(e)-	to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants at period end.

Effect on Consolidated Statement of Cash Flows

for the Year Ended December 30, 2011

	As Previously
	Reported on
	Form 10-K/A	Adjustments		Restated

Cash flow from operating activities:
Net income (loss)	$(9,937,268)	$(1,026,058)		$(10,963,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	692,685	(394,285	)(a)	298,400
Loss on debt extinguishment	-	1,350,000	(b)	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185	(c)	797,185
Change in fair value of derivative liabilities - Bonus Warrants	1,870,071	(492,111	)(d)	1,377,960
Share-based compensation	3,280,933	(234,731	)(e)	3,046,202

Net cash used in operating activities	$(4,940,241)	$-		$(4,940,241)

(a) -	to reverse the improper amortization of debt discount.
(b) -	to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt, at amendment date.
(c) -	to record the fair value of the bonus warrants as of the amendment date as a component of the reacquisition price of the new debt.
(d) -	to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants at period end.
(e) -	to reverse the impact of the improper recording of the fair value of the bonus warrants upon issuance.

Note 3 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  We have working capital of $1.6 million, a stockholders’ deficit of $8.0 million and have accumulated losses to date of $35.1 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations.   We may seek additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 4 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories consisted of:

	December 31, 2012	December 31, 2011

Finished products	$2,509,797	$1,032,798
Production materials	579,156	495,693
Total inventories	$3,088,953	$1,528,491

Since we also engage third-party contract manufacturers to produce our finished products, and in certain situations we provide them the raw materials, our inventories at December 31, 2012 and 2011 are located at the third-party contract manufacturing locations. We carry adequate insurance for loss on this inventory.

Note 5 - Accrued Liabilities

The components of accrued liabilities are:

	December 31, 2012	December 31, 2011
Royalties	$351,846	$239,129
Payroll	77,757	54,325
Sales tax payable	-	29,112
Insurance premiums payable	-	20,320
Miscellaneous	16,831	16,829
Total accrued liabilities	$446,434	$359,715

Note 6 - Derivative Liabilities

8% Convertible Promissory Notes – Conversion Option and Warrants

During the year ended December 31, 2012, we issued 8% convertible promissory notes (the “8% Notes”) see Note 7 for further discussion. The 8% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes, into shares of our common stock. The 8% Notes were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The fair value of the conversion option derivative liability on the various dates of issuance and on December 31, 2012 aggregated approximately $1,025,700 and $610,000, respectively. The decrease in fair value of approximately $415,700 was recorded as a change in derivative liability in the statement of operations during the year ended December 31, 2012. The fair value of the warrants derivative liability on the various dates of issuance and on December 31, 2012 aggregated approximately $443,300 and $220,000, respectively. The decrease in fair value of approximately $223,300 was recorded as a change in fair value of derivative liability in the statement of operations during the year ended December 31, 2012.

The estimated fair values of the conversion option and the warrant derivative liabilities were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	December 31, 2012

Volatility	50.0%	50.0%
Risk-free interest rate	0.3% to 0.4%	0.3%
Dividend yield	0.0%	0.0%
Expected life	2.6 to 3.0 years	2.7 years

12% Convertible Revolving Credit Agreement – Conversion Option

The convertible revolving credit agreement (the “Revolving Agreement”) , see Note 7 for further discussion, entered into during the year ended December 31, 2011 met the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument was comprised of a (i) a debt instrument, as the host contract and (ii) an option to convert the debt outstanding under the revolving credit agreement into shares of our common stock, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the shares of our common stock. The embedded derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value.

We estimated the fair value of the embedded derivative on the date of issue using the Black-Scholes option pricing model with the following range of assumptions - (i) no dividend yield, (ii) an expected volatility of 71%, (iii) a risk-free interest rate of 0.11%, and (iv) an expected life of 10 months. We recorded this fair value as a discount to the debt and a derivative liability on the date of issue. This embedded derivative did not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the embedded derivative were immediately recognized in earnings and classified as a change in fair value of derivative liability in the accompanying statements of operations.

For the years ended December 31, 2012 and 2011, we recognized a gain on the change in fair value of this derivative liability of approximately $113,300 and $5,400, respectively in our statement of operations. Since the Revolving Agreement was terminated during the year ended December 31, 2012, there was no derivative liability at December 31, 2012.

10% Convertible Preferred Stock – Warrants

The 10% convertible preferred stock (see Note 7 for further discussion), issued during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument is comprised of a (i) a preferred stock, as the host contract, (ii) a warrant to purchase shares of our common stock to be issued if a certain revenue milestone was not achieved (the “Make Good Warrant”), as an embedded derivative liability and (iii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not determinable, pursuant to ASC 815 the fair value of the Make Good Warrants is recorded as a derivative liability at issuance and any change in fair value of the derivative liability is recognized in current earnings. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying host contract.

The Make Good Warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a change in fair value of derivative liability in the accompanying statements of operations. At the date of issuance in March and April 2011, we determined the fair value of the Make Good Warrant derivative to be insignificant and did not record a charge to Common Stock and a credit to the derivative liability. Subsequently in 2011, when it became probable that the revenue milestone would not be met, we recorded the derivative liability at fair value of $1.9 million and recorded a charge to changes in fair value of derivative liability in our statement of operations. We estimated the initial fair value of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 110%, (iii) a risk-free interest rate 0.6%, and (iv) an expected life of fifty-one months.

Since we did not achieve the revenue milestone for the year ended December 31, 2011, we were required to issue the Make Good Warrants, and accordingly once issued, the derivative liability associated with the Make Good Warrants was satisfied and the related derivative liability was reduced to zero. During the year ended December 31, 2012, we credited common stock for the issuance of these warrants at the fair value of the derivative liability of $1.9 million.

10% Convertible Debenture – Bonus Warrants

Effective January 14, 2011, the holders of our 10% convertible debentures (“Debentures”), see Note 7 for further discussion, agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these Debentures remained outstanding, we would issue a bonus warrant exercisable for three years for a number of shares of our common stock equal to 5% of the outstanding principal, divided by $0.90.

Since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. We estimated the initial fair value of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 117%, (iii) a risk-free interest rate 1.0%, and (iv) an expected life of thirty-six months.

This bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815 and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a change in fair value of derivative liability in the accompanying statements of operations. During the years ended December 31, 2012 and 2011, we recorded approximately $13,300 and $492,100, respectively a change in fair value of the derivative liability. Upon issuance of the bonus warrants during the years ended December 31, 2012 and 2011, we credited additional paid-in capital for approximately $57,000 and $234,700, respectively.

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the initial fair value of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 129%, (iii) a risk-free interest rate 2.1%, and (iv) an expected life of five years. The fair value of the warrant liability at December 31, 2012 and 2011 was approximately $81,700 and $487,600, respectively and we recognized a charge to our statement of operations for the change in fair value of the warrant liability during the year ended December 31, 2012 of approximately $405,800.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liability recorded at fair value in the balance sheet as of December 31, 2012 and 2011 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liability measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of December 31, 2012
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$610,000	$610,000
Warrants	-	-	220,000	220,000
Derivative liabilities - Current	-	-	830,000	830,000

Placement agent warrants - Non-current	-	-	81,716	81,716
Derivative liabilities - Total	$-	$-	$911,716	$911,716

	As of December 31, 2011 (Restated)
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

Convertible revolving credit agreement:
Conversion option	$-	$-	$113,271	$113,271
10% convertible preferred stock:
Warrants	-	-	1,875,463	1,875,463
10% convertible debentures:
Warrants	-	-	70,343	70,343
Derivative liabilities - Current	-	-	2,059,077	2,059,077

Placement agent warrants - Non-current	-	-	487,555	487,555
Derivative liabilities - Total	$-	$-	$2,546,632	$2,546,632

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value during the years ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
				Credited to
		Fair Value of		Common Stock
	Balance -	Derivative	Change in	Upon Issuance	Balance -
	January 1, 2012	Liability	Fair Value	of Warrants	December 31, 2012

8% Convertible promissory notes:
Conversion option	$-	$1,025,691	$(415,691)	$-	$610,000
Warrants	-	443,309	(223,309)	-	220,000
12% Convertible revolving credit agreement:
Conversion option	113,271	-	(113,271)	-	-
10% convertible preferred stock:
Warrants	1,875,463	-	-	(1,875,463)	-
10% convertible debentures:
Warrants	70,343	-	(13,309)	(57,034)	-
Derivative liabilities - Current	2,059,077	1,469,000	(765,580)	(1,932,497)	830,000

Placement agent warrants - Non-current	487,555	-	(405,839)	-	81,716
Derivative liabilities - Total	$2,546,632	$1,469,000	$(1,171,419)	$(1,932,497)	$911,716

	For the Year Ended December 31, 2011 (Restated)
				Credited to
		Fair Value of		Common Stock
	Balance -	Derivative	Change in	Upon Issuance	Balance -
	January 1, 2011	Liability	Fair Value	of Warrants	December 31, 2011

12% Convertible revolving credit agreement:
Conversion option	$-	$118,663	$(5,392)	$-	$113,271
10% convertible preferred stock:
Warrants	-	-	1,875,463	-	1,875,463
10% convertible debentures:
Warrants	-	797,185	(492,111)	(234,731)	70,343
Derivative liabilities - Current	-	915,848	1,377,960	(234,731)	2,059,077

Placement agent warrants - Non-current	-	487,555	-	-	487,555
Derivative liabilities - Total	$-	$1,403,403	$1,377,960	$(234,731)	$2,546,632

Note 7 - Convertible Debt

The components of our convertible debt are summarized as follows:

	Due	December 31, 2012	December 31, 2011 (Restated)
8% convertible promissory notes	Beginning August 2017	$7,128,187	$-
12% convertible revolving credit agreement	September 2012	-	466,000
10% convertible debentures	June 2012	-	600,000
8.75% convertible debentures	January 2012	-	172,500
Subtotal - principal		$7,128,187	$1,238,500
Less debt discount		(1,457,025)	(305,206)
Subtotal – net of debt discount		5,671,162	933,294
Less current portion		-	(933,294)
Total – long term debt		$5,671,162	$-

8% Convertible Promissory Notes

During the year ended December 31, 2012 we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Melvin Lenkin, Samuel Rose and others (collectively the “Investors”, see Note 14 regarding related party transactions), pursuant to which, we issued and sold to the Investors (i) an aggregate principal amount of $7,128,187 of our 8.0% convertible promissory notes over several dates (the “Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the Notes, and (ii) associated warrants to purchase, in the aggregate, 17,820,470 shares of common stock, subject to adjustment as provided on the terms of the warrants.

The Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the Notes). We may prepay the Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the Notes at a rate of 8.0% per annum, payable during the first three years that the Notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the Notes. During the fourth and fifth years that the Notes are outstanding, interest that accrues under the Notes shall be payable in cash.

The warrants are exercisable at an exercise price of $0.60 per share of common stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of common stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the Note to which the applicable warrant is related has been repaid in full.

In connection with the entry into the Purchase Agreement, pursuant to the terms thereof, (i) we granted to the Investors certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) we granted a security interest and lien in all of our assets and rights to the Investors to secure our obligations under the Notes.

The issuance costs of approximately $124,700, plus the fair values of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 8% Notes. During the year ended December 31, 2012, we amortized approximately $136,700 of the discount to other expenses in our statement of operations. See Note 6 for further discussion of these derivative liabilities.

12% Convertible Revolving Credit Agreement

During the year ended December 31, 2011, we entered into a convertible revolving credit agreement (the “Revolving Agreement”) with Samuel Rose (“Lender”) and borrowed $466,000. Under the terms of the Revolving Agreement, Lender had agreed to lend us up to $2,000,000 on a revolving basis (the “Loan”). The Loan carried interest at 12% per annum on any outstanding principal amount. In consideration for the Loan, we issued to Lender 250,000 shares of our restricted common stock and initially accounted for this redeemable common stock outside of permanent equity at redemption value.

The fair value at issuance of the shares given as consideration of approximately $242,500 and the fair value of the conversion option derivative liability of approximately $118,700 were both recorded as a discount to the outstanding Loan, with the discount of approximately $361,200 initially amortized over the contractual term of the Revolving Agreement through September 30, 2012. Since we repaid the outstanding principal and terminated the Revolving Agreement prior to the scheduled maturity date, we expensed the remaining discounts during the year ended December 31, 2012. During the years ended December 31, 2012 and 2011, we amortized approximately $305,200 and $56,000, respectively of the discount to other expenses in our statement of operations. . See Note 6 for further discussion of the conversion option derivative liability.

Upon termination of the Agreement during the three months ended June 30, 2012, the 250,000 shares of common stock were reclassified to permanent equity.

10% Convertible Debentures

Our 10% convertible debentures (the “Debentures”) were issued under purchase agreements during the fiscal year ended September 30, 2009, together with warrants, for aggregate proceeds of $600,000. The total of the fair value of the warrants, as determined using the Black-Scholes pricing model, and the value of the beneficial conversion options contained in the debentures, representing the difference between the fair value of common stock issuable upon conversion at the date of purchase and the amount of proceeds allocated to the note, exceeded the proceeds received.  Accordingly, we recorded a discount on the Debentures equal to the principal amount of the Debentures.  This recorded discount on these Debentures was initially amortized to interest expense on the interest method through their originally scheduled maturity dates in February and March 2011.

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

Even though these modifications to our Debentures resulted in less than a ten percent difference in the present value of cash flows between the original terms and the modified terms, the fair value of the conversion options was substantially greater than ten percent. We have therefore, accounted for the modification of these Debentures as an extinguishment of the original debt and the establishment of new debt. The difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt was $1.4 million and was recognized as a loss in our statement of operations during the year ended December 31, 2011, the period of amendment.

In addition, since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the year ended December 31, 2011, the period of amendment. See Note 6 for further discussion of these derivative liabilities.

The principal of $600,000 and accrued interest were repaid during the year ended December 31, 2012, upon maturity.

8.75% Convertible Debenture

At maturity on January 31, 2012, we repaid the full principal of $172,500 plus accrued interest on our 8.75% convertible debenture.

Note 8 - 10% Convertible Redeemable Preferred Stock

The components of our Preferred Stock, classified as temporary equity in our balance sheet, are summarized as follows:

	December 31,	December 31,
	2012	2011
		(As Restated)
10% convertible preferred stock - face value	$7,060,230	$7,522,730
Accrued dividends	-	176,620
Unamortized discount	(1,137,618)	(2,179,094)
10% convertible preferred stock, net of discount	$5,922,612	$5,520,256

During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible redeemable preferred stock (the “Preferred Stock”). The Preferred Stock has a stated value (the “Stated Value”) of $10.00 per share. The Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the holder at a conversion rate, as adjusted (the “Conversion Rate”). The holders of the Preferred Stock are entitled to receive dividends at the rate of ten percent per annum payable quarterly. Dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock, until all dividends have been paid in full on the Preferred Stock. The dividends on the Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock. The Preferred Stock is not subject to any anti-dilution provisions other than for stock splits and stock dividends or other similar transactions. The holders of the Preferred Stock shall have the right to vote with our stockholders in any matter. The number of votes that may be cast by a holder of our Preferred Stock shall equal the Stated Value of the Preferred Stock purchased divided by the Conversion Rate. The Preferred Stock shall be redeemable for cash by the holder any time after the three-year anniversary from the initial purchase. The Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty consecutive trading days and during such sixty-day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

The Preferred Stock when issued was a hybrid instrument comprised of a (i) a preferred stock, (ii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”) and (iii) a warrant to purchase shares of our common stock to be issued if a certain revenue milestone (the “Revenue Milestone”) was not achieved (the “Make Good Warrant”), as an embedded derivative liability. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying preferred stock. Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not determinable, and since the fair value of the Make Good Warrants was deemed improbable, we did not record a derivative liability. See Note 6 for further discussion on these derivative liabilities.

Since our Revenue Milestone for the twelve months ended December 31, 2011 was not achieved (i) the Conversion Rate was reduced to $1.00, and (ii) each holder received a Make Good Warrant to purchase a number of shares of our common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of the Preferred Stock at the Conversion Rate. The Make Good Warrants expire December 31, 2015, have an initial exercise price of $1.00 per share and provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act.

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a conversion option to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good adjustment of the Conversion Rate to $1.00, at December 31, 2011 the conversion option was recalculated as if the $1.00 Conversion Rate was in affect at issuance which amounted to $2.1 million, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts are amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings and during the years ended December 31, 2012 and 2011 we amortized approximately $521,300 and $973,100, respectively to additional paid-in capital. At December 31, 2012, the unamortized Preferred Stock discount balance was approximately $1.1 million.

During the years ended December 31, 2012 and 2011, we issued 462,500 and 60,000 shares of our common stock, respectively upon conversion of 46,250 and 7,500 shares of our Preferred Stock, respectively.

The Preferred Stock outstanding at December 31, 2012, is convertible into 7.1 million shares of our common stock.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

Our dividend payable on December 31, 2012 was paid, in lieu of cash, with approximately 472,400 shares of common stock, which were issued effective December 31, 2012.

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our Preferred Stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. See Note 6 for further discussion of derivative liabilities.

Note 9 - Stockholders’ Equity

We are authorized to issue up to 100,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 28,820,173 and 25,257,261 shares of common stock issued and outstanding at December 31, 2012 and 2011, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 706,023 and 752,273 shares of 10% convertible preferred stock at December 31, 2012 and 2011, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Year Ended December 31, 2012

During January 2012, we issued 125,000 shares of common stock with a fair value on the date of issuance of $90,000, to a consultant pursuant to the terms of an agreement to provide services.

We paid the December 31, 2011 accrued dividend on our 10% convertible preferred stock with 247,538 shares of our common stock, with a fair value on the effective date of issuance of January 3, 2012, of $176,620.

During March 2012, we issued 62,500 shares of common stock upon conversion of 6,250 shares of our 10% convertible preferred stock, with a value of $62,500.

We paid the March 31, 2012 accrued dividend on our 10% convertible preferred stock with 286,251 shares of our common stock, with a fair value on the effective date of issuance of April 2, 1012, of $171,751.

Upon termination, and pursuant to an employment agreement, we issued 10,000 shares of our common stock during May 2012, to an employee, with a fair value on the date of issuance of $6,400.

During May 2012, we issued 200,000 shares of our common stock upon conversion of 20,000 shares of our 10% convertible preferred stock, with a value of $200,000.

We paid the June 30, 2012 accrued dividend on our 10% convertible preferred stock with 392,828 shares of our common stock, with a fair value on the effective date of issuance of July 2, 2012, of $176,773.

During July 2012, we issued 200,000 shares of our common stock upon conversion of 20,000 shares of our 10% convertible preferred stock, with a value of $200,000.

We paid the September 30, 2012 accrued dividend on our 10% convertible preferred stock with 473,599 shares of our common stock, with a fair value on the effective date of issuance of October 1, 2012, of $170,496.

We paid the accrued interest on our 8% convertible promissory notes through September 30, 2012, with 113,978 shares of our common stock, with a fair value on the effective date of issuance of October 1, 2012, of $45,591.

During October 2012, we issued an aggregate of 618,818 shares of common stock with a fair value on the date of issuance of $210,522, to several consultants pursuant to the terms of agreements for services provided to us.

We paid the December 31, 2012 accrued dividend on our 10% convertible preferred stock with 472,433 shares of our common stock, with a fair value on the effective date of issuance of December 31, 2012, of $174,800.

We paid the accrued interest on our 8% convertible promissory notes for the three months ended December 31, 2012, with 359,967 shares of our common stock, with a fair value on the effective date of issuance of December 31, 2012, of $133,188.

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

Note 10 - Share-based Compensation

Options

We have two nonqualified stock option plans approved by shareholders with an aggregate of approximately 2.1 million shares remaining available for grant as of December 31, 2012.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for awards:

	For the Year Ended
	December 31,	December 31,
	2012	2011

Dividend yield	0%	0%
Expected volatility, in years	125%	82% to 136%
Risk-free interest rates	0.8% to 0.9%	0.4% to 2.6%
Expected lives, in years	5	2 to 7

For options awarded during the years ended December 31, 2012 and 2011, the weighted average fair value per share on grant date was $0.61 and $0.93, respectively.

During the years ended December 31, 2012 and 2011, we awarded options to purchase 250,000 and 1,130,000 shares, respectively of our common stock at a weighted average exercise price of $0.72 and $1.14 per share, respectively to employees as components of their initial hiring compensation. The right to exercise these options is based on (i) service time or (ii) in certain instances the optionee’s achievement of specific objectives. We estimated the fair value on the date of grant for the service time-vested options awarded during the years ended December 31, 2012 and 2011 and amortized those fair values over the service time requirement. During the years ended December 31, 2012 and 2011, we amortized approximately $161,300 and $488,200, respectively fo those fair values to operating expenses. For those option awards that vest on the optionee’s achievement of certain objectives, until it is probable that the optionee will achieve the specific objective, the award is not earned and the fair value of the option is not estimated. During the years ended December 31, 2012 and 2011, certain objective-based options were earned, and the aggregate estimated fair value of those options of approximately $22,300 and $92,000, respectively were charged to operating expenses.

Additionally, during the year ended December 31, 2011, we issued options to purchase 835,000 shares of our common stock at a weighted average exercise price of $1.50, to certain employees in recognition of services rendered and as an incentive for services to be rendered or additional objectives to be achieved. During the year ended December 31, 2011, we charged the fair value of those options earned based on service time of approximately $404,500 to operating expenses. During the year ended December 31, 2012, it was deemed probable that certain of the objective-based options would be earned therefore the estimated fair values of these options of approximately $131,000 were charged to operating expenses.

Options to purchase 400,000 shares of our common stock at a weighted average exercise price of $1.20 were issued during the year ended December 31, 2011, to certain of our directors for board responsibilities. The fair value of these options on their date of grant based on the Black-Scholes option pricing model was approximately $363,800. During the years ended December 31, 2012 and 2011 we charged approximately $28,400 and $330,700, respectively of the fair value to operating expenses, with approximately $4,700 of the fair value remaining to be charged to operating expenses subsequent to December 31, 2012.

We issued options to purchase 50,000 and 232,500 shares of our common stock to certain advisory board members during the years ended December 31, 2012 and 2011, respectively, with weighted average exercise prices of $0.74 and $1.13 per share, respectively. Their fair values on the date of grant, based on the Black-Scholes option pricing model, were approximately $31,200 and $222,000, which were charged to operating expenses during the years ended December 31, 2012 and 2011, respectively.

In addition to the charges to operating expenses during the years ended December 31, 2012 and 2011 for the fair value of options awarded and earned during the respective year, certain options awarded in prior periods were amortized over their vesting periods encompassing the years ended December 31, 2012 and 2011. We charged to operating expenses approximately $71,800 and $316,100 during the years ended December 31, 2012 and 2011, respectively.

During the years ended December 31, 2012 and 2011, an aggregate of approximately $445,900 and $1,853,400 was recognized in operating expenses in relation to options.

The following table summarizes our stock option activity for the periods presented:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2011	3,488,761	$1.02
Granted	2,597,500	$1.26
Exercised	-	-
Cancelled	(200,000)	$1.40
Balance, December 31, 2011	5,886,261	$1.11
Granted	300,000	$0.72
Exercised	-	-
Cancelled	(476,136)	$1.15
Balance, December 31, 2012	5,710,125	$1.10

The following table summarizes options outstanding at December 31, 2011:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Shares	Exercise	Remaining	Intrinsic
	Issuable	Price	Term (Years)	Value

Exercisable	3,578,567	$1.04	3.0	$82,177
Not vested	2,131,558	$1.22	3.3	$200,034
Balance, December 31, 2012:	5,710,125	$1.10	3.2	$282,211

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the periods presented:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2011	5,329,783	$1.16
Granted	582,358	$0.90
Exercised	(460,000)	$0.60
Cancelled	-	-
Balance, December 31, 2011	5,452,141	$1.18
Granted	22,048,510	$0.67
Exercised	-	-
Cancelled	(147,500)	$2.25
Balance, December 31, 2012	27,353,151	$0.76

The following table sets forth the warrants granted during the year ended December 31, 2012:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible debenture - bonus warrants	166,675	$0.60
10% convertible preferred stock - warrants	3,761,365	$1.00
8% convertible promissory notes - warrants	17,820,470	$0.60
Consultants	300,000	$0.82
Total	22,048,510	$0.76

During the years ended December 31, 2012 and 2011, we issued warrants to purchase 166,675 and 316,682 shares of our common stock, respectively at exercise prices of $0.60 to the holders of our 10% convertible debentures pursuant to their amended terms. Since the fair value of those warrants was initially recorded as a derivative liability and charged to other expenses in our statement of operation upon the amendment of the debentures, upon issuance of the warrants, these fair values of approximately $57,000 and $234,700, respectively was charged to the derivative liability and credited to equity. See Notes 6 and 7 for further discussion of these warrants.

During the years ended December 31, 2012 and 2011, we issued warrants to purchase 300,000 and 265,676 shares of our common stock, respectively to consultants and advisors at weighted average exercise prices of $0.82 and $1.25 per share, respectively. These warrants had a fair value of approximately $78,600 and $265,100, respectively at the date of grant which was charged to our statement of operations. For the warrants issued during the year ended December 31, 2012, we estimated the fair value of these warrants at their grant dates by using the Black-Scholes option pricing model with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of between 100% and 118%, (iii) risk-free interest rates of between 0.4% and 0.6%, and (iv) expected lives of three to five years.

During the year ended December 31, 2012, we issued warrants to purchase 3,761,365 shares of our common stock at an exercise price of $1.00 to the holders of our 10% convertible preferred stock pursuant to the terms of the agreement. When it was probable we would be required to issue these warrants, their fair value was estimated to be $2.4 million, which was recorded as a derivative liability and a charge to other expense in our statement of operations. We estimated the initial fair value of these warrants by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 110%, (iii) a risk-free interest rate 0.6%, and (iv) an expected life of fifty-one months. See Notes 6 and 8 for further discussion of these warrants. Upon issuance of the warrants, the derivative liability of $1.8 million was eliminated and a credit to equity was made.

During the year ended December 31, 2012, pursuant to our 8% convertible promissory notes, we issued warrants to purchase 17,820,470 shares of our common stock at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of approximately $443,300 which were recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 6 and 7 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models.

In addition, the fair value of a previously issued warrant which is being amortized over a service period spanning multiple reporting periods, was revalued using the Black-Scholes option pricing model, at the end of each reporting period. During the year ended December 31, 2012, we reduced the fair value by approximately $157,800 and recorded a credit in our statement of operations. During the year ended December 31, 2011, based on the fair value we recorded a charge in our statement of operations of approximately $273,400.

Note 11 - Income Taxes

Due to our substantial operating losses and the valuation allowance applied against our deferred tax assets, we have not recorded any income tax expense or benefit.

	December 31,	December 31,
	2012	2011
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-
Provision for income tax, net	$-	$-

Income taxes related to our loss from operations differ from the amount computed using the federal statutory income tax rate as follows:

	December 31,	December 31,
	2012	2011

Tax (benefit) provision computed at the federal statutory rate	$(1,901,595)	$(3,837,164)
State income tax (benefit), net of federal income tax effect	(271,656)	(548,166)
Nondeductible permanent differences	(468,568)	1,468,778
Change in valuation allowance	2,641,819	2,916,552
Provision for income taxes	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2012 and 2011, we had available net operating loss carry forwards of $17.4 million and $12.0 million, respectively that expire through 2032.

As of December 31, 2012 and 2011, our deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2012	2011

Deferred Tax Assets:
Non-cash interest expense	$1,403,000	$1,198,911
Share-based compensation	3,622,057	3,352,610
Other	254,740	254,740
Net operating loss carry forward	6,950,951	4,782,668
Less: Valuation allowance	(11,928,354)	(9,286,535)
	302,394	302,394
Deferred Tax Liabilities:
Property and equipment	(302,394)	(302,394)

Net deferred asset (liability)	$-	$-

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We have not remained current with our filing of our federal or state tax returns. Due to the delinquent filings, our income tax returns are open to examination by federal and state authorities, generally for the years ended September 30, 2008 and later. We do not have any amount recorded for any unrecognized tax benefits as of December 31, 2012 and 2011, nor did we record any amount for the implementation of ASC 740. Our policy is to record estimated interest and penalty related to underpayment of income taxes or unrecognized tax benefits as a component of our income tax provision. During the years ended December 31, 2012 and 2011, we did not recognize any interest or penalties in our statement of operations and there are no accruals for interest or penalties at December 31, 2012 or 2011.

Note 12 - Business Concentration

During the years ended December 31, 2012 and 2011, we sold our products to 33 and 26 different customers, respectively and with sales of our ECOTRAX rail ties to one customer representing approximately 58% and 51%, respectively of our total revenue.

Our purchases of raw materials and contract manufacturing services and products, was concentrated in approximately twenty vendors, during the years ended December 31, 2012 and 2011, of which the top five vendors approximated 52% and 40%, respectively of our purchases.

Note 13 - Commitments and Contingencies

Operating leases

We lease our office space in New Providence, New Jersey pursuant to a one-year extension of our prior three-year lease agreement for monthly lease payments of approximately $3,800.  These premises serve as our corporate headquarters. The lease expires on October 31, 2013.  Facility rent expense totaled approximately $45,000 and $39,600 for the years ended December 31, 2012 and 2011, respectively.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  For the years ended December 31, 2012 and 2011, we accrued royalties payable to Rutgers on product sales of approximately $86,400 and $29,600, respectively. In addition, for the year ended December 31, 2012, since we did not meet the minimum royalty due pursuant to the license, we accrue $113,600 which was charged to operating expenses in our statement of operations. We also pay annual membership dues to Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AMIPP, a department of Rutgers.  The membership allows us to use AMIPP for basic research and development at no additional cost, with access to more comprehensive R&D services available to us for fees determined on a per-project basis.

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

From time to time we may be subject to various other routine legal matters incidental to our business, but we do not believe that they would have a material adverse effect on our financial condition or results of operations.

Note 14 - Related Party Transactions

Perry Jacobson

Perry Jacobson was appointed to our board of directors on September 20, 2010.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Jacobson 12,500 shares of our 10% convertible redeemable preferred stock (the “Preferred Stock”) for $125,000. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Jacobson at a conversion price of $1.00 per share, as adjusted. Mr. Jacobson is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by Mr. Jacobson any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, Mr. Jacobson received a warrant to purchase 62,500 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933, as amended (the “Securities Act”) or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of December 31, 2012, Mr. Jacobson has received an aggregate of 37,805 shares of common stock as dividend payments on the Preferred Stock held by him.

Samuel G. Rose and Julie Walters

Samuel G. Rose and Julie Walters beneficially own in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Rose 100,000 shares of our Preferred Stock for $1,000,000 million. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Rose at a conversion price of $1.00 per share, as adjusted. Mr. Rose is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by Mr. Rose any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, Mr. Rose received a warrant to purchase 500,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of December 31, 2012, Mr. Rose has received an aggregate of 302,417 shares of common stock as dividend payments on the Preferred Stock held by them.

12% Convertible Revolving Credit Agreement. During the year ended December 31, 2011, we entered into a convertible revolving credit agreement (the “Loan Agreement”) with Mr. Rose. Under the terms of the Loan Agreement, Mr. Rose agreed to lend us up to $2,000,000 on a revolving basis (the “Loan”). The Loan carried interest at 12% per annum on the outstanding principal amount. The Loan had an original maturity date of September 30, 2012. In consideration for the Loan, we paid all legal and accounting costs associated with the documentation of the Loan and issued to Mr. Rose 250,000 shares of our restricted common stock. We granted Mr. Rose a security interest in our inventory and accounts receivable pursuant to terms of a security agreement. During the year ended December 31, 2011, we borrowed $466,000 under the Loan Agreement. During the year ended December 31, 2012 we repaid the outstanding principal and accrued interest and the Loan Agreement was cancelled.

8% Convertible Promissory Notes. Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Rose Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Rose Demand Note at a rate of 8.0% per annum. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt, the Judy Lenkin Lerner Revocable Trust and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of December 31, 2012, we have issued and sold to Mr. Rose and Ms. Walters an aggregate principal amount of $2,542,593 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 6,356,483 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes and the 8% Note Warrants issued at such closing, Mr. Rose converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Rose Demand Note and paid us in cash for the balance. As of December 31, 2012, Mr. Rose and Ms. Walters have received an aggregate of 159,678 shares of common stock as interest payments under the 8% Notes held by them.

The 8% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the 8% Notes). We may prepay the 8% Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the 8% Notes at a rate of 8.0% per annum, payable during the first three years that the 8% Notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the 8% Notes. During the fourth and fifth years that the 8% Notes are outstanding, interest that accrues under the 8% Notes shall be payable in cash.

The 8% Note Warrants are exercisable at an exercise price of $0.60 per share of common stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of Common Stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the 8% Notes to which the applicable 8% Note Warrant is related has been repaid in full.

In connection with the entry into the Purchase Agreement, pursuant to the terms thereof, on August 24, 2012, we granted to the Note Purchase Agreement Investors (i) certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) a security interest and lien in all of our assets and rights to secure our obligations under the 8% Notes.

TM Investments, LP

TM Investments, LP beneficially owns in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to TM Investments, LP, 150,000 shares of our Preferred Stock for $1,500,000. The Preferred Stock may be converted into shares of our common stock at any time by TM Investments, LP at conversion price of $1.00 per share, as adjusted. TM Investments, LP is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cashor in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by TM Investments, LP any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, TM Investments, LP received a warrant to purchase 500,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of December 31, 2012, TM Investments, LP has received an aggregate of 449,420 shares of common stock as dividend payments on the Preferred Stock that it holds.

MLTM Lending, LLC and the ML Dynasty Trust

MLTM Lending, LLC and the ML Dynasty Trust beneficially own in excess of 5% of our outstanding stock. Pursuant to the Schedule 13D filings made by MLTM Lending, LLC and the ML Dynasty Trust, the ML Dynasty Trust shares with MLTM the power to vote or direct the vote of, and to dispose or direct the disposition of, greater than 5% of our outstanding stock. Thomas Bowersox, a member of our board of directors, is a trustee of the ML Dynasty Trust.

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to MLTM Lending, LLC a Demand Note (the “MLTM Demand Note”) in the principal amount of $1,426,667. Interest accrued on the unpaid principal balance of the MLTM Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2012, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of $2,246,777 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, 5,616,944 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes and the 8% Note Warrants, MLTM Lending, LLC converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the MLTM Demand Note and paid us in cash for the balance. As of December 31, 2012, MLTM Lending, LLC has received an aggregate of 147,031 shares of common stock as interest payments under the 8% Notes that it holds.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Judy Lenkin Lerner Revocable Trust

The Judy Lenkin Lerner Revocable Trust beneficially owns in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to the Judy Lenkin Lerner Revocable Trust (the “Lerner Trust”) 25,000 shares of our Preferred Stock for $250,000. The Preferred Stock may be converted into shares of our common stock at any time by Ms. Lerner at a conversion price of $1.00 per share, as adjusted. The Lerner Trust is entitled to receive dividends at the rate of 10% percent per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by the Lerner Trust any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, the Lerner Trust received a warrant to purchase 125,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of December 31, 2012, the Lerner Trust has received an aggregate of 74,905 shares of common stock as dividend payments on the Preferred Stock that it holds.

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to the Lerner Trust a Demand Note (the “Lerner Trust Demand Note”) in the principal amount of $100,000. Interest accrued on the unpaid principal balance of the Lerner Trust Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2012, we have issued and sold to the Lerner Trust an aggregate principal amount of $152,578 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, 381,445 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes and the 8% Note Warrants, the Lerner Trust converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Lerner Trust Demand Notes and paid us in cash for the balance. As of December 31, 2012, the Lerner Trust has received an aggregate of 9,858 shares of common stock as interest payments under the 8% Notes that it holds.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock, and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement.

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to Mr. Kronstadt a demand promissory note (the “Kronstadt Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Kronstadt Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2012, we have issued and sold to Mr. Kronstadt an aggregate principal amount of $2,042,630 of our 8% Notes and 8% Note Warrants to purchase, in the aggregate, 5,106,575 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes and the 8% Note Warrants at such closing, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Kronstadt Demand Note and paid us in cash for the balance. As of December 31, 2012, Mr. Kronstadt has received an aggregate of 146,770 shares of common stock as interest payments under the 8% Notes that it holds.

The terms of the 8% Notes and the 8% Note Warrants are described above..

Michael Dodd

Mr. Dodd, who was a member of our board of directors from September 2010 until his resignation in August 2012, was also serving as the Chief Executive Officer of 3D Global Solutions Inc. (3D).  3D provided professional program management services to governments, corporations and global organizations. During the year ended December 31, 2011, 3D purchased approximately $102,200 of our composite rail ties on terms similar to our other customers and which remains uncollected at September 30, 2012 and we have provided an allowance due to its prospect for collectability. We have initiated legal action in an effort to collect the balance due.

Note 15 - Subsequent Event

8% Convertible Promissory Notes.

Subsequent to December 31, 2012, we issued and sold to certain investors, pursuant to a Note Purchase Agreement we entered into during the year ended December 31, 2012, an aggregate principal amount of $1,750,001 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common Stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 4,375,004 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants.

The 8% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the 8% Notes). We may prepay the 8% Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the 8% Notes at a rate of 8.0% per annum, payable during the first three years that the 8% Notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the 8% Notes. During the fourth and fifth years that the 8% Notes are outstanding, interest that accrues under the 8% Notes shall be payable in cash.

The 8% Note Warrants are exercisable at an exercise price of $0.60 per share of common stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of Common Stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the 8% Notes to which the applicable 8% Note Warrant is related has been repaid in full.

