Form 10-Q/A
period 2012-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2013-05-14
CIK 753048

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

 EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on May 21, 2012 to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2012 and 2011 as discussed in Note 2 to the accompanying restated unaudited condensed consolidated financial statements.

1. Background of the Restatements

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

On May 21, 2012, we filed our Form 10-K/A (Amendment No. 1) for the year ended December 31, 2011 and Form 10-Q/A (Amendment No. 1) for the period ended September 30, 2011 restating our financial statements and other disclosures where necessary, to properly account for these issues.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Restated)

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,107,837	$1,982,772
Accounts receivable	863,273	701,155
Inventories	1,168,372	1,528,491
Prepaid expenses	350,386	203,445
Total current assets	3,489,868	4,415,863

Property and equipment, net	1,539,466	1,047,136

Other long-term and intangible assets	74,997	78,997

Total assets	$5,104,331	$5,541,996

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,013,182	$1,175,462
Accrued liabilities	399,624	359,715
Revolving credit facility, net of discounts	262,529	160,794
Derivative liability – conversion options	127,071	113,271
Derivative liability - warrants	-	1,875,463
Derivative liability – bonus warrants	21,445	70,343
Convertible debt	600,000	772,500
Total current liabilities	3,423,851	4,527,548

Fair value of 10% convertible preferred stock warrants	244,997	487,555

Total liabilities	3,668,848	5,015,103

Commitments and contingencies

10% Convertible preferred stock, no par value; authorized 880,000 shares; 746,023 and 752,273 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5,695,009	5,520,256
Redeemable common stock, no par value; 250,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	242,500	242,500

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 25,442,299 and 25,007,261 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	26,553,478	24,410,071
Accumulated deficit	(31,055,504)	(29,645,934)
Total stockholders' deficit	(4,502,026)	(5,235,863)
Total liabilities and stockholders' deficit	$5,104,331	$5,541,996

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(Unaudited)

	2012	2011
	(Restated)	(Restated)

Revenue	$2,296,573	$190,887
Costs of sales	2,285,450	275,389
Gross margin (loss)	11,123	(84,502)

Operating expenses:
Product development and quality management	235,479	73,395
Marketing and sales	138,772	59,061
General and administrative	835,391	1,478,713
Total operating costs and expenses	1,209,642	1,611,169

Loss from operations	(1,198,519)	(1,695,671)

Other expense:
Interest expense	37,974	30,080
Amortization of debt discounts	170,082	118,426
Loss on debt extinguishment	-	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185
Change in fair value of derivative liabilities	2,995	(311,374)
Total other expense	211,051	1,984,317

Loss before provision for income taxes	(1,409,570)	(3,679,988)

Provision for income taxes	-	-
Net loss	(1,409,570)	(3,679,988)
Accretion of preferred stock dividends and beneficial conversion feature	(345,526)	(3,859)
Net loss attributable to common shareholders	$(1,755,096)	$(3,683,847)

Weighted average common shares - basic and diluted	25,630,321	23,461,790

Basic and diluted net loss per share	$(0.07)	$(0.16)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2012 THROUGH MARCH 31, 2012

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2012 (Restated)	25,007,261	$24,410,071	$(29,645,934)	$(5,235,863)

Shares issued for services rendered	125,000	90,000		90,000
Shares issued upon conversion of 10% convertible preferred stock	62,500	62,500		62,500
Shares issued for dividend payments	247,538	176,620		176,620
Share-based compensation		284,350		284,350
Accretion of dividend on 10% convertible preferred stock		(171,751)		(171,751)
Accretion of beneficial conversion feature of 10% convertible preferred stock		(173,775)		(173,775)
Issue warrants as a result of reset of 10% convertible preferred stock		1,875,463		1,875,463
Net loss			(1,409,570)	(1,409,570)

Balance, March 31, 2012 (Restated)	25,442,299	$26,553,478	$(31,055,504)	$(4,502,026)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Unaudited)

	2012	2011
	(Restated)	(Restated)

Cash flow from operating activities:
Net loss	$(1,409,570)	$(3,679,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, and amortization	34,244	40,084
Accretion of convertible debt discount	-	118,426
Accretion of preferred stock discount	68,347	-
Accretion of revolving credit agreement discount	101,735	-
Loss on debt extinguishment	-	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185
Change in fair value of 10% convertible preferred stock warrants	(242,558)	-
Change in fair value of derivative liability – bonus warrants	(10,805)	(311,374)
Change in fair value of derivative liability	13,800	-
Share-based compensation	336,257	1,026,248
Changes in operating assets and liability:
Accounts receivable	(162,118)	(190,053)
Inventories	360,119	(271,672)
Prepaid expenses and deposits	(142,941)	18,186
Accounts payable	837,720	(73,602)
Accrued liabilities	39,909	(20,681)
Net cash used in operating activities	(175,861)	(1,197,241)

Cash flows from investing activities:
Purchase of property and equipment	(526,574)	(91,475)
Net cash used in investing activities	(526,574)	(91,475)

Cash flows from financing activities:
Proceeds from issuance of 10% convertible preferred stock, net	-	1,395,079
Issuance of common stock, net of expenses	-	200
Repayments of convertible debt	(172,500)	-
Repayment of short term notes	-	(9,391)
Net cash (used in) provided by financing activities	(172,500)	1,385,888

Net (decrease) increase in cash	(874,935)	97,172
Cash and cash equivalents at beginning of period	1,982,772	785,612
Cash and cash equivalents at end of period	$1,107,837	$882,784

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,974	$29,947
Conversion of 10% convertible preferred Stock	62,500	-
Conversion of note	-	60,000
Accretion of dividends on 10% convertible preferred stock	171,751	3,859
Fair value of warrants issued on reset of 10% convertible preferred stock	1,875,463	-

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

(q)       Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At March 31, 2012, we have working capital of approximately $66,000, a stockholders’ deficit of approximately $4.5 million and have accumulated losses to date of approximately $31.1 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations.  We are seeking additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

This Quarterly Report on Form 10-Q for the three months ended March 31, 2012 incorporates corrections made in response to the accounting errors described above by restating our consolidated balance sheets as of March 31, 2012 and December 31, 2011 and our consolidated financial statements presented herein for the three months ended March 31, 2012 and 2011.

The following tables show the effects of the restatement on our consolidated balance sheets as of March 31, 2012, December 31, 2011 and March 31, 2011 and consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011:

Effect on Consolidated Balance Sheet

March 31, 2012

	As Previously
	Reported on
	Form 10-Q	Adjustments		Restated

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,013,182			$2,013,182
Accrued liabilities	399,624			399,624
Convertible revolving credit facility, net of discounts	262,529			262,529
Derivative liability - conversion option	127,071			127,071

Derivative liability - bonus warrants	-	797,185	(e)	21,445
		(502,916	)(f)
		(272,824	)(g)

Convertible debt	497,142	600,000	(a)	600,000
		(497,142	)(b)

Total current liabilities	3,299,548	124,303		3,423,851

Fair value of 10% convertible preferred stock warrants	244,997			244,997
Total liabilities	3,544,545	124,303		3,668,848

Commitments and contingencies

10% Convertible preferred stock, no par value; authorized 880,000 shares; 746,023 shares issued and outstanding at March 31, 2012, net of discount	5,695,009			5,695,009
Redeemable common stock, no par value; 250,000 shares issued and outstanding at March 31, 2012	242,500			242,500

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
25,442,299 shares issued and outstanding at March 31, 2012	25,803,478	1,350,000	(d)	26,553,478
		(600,000	)(a)
		(272,824	)(c)
		272,824	(g)

Accumulated deficit	(30,181,201)	(1,350,000)	(d)	(31,055,504)
		497,142	(b)
		(797,185	)(e)
		502,916	(f)
		272,824	(c)

Total stockholders' deficit	(4,377,723)	(124,303)		(4,502,026)
Total liabilities and stockholders' deficit	$5,104,331	$-		$5,104,331

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

(f) - to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants for the three months ended March 31, 2012.

(g) - to record the fair value of bonus warrants.

Effect on Consolidated Balance Sheet

March 31, 2011

	As Previously
	Reported on
	Form 10-Q	Adjustments		Restated

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$971,710			$971,710
Accrued liabilities	165,482			165,482
Notes payable	3,594			3,594

Derivative liability - bonus warrants	-	797,185	(e)	485,811
		(311,374	)(c)

Current portion of convertible debt	85,714	600,000	(a)	600,000
		(85,714	)(b)

Total current liabilities	1,226,500	1,000,097		2,226,597

Convertible debt, net of discount	342,526			342,526
Total liabilities	1,569,026	1,000,097		2,569,123

Commitments and contingencies

10% Convertible preferred stock, no par value; authorized 880,000 shares; 156,498 issued and outstanding at March 31, 2011, net of discount	1,098,462			1,098,462

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares;
24,009,145 shares issued and outstanding at March 31, 2011	19,801,401	1,350,000	(d)	20,551,401
		(600,000	)(a)

Accumulated deficit	(20,612,499)	(1,350,000	)(d)	(22,362,596)
		85,714	(b)
		(797,185	)(e)
		311,374	(c)

Total stockholders' deficit	(811,098)	(1,000,097)		(1,811,195)
Total liabilities and stockholders' deficit	$1,856,390	$-		$1,856,390

(a) - to reverse the improper recording of debt discount.

(b) - to reverse the improper recording of and amortization of debt discount.

(c) - to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants at March 31, 2011.

(d) - to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt at the amendment date.

(e) - to record the fair value of the bonus warrants as of the amendment date as a component of the reacquisition price of the new debt.

Effect on Consolidated Statement of Operations

for the Three Months Ended March 31, 2012

	As Previously
	Reported on
	Form 10-Q	Adjustments		Restated

Loss from operations	$(1,198,519)			$(1,198,519)

Other expenses:
Interest expense	37,974			37,974
Amortization of debt discounts	311,032	(102,857	)(a)	170,082
		(38,093	)(b)

Change in fair value of derivative liabilities	13,800	(10,805	)(c)	2,995
Total other expenses	362,806	(151,755)		211,051

Loss before provision for income taxes	(1,561,325)	151,755		(1,409,570)
Provision for income taxes	-	-		-
Net loss	(1,561,325)	151,755		(1,409,570)
Accretion of preferred dividends and beneficial conversion feature	(345,526)			(345,526)
Net loss attributable to common shareholders	$(1,906,851)	$151,755		$(1,755,096)

Weighted average common shares - basic and diluted	25,630,321	25,630,321		25,630,321
Basic and diluted net loss per share	$(0.07)	$0.01		$(0.07)

(a) - to reverse the improper amortization of debt discount.

(b) - to reverse the impact of the improper recording of the fair value of the Bonus Warrants upon issuance.

(c) - to recognize the gain on the change in the fair value of the derivative liability associated with the Bonus Warrants for the period.

Effect on Consolidated Statement of Operations

for the Three Months Ended March 31, 2011

	As Previously
	Reported on
	Form 10-Q	Adjustments		Restated

Loss from operations	$(1,695,671)			$(1,695,671)

Other expenses:
Interest expense	30,080			30,080
Amortization of debt discounts	204,140	(85,714	)(a)	118,426
Loss on debt extinguishment		1,350,000	(b)	1,350,000
Fair value of bonus warrants at debt extinguishment		797,185	(c)	797,185
Change in fair value of derivative liabilities	-	(311,374	)(d)	(311,374)
Total other expenses	234,220	1,750,097		1,984,317

Loss before provision for income taxes	(1,929,891)	(1,750,097)		(3,679,988)
Provision for income taxes	-	-		-
Net loss	(1,929,891)	(1,750,097)		(3,679,988)
Accretion of preferred dividends and beneficial conversion feature	(3,859)			(3,859)
Net loss attributable to common shareholders	$(1,933,750)	$(1,750,097)		$(3,683,847)

Weighted average common shares - basic and diluted	23,461,790	23,461,790		23,461,790
Basic and diluted net loss per share	$(0.08)	$(0.07)		$(0.16)

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

Effect on Consolidated Statement of Cash Flows

for the Three Months Ended March 31, 2012

	As Previously
	Reported on
	Form 10-Q	Adjustments		Restated

Cash flow from operating activities:
Net income (loss)	$(1,561,325)	$151,755		$(1,409,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	102,857	(102,857	)(a)	-
Share-based compensation	374,350	(38,093	)(b)	336,257
Change in fair value of derivative liabilities - Bonus Warrants	-	(10,805	)(c)	(10,805)

Net cash used in operating activities	(175,861)	-		(175,861)

(a) - to reverse the improper amortization of debt discount.

(b) - to reverse the impact of the improper recording of the fair value of the bonus warrants upon issuance.

(c) - to recognize the gain on the change in the fair value of the derivative liability associated with the bonus warrants at period end.

Effect on Consolidated Statement of Cash Flows

for the Three Months Ended March 31, 2011

	As Previously
	Reported on
	Form 10-Q	Adjustments		Restated

Cash flow from operating activities:
Net income (loss)	$(1,929,891)	$(1,750,097)		$(3,679,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	204,140	(85,714	)(a)	118,426
Loss on debt extinguishment	-	1,350,000	(b)	1,350,000
Fair value of bonus warrants at debt extinguishment	-	797,185	(c)	797,185
Change in fair value of derivative liabilities - Bonus Warrants	-	(311,374	)(d)	(311,374)

Net cash used in operating activities	(1,197,241)	-		(1,197,241)

(a) - to reverse the improper amortization of debt discount.

(b) - to record the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt at amendment date.

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

Note 6 - Derivative Liabilities

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

Since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. The bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815 and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. During the three months ended March 31, 2012 and 2011, we recorded approximately $10,800 and $311,400, respectively of the gain in the fair value of the derivative liability. Upon issuance of the bonus warrants during the three months ended March 31, 2012 and during the year ended December 31, 2011, we credited additional paid-in capital for approximately $38,100, and $234,700, respectively.

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of March 31, 2012 and December 31, 2011 are categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of March 31, 2012
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Derivative liability – conversion option	$-	$-	$127,071	$127,071
Derivative liability – bonus warrants	-	-	21,445	21,445
Placement agent warrants	-	-	244,997	244,997
Total	$-	$-	$393,513	$393,513

	As of December 31, 2011
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Derivative liability – conversion option	$-	$-	$113,271	$113,271
Derivative liability – warrants	-	-	1,875,463	1,875,463
Derivative liability – bonus warrants	-	-	70,343	70,343
Placement agent warrants	-	-	487,555	487,555
Total	$-	$-	$2,546,632	$2,546,632

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

	Conversion Option	Warrants	Bonus Warrants	Placement Agent Warrants

Beginning balance as of January 1, 2012	$113,271	$1,875,463	$70,343	$487,555
Loss (gain) in fair value	13,800	-	(10,805)	(242,558)
Credited to common stock upon issuance of Warrants	-	(1,875,463)	(38,093)	-
Ending balance as of March 31, 2012	$127,071	$-	$21,445	$244,997

In accordance with “Accounting for Derivative Instruments and Hedging”, we calculated the fair value of the revolving credit agreement conversion feature using the Black-Scholes option pricing model and the assumptions used in the model were as follows:

March 31, 2012
Expected volatility	84 to 99%
Expected life (months)	6 to 36
Risk free interest rate	0.15 to 0.51%
Forfeiture rate	-
Dividend rate	-

Note 7 - Convertible Debt

The components of debt are summarized as follows.

	Due	March 31, 2012	December 31, 2011
10% convertible debentures	June 2012	$600,000	$600,000
8.75% convertible debenture	January 2012	-	172,500
Total		$600,000	$772,500

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

In addition, since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. The bonus warrant derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. (See Note 6)

During the three months ended March 31, 2012 and 2011, we recorded approximately $10,800 and $311,400, respectively of the gain in the fair value of the derivative liability.

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

Of the warrants to purchase shares of our common stock granted during the three months ended March 31, 2012, we issued warrants to purchase 3,761,365 shares of our common stock at a weighted average exercise price of $1.00 to the holders of our 10% convertible preferred stock pursuant to the Make Good Adjustment. Additionally we issued warrants to purchase 100,005 shares of our common stock at a weighted average exercise price of $0.60 to the holders of our 10% convertible debentures pursuant to their amended terms. These warrants had a fair value of $38,093 at the date of grant which was charged to common stock during the period. The fair values at date of grant for the warrants were based on the Black-Scholes pricing model.

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

Note 15 - Subsequent Event

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

Interest Expense and Amortization of Debt Discounts.  Interest expense primarily consists of the contractual interest rate we pay on our convertible debt instruments. Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our convertible debt

Loss on Debt Extinguishment. Since the terms of amendment of our 10% convertible debentures required us to use extinguishment accounting and as such, we recognized the reacquisition costs as a loss on extinguishment. The reacquisition costs included the beneficial conversion feature and the fair value of the of the bonus warrants we were required to issue.

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

Gain or Loss from Change in Fair Value of Derivative Liabilities. During January 2011, we agreed to amend the terms of our 10% convertible debentures, which among other revisions extended the maturity dates to June 30, 2012 and that for each calendar month after the original maturity dates that these debentures remained outstanding, required us to issue warrants. Since it was probable that we would issue these warrants, we calculated the fair value of the warrants and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations. The derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations.

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

Amortization of Deb Discounts. During the three months ended March 31, 2012 and 2011, we recognized approximately $170,100 and $118,400, respectively for the amortization of convertible debt discounts. At the time of issuance, we recorded discounts on our convertible securities primarily due to the imbedded conversion features, the fair value of any related shares of common stock or warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to stockholders’ deficit in the case of the imbedded beneficial conversion feature and warrants issued pursuant to the convertible preferred stock and to expense in the case of the shares of common stock or warrants and costs of issuances. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period.

At March 31, 2012, the unamortized discounts of our convertible securities were approximately $2.1 million, which consisted of an approximately $203,000 discount associated with our convertible debt and approximately $1.9 million of discount associated with our 10% convertible preferred stock. The unamortized discount associated with the convertible debt will be fully amortized on June 30, 2012. The unamortized discount associated with the convertible preferred stock is being amortized over three years (the period of time after which the preferred stock may be redeemed), through April 2014.

Loss on Debt Extinguishment. We accounted for the amendment to our 10% convertible debentures as an extinguishment of the old debt and the issuance of new debt. The difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt was $1.4 million and was recognized as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. There was no corresponding charge in the three months ended March 31, 2012.

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

During the three months ended March 31, 2011, we recorded the fair value of the derivative liability of approximately $797,200 as a charge in our statement of operations.

Gain or Loss from Change in Fair Value of Derivative Liability. During the year ended December 31, 2011, we entered into a revolving credit agreement and pursuant to the agreement we recognized the fair value of the embedded beneficial conversion feature as a derivative liability. To recognize the change in fair value of the derivative liability at March 31, 2012 we recorded a loss of $13,800. There was no such transaction during the corresponding period in 2011.

Effective January 14, 2011, the holders of our 10% convertible debentures agreed to certain amendments to the debentures. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these debentures remained outstanding, we would issue a warrant based on a predetermined calculation. Since it was probable that we would issue these warrants at each month-end through the amended maturity date, we calculated the fair value of the warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss on the derivative liability in the accompanying statements of operations. During the three months ended March 31, 2012 and 2011, we recorded a gain in the change in fair value of the derivative liability of approximately $10,800 and $311,400, respectively in our statement of operations.

Income Taxes . We have unused net operating loss carry forwards, which included losses incurred from inception through March 31, 2012. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through March 31, 2012 has been recorded.

Liquidity, Capital Resources and Plan of Operations

At March 31, 2012 we had approximately $3.5 million in current assets and $3.4 million in current liabilities resulting in working capital of $0.1 million. This compares to working capital of approximately $164,000 million at December 31, 2011.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of March 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(i)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting regarding complex financial instruments. As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis. On August 13, 2012, we became aware that we had failed to properly account for the amendment on January 14, 2011 of our 10% convertible debentures. As a result, we determined that our historical consolidated financial statements for the interim periods ended March 31, 2011, June 30, 2011, September 30, 2011, for the year ended December 31, 2011 and for the interim period ended March 31, 2012 should not be relied upon and needed to be restated; and

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

During the three months ended March 31, 2012, we issued warrants to purchase 100,005 shares of our common stock at a weighted average exercise price of $0.60 per share, to debenture holders pursuant to the amended terms of our 10% convertible debentures due in June 2012. The warrants had a fair value of approximately $38,000 at the date of grant based on the Black-Scholes pricing model, which was recognized in common stock during the period.

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

Axion International Holdings, Inc.

Date: May 14, 2013	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: May 14, 2013	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

