Form 10-Q
period 2013-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2013-05-15
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of May 14, 2013 was 29,603,766.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,139,163	$346,905
Accounts receivable, net of allowance	551,877	192,015
Inventories	2,498,141	3,088,953
Prepaid expenses and deposits	105,662	165,339
Total current assets	4,294,843	3,793,212

Property and equipment, net	1,996,461	2,005,215

Other long-term and intangible assets	-	68,284

Total assets	$6,291,304	$5,866,711

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$711,660	$890,394
Accrued liabilities	500,595	446,434
Derivative liabilities – 8% convertible promissory notes	7,100,000	830,000
Total current liabilities	8,312,254	2,166,828

8% convertible promissory notes, net of discounts	6,770,478	5,671,162
Fair value of 10% convertible preferred stock warrants	216,016	81,716
Total liabilities	15,298,748	7,919,706

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 702,123 and 706,023 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, net of discounts	6,112,913	5,922,612

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 28,984,173 and 28,820,173 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	26,828,772	27,103,454
Accumulated deficit	(41,949,129)	(35,079,061)
Total stockholders' deficit	(15,120,357)	(7,975,607)
Total liabilities and stockholders' deficit	$6,291,304	$5,866,711

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2013	2012

Revenue	$1,759,635	$2,296,573
Costs of sales	1,522,421	2,285,450
Gross margin	237,214	11,123

Operating expenses:
Product development and quality management	218,223	235,479
Marketing and sales	244,929	138,772
General and administrative	718,111	835,391
Total operating costs and expenses	1,181,263	1,209,642

Loss from operations	(944,049)	(1,198,519)

Other expenses:
Interest expense	172,404	37,974
Amortization of debt discount	143,891	170,082
Change in fair value of derivative liabilities	5,609,724	2,995
Total other expenses	5,926,019	211,051

Net loss	(6,870,068)	(1,409,570)
Accretion of preferred stock dividends and beneficial conversion feature	(410,830)	(345,526)
Net loss attributable to common shareholders	$(7,280,898)	$(1,755,096)

Weighted average common shares - basic and diluted	28,862,062	25,630,321

Basic and diluted net loss per share	$(0.25)	$(0.07)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2013 THROUGH MARCH 31, 2013

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2013	28,820,173	$27,103,454	$(35,079,061)	$(7,975,607)

Shares issued upon conversion of 10% convertible preferred stock	39,000	39,000		39,000
Shares issued for services rendered	125,000	78,750		78,750
Share-based compensation		18,398		18,398
Dividend on 10% convertible preferred stock		(181,529)		(181,529)
Amortization of beneficial conversion feature of 10% convertible preferred stock		(229,301)		(229,301)
Net loss			(6,870,068)	(6,870,068)

Balance, March 31, 2013	28,984,173	$26,828,772	$(41,949,129)	$(15,120,357)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2013	2012

Cash flow from operating activities:
Net loss	$(6,870,068)	$(1,409,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,376	34,244
Amortization of convertible debt discount	143,891	-
Amortization of preferred stock discount	-	68,347
Amortization of revolving credit agreement discount	-	101,735
Change in fair value of derivative liabilities	5,475,424	2,995
Change in fair value of 10% convertible preferred stock warrants	134,300	(242,558)
Share-based compensation	97,148	336,257
Changes in operating assets and liability:
Accounts receivable	(359,862)	(162,118)
Inventories	590,812	360,119
Prepaid expenses and deposits	127,961	(142,941)
Accounts payable	(178,735)	837,720
Accrued liabilities	(127,368)	39,909
Net cash used in operating activities	(942,121)	(175,861)

Cash flows from investing activities:
Purchase of property and equipment	(15,622)	(526,574)
Net cash used in investing activities	(15,622)	(526,574)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	1,750,001
Repayments of convertible debt		(172,500)
Net cash provided by (used in) financing activities	1,750,001	(172,500)

Net (decrease) increase in cash	792,258	(874,935)
Cash and cash equivalents at beginning of period	346,905	1,982,772
Cash and cash equivalents at end of period	$1,139,163	$1,107,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$610	$37,974
Conversion of 10% convertible preferred stock and debt	39,000	62,500
Dividends on 10% convertible preferred stock	181,529	171,751
Amortization of 10% convertible preferred stock discount	229,301	173,775
Fair value of warrants issued with 8% convertible promissory notes	249,151	-
Fair value of conversion option of 8% convertible promissory notes	545,425	-

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

We develop, manufacture, market and sell composite rail ties and structural building products, such as pilings, I-beams, T-beams and boards, which, based upon patented technology developed at Rutgers University, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, moisture impervious, non-chemical leaching and insect and rot resistant. Our products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete. We market our products through two lines - ECOTRAX™, our line of rail ties, and STRUXURE™, our line of structural building products.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Our allowance for doubtful accounts at March 31, 2013 and December 31, 2012 was approximately $132,000.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	March 31, 2013	December 31, 2012
Equipment	$13,754	$13,754
Machinery and equipment	2,623,315	2,611,933
Purchased software	133,993	129,753
Furniture and fixtures	13,090	13,090
Subtotal – property and equipment, at cost	2,784,152	2,768,530
Less accumulated depreciation	(787,691)	(763,315)
Net property and leasehold improvements	$1,996,461	$2,005,215

Depreciation expense charged to income during the three months ended March 31, 2013 and 2012 was approximately $24,400 and $34,200, respectively. Of the amount charged to income during the three months ended March 31, 2013 and 2012, approximately $20,600 and $33,900, respectively was charged to costs of sales and the remainder to operating expenses.

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

Royalties incurred and payable to Rutgers, for the three months ended March 31, 2013 and 2012 were $50,000 for each three month period.

(f)	Revenue and Related Cost Recognition

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

Historically, we have not had significant warranty replacements, and do not believe we will in the future.

(g)	Income Taxes

Income tax provision consists of federal and state corporate income taxes resulting from our operations in the United States. The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because we have historically maintained a full valuation allowance on our deferred tax assets and to a lesser extent because of the impact of state income taxes. As described in our Form 10-K for the year ended December 31, 2012, we maintain a full valuation allowance in accordance with ASC 740, “Accounting for Income Taxes”, on our net deferred tax assets. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

We have not remained current with our filings of our federal and state income tax returns. Due to these delinquent filings, our income tax returns are open to examination by federal and state authorities, generally for the tax years ended September 30, 2008 and later.

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

(k)	Loss Per Share

Basic loss per share are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three months ended March 31, 2013 and 2012, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of March 31, 2013, we have approximately 67.2 million potential common shares issuable under our convertible instruments, warrant and stock option agreements.

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

We maintain our cash with two major U.S. domestic banks. The amount held in both of the banks exceeds the insured limit of $250,000 from time to time. The amount which exceeded the insured limit was approximately $0.8 million and $0.3 million at March 31, 2013 and December 31, 2012, respectively.  We have not incurred losses related to these deposits.

(n)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At March 31, 2013, we had a working capital deficit of $4.0 million, a stockholders’ deficit of $15.1 million and have accumulated losses to date of $41.9 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations.   We may seek additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories consisted of:

	March 31, 2013	December 31, 2012

Finished products	$1,922,355	$2,509,797
Production materials	575,786	579,156
Total inventories	$2,498,141	$3,088,953

Since we also engage third-party contract manufacturers to produce our finished products, and in certain situations we provide them the raw materials, our inventories at March 31, 2013 and December 31, 2012 are located at the third-party contract manufacturing locations. We carry adequate insurance for loss on this inventory.

Note 4 - Accrued Liabilities

The components of accrued liabilities are:

	March 31, 2013	December 31, 2012
Royalties	$108,246	$351,846
10% convertible preferred stock dividends	181,529	-
Interest	171,794	-
Payroll	39,026	77,757
Miscellaneous	-	16,831
Total accrued liabilities	$500,595	$446,434

Note 5 - Derivative Liabilities

8% Convertible Promissory Notes – Conversion Option and Warrants

During the three months ended March 31, 2013, we issued 8% convertible promissory notes (the “8% Notes”). See Note 6 for further discussion. The 8% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes, into shares of our common stock. The 8% Notes were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The fair value of the conversion option derivative liability on the dates of issuance during the three months ended March 31, 2013 and the aggregate fair value of all the conversion options on March 31, 2013 was approximately $545,400 and $4.8 million, respectively. The increase in fair value of $3.6 million was recorded as a change in derivative liability in the statement of operations during the three months ended March 31, 2013. The fair value of the warrants derivative liability on the various dates of issuance during the three months ended March 31, 2013 and the aggregate fair value of all the warrants issued on March 31, 2013 was approximately $249,200 and $2.3 million, respectively. The increase in fair value of $1.8 million was recorded as a change in fair value of derivative liability in the statement of operations during the three months ended March 31, 2013.

The estimated fair values of the derivative liabilities for the conversion options on the 8% Notes issued during the three months ended March 31, 2013 and the warrants issued therewith, were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	March 31, 2013

Volatility	50.0%	50.0%
Risk-free interest rate	0.4%	0.3%
Dividend yield	0.0%	0.0%
Expected life	2.4 to 2.6 years	2.4 years

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the initial fair value of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 129%, (iii) a risk-free interest rate 2.1%, and (iv) an expected life of five years. The fair value of the warrant liability at March 31, 2013 and December 31, 2012 was approximately $216,000 and $81,700, respectively and we recognized a charge to our statement of operations for the change in fair value of the warrant liability for the three months ended March 31, 2013 of $134,300.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of March 31, 2013 and December 31, 2012 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of those items.

The fair value of our debt, which approximates its carrying value, as of March 31, 2013 and December 31, 2012 was estimated at $6.8 million and $5.7 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level would be considered as level 2.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of March 31, 2013
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$4,790,000	$4,790,000
Warrants	-	-	2,310,000	2,310,000
Derivative liabilities - Current	-	-	7,100,000	7,100,000

Placement agent warrants - Non-current	-	-	216,016	216,016

Derivative liabilities - Total	$-	$-	$7,316,016	$7,316,016

	As of December 31, 2012
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$610,000	$610,000
Warrants	-	-	220,000	220,000
Derivative liabilities - Current	-	-	830,000	830,000

Placement agent warrants - Non-current	-	-	81,716	81,716

Derivative liabilities - Total	$-	$-	$911,716	$911,716

The following table is a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013
				Credited to
				Common
	Balance -	Fair Value of		Stock	Balance -
	January 1,	Derivative	Change in	Upon Issuance	March 31,
	2013	Liability	Fair Value	of Warrants	2013

8% Convertible promissory notes:
Conversion option	$610,000	$545,425	$3,634,575	$-	$4,790,000
Warrants	220,000	249,151	1,840,849	-	2,310,000

Derivative liabilities - Current	830,000	794,576	5,475,424	-	7,100,000

Placement agent warrants - Non-current	81,716	-	134,300	-	216,016
Derivative liabilities - Total	$911,716	$794,576	$5,609,724	$-	$7,316,016

	For the Three Months Ended March 31, 2012
				Credited to
				Common
	Balance -	Fair Value of		Stock	Balance -
	January 1,	Derivative	Change in	Upon Issuance	March 31,
	2012	Liability	Fair Value	of Warrants	2012

12% Convertible revolving credit agreement:
Conversion option	$113,271	$-	$13,800	$-	$127,071
10% convertible preferred stock:
Warrants	1,875,463	-	-	(1,875,463)	-
10% convertible debentures:
Warrants	70,343	-	(10,805)	(38,093)	21,445
Derivative liabilities - Current	2,059,077	-	2,995	(1,913,556)	148,516

Placement agent warrants - Non-current	487,555	-	(242,558)	-	244,997
Derivative liabilities - Total	$2,546,632	$-	$(239,563)	$(1,913,556)	$393,513

Note 6 - Convertible Debt

The components of our convertible debt are summarized as follows:

	Due	March 31, 2013	December 31, 2012
8% convertible promissory notes	Beginning August 2017	$8,878,188	$7,128,187
Less debt discount		(2,107,710)	(1,457,025)
Total – long term debt		$6,770,478	$5,671,162

8% Convertible Promissory Notes

During the three months ended March 31, 2013 pursuant to the same terms of our existing 8% convertible promissory notes (the “Notes”), we issued and sold to Melvin Lenkin, Samuel Rose and others (collectively the “Investors”, see Note 14 regarding related party transactions) (i) an aggregate principal amount of $1,750,001 of our Notes which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the Notes, and (ii) associated warrants to purchase, in the aggregate, 4,375,004 shares of common stock, subject to adjustment as provided on the terms of the warrants.

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

Accrued but unpaid interest due on March 31, 2013 for the three months ended March 31, 2013, was paid with approximately 252,700 shares of common stock, in lieu of cash, which were issued subsequent to March 31, 2013 with a value of approximately $171,800.

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

The issuance costs of approximately $124,700, plus the fair values of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 8% Notes. During the three months ended March 31, 2013, we amortized approximately $143,900 of the discount to other expenses in our statement of operations. There was no corresponding transaction for the three months ended March 31, 2012. See Note 5 for further discussion of these derivative liabilities.

Note 7 - 10% Convertible Redeemable Preferred Stock

The components of our Preferred Stock, classified as temporary equity in our balance sheet, are summarized as follows:

	March 31,	December 31,
	2013	2012
10% convertible preferred stock - face value	$7,021,230	$7,060,230
Unamortized discount	(908,317)	(1,137,618)
10% convertible preferred stock, net of discount	6,112,913	5,922,612

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

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of approximately $828,300, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a conversion option to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good adjustment of the Conversion Rate to $1.00, at December 31, 2011 the conversion option was recalculated as if the $1.00 Conversion Rate was in affect at issuance which amounted to $2.1 million, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts are amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings. During the three months ended March 31, 2013 and 2012 we amortized approximately $229,300 and $173,800, respectively to additional paid-in capital. At March 31, 2013, the unamortized Preferred Stock discount balance was approximately $908,300.

During the three months ended March 31, 2013 and the year ended December 31, 2012, we issued 39,000 and 462,500 shares of our common stock, respectively upon conversion of 3,900 and 46,250 shares of our Preferred Stock, respectively.

The Preferred Stock outstanding at March 31, 2013, is convertible into 7.0 million shares of our common stock.

Since the Preferred Stock at March 31, 2013 may ultimately be redeemed at the option of the holder, the carrying value of the Preferred Stock, net of unamortized discount has been classified as temporary equity.

Our dividend payable on March 31, 2013 was paid with approximately 267,000 shares of common stock in lieu of cash, which were issued subsequent to March 31, 2013, and with a value of approximately $181,500.

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our Preferred Stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. See Note 5 for further discussion of derivative liabilities.

Note 8 - Stockholders’ Equity

We are authorized to issue up to 100,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 28,984,173 and 28,820,173 shares of common stock issued and outstanding at March 31, 2013 and December 31, 2012, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 702,123 and 706,073 shares of 10% convertible preferred stock at March 31, 2013 and December 31, 2012, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Three Months Ended March 31, 2013

During February 2013, we issued 39,000 shares of common stock upon conversion of 3,900 shares of our 10% convertible preferred stock, with a value of $39,000.

During March 2013, we issued 125,000 shares of common stock to a consultant. The shares of common stock had a fair value on the date of issuance of $78,750, which was charged to general and administrative expenses in our statement of operations upon issuance.

Note 9 - Share-based Compensation

Options

We have two nonqualified stock option plans approved by shareholders with an aggregate of approximately 2.1 million shares remaining available for grant as of March 31, 2013.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimate the fair value of each option award at the grant date by using the Black-Scholes option pricing model. We did not award any options during the three months ended March 31, 2013.

Certain options awarded prior to the year ended December 31, 2012 are amortized over vesting periods encompassing the three months ended March 31, 2013, and consequently we charged to operating expenses approximately $4,700 during the three months ended March 31, 2013.

The following table summarizes our stock option activity for the three months ended March 31, 2013:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2013	5,710,125	$1.10
Granted	-	-
Exercised	-	-
Cancelled	(762,076)	*
Balance, March 31, 2013	4,948,049	$1.27

* less than $0.01

The following table summarizes options outstanding at March 31, 2013:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Shares	Exercise	Remaining	Intrinsic
	Issuable	Price	Term (Years)	Value

Exercisable	3,438,049	$1.09	3.0	$53,000
Not vested	1,510,000	$1.70	4.3	$-
Balance, March 31, 2013:	4,948,049	$1.27	3.4	$53,000

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the three months ended March 31, 2013:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2013	27,353,151	$0.76
Granted	4,375,004	$0.60
Exercised	-	$-
Cancelled	-	$-
Balance, March 31, 2013	31,728,155	$0.74

The following table sets forth the warrants outstanding at March 31 2013:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible debenture - bonus warrants	483,357	$0.60
10% convertible preferred stock - warrants	3,761,365	$1.00
8% convertible promissory notes - warrants	22,195,474	$0.60
Consultants	5,287,959	$1.16
Total	31,728,155	$0.74

During the three months ended March 31, 2013, pursuant to our 8% convertible promissory notes, we issued warrants to purchase 4,375,004 shares of our common stock pursuant to our issuance and sale of our 8% convertible promissory notes, at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of approximately $249,200 which was recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 5 and 6 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models.

In addition, the fair value of a previously issued warrant which is being amortized over a service period spanning multiple reporting periods, was revalued using the Black-Scholes option pricing model, at the end of each reporting period. During the three months ended March 31, 2013, we increased the fair value by approximately $13,700 and recorded a charge in our statement of operations.

Note 11 - Income Taxes

The income tax provision consists of federal and state corporate income taxes resulting from our operations in the United States. The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because we have historically maintained a full valuation allowance on our deferred tax assets. We expect income tax expense to vary each reporting period depending upon taxable income fluctuations and the availability of tax benefits from net loss carryforwards.

As of December 31, 2012, we had U.S. federal net operating loss carryforwards of approximately $17.4 million, which, if unused, expire through 2032. We do not believe that we have had a change in control as defined by Section 382 of the Internal Revenue Code, which could potentially limit our ability to utilize these net operating losses. At December 31, 2012, we recorded a valuation allowance against the full amount of our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Note 12 - Business Concentration

During the three months ended March 31, 2013 and 2012, we sold our products to 15 and 9 different customers, respectively and with sales of our ECOTRAX rail ties to one customer representing approximately 24% and 76%, respectively of our total revenue.

Our purchases of raw materials and contract manufacturing services and products, was concentrated in approximately twenty vendors, during the three months ended March 31, 2013 and 2012.

Note 13 - Commitments and Contingencies

Operating leases

We lease our office space in New Providence, New Jersey pursuant to a one-year extension of our prior three-year lease agreement for monthly lease payments of approximately $3,800.  These premises serve as our corporate headquarters. The lease expires on October 31, 2013.  Facility rent expense totaled approximately $11,400 and $11,300 for the three months ended March 31, 2013 and 2012, respectively.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  For the three months ended March 31, 2013 and 2012, we accrued royalties payable to Rutgers on product sales of approximately $27,400 and $36,500, respectively. In addition, for the three months ended March 31, 2013 and 2012, since we did not meet the minimum royalty due pursuant to the license, we accrued approximately $22,600 and $13,500, respectively which was charged to operating expenses in our statement of operations. We also pay annual membership dues to Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AMIPP, a department of Rutgers.  The membership allows us to use AMIPP for basic research and development at no additional cost, with access to more comprehensive R&D services available to us for fees determined on a per-project basis.

Litigation

In April 2006, we commenced an action against Tonga Partners, L.P. (“Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted us summary judgment against Tonga for disgorgement of short-swing profits in the amount of $5.0 million.  The defendants appealed the order granting the summary judgment to the U.S. Court of Appeals for the 2nd Circuit. The three judge panel held in our favor. The defendants petitioned the Court for a full judge review.  The petition was denied.   The defendants’ petition to the United States Supreme Court for a writ of certiorari was denied.  As a result, the defendants have exhausted all opportunities for judicial review of the District Court’s summary judgment, however we cannot access the approximately $5.0 million cash bond that the defendants posted until the District Court releases those funds.

From time to time we may be subject to various other routine legal matters incidental to our business, but we do not believe that they would have a material adverse effect on our financial condition or results of operations.

Note 14 - Related Party Transactions

Samuel G. Rose and Julie Walters

Samuel G. Rose and Julie Walters beneficially own in excess of 5% of our outstanding stock.

8% Convertible Promissory Notes. During the three months ended March 31, 2013, we issued and sold to Mr. Rose an aggregate principal amount of $416,667 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 1,041,668 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants.

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

Accrued but unpaid interest due on March 31, 2013 for the three months ended March 31, 2013, was paid in lieu of cash, with approximately 84,400 shares of common stock, which were issued subsequent to March 31, 2013 with a value of approximately $57,400.

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

8% Convertible Promissory Notes. During the three months ended March 31, 2013, we issued and sold to MLTM Lending, LLC an aggregate principal amount of $391,667 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, 979,168 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants.

Accrued but unpaid interest due on March 31, 2013 for the three months ended March 31, 2013, was paid in lieu of cash, with approximately 75,100 shares of common stock, which were issued subsequent to March 31, 2013 with a value of approximately $51,100.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Judy Lenkin Lerner Revocable Trust

The Judy Lenkin Lerner Revocable Trust beneficially owns in excess of 5% of our outstanding stock.

8% Convertible Promissory Notes. During the three months ended March 31, 2013, we issued and sold to the Lerner Trust an aggregate principal amount of $25,000 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, 62,500 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants.

Accrued but unpaid interest due on March 31, 2013 for the three months ended March 31, 2013, was paid in lieu of cash, with approximately 5,100 shares of common stock, which were issued subsequent to March 31, 2013 with a value of approximately $3,400.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock, and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement.

8% Convertible Promissory Notes. During the three months ended March 31, 2013, we issued and sold to Mr. Kronstadt an aggregate principal amount of $916,667 of our 8% Notes and 8% Note Warrants to purchase, in the aggregate, 2,291,668 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants.

Accrued but unpaid interest due on March 31, 2013 for the three months ended March 31, 2013, was paid in lieu of cash, with approximately 83,800 shares of common stock, which were issued subsequent to March 31, 2013 with a value of approximately $57,000.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Michael Dodd

Mr. Dodd, who was a member of our board of directors from September 2010 until his resignation in August 2012, was also serving as the Chief Executive Officer of 3D Global Solutions Inc. (3D).  3D provided professional program management services to governments, corporations and global organizations. During the year ended December 31, 2011, 3D purchased approximately $102,200 of our composite rail ties on terms similar to our other customers and which remains uncollected. We have provided an allowance due to its prospect for collectability. We have initiated legal action in an effort to collect the balance due.

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

We develop, manufacture, market and sell composite rail ties and structural building products, such as pilings, I-beams, T-beams, boards, and construction mats which, based upon patented technology developed at Rutgers University, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, moisture impervious, non-chemical leaching and insect and rot resistant. Our products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete. We market our products through two lines (i) ECOTRAX™, our line of rail ties, and (ii) STRUXURE™, our line of structural building products.

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

Revenue and Cost Recognition

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

Share-based Compensation

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

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

We derive our revenues through the sale of our ECOTRAX rail ties and STRUXURE building products. Our strategic focus is to continue to advance the sale of our ECOTRAX rail ties and to create a broad-based market for our STRUXURE building products. We have been undertaking strategic initiatives, including the ongoing development and deployment of guidance materials, such as supporting documentation, research and other publications of the structural properties and performance of our products, with the goal to educate engineers, developers and others who might use our products in projects for their clients, as well as potential customers.

Having completed a number of commercially engineered-solution projects prior to 2011, we have been concentrating our activities on advancing from a proof-of-concept stage to a strategically focused, sales-oriented growth company. Over the past several years, our activities centered upon advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our ECOTRAX rail products to mass markets globally and, during the year ended December 31, 2011, we developed and began implementing a sales strategy for our STRUXURE building products to other public- and private-sector buyers. Our strategic focus is on the continued growth of sales, within both the rail tie and the structural building products sectors, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

For the three months ended March 31, 2013 and 2012, we recognized revenue of $1.8 million and $2.3 million, respectively. Revenue from the sale of our ECOTRAX rail ties was approximately $1.7 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively with the remainder resulting from the sale of our STRUXURE composite structural building products. For the three months ended March 31, 2013 and 2012, approximately 24% and 76%, respectively of our ECOTRAX sales were to one Class 1 railroad customer pursuant to a three-year supply agreement. During the three months ended March 31, 2013 and 2012, we recognized revenue for the sale of 4,020 and 17,700 rail ties, respectively for their maintenance program.

Based on sources and properties of certain raw materials we began using in the production of our rail ties during the year ended December 31, 2012, we delivered rail ties with improved properties to our Class 1 railroad customer. During the three months ended September 30, 2012, this customer notified us they wished to further evaluate these improved rail ties for use in their track maintenance programs. Although the ECOTRAX rail ties that we have supplied to this customer to date have met the specifications they required pursuant to the agreement, we halted production for the three months ended December 31, 2012 at our Texas facility which had been brought on line initially for the primary purpose of producing the ECOTRAX rail ties for this three-year supply agreement. We restarted production at our Texas facility in February 2013 for further delivery under the agreement. As disclosed in prior periods, this contract contains challenging pricing terms resulting in minimal gross margin, but it has provided us with a base to develop and expand our manufacturing capacity and processes.

To date, we have made the necessary investments in tooling, molds and other production equipment to run a maximum of three production lines which would be capable of producing $30 to $40 million in revenue of our ECOTRAX and STRUXURE products. This equipment is located at our Pennsylvania contract manufacturer’s facilities and our Texas facility. During the shutdown at our Texas facility, we evaluated the feasibility, costs and benefits of replacing our existing subcontracted production model with a production model where we staff, manage and direct the manufacture of our products with our own employees, management and processes. Upon restart in February 2013, production within our Texas facility was under this new production model and whereby we leased the facility and equipment on a month-to-month basis while a formal lease-purchase arrangement is negotiated for use of the facility over a multi-year period and the purchase of the existing production equipment.

During the three months ended March 31, 2013, we shipped products to eleven existing customers and to 4 new customers. Our ECOTRAX rail ties are currently in track test or undergoing purchase approval with leading passenger and freight lines in the following countries – Australia, Brazil, Chile, Mexico, New Zealand, Russia and Singapore as well as various other countries in Europe. We continue to expand the possibilities where our STRUXURE products may be beneficial when compared to traditional products. For example, we’ve assembled our ECOTRAX composite rail ties into heavy equipment or construction mats. Historically, these mats have been constructed from traditional lumber. Our STRUXURE Mats can withstand the impact of heavy construction equipment and will last longer than traditional mats. Testing of our STRUXURE Mats with multiple oil and gas pipeline contractors has proven successful and we continue to seek out other applications of this product concept. There can be no assurance that the results of these and other test orders or the approval processes currently underway for other orders will materialize into additional orders for our ECOTRAX rail ties. Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our STRUXURE composite structural building products.

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

We continually evaluate the costs and benefits of our manufacturing arrangements. Our manufacturing arrangements have allowed for the production of our products utilizing our manifolds, molds and controllers. Under one arrangement with our initial contract manufacturer, we source, purchase and supply them with the raw materials and pay a per pound manufacturing cost to them to produce the finished products. This production model, although expensive, provides flexibility in matching production to order flow without the investment in personnel, facilities and equipment. Initially under the arrangement with our second contract manufacturer, they were responsible for sourcing and purchasing the raw materials and producing the finished product, which we then purchased from them at a predetermined cost. During the three months ended December 31, 2012 when the production at the Texas facility was halted pursuant to the request of our Class 1 railroad customer, this manufacturing arrangement was terminated. Upon the restart of manufacturing during the three months ended March 31, 2013, we initiated a new manufacturing arrangement and now we source our raw materials and provide the personnel to produce our products and have reimbursed the owner for the use of the facility and the equipment which we do not own. We are currently negotiating a long-term lease for the facility as well as the purchase of the equipment we use but do not currently own. Under this new manufacturing model, we anticipate reducing the costs of our products by spreading our costs of production, such as the personnel costs, facility rental, and equipment maintenance and depreciation, over a larger volume of business by adding additional production lines. We continually monitor our production capacity requirements and will adjust our production capacity as the need arises.

Additionally, we continued our efforts in driving unnecessary costs and expenses out of our manufacturing processes. Each step of the manufacturing process, from raw material handling and storage through the quality control review and inventory handling steps, we continue to examine best practices and other methods to improve and streamline the processes to eliminate unnecessary costs and expenses. We continue to search out ways to continue to reduce the costs of manufacturing our products.

Cost of sales $1.5 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively, resulting in gross margins of approximately $237,200 and $11,100, respectively. These gross margins of 13.5% and 0.5%, respectively, are a result of the fixed pricing impact of our three-year supply agreement. During the three months ended March 31, 2013, sales pursuant to that three-year supply agreement were 24% of our revenue compared to 76% in the corresponding quarter of the previous year. Because we are in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the price of raw materials, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Product Development and Quality Management.

Product development and quality management expenses are incurred as we perform oversight of our contract manufacturing relationships and ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include costs associated with the design and the required testing procedures associated with our two product lines. In addition to our investment in both our product development efforts and insuring the products we produce meet the high quality specifications we have set, we continue to work, from time to time, with the scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products.

Product development and quality management expenses were approximately $218,200 and $235,500 for the three months ended March 31, 2013 and 2012, respectively. This may increase as we expand our efforts to innovate our manufacturing processes, enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

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

Marketing and sales expenses increased to approximately $244,900 for the three months ended March 31, 2013 compared to approximately $138,800 for the three months ended March 31, 2012. The increase was primarily due to additional personnel and the development and implementation of our branding strategy and marketing efforts in support thereof.

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

General and administrative costs totaled approximately $0.7 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, we recorded approximately $97,100 and $336,000, respectively, in charges related to the fair value of the issuances of shares of our common stock, and options or warrants providing the right to purchase shares of our common stock at a predetermined price, in the future.

Depreciation and Amortization.

For the three months ended March 31, 2013 and 2012, we recorded depreciation expense for manufacturing and production equipment as a charge to cost of sales. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses as a component of cost of sales. Additionally, certain of our office equipment and acquired software which is depreciated and charged general and administrative expenses.

Depreciation and amortization totaled approximately $24,400, including approximately $20,600 charged to costs of sales for the three months ended March 31, 2013, compared to approximately $35,300, including approximately $33,900 charged to costs of sales for the three months ended March 31, 2012. We depreciate our production equipment as it is run and used in producing our products. As the production equipment was idle for certain period during the three months ended March 31, 2013, the depreciation associated with our production equipment decreased from the same period in 2012.

Other Expenses

Interest Expense.

Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the three months ended March 31, 2013 and 2012, was approximately $172,400 and $38,000, respectively, and represented the contractual interest rates payable on our debt obligations. During the three months ended March 31, 2013, we had an average outstanding balance of $8.5 million of our 8% convertible promissory notes which compares to an average balance outstanding of $657,500 of various other convertible debt during the three months ended March 31, 2012.

Amortization of Debt Discounts.

Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our convertible debt.

During the three months ended March 31, 2013 and 2012, we recognized approximately $143,900 and $170,100, respectively, for the amortization of various convertible security discounts. At the time of issuance, we recorded discounts on our convertible securities primarily due to the fair value of the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period.

At March 31, 2013, the unamortized discounts for our 8% convertible promissory notes were approximately $2.1 million. This unamortized discount is amortized to expense over the five year lives of the underlying convertible promissory notes.

Change in Fair Value of Derivative Liabilities.

8% Convertible Promissory Notes – Conversion Option and Warrants. During the year ended December 31, 2012 and through March 31, 2013, we issued and sold $8.9 million of our 8% convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the initial fair values of the conversion options of $1.6 million on the dates of issuance, as a derivative liability and recognized the amounts as a discount of our 8% convertible promissory notes. The fair value of this derivative liability at March 31, 2013 was estimated to be $4.8 million. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized approximately $3.6 million during the three months ended March 31, 2013 as a change in fair value of this derivative liability which was recognized in our statements of operations.

In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the initial fair value of the warrants to be approximately $692,500 on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our 8% convertible promissory notes. At March 31, 2013, we estimated the fair value of this derivative to be $2.3 million. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, we recognized approximately $1.8 million during the three months ended March 31, 2013 as a change in the fair value of this derivative liability which was recognized in our statements of operations.

10% Convertible Preferred Stock Warrants. We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the three months ended March 31, 2013, we recorded loss in fair value of this derivative liability in our statement of operations of approximately $134,300

10% Convertible Debentures – Warrants. Effective January 14, 2011, we agreed to amend the terms of our 10% convertible debentures, which among other things extended the maturity dates and required us to issue warrants for each calendar month after the original maturity dates that these debentures remained outstanding. Since it was probable that we would issue these warrants, we calculated the fair value of the warrants and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability did not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability were immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations. During the three months ended March 31, 2012, we recorded a gain in fair value of the derivative liability in our statement of operations of approximately $10,800.

Revolving Credit Agreement – Conversion Option. During the year ended December 31, 2011, we entered into a revolving credit agreement which gave the holder the right to convert a portion of the outstanding debt into shares of our common stock. We recognized the fair value of this beneficial conversion feature as a derivative liability. During the three months ended March 31, 2012, we recognized the change in fair value of the derivative liability as a loss of approximately $13,800 in our statement of operations.

Income Taxes.

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2012. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2012 has been recorded.

Liquidity and Capital Resources

At March 31, 2013 we had $4.3 million in current assets and $8.3 million in current liabilities resulting in a deficit in working capital of $4.0 million. This compares to working capital of $1.6 million as of December 31, 2012. The deficit in our working capital at March 31, 2013 is primarily a result of the recognition of the fair value of the derivative liabilities associated with our 8% convertible promissory notes (“8% Notes”). These derivative liabilities represent the estimated fair value of the conversion feature of the 8% Notes and the warrants issued in conjunction with the 8% Notes. If or when the 8% Notes convert, the fair value of the imbedded conversion feature will become zero. No use of working capital will be necessary to extinguish this liability. Likewise, if or when the note holders exercise their warrants to purchase shares of our common stock, the corresponding derivative liabilities will be valued at zero, and no use of working capital will have occurred.

We used approximately $942,100 and $175,900 in our operating activities during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, for our sales transactions, we shipped more from inventory than our production added to it, thereby reducing inventory by approximately $590,800, which compares to the decrease of approximately $360,100 for the corresponding period in 2012.

To increase production capacity, during the three months ended March 31, 2012, we purchased property and equipment of $0.5 million. During the corresponding period in 2013, we added minimal equipment. We anticipate purchasing additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. We spend approximately $1.0 million to have a typical production line made, delivered and installed. Additional orders for production equipment have been and will be made, for which we will be required to make substantial additional payments.

During three months ended March 31, 2013, we issued and sold to certain investors an aggregate principal amount of $1.8 million of our 8% Notes, due on the five year anniversary of the date of the 8% Note. At March 31, 2013, we had aggregate principal of 8% convertible promissory notes of $8.9 million. We may prepay the notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the notes at a rate of 8.0% per annum, payable during the first three years that the notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the notes. During the fourth and fifth years that the notes are outstanding, interest that accrues under the notes shall be payable in cash.

Pursuant to the terms of our 10% convertible preferred stock, the preferred stock may be redeemed for cash by the holder any time after the three-year anniversary from the initial purchase. We initially sold the preferred stock via several closings in March and April 2011. The outstanding principal of $7.0 million may be redeemed beginning in March 2014. Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

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

At March 31, 2013, we had a working capital deficit of $4.0 million, cumulative face value of redeemable preferred stock and promissory notes of $15.9 million, a stockholders’ deficit of $15.1 million and have accumulated losses to date of $41.9 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our 8% convertible promissory notes and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

With the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, as of March 31, 2013, we did not maintain effective internal control over financial reporting, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

(ii)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. This control deficiency results in a reasonable possibility that material misstatements of our consolidated financial statements will not be prevented or detected on a timely basis.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 15, 2013, the United States Supreme Court denied a petition for a writ of certiorari filed by the defendants in the legal proceeding described in Note 13 to our condensed consolidated financial statements included in this Form 10-Q. As a result, the defendants have exhausted all opportunities for judicial review of the District Court’s summary judgment. However, we cannot access the approximately $5.0 million cash bond posted by the defendants until the District Court releases those funds.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During February 2013, we issued 39,000 shares of common stock upon conversion of 3,900 shares of our 10% convertible preferred stock, with a value of $39,000.

During March 2013, we issued 125,000 shares of common stock with a fair value on the date of issuance of $78,750, to a consultant pursuant to the terms of an agreement to provide services.

During January 2013, pursuant to our 8% convertible promissory notes, we issued warrants to purchase 4,375,004 shares of our common stock at an exercise price of $0.60 per share. These warrants had a fair value at the date of issuance of $249,200.

We relied upon Section 4(2) of the Securities Act and Regulation D under the Securities Act in connection with the issuance of the above described securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

(Not Applicable)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: May 15, 2013	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: May 15, 2013	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

