Form 10-Q
period 2013-06-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2013-08-14
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, without par value, as of August 9, 2013 was 30,315,663

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,926,695	$346,905
Accounts receivable, net of allowance	256,929	192,015
Inventories	3,042,235	3,088,953
Prepaid expenses and deposits	155,137	165,339
Total current assets	6,380,996	3,793,212

Property and equipment, net	2,285,356	2,005,215

Other long-term and intangible assets	-	68,284

Total assets	$8,666,352	$5,866,711

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,160,458	$890,394
Accrued liabilities	596,107	446,434
Derivative liabilities – 8% convertible promissory notes	2,060,000	830,000
Total current liabilities	3,816,565	2,166,828

8% convertible promissory notes, net of discounts	6,908,615	5,671,162
Fair value of 10% convertible preferred stock warrants	122,357	81,716
Total liabilities	10,847,537	7,919,706

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 702,123 and 706,023 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, net of discounts	6,339,370	5,922,612

Stockholders' deficit:
Common stock, no par value; authorized, 100,000,000 shares; 29,603,766 and 28,820,173 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	29,920,241	27,103,454
Accumulated deficit	(38,440,796)	(35,079,061)
Total stockholders' deficit	(8,520,555)	(7,975,607)
Total liabilities and stockholders' deficit	$8,666,352	$5,866,711

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2013	2012

Revenue	$1,499,950	$1,796,222
Costs of sales	1,433,415	1,756,119
Gross margin	66,535	40,103

Operating expenses:
Product development, quality management and excess production capacity	351,192	328,363
Marketing and sales	256,166	248,290
General and administrative	766,118	1,024,331
Total operating costs and expenses	1,373,476	1,600,984

Loss from operations	(1,306,941)	(1,560,881)

Other (income) expense:
Interest expense	180,249	95,575
Amortization of debt discount	138,137	203,471
Change in fair value of derivative liabilities	(5,133,660)	(129,574)
Total other (income) expense	(4,815,274)	169,472

Net income (loss)	3,508,333	(1,730,353)
Accretion of preferred stock dividends and beneficial conversion feature	(401,507)	(477,678)
Net income (loss) attributable to common shareholders	$3,106,826	$(2,208,031)

Weighted average common shares -
Basic	29,563,990	26,070,061
Diluted	58,821,822	26,070,061

Net income (loss) per share -
Basic	$0.11	$(0.08)
Diluted	$0.06	$(0.08)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2013	2012

Revenue	$3,259,585	$4,092,795
Costs of sales	2,955,836	4,041,569
Gross margin	303,749	51,226

Operating expenses:
Product development, quality management and excess production capacity	569,415	563,842
Marketing and sales	501,095	387,062
General and administrative	1,484,229	1,859,722
Total operating costs and expenses	2,554,739	2,810,626

Loss from operations	(2,250,990)	(2,759,400)

Other (income) expense:
Interest expense	352,653	133,549
Amortization of debt discount	282,028	373,553
Change in fair value of derivative liabilities	476,064	(126,579)
Total other expenses	1,110,745	380,523

Net loss	(3,361,735)	(3,139,923)
Accretion of preferred stock dividends and beneficial conversion feature	(812,337)	(823,204)
Net loss attributable to common shareholders	$(4,174,072)	$(3,963,127)

Weighted average common shares - basic and diluted	29,214,965	25,850,191

Basic and diluted net loss per share	$(0.14)	$(0.15)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2013 THROUGH JUNE 30, 2013

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2013	28,820,173	$27,103,454	$(35,079,061)	$(7,975,607)

Shares issued upon conversion of 10% convertible preferred stock	39,000	39,000		39,000
Shares issued for services rendered	225,000	139,750		139,750
Shares issued for dividend payments	266,954	181,529		181,529
Shares issued for interest payments	252,639	171,795		171,795
Share-based compensation		1,742		1,742
Dividend on 10% convertible preferred stock		(356,579)		(356,579)
Amortization of discounts of 10% convertible preferred stock		(455,758)		(455,758)
Recovery of shareholder short swing profit		3,095,308		3,095,308
Net loss			(3,361,735)	(3,361,735)

Balance, June 30, 2013	29,603,766	$29,920,241	$(38,440,796)	$(8,520,555)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(3,361,735)	$(3,139,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,567	73,191
Amortization of convertible debt discount	282,028	-
Amortization of preferred stock discount	-	68,346
Amortization of revolving credit agreement discount	-	305,206
Change in fair value of derivative liabilities	435,424	(126,580)
Change in fair value of 10% convertible preferred stock warrants	40,641	(347,097)
Share-based compensation	141,492	497,039
Change in allowance for doubtful accounts	(131,996)	100,415
Changes in operating assets and liability:
Accounts receivable	67,082	(247,973)
Inventories	46,718	(829,277)
Prepaid expenses and deposits	78,486	(20,868)
Accounts payable	270,064	995,904
Accrued liabilities	146,418	128,973
Net cash used in operating activities	(1,912,811)	(2,542,644)

Cash flows from investing activities:
Purchase of property and equipment	(352,708)	(848,116)
Net cash used in investing activities	(352,708)	(848,116)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	1,750,001	-
Proceeds from issuance of demand promissory notes	-	5,000,001
Recovery of shareholder short swing profits	3,095,308	-
Repayments of convertible debt	-	(772,500)
Repayments of revolving credit agreement	-	(466,000)
Net cash provided by financing activities	4,845,309	3,761,501

Net increase in cash	2,579,790	370,741
Cash and cash equivalents at beginning of period	346,905	1,982,772
Cash and cash equivalents at end of period	$2,926,695	$2,353,513

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,322	$66,142
Conversion of 10% convertible preferred stock and debt	39,000	262,500
Dividends on 10% convertible preferred stock	356,579	348,524
Fair value of warrants issued on reset of 10% convertible preferred stock	-	1,875,463
Amortization of 10% convertible preferred stock discount	455,758	474,680
Fair value of warrants issued with 8% convertible promissory notes	249,151	-
Fair value of conversion option of 8% convertible promissory notes	545,425	-
Redeemable common stock reclassified to permanent equity	-	242,500
Fair value of bonus warrants granted	-	57,034

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. During the six months ended June 30, 2013, we determined certain receivables which we had previously accrued a reserve for, were not collectible and wrote off the receivable balances against the reserve. We did not require an allowance for doubtful accounts at June 30, 2013, but at December 31, 2012 it was $131,996.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	June 30, 2013	December 31, 2012
Equipment	$13,754	$13,754
Machinery and equipment	2,948,771	2,611,933
Purchased software	145,623	129,753
Furniture and fixtures	13,090	13,090
Subtotal – property and equipment, at cost	3,121,238	2,768,530
Less accumulated depreciation	(835,882)	(763,315)
Net property and leasehold improvements	$2,285,356	$2,005,215

Depreciation expense during the three and six months ended June 30, 2013 was $48,191 and $72,567, respectively, and for the corresponding periods in 2012, was $38,947 and $73,191, respectively. Of the depreciation expense during the three and six months ended June 30, 2013, $43,764 and $64,328, respectively was charged to production and the remainder to operating expenses. For the corresponding periods of 2012, $35,259 and $69,177, respectively was charged to production.

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

Subject to the minimum royalty pursuant to the terms of the license, royalties incurred and payable to Rutgers, for the three and six months ended June 30, 2013 were $50,000 and $100,000, respectively. For the corresponding periods of 2012, the amounts were $50,000 and $100,000, respectively.

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

Our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with the production effort of the finished product. Currently we manufacture our products under two arrangements. Under one arrangement, we lease a manufacturing facility, purchase the raw materials and provide the staffing and equipment necessary for our production processes. Under the other arrangement, we purchase and supply the raw materials to the third-party manufacturer who we pay a per-pound cost to produce the finished product. During 2012, under a prior arrangement with another third-party manufacturer, they sourced and paid for the raw materials and we purchased the finished product from them at a cost per unit, and in addition, we were responsible for any costs of raw materials purchased by the third-party manufacturer in excess of the arrangement’s reference prices and we shared any savings for purchases below the reference prices.  Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency with which we plan and execute our manufacturing processes.

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

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a charge or credit to other expenses. We use the Monte Carlo simulation, and other models, as appropriate to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

(k)	Earnings and Loss Per Share

Basic earnings or loss per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share include the effects on our weighted average number of common shares outstanding of the potential dilution of (i) outstanding options, warrants, as determined using the treasury stock method and (ii) convertible securities as determined using the as-if converted method. For the three months ended June 30, 2012 and the six months ended June 30, 2013 and 2012 there were no dilutive effects of such securities as we incurred a net loss in each period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2013:

Numerator for basic earnings per share calculation - income attributable to common shareholders	$3,106,826
Interest on 8% convertble promissory notes	179,537
Dividends for 10% convertible preferred stock	175,050
Accretion of discount on 10% convertible preferred stock	226,457
Numerator for diluted earnings per share calculation - income attributable to common shareholders	$3,687,870

Denominator for basic earnings per share - weighted-average shares outstanding	29,563,990
Incremental shares attributable to:
Options and warrants	41,128
8% convertible promissory notes	22,195,474
10% convertible preferred stock	7,021,230
Denominator for diluted earnings per share	58,821,822

Basic earnings per share	$0.11

Diluted earnings per share	$0.06

(l)	Fair Value of Financial Instruments

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

We maintain our cash with two major U.S. domestic banks. The amount held in both of the banks exceeds the insured limit of $250,000 from time to time. The amount which exceeded the insured limit was approximately $2.6 million and $0.3 million at June 30, 2013 and December 31, 2012, respectively.  We have not incurred losses related to these deposits.

(n)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At June 30, 2013, we had working capital of $2.6 million, a stockholders’ deficit of $8.5 million and have accumulated losses to date of $38.4 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations.   We may seek additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials and finished products.

Our inventories consisted of:

	June 30, 2013	December 31, 2012

Finished products	$2,207,916	$2,509,797
Production materials	834,319	579,156
Total inventories	$3,042,235	$3,088,953

Since we also engage third-party contract manufacturers to produce our finished products, and in certain situations we provide them the raw materials, our inventories at June 30, 2013 and December 31, 2012 are located at the third-party contract manufacturing locations, as well as our leased facility. We carry adequate insurance for loss on this inventory.

Note 4 - Accrued Liabilities

The components of accrued liabilities are:

	June 30, 2013	December 31, 2012
Royalties	$164,602	$351,846
10% convertible preferred stock dividends	175,050	-
Interest	179,537	-
Payroll	72,004	77,757
Miscellaneous	4,914	16,831
Total accrued liabilities	$596,107	$446,434

Note 5 - Derivative Liabilities

8% Convertible Promissory Notes – Conversion Option and Warrants

During the six months ended June 30, 2013, we issued 8% convertible promissory notes (the “8% Notes”). See Note 6 for further discussion. The 8% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes, into shares of our common stock. The 8% Notes were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option derivative liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The aggregate fair value of all the conversion options on June 30, 2013 was $1.5 million, and the decrease in fair value of $3.3 million for the three months ended June 30, 2013 was recorded as a change in derivative liability in the statement of operations. The aggregate fair value of all the warrants on June 30, 2013 was $540,000. The decrease in fair value of $1.8 million for the three months ended June 30, 2013 was recorded as a change in fair value of derivative liability in the statement of operations.

The estimated fair values of the derivative liabilities for the conversion options on the 8% Notes issued during the six months ended June 30, 2013 and the warrants issued therewith, were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	June 30, 2013

Volatility	50.0%	50.0%
Risk-free interest rate	0.4%	0.3%
Dividend yield	0.0%	0.0%
Expected life	2.4 to 2.6 years	2.2 years

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the initial fair value of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 129%, (iii) a risk-free interest rate 2.1%, and (iv) an expected life of five years. The fair value of the warrant liability at June 30, 2013 and December 31, 2012 was $122,357 and $81,716, respectively and we recognized a credit to our statement of operations for the change in fair value of the warrant liability for the three months ended June 30, 2013 of $93,659.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of June 30, 2013 and December 31, 2012 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

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

The fair value of our debt, which approximates its carrying value, as of June 30, 2013 and December 31, 2012 was estimated at $6.9 million and $5.7 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level would be considered as level 2.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of June 30, 2013
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$1,520,000	$1,520,000
Warrants	-	-	540,000	540,000
Derivative liabilities - Current	-	-	2,060,000	2,060,000

Placement agent warrants - Non-current	-	-	122,357	122,357

Derivative liabilities - Total	$-	$-	$2,182,357	$2,182,357

	As of December 31, 2012
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$610,000	$610,000
Warrants	-	-	220,000	220,000
Derivative liabilities - Current	-	-	830,000	830,000

Placement agent warrants - Non-current	-	-	81,716	81,716

Derivative liabilities - Total	$-	$-	$911,716	$911,716

The following tables are a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value during the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30, 2013
				Credited to
				Common
	Balance -	Fair Value of		Stock	Balance -
	April 1,	Derivative	Change in	Upon Issuance	June 30,
	2013	Liability	Fair Value	of Warrants	2013

8% Convertible promissory notes:
Conversion option	$4,790,000	$-	$(3,270,000)	$-	$1,520,000
Warrants	2,310,000	-	(1,770,000)	-	540,000

Derivative liabilities - Current	7,100,000	-	(5,040,000)	-	2,060,000

Placement agent warrants - Non-current	216,016	-	(93,659)	-	122,357
Derivative liabilities - Total	$7,316,016	$-	$(5,133,659)	$-	$2,182,357

	For the Three Months Ended June 30, 2012
				Credited to
				Common
	Balance -	Fair Value of		Stock	Balance -
	April 1,	Derivative	Change in	Upon Issuance	June 30,
	2012	Liability	Fair Value	of Warrants	2012

12% Convertible revolving credit agreement:
Conversion option	$127,071	$-	$(127,071)	$-	$-
10% convertible debentures:
Warrants	21,445	-	(2,504)	(18,941)	-
Derivative liabilities - Current	148,516	-	(129,575)	(18,941)	-

Placement agent warrants - Non-current	244,997	-	(104,539)	-	140,458
Derivative liabilities - Total	$393,513	$-	$(234,114)	$(18,941)	$140,458

	For the Six Months Ended June 30, 2013
				Credited to
		Fair Value of		Common Stock
	Balance -	Derivative	Change in	Upon Issuance	Balance -
	January 1, 2013	Liability	Fair Value	of Warrants	June 30, 2013

8% Convertible promissory notes:
Conversion option	$610,000	$545,425	$364,575	$-	$1,520,000
Warrants	220,000	249,151	70,849	-	540,000

Derivative liabilities - Current	830,000	794,576	435,424	-	2,060,000

Placement agent warrants - Non-current	81,716		40,641	-	122,357

Derivative liabilities - Total	$911,716	$794,576	$476,065	$-	$2,182,357

	For the Six Months Ended June 30, 2012
				Credited to
		Fair Value of		Common Stock
	Balance -	Derivative	Change in	Upon Issuance	Balance -
	January 1, 2012	Liability	Fair Value	of Warrants	June 30, 2012

8% Convertible promissory notes:
Conversion option	$-	$-	$-	$-	$-
Warrants	-	-	-	-	-
12% Convertible revolving credit agreement:
Conversion option	113,271	-	(113,271)	-	-
10% convertible preferred stock:
Warrants	1,875,463	-	-	(1,875,463)	-
10% convertible debentures:
Warrants	70,343	-	(13,309)	(57,034)	-
Derivative liabilities - Current	2,059,077	-	(126,580)	(1,932,497)	-

Placement agent warrants - Non-current	487,555	-	(347,097)	-	140,458
Derivative liabilities - Total	$2,546,632	$-	$(473,677)	$(1,932,497)	$140,458

Note 6 - Convertible Debt

The components of our convertible debt are summarized as follows:

	Due	June 30, 2013	December 31, 2012
8% convertible promissory notes	Beginning August 2017	$8,878,188	$7,128,187
Less debt discount		(1,969,573)	(1,457,025)
Total – long term debt		$6,908,615	$5,671,162

8% Convertible Promissory Notes

During the six months ended June 30, 2013 pursuant to the same terms of our existing 8% convertible promissory notes (the “Notes”), we issued and sold to Melvin Lenkin, Samuel Rose, Allen Kronstadt, MLTM, Lending , LLC and The Judy Lenkin Lerner Revocable Trust, (see Note 14 regarding related party transactions) (i) an aggregate principal amount of $1,750,001 of our Notes which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the Notes, and (ii) associated warrants to purchase, in the aggregate, 4,375,004 shares of common stock, subject to adjustment as provided on the terms of the warrants.

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

Accrued but unpaid interest due on June 30, 2013 for the three months ended June 30, 2013 of $179,537, was paid with 369,040 shares of common stock, in lieu of cash, which were issued subsequent to June 30, 2013 with a value of $188,210.

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

The issuance costs of the Notes, plus the fair values of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the Notes. During the six months ended June 30, 2013, the fair value of the conversion options and related warrants for the new Notes issued during the period was $794,576, which was recorded as an increase to the debt discount. This debt discount is amortized to other expenses in our statement of operations over the initial term of the Notes. During the six months ended June 30, 2013, we amortized $282,028 of the discount to other expenses in our statement of operations. There was no corresponding transaction for the corresponding period in 2012. See Note 5 for further discussion of these derivative liabilities.

Note 7 - 10% Convertible Redeemable Preferred Stock

The components of our Preferred Stock, classified as temporary equity in our balance sheet, are summarized as follows:

	June 30,	December 31,
	2013	2012
10% convertible preferred stock - face value	$7,021,230	$7,060,230
Unamortized discount	(681,860)	(1,137,618)
10% convertible preferred stock, net of discount	6,339,370	5,922,612

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

The Preferred Stock when issued was a hybrid instrument comprised of (i) a preferred stock, (ii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”) and (iii) a warrant to purchase shares of our common stock to be issued if a certain revenue milestone (the “Revenue Milestone”) was not achieved (the “Make Good Warrant”), as an embedded derivative liability. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying preferred stock. Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not determinable, and since the fair value of the Make Good Warrants was deemed improbable, we did not record a derivative liability. See Note 6 for further discussion on these derivative liabilities.

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

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of approximately $828,300, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a conversion option to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good adjustment of the Conversion Rate to $1.00, at December 31, 2011 the conversion option was recalculated as if the $1.00 Conversion Rate was in affect at issuance which amounted to $2.1 million, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts are amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings. During the three and six months ended June 30, 2013, we amortized $226,457 and $455,758, respectively to additional paid-in capital. For the corresponding periods in 2012 we amortized $300,904 and $543,027, respectively to additional paid-in capital. At June 30, 2013, the unamortized Preferred Stock discount balance was $681,860.

During the six months ended June 30, 2013 and the year ended December 31, 2012, we issued 39,000 and 462,500 shares of our common stock, respectively upon conversion of 3,900 and 46,250 shares of our Preferred Stock, respectively.

The Preferred Stock outstanding at June 30, 2013, is convertible into 7.0 million shares of our common stock.

Since the Preferred Stock at June 30, 2013 may ultimately be redeemed at the option of the holder, the carrying value of the Preferred Stock, net of unamortized discount has been classified as temporary equity.

Our dividend payable on June 30, 2013 was paid with 342,857 shares of common stock in lieu of cash, which were issued subsequent to June 30, 2013, and with a value of $174,857.

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

Note 8 - Stockholders’ Equity

We are authorized to issue up to 100,000,000 shares of common stock, no par value, and up to 2,500,000 shares of preferred stock, no par value. There were 29,603,766 and 28,820,173 shares of common stock issued and outstanding at June 30, 2013 and December 31, 2012, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 702,123 and 706,023 shares of 10% convertible preferred stock at June 30, 2013 and December 31, 2012, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Six Months Ended June 30, 2013

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

During April 2013, we issued 266,954 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $181,529.

During April 2013, we issued 252,639 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $171,795.

During May 2013, we issued 100,000 shares of common stock to a consultant. The shares of common stock had a fair value on the date of issuance of $61,000, which was charged to general and administrative expenses in our statement of operations upon issuance.

Recovery of Stockholder Short Swing Profit

In April 2006, we commenced an action against Tonga Partners, L.P. (“Tonga”), Cannell Capital, L.L.C. and J. Carlo Cannell in the United States District Court of New York, for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  On November 10, 2004, Tonga converted a convertible promissory note into 1,701,341 shares of Common Stock, and thereafter, between November 10 and November 15, 2004, sold such shares for short-swing profits.  In September 2008, the District Court granted us summary judgment against Tonga for disgorgement of short-swing profits in the amount of $5.0 million.  The defendants appealed the order granting the summary judgment to the U.S. Court of Appeals for the 2nd Circuit. The three judge panel held in our favor. The defendants petitioned the Court for a full judge review.  The petition was denied.   The defendants’ petition to the United States Supreme Court for a writ of certiorari was denied.  As a result, during the three months ended June 30, 2013, we received $3.1 million representing the disgorgement of the short-swing profits less legal fees. This amount was recorded as additional paid-in capital.

Note 9 - Share-based Compensation

Options

We have two nonqualified stock option plans approved by shareholders with an aggregate of approximately 2.3 million shares remaining available for grant as of June 30, 2013.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimate the fair value of each option award at the grant date by using the Black-Scholes option pricing model. We did not award any options during the three or six months ended June 30, 2013.

Certain options awarded prior to the year ended December 31, 2012 are amortized over vesting periods encompassing the three months ended March 31, 2013, and consequently we charged to operating expenses $4,733 during the three months ended March 31, 2013 at which time the fair value was fully amortized.

The following table summarizes our stock option activity for the six months ended June 30, 2013:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2013	5,710,125	$1.10
Granted	-	-
Exercised	-	-
Expired	(862,076)	*
Balance, June 30, 2013	4,848,049	$1.29

* less than $0.01

The following table summarizes options outstanding at June 30, 2013:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Shares	Exercise	Remaining	Intrinsic
	Issuable	Price	Term (Years)	Value

Exercisable	3,438,049	$1.11	2.6	$4,500
Not vested	1,410,000	$1.77	4.1	$-
Balance, June 30, 2013:	4,848,049	$1.29	3.0	$4,500

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the six months ended June 30, 2013:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2013	27,353,151	$0.76
Granted	4,375,004	0.60
Exercised	-	-
Cancelled	(380,000)	1.78
Balance, June 30, 2013	31,348,155	$0.73

The following table sets forth the warrants outstanding at June 30, 2013:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible debenture - bonus warrants	483,357	$0.60
10% convertible preferred stock - warrants	3,761,365	1.00
8% convertible promissory notes - warrants	22,195,474	0.60
Consultants	4,907,959	1.12
Total	31,348,155	$0.73

During the three months ended March 31, 2013, pursuant to our 8% convertible promissory notes, we issued warrants to purchase 4,375,004 shares of our common stock pursuant to our issuance and sale of our 8% convertible promissory notes, at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of $249,151 which was recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 5 and 6 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models.

In addition, the fair value of a previously issued warrant which is being amortized over a service period spanning multiple reporting periods, was revalued using the Black-Scholes option pricing model, at the end of each reporting period. During the three and six months ended June 30, 2013, we decreased the fair value by $16,655 and $2,990, respectively and recorded a credit in our statement of operations.

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

Note 12 - Business Concentration

During the three months ended June 30, 2013 and 2012, we sold our products to 22 and 13 different customers, respectively and with sales of our ECOTRAX rail ties to one customer representing approximately 66% and 47%, respectively of our total revenue.

During the six months ended June 30, 2013 and 2012, we sold our products to 37 and 22 different customers, respectively and with sales of our ECOTRAX rail ties to one customer representing approximately 43% and 63%, respectively of our total revenue.

Our purchases of raw materials and contract manufacturing services and products, was concentrated in approximately twenty vendors, during the three and six months ended June 30, 2013 and 2012.

Note 13 - Commitments and Contingencies

Operating leases

We lease our office space in New Providence, New Jersey pursuant to the second of one-year extensions of our prior three-year lease agreement for monthly lease payments of approximately $3,700.  These premises serve as our corporate headquarters. The second lease extension expires on October 31, 2014.  Facility rent expense totaled $11,039 and $11,292 for the three months ended June 30, 2013 and 2012, respectively, and for the six months ended June 30, 2013 and 2012 totaled $22,078 and $22,584, respectively.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  For the three months ended June 30, 2013 and 2012, we accrued royalties payable to Rutgers on product sales of $26,841 and $28,170, respectively. In addition, for the three months ended June 30, 2013 and 2012, since we did not meet the minimum royalty due pursuant to the license, we accrued $23,159 and $21,830, respectively which was charged to operating expenses in our statement of operations. We also pay annual membership dues to Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AMIPP, a department of Rutgers.  The membership allows us to use AMIPP for basic research and development at no additional cost, with access to more comprehensive R&D services available to us for fees determined on a per-project basis.

Note 14 - Related Party Transactions

Samuel G. Rose and Julie Walters

Samuel G. Rose and Julie Walters beneficially own in excess of 5% of our outstanding stock.

8% Convertible Promissory Notes. During the six months ended June 30, 2013, we issued and sold to Mr. Rose an aggregate principal amount of $416,667 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 1,041,668 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants.

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

Accrued but unpaid interest due on June 30, 2013 for the three months then ended, was paid in lieu of cash, with 123,007 shares of common stock, which were issued subsequent to June 30, 2013 with a value of $62,734.

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

8% Convertible Promissory Notes. During the six months ended June 30, 2013, we issued and sold to MLTM Lending, LLC an aggregate principal amount of $391,667 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, 979,168 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants.

Accrued but unpaid interest due on June 30, 2013 for the three months then ended, was paid in lieu of cash, with 109,672 shares of common stock, which were issued subsequent to June 30, 2013 with a value of $55,933.

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

Accrued but unpaid interest due on June 30, 2013 for the three months then ended, was paid in lieu of cash, with 7,382 shares of common stock, which were issued subsequent to June 30, 2013 with a value of $3,765.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock, and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement.

8% Convertible Promissory Notes. During the six months ended June 30, 2013, we issued and sold to Mr. Kronstadt an aggregate principal amount of $916,667 of our 8% Notes and 8% Note Warrants to purchase, in the aggregate, 2,291,668 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants.

Accrued but unpaid interest due on June 30, 2013 for the three months then ended, was paid in lieu of cash, with 123,009 shares of common stock, which were issued subsequent to June 30, 2013 with a value of $62,735.

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

Overview

Our predecessor company was formed in 1981 under the name Analytical Surveys, Inc. Upon the consummation of the Agreement and Plan of Merger, on March 20, 2008, we changed our name to Axion International Holdings, Inc. The Merger was accounted for as a reverse merger in the form of a recapitalization with Axion International Holdings, Inc. as the successor.

We develop, manufacture, market and sell composite rail ties and structural building products, such as pilings, I-beams, T-beams, boards, used in a variety of applications such as construction and heavy equipment mats, railroad tracks, vehicular bridges, pedestrian walkways, marinas and boardwalks which, based upon patented technology developed at Rutgers University, are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, moisture impervious, non-chemical leaching and insect and rot resistant. Our products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete and can be recycled at the end of their useful life. We market our products through two lines (i) ECOTRAX™, our line of rail ties, and (ii) STRUXURE™, our line of structural building products.

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

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Revenues

We derive our revenues through the sale of our ECOTRAX rail ties and STRUXURE building products including fully assembled and fabricated construction and heavy equipment mats. Our strategic focus is to continue to advance the sale of our ECOTRAX rail ties and to create a broad-based market for our STRUXURE building products. In 2011, we emerged from our proof-of-concept phase of development, to our growth phase, expanding our customer base and engaging in multiple sales opportunities around the globe. We have been undertaking strategic initiatives, including establishing global standards for composite rail ties and sleepers, the ongoing development and deployment of guidance materials, such as supporting documentation, research and other publications of the structural properties and performance of our products, with the goal to educate engineers, developers and others who might use our products in projects for their clients, as well as potential customers.

Having completed a number of commercially engineered-solution projects, we have been concentrating our activities on advancing from a proof-of-concept stage to a strategically focused, sales-oriented growth company. Over the past several years, our activities centered upon advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our ECOTRAX rail products to mass markets globally and, during the year ended December 31, 2011, we developed and began implementing a sales strategy for our STRUXURE building products to other public- and private-sector buyers. Our strategic focus is on the continued growth of sales, within both the rail tie and the structural building products sectors, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

For the three months ended June 30, 2013 and 2012, we recognized revenue of $1.5 million and $1.8 million, respectively. Revenue from the sale of our ECOTRAX rail ties was approximately $1.2 million and $1.5 million for the corresponding periods, respectively, with the remainder resulting from the sale of our STRUXURE composite structural building products. For the three months ended June 30, 2013 and 2012, approximately 66% and 47%, respectively of our ECOTRAX sales were to one Class 1 railroad customer pursuant to a three-year supply agreement. During the three months ended June 30, 2013 and 2012, we recognized revenue for the sale of 10,050 and 8,640 rail ties, respectively for the customer’s maintenance program.

For the six months ended June 30, 2013 and 2012, we recognized revenue of $3.3 million and $4.1 million, respectively. Revenue from the sale of our ECOTRAX rail ties was approximately $2.9 million and $3.6 million for the corresponding periods, respectively, with the remainder resulting from the sale of our STRUXURE composite structural building products. For the six months ended June 30, 2013 and 2012, approximately 43% and 63%, respectively of our ECOTRAX sales were to one Class 1 railroad customer pursuant to a three-year supply agreement. During the six months ended June 30, 2013 and 2012, we recognized revenue for the sale of 11,820 and 26,340 rail ties, respectively for the customer’s maintenance program.

Based on sources and properties of certain raw materials we began using in the production of our rail ties during the year ended December 31, 2012, we delivered rail ties with improved properties to our Class 1 railroad customer. During the three months ended September 30, 2012, this customer notified us they wished to further evaluate these improved rail ties for use in their track maintenance programs. Although the ECOTRAX rail ties that we have supplied to this customer to date have met the specifications they required pursuant to the agreement, we halted production at our Texas facility which had been brought on line initially for the primary purpose of producing the ECOTRAX rail ties for this three-year supply agreement. We restarted production at our Texas facility in February 2013 for further delivery under the agreement. As disclosed in prior periods, this contract contains challenging pricing terms resulting in minimal gross margin, but it has provided us with a base to develop and expand our manufacturing capacity and processes.

To date, we have made the necessary investments in tooling, molds and other production equipment to run a maximum of three production lines which would be capable of producing $30 to $40 million in revenue of our ECOTRAX and STRUXURE products. This equipment is located at our Pennsylvania contract manufacturer’s facilities and our Texas facility. During the shutdown at our Texas facility, we evaluated the feasibility, costs and benefits of replacing our existing subcontracted production model with a production model where we staff, manage and direct the manufacture of our products with our own employees, management and processes. Upon restart in February 2013, production within our Texas facility was under this new production model, whereby we are leasing the facility and equipment, initially on a month-to-month basis while a formal lease-purchase arrangement is negotiated for use of the facility over a multi-year period and the purchase of the existing production equipment.

During the three and six months ended June 30, 2013, we shipped products to five and 16 existing customers, respectively and to 17 and 21 new customers, respectively. Our ECOTRAX rail ties are currently in track test or undergoing purchase approval with leading passenger and freight lines in the following countries – Australia, Brazil, Chile, Mexico, New Zealand, Russia and Singapore as well as various other countries in Europe. We continue to expand the possibilities where our STRUXURE products may be beneficial when compared to traditional products such as vehicular bridges and pedestrian walk ways. In addition, we’ve assembled our ECOTRAX composite rail ties into heavy equipment or construction mats. Historically, these mats have been constructed from traditional lumber. Our STRUXURE Mats can withstand the impact of heavy construction equipment and will last longer than traditional mats. Testing of our STRUXURE Mats with multiple oil and gas pipeline and other infrastructure contractors has proven successful and we continue to seek out other applications of this product concept. There can be no assurance that the results of these and other test orders or the approval processes currently underway for other orders will materialize into additional orders for our ECOTRAX rail ties. Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our STRUXURE composite structural building products.

Since the products produced utilizing our technology are new to the various markets and regions we’ve identified, we continue to work with various organizations to create the necessary specifications for use of our products. This is a time-consuming process and varies by product line and geographic region.

Cost of Sales and Operating Expenses

Costs of Sales

Our costs of sales are primarily comprised of the cost of raw materials and the costs and expenses associated with our manufacturing process and arrangements.  The price of the raw materials depends principally on the stage and source of the supply. We purchase the raw materials in various stages, from recycled plastic containers purchased in bulk, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material. But the less processed material requires additional costs to prepare it for production. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point.

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

We continually evaluate the costs and benefits of our manufacturing arrangements. Our manufacturing arrangements have allowed for the production of our products utilizing our manifolds, molds and controllers. Under one arrangement with our initial contract manufacturer, we source, purchase and supply them with the raw materials and pay a per pound manufacturing cost to them to produce the finished products. This production model, although expensive, provides flexibility in matching production to order flow without the investment in personnel, facilities and equipment. Initially under the arrangement with our contract manufacturer in Texas, they were responsible for sourcing and purchasing the raw materials and producing the finished product, which we then purchased from them at a predetermined cost. During the three months ended December 31, 2012 when the production at the Texas facility was halted pursuant to the request of our Class 1 railroad customer, this manufacturing arrangement was terminated. Upon the restart of manufacturing during the three months ended March 31, 2013, we initiated a new manufacturing arrangement and now we source our raw materials and provide the personnel to produce our products and have reimbursed the owner for the use of the facility. We are currently negotiating a long-term lease for the facility. Under this new manufacturing approach, we anticipate reducing the costs of our products by spreading our costs of production, such as the personnel costs, facility rental, and equipment maintenance and depreciation, over a larger volume of business by adding additional production lines. We continually monitor our production capacity requirements and will adjust our production capacity as the need arises.

Additionally, we continued our efforts in driving unnecessary costs and expenses out of our manufacturing processes. Each step of the manufacturing process, from raw material acquisition, handling and storage through the quality control review and inventory handling steps, we continue to examine best practices and other methods to improve and streamline the processes to eliminate unnecessary costs and expenses. We continue to search out ways to continue to reduce the costs of manufacturing our products.

Our costs of sales of $1.4 million and $1.8 million for the three months ended June 30, 2013 and 2012, respectively, resulted in gross margins of $66,535 and $40,103, respectively. These gross margins of 4.4% and 2.2%, respectively, are a result of the fixed pricing impact of our three-year supply agreement with our Class 1 railroad customer. During the three months ended June 30, 2013, sales pursuant to that three-year supply agreement were 66% of our revenue compared to 47% in the corresponding quarter of the previous year. During the six months ended June 30, 2013 and 2012, our costs of sales of $3.0 million and $4.0 million, respectively, resulted in gross margins of $303,749 and $51,226, or 9.3% and 1.3%, respectively. Sales to our Class 1 railroad customer pursuant to the three-year supply agreement represented 43% and 63%, respectively.

Because we remain in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the price of raw materials, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Product Development, Quality Management and Excess Production Capacity.

Product development, quality management and excess production capacity expenses are incurred as we perform oversight of our contract manufacturing relationships and ongoing evaluations of materials and processes for existing products, development of new products and processes, and the excess costs and expenses of our manufacturing processes not absorbed in the inventory produced during the period. Product development expenses typically include costs associated with the design and the required testing procedures associated with our existing production lines. In addition to our investment in both our product development efforts and insuring the products we produce meet the high quality specifications we have set, we continue to work, from time to time, with the scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products. The facility we lease in Texas includes capacity for up to four production lines and ancillary equipment and related services. Since we currently operate only one production line, the allocable costs of the facility to inventory has been adjusted accordingly and the excess costs are charged to product development.

Product development and quality management expenses were $351,192 and $328,363 for the three months ended June 30, 2013 and 2012, respectively. Product development and quality management expenses for the six months ended June 30, 2013 were $569,415 and $563,842, respectively. The costs of the current excess capacity of our manufacturing facility for the three months ended June 30, 2013 was $100,799. There were no such costs in the prior three month period or the corresponding periods of 2012 as we were operating under a third-party manufacturing arrangement. Our product development and quality management expenses may increase as we expand our efforts to innovate our manufacturing processes, enhance our product formulations, develop new innovative products, and expand the reach of our existing products.

Marketing and Sales.

Expenses related to marketing and sales consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, advertising, samples, trade shows and related travel and the effect of the minimum royalty required under our licensing agreements. We continue to increase our marketing and sales effort and anticipate incurring significant marketing and sales expenses in the future. The strategy we employ in reaching out to our target markets whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by sub-licensing our technology to others will have a significant effect on our marketing and sales expenses. We expect that in the future, marketing and sales expenses will increase in absolute dollars.

Marketing and sales expenses increased modestly to $256,166 for the three months ended June 30, 2013 compared to $248,290 for the corresponding period in 2012. And during the six months ended June 30, 2013 and 2012, marketing and sales expenses were $501,095 and $387,062, respectively. The increases were primarily due to additional personnel and the continued implementation of our standard setting, branding strategy and marketing efforts in support thereof.

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

General and administrative costs totaled $766,118 and $1.0 million for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, we incurred $1.5 million and $1.9 million, respectively in general and administrative expenses. We anticipate as we continue to grow our business, our general and administrative expenses will increase.

Depreciation and Amortization.

For the three and six months ended June 30, 2013 and 2012, we recorded depreciation expense for manufacturing and production equipment as a charge to production. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses. Additionally, depreciation of certain of our office equipment and acquired software is charged general and administrative expenses.

Depreciation and amortization was $48,191, including $43,764 charged to production for the three months ended June 30, 2013, compared to $38,947, including $35,259 charged to production for the corresponding period of 2012. We depreciate our production equipment as it is utilized in producing our products. During the six months ended June 30, 2013 and 2012, we incurred $72,567 and $73,191, respectively in depreciation expense of which $64,328 and $69,177, respectively was charged to production.

Other Expenses

Interest Expense.

Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the three months ended June 30, 2013 and 2012, was $180,249 and $95,575, respectively. During the six months ended June 30, 2013 and 2012, we recognized $352,653 and $133,549, respectively. At June 30, 2013, we had an outstanding balance of $8.9 million of our 8% convertible promissory notes.

Amortization of Debt Discounts.

Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our convertible debt.

During the three months ended June 30, 2013 and 2012, we recognized $138,137 and $203,471, respectively, and during the six month ended June 30, 2013 and 2012, we recognized $282,028 and $373,553, respectively for the amortization of various convertible security discounts. At the time of issuance, we recorded discounts on our convertible securities primarily due to the fair value of the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period.

At June 30, 2013, the unamortized discounts for our 8% convertible promissory notes were $2.0 million. This unamortized discount is being amortized to other expense over the five year lives of the underlying convertible promissory notes.

Change in Fair Value of Derivative Liabilities.

8% Convertible Promissory Notes – Conversion Option and Warrants. During the year ended December 31, 2012 and through March 31, 2013, we issued and sold $8.9 million of our 8% convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the initial fair values of the conversion options of $1.6 million on the dates of issuance, as a derivative liability and recognized the amounts as a discount of our 8% convertible promissory notes. The fair value of this derivative liability at June 30, 2013 was estimated to be $1.5 million. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized the decrease in fair value of $3.3 million during the three months ended June 30, 2013 as a change in fair value of this derivative liability which was recognized in our statements of operations. For the six months ended June 30, 2013, we recognized the increase in fair value of $364,575.

In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the initial fair value of the warrants to be approximately $692,460 on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our 8% convertible promissory notes. At June 30, 2013, we estimated the fair value of this derivative liability to be $540,000. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, we recognized the decrease in fair value of $1.8 million during the three months ended June 30, 2013 as a change in the fair value of this derivative liability which was recognized in our statements of operations. For the six months ended June 30, 2013, we recognized the increase in fair value of $70,849.

10% Convertible Preferred Stock Warrants. We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the three months ended June 30, 2013, we recorded the decrease in fair value of this derivative liability in our statement of operations of $93,659. During the six months ended June 30, 2013, we recognized the increase in fair value of $40,641.

10% Convertible Debentures – Warrants. Effective January 14, 2011, we agreed to amend the terms of our 10% convertible debentures, which among other things extended the maturity dates and required us to issue warrants for each calendar month after the original maturity dates that these debentures remained outstanding. Since it was probable that we would issue these warrants, we calculated the fair value of the warrants and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability did not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability were immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations. During the three and six months ended June 30, 2012, we recorded the decrease in fair value of the derivative liability in our statement of operations of $2,504 and $13,309, respectively.

Revolving Credit Agreement – Conversion Option. During the year ended December 31, 2011, we entered into a revolving credit agreement which gave the holder the right to convert a portion of the outstanding debt into shares of our common stock. We recognized the fair value of this beneficial conversion feature as a derivative liability. During the three months ended June 30, 2012, this revolving credit agreement was terminated. During the three and six months ended June 30, 2012, we recognized the change in fair value of the derivative liability as an decrease in fair value of $127,071 and a decrease in fair value of $113,271, respectively in our statement of operations.

Income Taxes.

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2012. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2012 has been recorded.

Liquidity and Capital Resources

At June 30, 2013 we had $6.4 million in current assets and $3.8 million in current liabilities resulting in working capital of $2.6 million. This compares to working capital of $1.6 million as of December 31, 2012. Our working capital at June 30, 2013 includes $2.1 million in fair value of the derivative liabilities associated with our 8% convertible promissory notes (“8% Notes”). These derivative liabilities represent the estimated fair value of the conversion feature of the 8% Notes and the warrants issued in conjunction with the 8% Notes. If or when the 8% Notes convert, the fair value of the imbedded conversion feature will become zero. No use of working capital will be necessary to extinguish this liability. Likewise, if or when the note holders exercise their warrants to purchase shares of our common stock, the corresponding derivative liabilities will be valued at zero, and no use of working capital will have occurred.

We used $1.9 million and $2.5 million in our operating activities during the six months ended June 30, 2013 and 2012, respectively. Of our operating assets and liabilities, for the six months ended June 30, 2013, our accounts receivables and inventories remained relatively unchanged from December 31, 2012, whereas our accounts payable and accrued liabilities decreased the aggregate cash used in operations by $416,482. For the corresponding period in 2012, we collected $247,973 more in accounts receivable then were added from sales and reduced inventories by $829,277 as our shipments of products upon sale were in excess of what was added to inventory through production. Also during the six months ended June 30, 2012, we decreased the aggregate cash used in operating activities by $1.1 million as a result of the increase in our accounts payable and accrued liabilities from December 31, 2011.

During the six months ended June 30, 2013, we purchased $352,708 in property and equipment which primarily was for our plant in Texas. During the corresponding period in 2012, we added $848,116 in property and equipment. We anticipate purchasing additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. Additional orders for production equipment have been and will be made, for which we will be required to make substantial additional payments.

During six months ended June 30, 2013, we issued and sold to certain investors an aggregate principal amount of $1.8 million of our 8% Notes, due on the five year anniversary of the date of the 8% Note. At June 30, 2013, we had aggregate principal of 8% convertible promissory notes of $8.9 million. We may prepay the notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the notes at a rate of 8.0% per annum, payable during the first three years that the notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the notes. During the fourth and fifth years that the notes are outstanding, interest that accrues under the notes shall be payable in cash.

In April 2006, we commenced an action against a shareholder for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  During the three months ended June 30, 2013, we received $3.1 million representing the disgorgement of the short-swing profits less legal fees. This amount was recorded as additional paid-in capital.

Pursuant to the terms of our 10% convertible preferred stock, the preferred stock may be redeemed for cash by the holder any time after the three-year anniversary from the initial purchase. We initially sold the preferred stock via several closings in March and April 2011. The outstanding principal at June 30, 2013 of $7.0 million may be redeemed beginning in March 2014. Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

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

At June 30, 2013, we had working capital of $2.6 million, cumulative face value of redeemable preferred stock and promissory notes of $15.9 million, a stockholders’ deficit of $8.5 million and have accumulated losses to date of $38.4 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our 8% convertible promissory notes and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, during the three months ended June 30, 2013, we did not maintain effective internal control over financial reporting, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

(ii)	Due to our small size, we do not have proper segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. This control deficiency results in a reasonable possibility that material misstatements of our consolidated financial statements will not be prevented or detected on a timely basis.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 15, 2013, the United States Supreme Court denied a petition for a writ of certiorari filed by the defendants in the legal proceeding described in Note 13 to our condensed consolidated financial statements included in this Form 10-Q. As a result, the defendants have exhausted all opportunities for judicial review of the District Court’s summary judgment. As a result, during the three months ended June 30, 2013, the District Court released the cash bond originally posted by the defendants and we received $3.1 million representing the disgorgement of the short-swing profits less legal fees.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During April 2013, we issued 266,954 shares of common stock as payment of our dividends on our 10$ convertible preferred stock, in lieu of cash, with a value of $181,529.

During April 2013, we issued 252,639 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a value of $171,795.

During May 2013, we issued 100,000 shares of common stock to a consultant. The shares of common stock had a fair value on the date of issuance of $61,000, which was charged to general and administrative expenses in our statement of operations upon issuance.

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

36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: August 14, 2013	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: August 14, 2013	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

