Form 10-Q
period 2013-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2013-11-14
CIK 753048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, without par value, as of November 12, 2013 was 31,018,605.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$599,743	$346,905
Accounts receivable, net of allowance	438,950	192,015
Inventories	3,625,821	3,088,953
Prepaid expenses and deposits	168,358	165,339
Total current assets	4,832,872	3,793,212

Property and equipment, net	3,023,131	2,005,215

Other long-term and intangible assets	-	68,284

Total assets	$7,856,003	$5,866,711

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,254,422	$890,394
Accrued liabilities	653,162	446,434
Due to investor	400,000	-
Derivative liabilities – 8% convertible promissory notes	1,330,000	830,000
Total current liabilities	3,637,584	2,166,828

8% convertible promissory notes, net of discounts	7,041,112	5,671,162
Fair value of 10% convertible preferred stock warrants	122,357	81,716
Total liabilities	10,801,053	7,919,706

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 702,123 and 706,023 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, net of discounts	6,568,316	5,922,612

Stockholders' deficit:
Common stock, no par value; authorized 100,000,000 shares; 30,315,663 and 28,820,173 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	29,878,727	27,103,454
Accumulated deficit	(39,392,093)	(35,079,061)
Total stockholders' deficit	(9,513,366)	(7,975,607)
Total liabilities and stockholders' deficit	$7,856,003	$5,866,711

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2013	2012

Revenue	$1,272,689	$800,007
Costs of sales	1,189,172	787,078
Gross margin	83,517	12,929

Operating expenses:
Product development, quality management and excess production capacity	507,466	320,137
Marketing and sales	202,106	362,851
General and administrative	732,427	581,561
Total operating costs and expenses	1,441,999	1,264,549

Loss from operations	(1,358,482)	(1,251,620)

Other (income) expense:
Interest expense	190,318	108,395
Amortization of debt discount	132,497	-
Change in fair value of derivative liabilities	(730,000)	(445,684)
Total other income	(407,185)	(337,289)

Net loss	(951,297)	(914,331)
Accretion of preferred stock dividends and beneficial conversion feature	(405,936)	(438,922)
Net loss attributable to common shareholders	$(1,357,233)	$(1,353,253)

Weighted average common shares – basic and diluted	30,307,925	26,766,317

Net loss per share – basic and diluted	$(0.04)	$(0.05)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2013	2012

Revenue	$4,532,274	$4,892,802
Costs of sales	4,145,008	4,828,647
Gross margin	387,266	64,155

Operating expenses:
Product development, quality management and excess production capacity	1,076,881	883,979
Marketing and sales	703,201	749,913
General and administrative	2,216,656	2,788,381
Total operating costs and expenses	3,996,738	4,422,273

Loss from operations	(3,609,472)	(4,358,118)

Other (income) expense:
Interest expense	542,970	241,944
Amortization of debt discount	414,525	373,553
Change in fair value of derivative liabilities	(253,935)	(919,361)
Total other (income) expenses	703,560	(303,864)

Net loss	(4,313,032)	(4,054,254)
Accretion of preferred stock dividends and beneficial conversion feature	(1,218,273)	(1,262,126)
Net loss attributable to common shareholders	$(5,531,305)	$(5,316,380)

Weighted average common shares - basic and diluted	29,583,289	26,157,795

Net loss per share – basic and diluted	$(0.19)	$(0.20)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2013 THROUGH SEPTEMBER 30, 2013
(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2013	28,820,173	$27,103,454	$(35,079,061)	$(7,975,607)

Shares issued upon conversion of 10% convertible preferred stock	39,000	39,000		39,000
Shares issued for services rendered	225,000	139,750		139,750
Shares issued for dividend payments	609,811	356,579		356,579
Shares issued for interest payments	621,679	360,005		360,005
Share-based compensation		2,904		2,904
Dividend on 10% convertible preferred stock		(533,569)		(533,569)
Amortization of discounts of 10% convertible preferred stock		(684,704)		(684,704)
Recovery of shareholder short swing profit		3,095,308		3,095,308
Net loss			(4,313,032)	(4,313,032)

Balance, September 30, 2013	30,315,663	$29,878,727	$(39,392,093)	$(9,513,366)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(4,313,032)	$(4,054,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,605	90,163
Amortization of convertible debt discount	414,525	-
Amortization of preferred stock discount	-	68,346
Amortization of revolving credit agreement discount	-	305,206
Change in fair value of derivative liabilities	(294,576)	(517,400)
Change in fair value of 10% convertible preferred stock warrants	40,641	(401,961)
Share-based compensation	142,654	395,947
Change in allowance for doubtful accounts	-	86,665
Changes in operating assets and liability:
Accounts receivable	(246,935)	243,133
Inventories	(536,868)	(881,689)
Prepaid expenses and deposits	65,265	(127,791)
Accounts payable	364,028	158,222
Accrued liabilities	389,743	335,880
Net cash used in operating activities	(3,826,950)	(4,299,533)

Cash flows from investing activities:
Purchase of property and equipment	(1,165,521)	(1,010,701)
Net cash used in investing activities	(1,165,521)	(1,010,701)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	1,750,001	1,378,877
Proceeds from issuance of demand promissory notes	400,000	5,000,001
Recovery of shareholder short swing profits	3,095,308
Repayments of convertible debt		(772,500)
Repayments of revolving credit agreement		(466,000)
Net cash provided by financing activities	5,245,309	5,140,378

Net increase (decrease) in cash	252,838	(169,856)
Cash and cash equivalents at beginning of period	346,905	1,982,772
Cash and cash equivalents at end of period	$599,743	$1,812,916

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,971	$67,834
Conversion of 10% convertible preferred stock and debt	39,000	462,500
Dividends on 10% convertible preferred stock	533,569	519,020
Fair value of warrants issued on reset of 10% convertible preferred stock	-	1,875,463
Amortization of 10% convertible preferred stock discount	684,704	743,106
Fair value of warrants issued with 8% convertible promissory notes	249,151	427,888
Fair value of conversion option of 8% convertible promissory notes	545,425	982,932
Redeemable common stock reclassified to permanent equity	-	242,500
Fair value of bonus warrants granted	-	57,034

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

(a)	Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (the “Company,” “we” or “us”) was formed in 1981.  In November 2007, the Company entered into an Agreement and Plan of Merger, among the Company, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of the Company (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  On March 20, 2008 the Company consummated the merger (the “Merger”) of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of the Company.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. During the nine months ended September 30, 2013, we determined certain receivables which we had previously accrued a reserve for, were not collectible and wrote off the receivable balances against the reserve. We did not require an allowance for doubtful accounts at September 30, 2013, but at December 31, 2012 it was $131,996.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	September 30, 2013	December 31, 2012
Equipment	$15,344	$13,754
Machinery and equipment	3,759,994	2,611,933
Purchased software	145,623	129,753
Furniture and fixtures	13,090	13,090
Subtotal – property and equipment, at cost	3,934,051	2,768,530
Less accumulated depreciation	(910,920)	(763,315)
Net property and leasehold improvements	$3,023,131	$2,005,215

Depreciation expense during the three and nine months ended September 30, 2013 was $75,038 and $147,605, respectively, and for the corresponding periods in 2012, was $16,972 and $90,163, respectively. Of the depreciation expense during the three and nine months ended September 30, 2013, $70,485 and $134,813, respectively was charged to production and the remainder to operating expenses. For the corresponding periods of 2012, $13,179 and $82,356, respectively was charged to production.

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

Subject to the minimum royalty pursuant to the terms of the license, royalties incurred and payable to Rutgers, for the three and nine months ended September 30, 2013 were $50,000 and $150,000, respectively. For the corresponding periods of 2012, the amounts were the same.

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

Our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with the production effort of the finished product. Currently, to manufacture our products, we lease a manufacturing facility, purchase the raw materials and employ the staffing and own the equipment necessary for our production processes. Previously under other arrangements, we either purchased and supplied the raw materials to the third-party manufacturer who we paid a per-pound cost to produce the finished product, or the third-party manufacturer sourced and paid for the raw materials and we purchased the finished product from them at a cost per unit, and we were responsible for any costs of raw materials purchased by the third-party manufacturer in excess of the arrangement’s reference prices and we shared any savings for purchases below the reference prices.  We believe our current manufacturing processes allow us to more efficiently control the quality and costs of production. Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency with which we plan and execute our manufacturing processes.

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

In the past, we were not current with our filings of our federal and state income tax returns. Due to these delinquent filings, our income tax returns are open to examination by federal and state authorities, generally for the tax years ended September 30, 2008 and later.

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

(j)	Loss Per Share

Basic loss per share are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share, includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the three and nine months ended September 30, 2013 and 2012, there were no dilutive effects of such securities because we incurred a net loss in each period. As of September 30, 2013, we have approximately 66 million potential common shares issuable under our convertible instruments, warrant and stock option agreements.

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

We maintain our cash with two major U.S. domestic banks. The amount held in both of the banks exceeds the insured limit of $250,000 from time to time. The amount which exceeded the insured limit was approximately $0.3 million at September 30, 2013 and December 31, 2012. We have not incurred losses related to these deposits.

(m)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At September 30, 2013, we had working capital of $1.2 million, a stockholders’ deficit of $9.5 million and had accumulated losses of $39.4 million and net cash used in operations for the nine months ended September 30, 2013 was $3.8 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations.  We may seek additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials and finished products.

Our inventories consisted of:

	September 30, 2013	December 31, 2012

Finished products	$2,913,368	$2,509,797
Production materials	712,453	579,156
Total inventories	$3,625,821	$3,088,953

Since we had engage third-party contract manufacturers to produce our finished products, and in certain situations we provide them the raw materials, certain of our inventories at September 30, 2013 and December 31, 2012 were located at the third-party contract manufacturing locations, as well as our leased facility. We carry adequate insurance for loss on this inventory.

Note 4 - Accrued Liabilities

The components of accrued liabilities are:

	September 30, 2013	December 31, 2012
Royalties	$229,045	$351,846
10% convertible preferred stock dividends	176,990	-
Interest	181,509	-
Payroll	55,790	77,757
Miscellaneous	9,828	16,831
Total accrued liabilities	$653,162	$446,434

Note 5 - Derivative Liabilities

8% Convertible Promissory Notes – Conversion Option and Warrants

During the nine months ended September 30, 2013, we issued 8% convertible promissory notes (the “8% Notes”). See Note 6 for further discussion. The 8% Notes met the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes, into shares of our common stock. The 8% Notes were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option derivative liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The aggregate fair value of the conversion options on September 30, 2013 was $1.1 million, and the decrease in fair value of $0.5 million for the three months ended September 30, 2013 was recorded as a change in derivative liability in the statement of operations. The aggregate fair value of the warrants on September 30, 2013 was $270,000. The decrease in fair value of $270,000 for the three months ended September 30, 2013 was recorded as a change in fair value of derivative liability in the statement of operations.

The estimated fair values of the derivative liabilities for the conversion options on the 8% Notes issued during the nine months ended September 30, 2013 and the warrants issued therewith, were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	September 30, 2013

Volatility	50.0%	45.0%
Risk-free interest rate	0.4%	0.3%
Dividend yield	0.0%	0.0%
Expected life, in years	2.4 to 2.6	1.9

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the initial fair value of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 129%, (iii) a risk-free interest rate 2.1%, and (iv) an expected life of five years. The fair value of the warrant liability at September 30, 2013 and December 31, 2012 was $122,357 and $81,716, respectively and we recognized the change in fair value of the warrant liability for the nine months ended September 30, 2013 of $40,641 in our statement of operations.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of September 30, 2013 and December 31, 2012 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

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

The fair value of our debt, which approximates its carrying value, as of September 30, 2013 and December 31, 2012 was estimated at $7.9 million and $5.7 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt. The level would be considered as level 2.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of September 30, 2013
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% convertible promissory notes:
Conversion option	$-	$-	$1,060,000	$1,060,000
Warrants	-	-	270,000	270,000
Derivative liabilities - Current	-	-	1,330,000	1,330,000

Placement agent warrants - non-current	-	-	122,357	122,357
Derivative liabilities - Total	$-	$-	$1,452,357	$1,452,357

	As of December 31, 2012
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% convertible promissory notes:
Conversion option	$-	$-	$610,000	$610,000
Warrants	-	-	220,000	220,000
Derivative liabilities - Current	-	-	830,000	830,000

Placement agent warrants - non-current	-	-	81,716	81,716
Derivative liabilities - Total	$-	$-	$911,716	$911,716

The following tables are a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value during the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30, 2013
				Credited to
				Common
	Balance -	Fair Value of		Stock	Balance -
	July 1,	Derivative	Change in	Upon Issuance	September 30,
	2013	Liability	Fair Value	of Warrants	2013

8% convertible promissory notes:
Conversion option	$1,520,000	$-	$(460,000)	$-	$1,060,000
Warrants	540,000	-	(270,000)	-	270,000
Derivative liabilities - current	2,060,000	-	(730,000)	-	1,330,000

Placement agent warrants - non-current	122,357	-	-	-	122,357
Derivative liabilities - total	$2,182,357	$-	$(730,000)	$-	$1,452,357

	For the Three Months Ended September 30, 2012
				Credited to
				Common
	Balance -	Fair Value of		Stock	Balance -
	July 1,	Derivative	Change in	Upon Issuance	September 30,
	2012	Liability	Fair Value	of Warrants	2012

8% convertible promissory notes:
Conversion option	$-	$982,932	$(262,932)	$-	$720,000
Warrants	-	427,888	(127,888)	-	300,000
Derivative liabilities - current	-	1,410,820	(390,820)	-	1,020,000

Placement agent warrants - non-current	140,458	-	(54,864)	-	85,594
Derivative liabilities - total	$140,458	$1,410,820	$(445,684)	$-	$1,105,594

	For the Nine Months Ended September 30, 2013
				Credited to
		Fair Value of		Common Stock	Balance -
	Balance -	Derivative	Change in	Upon Issuance	September 30,
	January 1, 2013	Liability	Fair Value	of Warrants	2013

8% convertible promissory notes:
Conversion option	$610,000	$545,426	$(95,426)	$-	$1,060,000
Warrants	220,000	249,151	(199,151)	-	270,000

Derivative liabilities - current	830,000	794,577	(294,577)	-	1,330,000

Placement agent warrants - non-current	81,716		40,641	-	122,357

Derivative liabilities - total	$911,716	$794,577	$(253,936)	$-	$1,452,357

	For the Nine Months Ended September 30, 2012
				Credited to
		Fair Value of		Common Stock	Balance -
	Balance -	Derivative	Change in	Upon Issuance	September 30,
	January 1, 2012	Liability	Fair Value	of Warrants	2012

8% convertible promissory notes:
Conversion option	$-	$982,932	$(262,932)	$-	$720,000
Warrants	-	427,888	(127,888)	-	300,000
12% convertible revolving credit agreement:
Conversion option	113,271	-	(113,271)	-	-
10% convertible preferred stock:
Warrants	1,875,463	-	-	(1,875,463)	-
10% convertible debentures:
Warrants	70,343	-	(13,309)	(57,034)	-
Derivative liabilities - current	2,059,077	1,410,820	(517,400)	(1,932,497)	1,020,000

Placement agent warrants - non-current	487,555	-	(401,961)	-	85,594
Derivative liabilities - total	$2,546,632	$1,410,820	$(919,361)	$(1,932,497)	$1,105,591

Note 6 – 8% Convertible Promissory Notes

The components of our convertible debt are summarized as follows:

	Due	September 30, 2013	December 31, 2012
8% convertible promissory notes	Beginning August 2017	$8,878,188	$7,128,187
Less debt discount		(1,837,076)	(1,457,025)
Total – long term debt		$7,041,112	$5,671,162

During the nine months ended September 30, 2013 pursuant to the same terms of our existing 8% convertible promissory notes (the “8% Notes”), we issued and sold to Samuel Rose, Allen Kronstadt, MLTM, Lending , LLC and the Judy Lenkin Lerner Revocable Trust (see Note 14 regarding related party transactions) (i) an aggregate principal amount of $1,750,001 of our 8% Notes which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and (ii) associated warrants to purchase, in the aggregate, 4,375,004 shares of common stock, subject to adjustment as provided on the terms of the warrants.

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

Accrued but unpaid interest due on September 30, 2013 for the three months ended September 30, 2013 of $181,509 was paid with 355,903 shares of common stock, in lieu of cash, which were issued subsequent to September 30, 2013.

The warrants are exercisable at an exercise price of $0.60 per share of common stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of common stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the 8% Note to which the applicable warrant is related has been repaid in full.

The issuance costs of the 8% Notes, plus the fair values of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the 8% Notes. During the nine months ended September 30, 2013, the fair value of the conversion options and related warrants for the 8% Notes issued during this period was $794,576, which was recorded as an increase to the debt discount. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 8% Notes. During the nine months ended September 30, 2013, we amortized $414,525 of the discount to other expenses in our statement of operations. There was no such transaction for the corresponding period in 2012. See Note 5 for further discussion of these derivative liabilities.

Note 7 - 10% Convertible Redeemable Preferred Stock

The components of our Preferred Stock, classified as temporary equity in our balance sheet, are summarized as follows:

	September 30,	December 31,
	2013	2012
10% convertible preferred stock - face value	$7,021,230	$7,060,230
Unamortized discount	(452,914)	(1,137,618)
10% convertible preferred stock, net of discount	$6,568,316	$5,922,612

During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible redeemable preferred stock (the “Preferred Stock”). The Preferred Stock has a stated value (the “Stated Value”) of $10.00 per share. The Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the holder at a conversion rate of $1.00 per share, as adjusted (the “Conversion Rate”). The holders of the Preferred Stock are entitled to receive dividends at the rate of ten percent per annum payable quarterly. Dividends shall not be declared, paid or set aside for any series or other class of stock ranking junior to the Preferred Stock, until all dividends have been paid in full on the Preferred Stock. The dividends on the Preferred Stock are payable, at our option, in cash, if permissible, or in shares of common stock. The Preferred Stock is not subject to any anti-dilution provisions other than for stock splits and stock dividends or other similar transactions. The holders of the Preferred Stock shall have the right to vote with our stockholders in any matter. The number of votes that may be cast by a holder of our Preferred Stock shall equal the Stated Value of the Preferred Stock purchased divided by the Conversion Rate. The Preferred Stock shall be redeemable for cash by the holder any time after the three-year anniversary from the initial purchase. The Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater for sixty consecutive trading days and during such sixty-day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

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

During March and April 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of approximately $828,300, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a conversion option to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good adjustment of the Conversion Rate to $1.00, at December 31, 2011 the conversion option was recalculated as if the $1.00 Conversion Rate was in effect at issuance which amounted to $2.1 million, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts are amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings. During the three and nine months ended September 30, 2013, we amortized $228,946 and $684,704, respectively to additional paid-in capital. For the corresponding periods in 2012 we amortized $268,425 and $811,452, respectively to additional paid-in capital. At September 30, 2013, the unamortized Preferred Stock discount balance was $452,914.

During the nine months ended September 30, 2013 and the year ended December 31, 2012, we issued 39,000 and 462,500 shares of our common stock, respectively upon conversion of 3,900 and 46,250 shares of our Preferred Stock, respectively.

The Preferred Stock outstanding at September 30, 2013, was convertible into 7.0 million shares of our common stock.

Since the Preferred Stock at September 30, 2013 may ultimately be redeemed at the option of the holder, the carrying value of the Preferred Stock, net of unamortized discount has been classified as temporary equity.

Our dividend payable on September 30, 2013 was paid with 347,039 shares of common stock in lieu of cash, which were issued subsequent to September 30, 2013, and with a value of $176,990.

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our Preferred Stock, to purchase 58,352 shares of Preferred Stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. See Note 5 for further discussion of derivative liabilities.

Note 8 - Stockholders’ Equity

We are authorized to issue up to 100,000,000 shares of common stock, no par value, and up to 2,500,000 shares of preferred stock, no par value. There were 30,315,663 and 28,820,173 shares of common stock issued and outstanding at September 30, 2013 and December 31, 2012, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 702,123 and 706,023 shares of 10% convertible preferred stock at September 30, 2013 and December 31, 2012, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Nine Months Ended September 30, 2013

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

During April 2013, we issued 252,639 shares of common stock as payment of our interest on our 8% convertible promissory notes, in lieu of cash, with a fair value on the date of issue of $171,795.

During May 2013, we issued 100,000 shares of common stock to a consultant. The shares of common stock had a fair value on the date of issuance of $61,000, which was charged to general and administrative expenses in our statement of operations upon issuance.

During July 2013, we issued 342,857 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $175,050.

During July 2013, we issued 369,040 shares of common stock as payment of our interest on our 8% convertible promissory notes, in lieu of cash, with a fair value on the date of issue of $188,210.

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

Note 9 - Share-based Compensation

Options

We have two nonqualified stock option plans approved by shareholders with an aggregate of 950,000 shares remaining available for grant under one plan as of September 30, 2013. The other plan terminated during the three months ended September 30, 2013.  The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

We estimate the fair value of each option award at the grant date by using the Black-Scholes option pricing model. We did not award any options during the three or nine months ended September 30, 2013.

Certain options awarded prior to the year ended December 31, 2012 are amortized over certain future vesting periods or contained performance-based vesting terms, and consequently during the nine months ended September 30, 2013, we charged to operating expenses $5,894 for these options.

The following table summarizes our stock option activity for the nine months ended September 30, 2013:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2013	5,710,125	$1.10
Granted	-	-
Exercised	-	-
Expired	(962,076)	0.13
Balance, September 30, 2013	4,748,049	$1.30

The following table summarizes options outstanding at September 30, 2013:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Shares	Exercise	Remaining	Intrinsic
	Issuable	Price	Term (Years)	Value

Exercisable	3,348,049	$1.11	2.4	$6,000
Not vested	1,400,000	1.77	3.8	-
Balance, September 30, 2013:	4,748,049	$1.30	2.8	$6,000

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the nine months ended September 30, 2013:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2013	27,353,151	$0.76
Granted	4,375,004	0.60
Exercised	-	-
Cancelled	(400,000)	1.79
Balance, September 30, 2013	31,328,155	$0.73

The following table sets forth the warrants outstanding at September 30, 2013:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible debenture - bonus warrants	483,357	$0.60
10% convertible preferred stock – warrants	3,761,365	1.00
8% convertible promissory notes – warrants	22,195,474	0.60
Consultants	4,887,959	1.12
Total	31,328,155	$0.73

During the nine months ended September 30, 2013, pursuant to our 8% convertible promissory notes, we issued warrants to purchase 4,375,004 shares of our common stock pursuant to our issuance and sale of our 8% convertible promissory notes, at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of $249,151 which was recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 5 and 6 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models.

In addition, the fair value of a previously issued warrant which is being amortized over a service period spanning multiple reporting periods, was revalued using the Black-Scholes option pricing model, at the end of each reporting period. No revaluation was necessary for the three months ended September 30, 2013 and during the nine months ended September 30, 2013, we decreased the fair value by $2,990 and recorded a credit in our statement of operations.

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

Note 12 - Business Concentration

During the nine months ended September 30, 2013 and 2012, we sold our products to 20 and 12 different customers, respectively and with sales of our ECOTRAX rail ties to one customer representing approximately 53% and 73%, respectively of our total revenue.

During the nine months ended September 30, 2013 and 2012, we sold our products to 57 and 25 different customers, respectively and with sales of our ECOTRAX rail ties to one customer representing approximately 46% and 65%, respectively of our total revenue.

Our purchases of raw materials and contract manufacturing services and products, was concentrated in approximately twenty to thirty vendors, during the three and nine months ended September 30, 2013 and 2012.

Note 13 - Commitments and Contingencies

Operating leases

We lease our office space in New Providence, New Jersey pursuant to a three-year lease agreement for monthly lease payments of approximately $3,700.  These premises serve as our corporate headquarters. The lease is currently in its second one-year extension which expires on October 31, 2014.  Facility rent expense totaled approximately $11,100 and $11,300 for the three months ended September 30, 2013 and 2012, respectively, and for the nine months ended September 30, 2013 and 2012 totaled approximately $33,100 and $33,900, respectively.

Royalty Agreements

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, and export products made using patent applications owned by Rutgers. We are using these patented technologies in the production of our composite rail ties and structural building products. The term of the license agreement with Rutgers runs until the expiration of the last-to-expire issued patent within the Rutgers’ technologies licensed under this license agreement, unless terminated earlier.

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents. For the three months ended September 30, 2013 and 2012, we accrued royalties payable to Rutgers on product sales of $19,195 and $13,200, respectively. In addition, for the three months ended September 30, 2013 and 2012, since we did not meet the minimum royalty due pursuant to the license, we accrued $30,805 and $66,800, respectively which was charged to operating expenses in our statement of operations. We also pay annual membership dues to Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AMIPP, a department of Rutgers.  The membership allows us to use AMIPP for basic research and development at no additional cost, with access to more comprehensive R&D services available to us for fees determined on a per-project basis.

Note 14 - Related Party Transactions

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding voting securities and was appointed to our Board of Directors on September 11, 2012 pursuant to the terms of the Purchase Agreement. Effective April 25, 2012, we entered into a Memorandum of Understanding with Mr. Kronstadt and several other investors and accordingly we issued to Mr. Kronstadt a demand promissory note in the principal amount of $1,666,667 with interest at a rate of 8.0% per annum. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% convertible promissory note, (the “8% Notes”) and associated warrants to purchase Common Stock (the “8% Note Warrants”) at such closing, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the demand note and paid us in cash for the balance.

Pursuant to the Purchase Agreement, as of September 30, 2013, we have issued and sold to Mr. Kronstadt an aggregate principal amount of $2,959,297 of our 8% Notes and 8% Note Warrants to purchase, in the aggregate, 7,398,243 shares of Common Stock, subject to adjustment as provided on the terms of the 8% Note Warrants. As of September 30, 2013, Mr. Kronstadt has received an aggregate of 353,547 shares of Common Stock as interest payments under the 8% Notes that he holds.

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

In connection with the entry into the Purchase Agreement, pursuant to the terms thereof, on August 24, 2012, we granted to the Investors (i) certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) a security interest and lien in all of our assets and rights (including a security interest in all of the assets and rights of our subsidiary, Axion International, Inc.) to secure our obligations under the 8% Notes.

Note 15 – Subsequent Events

$3.2 Million Funding

On October 21, 2013, pursuant to the Note Purchase Agreement, dated August 24, 2012, (see Note 6 – 8% Convertible Promissory Notes), we issued and sold to MLTM Lending, LLC (“MLTM”), Samuel Rose (“Rose”), and Allen Kronstadt (“Kronstadt”) (collectively, the “Investors”) an aggregate principal amount of $596,992.80 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, no par value (the “Common Stock”), at a conversion price equal to $0.40 per share of Common Stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “Warrants”) to purchase, in the aggregate, 1,492,482 shares of Common Stock, subject to adjustment as provided on the terms of the Warrants.  In consideration for the issuance of the 8% Notes and the Warrants, the Investors paid us cash in the aggregate amount of $596,992.80.

The 8% Notes and the Warrants were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The 8% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of October 21, 2018 or upon the occurrence of an Event of Default (as defined in the 8% Notes).  We may prepay the 8% Notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof.  Interest accrues on the 8% Notes at a rate of 8.0% per annum, payable during the first three years that the 8% Notes are outstanding in shares of Common Stock, valued at the weighted average price of a share of Common Stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the 8% Notes.  During the fourth and fifth years that the 8% Notes are outstanding, interest that accrues under the 8% Notes shall be payable in cash.

The Warrants are exercisable at an exercise price of $0.60 per share of Common Stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of Common Stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the 8% Note to which the applicable Warrant is related has been repaid in full.

In addition, on October 21, 2013 and November 6, 2013, the Investors loaned the Company an aggregate principal amount of $2,603,007.20  pursuant to our secured promissory notes (the “Secured Notes”), each of which shall be exchanged by us on a future date, when the authorized shares of capital stock of the Company are available, for an 8% Note and Warrants, on the terms set forth in the Secured Notes.  In connection with the issuance of the Secured Notes, we entered into an amendment to our existing Security Agreement with the Investors to provide that our obligations under the Secured Notes are secured by a security interest and lien in all of our assets and the assets of our wholly-owned subsidiaries.

The Secured Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of November 29, 2013 or upon the occurrence of an Event of Default (as defined in the Secured Notes).  We may prepay the Secured Notes, in whole or in part, upon 5 calendar days prior written notice to the holders thereof.  Interest accrues on the Secured Notes at a rate of 8.0% per annum, payable in arrears on the date the Secured Notes are repaid or prepaid in full.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion of our financial condition and results of operations set forth below should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend,” “expect,” “may,” “will” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, statements relating to competition, management of growth, our strategy, future sales, future expenses and future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to us on the date of this Form 10-Q, and we assume no obligation to update any such forward-looking statements. Our actual results, performance and achievements could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in our Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future condensed consolidated financial position, results of operations or cash flows. Our fiscal year-end is December 31, and our fiscal quarters end on March 31, June 30 and September 30. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (or GAAP) in the U.S. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.

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

Results of Operations

The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Revenues

We derive our revenues through the sale of our ECOTRAX rail ties and STRUXURE building products including fully assembled construction and heavy equipment mats. Our current strategic focus is to continue (i) to advance the sale of our ECOTRAX rail ties, (ii) to create a broad-based market for our STRUXURE building products and (iii) to expand and improve our manufacturing processes to include the utilization of raw materials in a less processed stage, and therefore less expensive.

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

Having completed a number of commercially engineered-solution projects, we have been concentrating our activities on advancing from a proof-of-concept stage to a strategically focused, sales-oriented growth company. Over the past several years, our activities centered upon advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. We began introducing our ECOTRAX rail products to mass markets globally and, during the year ended December 31, 2011, we developed and began implementing a sales strategy for our STRUXURE building products to other public- and private-sector buyers which included a focus on the development of construction and heavy equipment mats where we have a solution that is lighter in weight, has stronger properties and a larger life cycle than competitive products on the market. Our strategic focus is on the continued growth of sales, within both the rail tie and the structural building products sectors, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

For the three months ended September 30, 2013 and 2012, we recognized revenue of $1.3 million and $0.8 million, respectively. Revenue from the sale of our ECOTRAX rail ties was $1.0 million and $0.7 million for the corresponding periods, respectively, with the remainder resulting from the sale of our STRUXURE composite structural building products. For the three months ended September 30, 2013 and 2012, approximately 53% and 73%, respectively of our revenues were to one Class 1 railroad customer pursuant to a three-year supply agreement. During the three months ended September 30, 2013 and 2012, we recognized revenue for the sale of approximately 6,800 and 5,900 rail ties, respectively for the customer’s maintenance program.

For the nine months ended September 30, 2013 and 2012, we recognized revenue of $4.5 million and $4.9 million, respectively. Revenue from the sale of our ECOTRAX rail ties was approximately $3.9 million and $4.4 million for the corresponding periods, respectively, with the remainder resulting from the sale of our STRUXURE composite structural building products. For the nine months ended September 30, 2013 and 2012, approximately 46% and 65%, respectively of our revenues were to one Class 1 railroad customer pursuant to a three-year supply agreement. During the nine months ended September 30, 2013 and 2012, we recognized revenue for the sale of approximately 20,900 and 32,200 rail ties, respectively for the customer’s maintenance program.

Based on sources and properties of certain raw materials we began using in the production of our rail ties during the year ended December 31, 2012, we delivered rail ties with improved properties to our Class 1 railroad customer. During the three months ended September 30, 2012, this customer notified us they wished to further evaluate these improved rail ties for use in their track maintenance programs. Although the ECOTRAX rail ties that we have supplied to this customer to date have met the specifications they required pursuant to the agreement, late in the year ended December 31, 2012 we halted production at our Texas facility which had been brought on line initially for the primary purpose of producing the ECOTRAX rail ties for this three-year supply agreement. During February 2013 we restarted production at our Texas facility and resumed delivery under the agreement. As disclosed in prior periods, this contract contains challenging pricing terms resulting in minimal gross margin, but it has provided us with a base to develop and expand our manufacturing capacity and processes.

To date, we have made the necessary investments in tooling, molds and other production equipment to run a maximum of three production lines which would be capable of producing $30 to $40 million in revenue of our ECOTRAX and STRUXURE products. Through September 30, 2013, this equipment was located at our Texas facility and our Pennsylvania contract manufacturer’s facilities. During the shutdown at our Texas facility in late-2012, we evaluated the feasibility, costs and benefits of replacing our existing subcontracted production model with a production model where we staff, manage and direct the manufacture of our products with our own employees, management and processes. Upon restart in February 2013, production within our Texas facility was under this new production model, whereby we leased the facility and certain equipment, initially on a month-to-month basis for use of the facility and the existing production equipment. During the three months ended September 30, 2013, we purchased the equipment we had been leasing and have begun the consolidation of our production within this facility.

During the three and nine months ended September 30, 2013, we shipped products to eight and 24 existing customers, respectively and to 12 and 33 new customers, respectively. Our ECOTRAX rail ties are currently in track test or undergoing purchase approval with leading passenger and freight lines in the following countries – Australia, Brazil, Chile, Mexico, New Zealand, Russia and Singapore as well as various other countries in Europe. We continue to expand the possibilities where our STRUXURE products may be beneficial when compared to traditional products such as vehicular bridges and pedestrian walk ways. In addition, we’ve engaged third-party fabricators to assemble our composite rail tie products into heavy equipment or construction mats. Historically, these mats have been constructed from traditional lumber. Our STRUXURE Mats can withstand the impact of heavy construction equipment and will last longer than traditional mats. Testing of our STRUXURE Mats with several oil and gas pipeline and other infrastructure contractors has proven successful and we continue to seek out other applications of this product concept. There can be no assurance that the results of these and other test orders or the approval processes currently underway for other orders will materialize into additional orders for our ECOTRAX rail ties. Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our STRUXURE composite structural building products.

Since the products produced utilizing our technology are new to the various markets and regions we’ve identified, we continue to work with various organizations to create the necessary specifications for use of our products. This is a time-consuming process and varies by product line and geographic region.

Cost of Sales and Operating Expenses

Costs of Sales

Our costs of sales are primarily comprised of the cost of raw materials and the costs and expenses associated with our manufacturing process and arrangements.  The price of the raw materials depends principally on the stage and source of the supply. To date, we’ve primarily purchased raw materials in various stages, from recycled plastic containers purchased in bulk, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material. But the less processed material requires additional costs to prepare it for production. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point.

Our current strategy to reduce our raw material costs includes broadening our raw materials sources and purchasing other low-cost, unprocessed materials, such as other scrap materials containing our specific raw materials from unique sources and recycled materials from municipal and other recycling collection sources. Previously, due to the limited amount of time and personnel we could devote to raw materials sourcing, we acquired our raw materials primarily from intermediaries, and purchased production-stage material, which resulted in the acquisition of raw materials at less-than favorable prices. But dealing in the recycled plastics market, whether through intermediaries or bulk purchases, we encountered and will continue to encounter increasing and decreasing prices typically seen in a commodities market. But since the cost of our raw materials is the single largest determinant of our costs of sales, we continue to (i) seek out agreements with sources of cheaper and less processed raw materials, while ensuring those materials meet or exceed our quality standards, (ii) evaluate and test our in-house preparation of the less-processed raw materials for use in our production streams, and (iii) expand our research and development effort of different raw materials which may provide a cost and/or performance advantage over existing materials.

Over the years, our manufacturing arrangements have allowed for the production of our products utilizing our manifolds, molds and controllers, but we continually evaluate the costs and benefits of our manufacturing arrangements. Our current manufacturing strategy strives to achieve as much production within a facility as possible to maximize the spread of the fixed and variable costs of production.

To date, our contract manufacturing arrangements have been structured under different requirements.  Our contract manufacturing arrangements have included situations where we’ve sourced, purchased and supplied the raw materials and paid a per pound manufacturing cost to them to produce the finished products. This contract manufacturing model, although expensive, provides flexibility in matching production to order flow without the investment in personnel, facilities and equipment. Through September 30, 2013, we operated this model with an early contract manufacturer and benefited through the flexibility it provided us.

In another situation, we contracted to purchase a finished product for a pre-determined cost plus any impact of changing raw material costs during the term of that arrangement. We employed this model initially at our Texas facility through a contract manufacturer. During the three months ended December 31, 2012 when the production at the Texas facility was halted pursuant to the request of our Class 1 railroad customer, this manufacturing arrangement was terminated. Upon the restart of manufacturing at that facility during February 2013, we initiated a new manufacturing arrangement and in addition to sourcing the raw materials for production, we provide the personnel to produce our products and lease the facility and equipment, initially under a month-to-month arrangement. Under this new manufacturing approach, we anticipate reducing the costs of our products by spreading our costs of production, such as the personnel costs, facility rental, and equipment maintenance and depreciation, over a larger volume of production by adding additional production lines. In addition, we have initiated the evaluation and testing of equipment, processes and the resulting raw materials for use in our production processes. We continually monitor our production capacity requirements and plan to adjust our production capacity as the need arises.

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

Our costs of sales of $1.2 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively resulted in gross margins of $83,517 and $12,929, respectively. These gross margins of 6.6% and 1.6%, respectively are a result of the fixed pricing impact of our three-year supply agreement with our Class 1 railroad customer. During the three months ended September 30, 2013, sales pursuant to that three-year supply agreement were 53% of our revenue compared to 73% in the corresponding quarter of the previous year. During the nine months ended September 30, 2013 and 2012, our costs of sales of $4.1 million and $4.8 million, respectively, resulted in gross margins of $387,266 and $64,155, or 8.5% and 1.3%, respectively. Sales to our Class 1 railroad customer pursuant to the three-year supply agreement represented 46% and 65% of our sales, respectively.

Because we remain in the early stages of commercial and production activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the price of raw materials, concurrent production activities, use of subcontractors and timing and mix of the sales and services.

Product Development, Quality Management and Excess Production Capacity.

Product development, quality management and excess production capacity expenses are incurred as we perform oversight of our manufacturing operations and relationships and include our ongoing evaluations of materials and processes for existing products, development of new products and processes, and the excess costs and expenses of our manufacturing processes not absorbed in the inventory produced during the period. Product development expenses typically include costs associated with the design and the required testing procedures associated with our existing production lines. In addition to our investment in both our product development efforts and insuring the products we produce meet the high quality specifications we have set, we work from time to time, with the scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products. Our production facility in Texas includes capacity for four production lines and ancillary equipment and related services. Since we operate at less than the capacity of the facility, the allocable costs of the facility to production has been adjusted accordingly and the excess costs are charged to product development.

Product development and quality management expenses were $213,526 and $320,137 for the three months ended September 30, 2013 and 2012, respectively and for the nine months ended September 30, 2013 and 2012 were $682,142 and $883,979, respectively. The costs of the excess capacity of our manufacturing facility for the three and nine months ended September 30, 2013 were $293,940 and 394,739, respectively. There were no such costs in the corresponding periods of the prior year as we were operating under a contract manufacturing arrangements. Our product development and quality management expenses may increase as we expand our efforts to innovate our manufacturing processes, enhance our product formulations, develop new innovative products, and expand the reach of our existing products. As our actual production approaches the capacity of our existing facility, our excess capacity costs and expenses should decrease.

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

Marketing and sales expenses decreased to $202,106 for the three months ended September 30, 2013 compared to $362,851 for the corresponding period in 2012. And during the nine months ended September 30, 2013 and 2012, marketing and sales expenses were $703,201 and $749,913, respectively. We anticipate our marketing and sales expenses to fluctuate as we continue the continued implementation of our standard setting, branding strategy and marketing efforts in support thereof.

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

General and administrative costs totaled $732,427 and $581,561 million for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, we incurred $2.2 million and $2.8 million, respectively in general and administrative expenses. We anticipate as we continue to grow our business, our general and administrative expenses will increase.

Depreciation and Amortization.

For the three and nine months ended September 30, 2013 and 2012, we recorded depreciation expense for manufacturing and production equipment as a charge to production. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses. Additionally, depreciation of certain of our office equipment and acquired software is charged general and administrative expenses.

Depreciation and amortization was $75,038, including $70,485 charged to production for the three months ended September 30, 2013, compared to $16,972, including $13,179 charged to production for the corresponding period of 2012. We depreciate our production equipment as it is utilized in producing our products. During the nine months ended September 30, 2013 and 2012, we incurred $147,605 and $90,163, respectively in depreciation expense of which $134,813 and $82,356, respectively was charged to production.

Other Expenses

Interest Expense.

Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the three months ended September 30, 2013 and 2012, was $190,318 and $108,395, respectively. During the nine months ended September 30, 2013 and 2012, we recognized $542,971 and $241,944, respectively. At September 30, 2013, we had an outstanding balance of $8.9 million of our 8% convertible promissory notes.

Amortization of Debt Discounts.

Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our convertible debt.

During the three months ended September 30, 2013, we recognized $132,497, and during the nine months ended September 30, 2013 and 2012, we recognized $414,525 and $373,553, respectively for the amortization of various convertible security discounts. During the three months ended September 30, 2012, amortization of debt discounts was immaterial. At the time of issuance, we recorded discounts on our convertible securities primarily due to the fair value of the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period.

At September 30, 2013, the unamortized discounts for our 8% convertible promissory notes were $1.8 million. This unamortized discount is being amortized to other expense over the five year lives of the underlying convertible promissory notes.

Change in Fair Value of Derivative Liabilities.

8% Convertible Promissory Notes – Conversion Option and Warrants. During the year ended December 31, 2012 and through September 30, 2013, we issued and sold $8.9 million of our 8% convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the initial fair values of the conversion options of $1.6 million on the dates of issuance, as a derivative liability and recognized the amounts as a discount of our 8% convertible promissory notes. The fair value of this derivative liability at September 30, 2013 was estimated to be $1.1 million. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized the decrease in fair value of $460,000 and $95,426 during the three and nine months ended September 30, 2013 as a change in fair value of this derivative liability which was recognized in our statements of operations. For the three and nine months ended September 30, 2012, we recognized the decrease in fair value of $262,932 in our statements of operations.

In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the initial fair value of the warrants to be approximately $692,460 on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our 8% convertible promissory notes. At September 30, 2013, we estimated the fair value of this derivative liability to be $270,000. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, we recognized the decrease in fair value of $270,000 and $199,151 during the three and nine months ended September 30, 2013 as a change in the fair value of this derivative liability which was recognized in our statements of operations. For the three and nine months ended September 30, 2012, we recognized the decrease in fair value of $127,888 in our statement of operations.

10% Convertible Preferred Stock Warrants. We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the nine months ended September 30, 2013, we recorded the increase in fair value of this derivative liability in our statement of operations of $40,641. During the three and nine months ended September 30, 2012, we recognized the decreases in fair value of $54,864 and $401,961, respectively in our statement of operations.

10% Convertible Debentures – Warrants. Effective January 14, 2011, we agreed to amend the terms of our 10% convertible debentures, which among other things extended the maturity dates and required us to issue warrants for each calendar month after the original maturity dates that these debentures remained outstanding. Since it was probable that we would issue these warrants, we calculated the fair value of the warrants and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability did not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability were immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations. During the nine months ended September 30, 2012, we recorded the decrease in fair value of the derivative liability of $13,309 in our statement of operations.

Revolving Credit Agreement – Conversion Option. During the year ended December 31, 2011, we entered into a revolving credit agreement which gave the holder the right to convert a portion of the outstanding debt into shares of our common stock. We recognized the fair value of this beneficial conversion feature as a derivative liability. During the three months ended June 30, 2012, this revolving credit agreement was terminated. During the nine months ended September 30, 2012, we recognized the decrease in fair value of the derivative liability of $113,271 in our statement of operations.

Income Taxes.

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2012. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2012 has been recorded.

Liquidity and Capital Resources

At September 30, 2013 we had $4.8 million in current assets and $3.6 million in current liabilities resulting in working capital of $1.2 million. This compares to working capital of $1.6 million as of December 31, 2012. Our working capital at September 30, 2013 includes $1.3 million in fair value of the derivative liabilities associated with our 8% convertible promissory notes (“8% Notes”). These derivative liabilities represent the estimated fair value of the conversion feature of the 8% Notes and the warrants issued in conjunction with the 8% Notes. If or when the 8% Notes convert, the fair value of the imbedded conversion feature will become zero. No use of working capital will be necessary to extinguish this liability. Likewise, if or when the note holders exercise their warrants to purchase shares of our common stock, the corresponding derivative liabilities will be valued at zero, and no use of working capital will have occurred.

We used $3.8 million and $4.3 million in our operating activities during the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, we purchased $1.2 million in property and equipment, primarily for the Texas facility. During the corresponding period in 2012, we added $1.0 million in property and equipment. We anticipate purchasing additional property and equipment as we continue to expand our manufacturing capacity.

During nine months ended September 30, 2013, we issued and sold to certain investors an aggregate principal amount of $1.8 million of our 8% Notes, due on the five year anniversary of the date of the 8% Notes. At September 30, 2013, we had aggregate principal of 8% Notes of $8.9 million. We may prepay the notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof and interest accrues at the rate of 8.0% per annum, payable during the first three years that the notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the notes. During the fourth and fifth years that the notes are outstanding, interest that accrues under the notes shall be payable in cash. In addition, we received $400,000 as an advance for additional 8% Notes issued and sold subsequent to September 30, 2013.

In April 2006, we commenced an action against a shareholder for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the nine months ended September 30, 2013, we received $3.1 million representing the disgorgement of the short-swing profits less legal fees. This amount was recorded as additional paid-in capital.

Pursuant to the terms of our 10% convertible preferred stock, the preferred stock may be redeemed for cash by the holder any time after the three-year anniversary from the initial purchase. We initially sold the preferred stock via several closings in March and April 2011. The aggregate stated value of 10% preferred stock outstanding at September 30, 2013 of $7.0 million may be redeemed beginning in March 2014. Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

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

At September 30, 2013, we had working capital of $1.2 million, cumulative face value of redeemable preferred stock and promissory notes of $15.9 million, a stockholders’ deficit of $9.5 million and accumulated losses of $39.4 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our 8% convertible promissory notes and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, during the three months ended September 30, 2013, we did not maintain effective internal control over financial reporting, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to the continual improvement of our financial organization, and we continue to adopt additional processes and procedures over financial reporting. If the issuance of any securities is contemplated, we consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such financial instruments may have prior to issuance. Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

In addition, we will continue to evaluate the need and costs to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.  As our operations are relatively small and we continue to have net cash losses each quarter, we do not anticipate being able to hire an appropriate level of internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. As necessary, we do engage consultants and will in the future in order to ensure proper accounting for our consolidated financial statements.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 15, 2013, the United States Supreme Court denied a petition for a writ of certiorari filed by the defendants in the legal proceeding described in Note 8 to our condensed consolidated financial statements included in this Form 10-Q. The defendants have exhausted all opportunities for judicial review of the District Court’s summary judgment and as a result, during the three months ended June 30, 2013, the District Court released the cash bond originally posted by the defendants and we received $3.1 million representing the disgorgement of the short-swing profits less legal fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During April 2013, we issued 266,954 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a value of $181,529.

During April 2013, we issued 252,639 shares of common stock as payment of our interest on our 8% convertible promissory notes, in lieu of cash, with a value of $171,795.

During May 2013, we issued 100,000 shares of common stock to a consultant. The shares of common stock had a fair value on the date of issuance of $61,000, which was charged to general and administrative expenses in our statement of operations upon issuance.

During July 2013, we issued 342,857 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $175,050.

During July 2013, we issued 369,040 shares of common stock as payment of our interest on our 8% convertible promissory notes, in lieu of cash, with a fair value on the date of issue of $188,210.

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

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: November 14, 2013	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: November 14, 2013	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

