Form 10-K
period 2013-12-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2014-04-10
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13111

Axion International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4005 All American Way, Zanesville, OH 43701

(Address of principal executive offices)

(740) 452-2500

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☐        No    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes     ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes     ☐    No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11,883,675 based on the last sale price of the Common Stock on June 30, 2013.

The number of shares outstanding of the registrant’s Common Stock, as of April 4, 2014 was 31,922,419.

PART I

Item 1.  Business

Overview

We are a green technology company, which through two business segments deliver tested, proven and superior green solutions to plastics manufacturers and infrastructure needs around the globe. Through Axion International, Inc., our engineered products business segment, we manufacture, market and sell ECOTRAX TM - our composite rail ties and STRUXURE TM - our structural building products, such as heavy- and light-equipment construction mats, boards, pilings, I-beams, and T-beams. Axion Recycled Plastics Incorporated, our reprocessed plastics business segment which was acquired by us in November 2013, repurposes waste plastics into re-useable plastic raw materials, which are sold to manufacturers or transferred to our engineered products facility for use in the production of our engineered products. Both our ECOTRAX and STRUXURE products are based upon patented technology and are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress (or creep resistant). Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, impervious to moisture, do not leach chemicals and are resistant to insects and rot. Our engineered products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete.

AXION INTERNATIONAL, INC. – Engineered Products Business SegmenT

Our ECOTRAX rail ties have been extensively tested, both domestically and internationally, and have garnered initial market acceptance, with in excess of several hundred thousand rail ties installed in track that were produced based on our unique formulations. We continue to receive a growing number of orders from an expanding customer base.

The strength and durability of our STRUXURE building products have been well documented through their initial use in the construction of three short-span bridges at Fort Bragg, North Carolina, designed to support the extreme tonnage requirements for armored military vehicles such as tanks, and two at Fort Eustis, Virginia, designed to support high-load railroad traffic. We have issued a standards guide, drafted by Parsons Brinkerhoff, for short-span bridges. Two short-span bridges within the U.S. highway system, one in Maine and one in Ohio, have been constructed based on this standards guide.

We have assembled our ECOTRAX composite rail ties into heavy equipment or construction mats. Historically, these mats have been constructed from traditional lumber. Our STRUXURE Mats can withstand the impact of heavy construction equipment and will last longer than the traditional mats. The STRUXURE Mats consist of solid seven-inch by nine-inch boards of various lengths that are bolted together using one inch or 1-1/4 inch galvanized carbon steel rods. Testing of our STRUXURE Mats with multiple oil and gas pipeline contractors has proven successful and we continue to raise awareness within this market. Other markets where we feel our products provide an advantage include golf courses, municipalities and parks and recreation departments for applications such as boardwalks, short-span light vehicular and pedestrian bridges and various applications within the marina sector.

The combination of the materials that are extruded which result in the products we sell is based upon patents which Rutgers University holds and which have been exclusively licensed to us for North and South America, the Caribbean, South Korea, Australia, Saudi Arabia, United Arab Emirates, Russia, Africa (except for South Africa) and China (where we are a co-licensee). There is one additional licensee of the patents with whom we work in cooperation within the territories not subject to our license, particularly in Europe, India, Southeast Asia and South Africa. Currently, we are the only manufacturer of ECOTRAX and STRUXURE products and work in collaboration with the other license holder. Under our license, we can grant sublicenses for territories and product applications that we may not exploit. From time to time, Rutgers expands the patent portfolio upon which our license is based, which serves to enhance our position in the market. Our association with Rutgers’ Center for Advanced Materials via Immiscible Polymer Processing provides us access to their scientists to provide timely research for the products and composition of products we desire to produce, thereby eliminating much of the cost associated with internal research and development (or R&D) efforts and reducing our overall R&D expenses.

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

We are currently marketing our products to both the U.S. domestic and international railroad industry, the U.S. military, and industrial engineering and contracting firms. Our current products consist of:

•	composite rail ties marketed under the brand name ECOTRAX; and

•	Heavy equipment construction mats, structural composite I-beams, T-beams, pilings along with tongue-and-groove planking and various sizes of boards, all marketed under the brand name STRUXURE.

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

The STRUXURE structural composite products, such as pilings, I-beams (patent pending), tongue-and-groove planking (patent pending) and other boards, are innovative products but have been in use for the past decade. In 2003, a predecessor licensee initially installed these products for a vehicular bridge over the Mullica River in the New Jersey Pine Barrens.   In addition, an earlier bridge construction project was successfully completed at Fort Leonard Wood, Missouri in 1998.  Based on a 2007 analysis performed by the U.S. Army Corps of Engineers, these bridges were determined to be as durable as they were when first installed and remarkably have required virtually no maintenance. In 2009, we supplied the materials for, and participated in, the installation of the first two structural composite bridges designed for use by military tanks. These bridges can support over 70 tons for track vehicles and over 85 tons for wheeled vehicles. In 2010, we again participated in a unique project, supplying the materials and helping in the design and build of two bridges. These bridges were developed for rail use and are specified to hold 130 tons. Both the tank and rail bridge projects were constructed almost entirely from our materials including pilings, pile caps, girders, decking, rail ties (where applicable), rub rails and railings. Recently two short-span bridges within the U.S. highway system, one in Maine and one in Ohio, have been constructed utilizing our STRUXURE building products, based on our recently released standards guide drafted by Parsons Brinkerhoff.

In addition, we have recently used our ECOTRAX composite rail ties in the assembly of STRUXURE Mats, our heavy equipment or construction mats. Historically, these mats have been assembled from traditional lumber. Our STRUXURE Mats can withstand the impact of heavy construction equipment and will last longer than the traditional mats. STRUXURE Mats consist of solid seven-inch by nine-inch boards of various lengths that are bolted together using one inch or 1-1/4 inch galvanized carbon steel rods. Standard five-piece STRUXURE Mats are 16, 18 or 20 feet long, 45 inches wide and seven inches tall. STRUXURE Mats can also be made 49 inches wide and nine inches tall. Our five-piece STRUXURE Mats are typically used for equipment that is over 80,000 pounds and up to 110,000 pounds, with either tires or tracks. The seven piece STRUXURE Mats can handle heavier equipment. Testing of our STRUXURE Mats with multiple oil and gas pipeline contractors has proven successful and we continue to raise awareness within this market.

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

Our two product lines are aimed at different markets, each of which presents unique opportunities.

•	Our ECOTRAX rail tie products are targeted primarily towards North American railroad customers who are expected to significantly increase capital expenditures in the next several years. Similar trends are expected to emerge outside of North America as a result of increased infrastructure spending by both foreign governments and transportation companies.

•	The potential applications for our STRUXURE building products are diverse and can provide solutions across multiple industries. Our intended client base is oil and gas pipeline supply companies, construction site management and supply companies, various Federal agencies, including the U.S. Department of Defense, as well as other local municipalities that look to rebuild public infrastructure, and managers of recreational spaces including, parks, golf courses and marinas.

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

•	According to the Policy & Economics Department of the Association of American Railroads (ARA), over the 24 year period from 1980-2003, Class I railroads spent more than $320 billion, a little more than $13 billion per year (approximately 44% of their operating revenue), on capital expenditures and maintenance expenses related to infrastructure and equipment.

•	The ARA estimates that, including the cost of maintenance, railroads in 2014 will spend roughly $26 billion in private investments in the nation’s rail infrastructure.

•	The Railway Tie Association estimates that the total number of rail ties sold was 20.4 million units in 2011, 20.9 million units in 2012, and 21.4 million units in 2013.

Structural Building Products

We currently market our STRUXURE building components for applications that are required to support heavy loads or withstand environmental conditions that generally result in higher maintenance and replacement costs. The success of our building products in the construction of pedestrian and heavy-load short-span bridges has been well documented. This is demonstrated by the incorporation of our products in the construction of several vehicular and heavy-load short-span bridges for the U.S. Department of Defense at Fort Leonard Wood, Missouri and Fort Bragg, North Carolina. These bridges have supported heavy armored vehicles, including tanks. (See Figure 1.1 below.) The U.S. Department of Defense’s evaluation of these structures resulted in a pronouncement that these bridges should last for 50 years with little maintenance, should be considered for current use by other Federal departments (including the U.S. Department of Transportation), and promote environmental goals.

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

We have assembled our ECOTRAX composite rail ties into equipment or construction mats. Historically, these mats have been constructed from traditional lumber. Our STRUXURE Mats can withstand the impact of heavy construction equipment of up to 110,000 pounds of both tire and tracks, and will last longer than traditional mats. Testing of our STRUXURE Mats with multiple oil and gas pipeline contractors has proven successful and we have begun to sell and ship truckload quantities. We continue to seek out other applications of this product concept.

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

Previously, we focused on establishing strategic engineering and sales relationships with both private and governmental organizations to advance market adoption. Early successes have included:

•	Completed a one-year in-track test with one of the largest mining companies in the world

•	Completed the first half of a one-year in-track test in South America with a major freight line

•	Completed our first boardwalk structure in the U.S.

•	Engineered, designed, and completed test for heavy construction equipment mats

•	Won a competitive contract to design and build longer, custom switch ties for a major rail system in the Northeast U.S.

•	Successfully completed lab testing of a composite rail tie based on specifications for one of the largest rail systems in Western Europe, in association with in-track testing in early 2013

•	Completed lab testing as well as in-track testing in Australia with a major freight and commuter rail line

•	Submitted documentation of composite rail tie specifications to the railway institute for several Eastern European countries

•	Provided structural building products for the construction of two short-span highway bridges in the U.S.

•	Pre-fabricated a bridge comprised of our structural building products designed to span 90 feet, which was shipped and installed in Scotland

•	Executed a distribution agreement with a major company for Australia and Eastern Asia

•	Received multiple initial and repeat orders from various domestic and international customers

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

International markets present several opportunities for us.  We are currently exploring business structures, including licensing or creating joint venture relationships. We intend to retain control of the licensing of our intellectual property and of the formulation and the manufacturing process we employ. We have had or are currently engaged in discussions with various parties and organizations within France, India, Indonesia, Mexico, Morocco, Russia, Singapore, South America, Thailand and Trinidad.

Manufacturing

Central to our initial business model, we did not own or operate the manufacturing facilities for the production of our engineered products as we believed that our outsourced contract manufacturing model provided us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers and minimize our capital requirements. During 2013 we continued to expand and focus on improving our gross margins, and based on our evaluation of the benefits of operating our own facility, from both a cost-benefit perspective as well as a quality control perspective, we leased and staffed a production facility in Texas which previously served as a contract manufacturing facility for us.

Our ECOTRAX and STRUXURE products have been manufactured at facilities in Pennsylvania and Texas. The production facilities were on direct industrial rail links or spurs, to allow for efficient product deliveries to customers and particularly to rail customers. Flatbed and container trucks are also used to transport our products. Because of the weather-resistant properties inherent in our products, we use outdoor storage extensively. These initial facilities supported the manufacture of large products and were involved in the recycling business and therefore met our requirements. Under those contract manufacturing arrangements, we designed and retained ownership of certain production equipment such as molds, manifolds or dies that were provided to our contract manufacturers during production runs.  All such production equipment is designed as component parts and can be transferred between facilities or used interchangeably in a plug-and-play system as production needs dictate. We continued the third-party contract manufacturing model into the second half of 2013 at our Pennsylvania facility. We purchased and provided the raw materials used in the production of our products, directly to our contract manufacturer and paid them a per-pound rate to produce our products. During the second half of 2013, we decided to terminate this manufacturing relationship and relocated all of our production to our facility in Texas.

At our Texas facility, prior to 2013, we purchased a finished product directly from the contract manufacturer. In late 2012, the contract manufacturer at this facility made a business decision to vacate the facility and cease producing our engineered products for us. In order to maintain production, in early 2013 we hired a production and quality workforce to continue to operate the facility and initially had and understanding with the owner of the facility that enabled us to continue to utilize the facility on a month-to-month basis until we entered into a more formal lease arrangement in late 2013. At the end of 2013, all of our production was at our leased facility in Texas. We anticipate that this business model will allow us to control costs of production and insure the manufacture of a quality product.

In addition, late in 2013, we acquired the business assets and operations of a plastic recycling company in order to eventually eliminate several steps in our raw materials procurement process to provide the necessary pounds of materials to produce our engineered products. At our Texas facility, we began to establish the equipment, systems, processes and sources to acquire and process our own raw materials for both our use in production of our engineered products, and as an additional revenue stream when sold as reprocessed plastic products to customers for their production needs. This is expected to result in lower costs of raw materials in addition to ensuring the quality of the stream of that raw material for our own production purposes.

Materials Supply

Our products are developed with the use of immiscible polymer blends which, when mixed and processed according to proprietary formulations, yield structural grade properties in the resulting product. Recycled plastic wastes materials are used to achieve the desired results.

The raw materials we utilize are widely available, and collected in most communities. Only a portion of the billions of pounds of recyclable-eligible materials generated each year are actually collected, and an even smaller percentage is actually used in recycled products. The raw materials can be sourced directly through municipal recycling facilities, major waste haulers, material grinders or recyclers, or brokers depending on the volume required. Recycled material prices are listed on a commodity-style basis in industry periodicals or on-line. As mentioned previously, late in 2013 we acquired a plastics recycling company with the capabilities to purchase directly from collection sites, and sort and process the collected materials into a reprocessed plastics flake or pellet. This would be the same flake or pellet we have sourced from brokers, in the past and continue to do so. Our plan is to utilize the experiences and know-how of our reprocessed plastics business to transfer this capability to sort, wash, grind and flake raw recycled plastics into a form our production processes require.

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

Rail Ties

Before we launched our current business, there were other companies in the composite rail tie industry, which demonstrated the enthusiasm of the railroad market for composites.  One particular company received an order for one million rail ties from a major freight carrier. However, this company experienced a number of quality control issues, a high rejection rate in the field and significant management turnover. Nevertheless, this company established the potential demand for composite rail ties by the rail industry. Another privately held rail tie manufacturer based in Florida remains active in the industry, but with limited production capacity and limited market penetration.  A Japanese company produces composite rail ties from virgin materials and, as a result, the company’s products are both more expensive and less environmentally friendly than our ECOTRAX products.

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

AXION RECYCLED PLASTICS INCORPORATED – REPROCESSED PLASTICS BUSINESS SEGMENT

On November 15, 2013, our subsidiary, Axion Recycled Plastics Incorporated an Ohio corporation recently formed as a wholly-owned subsidiary of Axion International, Inc., a Delaware corporation and our wholly-owned subsidiary, acquired substantially all of the assets from the operations of Y City Recycling LLC, an existing recycled plastics facility located in Zanesville, Ohio. As a complete plastics recycling operation, we sort, grind, wash, blend and pelletize plastics for ultimate sale or transfer to our customer and our engineered products segment. By acquiring this business, we believe we can grow our recycling capabilities, expand those capabilities to our Waco, Texas facility and more importantly we have eliminated several steps in our raw material supply chain, thereby adding stability to our raw material costs and enhancing our quality control over those raw materials.

Our reprocessed plastics business segment currently procures and recycles waste material containing raw materials, such as polypropylene (PP) and polyethylene (PE), as well as various engineering grades of plastic scrap. These polymers are reprocessed into resin pellets, which are sold to customers for use in a range of manufacturing industries, including automotive, packaging and consumer products and transferred to our engineered products business segment for use on our ECOTRAX and STRUXURE product lines.

Through this acquisition, we have gained additional experience in the plastics industry combined with their existing established feed streams of cheaper raw materials we have enhanced our vertical integration plan. We anticipate we will be able to leverage our reduced raw material cost to reduce the production costs of our Engineered Products or be able to sell to new and established customers desiring reprocessed raw materials for their own products or operations.

There is considerable and growing potential for recycled plastic materials, for manufacturing purposes, and the demand for recycling plastic waste to produce those materials. All projections indicate continued growth in use of plastic materials for consumer and industrial production. Although only a small portion of plastics are recycled today, plastic recycling continues to grow, partly through government mandates and partly through increased demand for recycled plastic materials. A significant percent of municipal solid waste is plastic, adding to the nation’s land-fill problem. Plastic waste disintegrates very slowly and is dangerous to incinerate, both for environmental reasons and for health reasons, which is leading to growing mandates against plastics incineration and land-filling.

Operationally, we believe our market opportunity to be strong and that we are well positioned to expand our Reprocessed Products business segment:

•	From our existing manufacturing facility in Zanesville, OH, we are positioned to service vendors and customers over a large regional area.

•	The recycled plastics industry is highly fragmented and we offer services for both post-consumer and post-industrial markets.

•	Our production facility has multiple granulating lines, wash lines, and several extrusion operating lines. These lines shred, grind, then wash, dry, pelletize and package six different types of plastic materials, for resale to manufacturers.

•	Our bottle sorting technology allows us to purchase material at a reduced cost, and expanding the streams of recycled materials we can use.

•	We purchase plastic waste from waste haulers, recyclers and land-fills; sell recycled plastic pellet that has been sorted by type and prepared for use as input to specific manufacturing processes of our customers, for production of a wide range of plastic products.

•	Recycled plastic materials compete against virgin resin plastic, with recycled plastic typically 40% cheaper than virgin resins. Additionally, the pricing of virgin resin plastic is closely linked to the commodity price of oil and natural gas, which has less of an impact on the pricing of recycled plastics.

•	Future growth may come from vertical integration and expansion by targeting corporations using existing relationships in grocery, food and beverage, automotive, and agriculture industries, as well as waste management companies and landfill operations.

•	We currently run three production shifts per day and are limited only by the availability of processing and manufacturing equipment.

Products

We currently reprocess a wide range of recycled plastic waste, received sorted and unsorted, from waste collectors and haulers, land-fill operations, and manufacturers, which include:

•	HDPE – Post Consumer Fractional Melt (Milk Jugs & Laundry Bottles)
•	HDPE – Post Industrial (Pallets, Bulk Boxes, Dunnage)
•	PP – Polypropylene (Packaging, Hangers)
•	PET – Post Consumer (Water & Soda Bottles)
•	TPO – Engineering Grade (Car Bumpers, Garden Hose, Roofing Membranes)
•	FPVC – Industrial (Garden Hose, Roofing Membranes)

Market Opportunity

Plastics are used by virtually every end-use segment of the economy, including packaging, medical, food and beverage, consumer electronics, recreational products, clothing and accessories, and kitchen appliances and goods. These plastic products are made typically from either virgin resin materials (e.g., plastic, usually in bead form, manufactured from petroleum and natural gas) or recycled plastics. Virgin resin has the advantage of being “pure” (e.g., never used before) and therefore in many cases more appropriate for food and beverage use, and for medical products. Recycled plastic, also usually sold in pellet or flake form, is derived from previous plastic uses, and sorted, ground, washed, dried, pelletized or flaked and packaged for sale to manufacturers. Virgin resin, whose price is tied closely to the price of petroleum and natural gas, is typically much more expensive than recycled plastics. Therefore, for many uses, especially the industrial markets, recycled plastics are greatly preferred over virgin resins.

The market for recycled plastic products is growing steadily, and currently includes polyethylene packaging and carrier bags; PVC pipes, flooring and window frames, building and insulation board, video and compact disc cases, fencing and decking, garden sheds, and a variety of automotive parts containers, to name only some of the categories.

According to year-end figures released by APC, 2011 North American sales of plastic resins were over 113 billion pounds, which was up 7% from the previous year, and is expected to continue to grow at an accelerated pace. China and the United States both led the way in terms of sales, primarily because of strong crude oil prices, the dynamic growth in manufacturing, and the expanded usage of recycled plastic resins.

The sale and distribution of products made from recycled resins includes:

•	Packaging – flexible packaging including bags and film; boxes and baskets; personal care packaging; pallets; crates; spools; reels; strapping; trays, and custom packaging.

•	Building and Construction – pipe, conduit, and fittings including pipelines, drainage and irrigation systems; plumbing fixtures; siding accessories, fascia, skirts for mobile homes; flooring; insulation materials; roofing materials; partitions; panels; agricultural film; doors; windows; steps; drainage down spouts; air support structures, and structural building products.

•	Consumer and Institutional – disposable food service ware including cups, dinnerware, tableware, kitchenware, drinking straws; luggage, buttons, hard hats, ice chests, flower boxes, credit cards, and footwear.

•	Exports – sale of all resin exported from North America, especially to industrial countries like China.

•	Transportation – motor vehicle parts, including auto, truck and bus bodies; parts for autos and trucks, including engines and electrical ignition systems; truck trailers and containers, including special purpose vehicles (i.e. fire truck) other than military. Also aircraft and parts; ships and boats; railroad equipment; motorcycles and bicycles; missiles and space vehicles; recreational vehicles, including golf carts.

•	Furniture and Furnishings – rigid furniture including household, case goods, dinettes, lawn/garden furniture, head boards, occasional pieces, also office, institutional, and school furniture; stadium seating; benches for public buildings; churches and restaurant furniture; store fixtures; counter tops; simulated wood; carpets, blinds; household portable lamps, furniture accessories.

•	Electrical & Electronics – home and industrial appliances, including washers and dryers, air conditioners, lighting fixtures (affixed), freezers and refrigerators; small appliances; radios, TVs, telephones, office machines; electric equipment including, electric power equipment, motors and controls, measuring and control equipment, lighting and wiring equipment, current-carrying equipment, non-current-carrying wire devices, pole line hardware; communications equipment; electronic components, including tubes, semi-conductors, capacitors, resistors, coils and transformers, magnetic tape and audio, printed circuits, records and tapes, X-ray equipment; batteries, wire and cable.

The U.S. plastic recycling market consists primarily of the sales of high density polyethylene (“HDPE”), polypropylene (“PP”), and Polyethylene Terephthalate (“PET”). The reprocessing and distribution of recycled plastic (“recycling”) is currently more than 113 billion pounds per year; manufacturing of plastic packaging is the majority usage for recycled plastic.

Historically, we have targeted the small/medium size companies that are located within the packaging industry as our targeted market for our reprocessed plastics. In addition, we have targeted consumer and institutional products manufacturers for the processing part of its business, as well as building and construction products producers. These three market segments combined account for a significant portion of all plastic resin used.

Market Trends. Strong demand for recycled plastics is working in the industry’s favor. Major users of plastic packaging, apparently responding to consumer desires, have begun incorporating at least some recycled plastic content in their products as part of the growing interest in recycling. Recycled resin demand is on the rise as prices for the two major recycled resins, PET and HDPE, continue to hold value or appreciate against their virgin counterparts.

Markets and uses of reprocessed plastics are rapidly expanding. Plastic containers are being collected at the curb for recycling in many communities, representing millions of households. U.S. demand for recycled plastics will continue to expand and new markets will develop as technologies permit the efficient segregation and reprocessing of high purity recycled plastic resins. Improved quality of recycled plastic resins, coupled with the environmental issues and higher prices for virgin resins, will contribute to growth of the reprocessed plastics.

The recycling industry expects to accelerate the rate of plastic recycling as part of its commitment to develop solutions to the solid waste problem. Industry analysts have projected that 50% of all containers will be recycled by the year 2014. More plastics will be recycled annually than any other recyclable material. We believe a significant answer to America’s waste problem lies in creating higher value, recycled materials and products manufactured from recycled plastics.

Market Drivers. The market for recycled plastic materials, to be used in plastics manufacturing, is driven by:

•	The continued and growing demand for products made from plastics, instead of wood or metal, due to their inherently superior properties, including waste, cleanliness, durability, tensile strength, and ability to mold;

•	The growing availability of plastic waste, as recycling becomes more prevalent;

•	The growing cost of virgin resin, as a function of petroleum and natural gas prices.

•	The growing movement toward environmentally friendly products.

Sales and Marketing

We seek business-to-business relationships with corporations in North America (including the United States, Canada, and Mexico) in the business of collecting and sorting plastic waste

Marketing Strategy. Our marketing strategy depends on several key characteristics: 1) green initiatives, 2) lower costs, 3) horizontal marketing, and 4) pre-existing industry connections. Instead of focusing entirely on one industry, our unique and environmentally friendly products match a wide range of needs throughout various industries. We approach each of these opportunities with value-added features sought by each customer, such as lower prices, contaminant resistant materials, and green technology. From food products to automobile manufacturing industries, each market sector remains poised to save money, satisfy environmental concerns, and accelerate shipping processes through our reprocessed plastic products.

Sales Channels and Distribution. We have an aggressive and creative promotional strategy intended to maximize our exposure to the target markets while emphasizing product superiority. We utilize the following methods and marketing strategies:

Sales Team: The sales team is key to the strategic advancement of our superior products throughout various industries. This team has deployed cold call, referral, and lead qualification marketing tactics aimed at providing information regarding the benefits of the products to potential customers.

Trade Shows: To demonstrate the many qualities of our products, we attend strategic trade shows which afford us the opportunity to develop further industry contacts while disseminating information regarding the products.

Brochures: All direct sales activities have involved the use of our promotional materials. This assists in the sales presentations.

Internet Marketing: We have a website which lists product information, contact information, and trade show dates. This website is search engine optimized and tracked for traffic to ensure continual attention to and adjustment of related advertisements. The website serves as the mainstay for all marketing activities.

Cause Marketing: Also called green marketing, we emphasize our use of environmentally friendly recycled materials which replace previous construction methods. This key advantage sets us and our customers apart from competitors by meeting today’s environmental challenges offering a green, sustainable solution for our customers.

Manufacturing

Our manufacturing process includes the following steps:

•	Receiving Department – All loads purchased received in a two-part process. First all inbound trucks are required to weigh heavy (full truck) and then light (empty truck) at a certified scale. Then all loads are received using a tare subtraction checklist to ensure we are only paying for plastic it can process and sell.

•	Prep-Department – All materials requiring preparation are processed by removing metal, paper or any other non-plastic materials. In addition, material type is sorted at this stage to insure materials are processed with like materials and not mixed.

•	Shred – This stage of the manufacturing process is taking large plastic parts and reducing them to approximately 1” inch chunks to maximize throughput on the granulating lines.

•	Grinding – This is the process in which material is reduced in size to the customer specified requirement. Normal process is 3/8” of an inch grain (flake) size. Material is continuously cut by rotating knives in the grinder until it reaches the 3/8” flake size to fit through the screen to be boxed.

•	Wash and Dry – This is the process of cleaning and separating the plastics from any unwanted materials. The density (specific gravity) of water is 1.0 g/cm3. LDPE, HDPE and PP have densities less than 1.0 g/cm3 and float in water, while other plastics (E.g. PET, PVC, and PS) with a density greater than 1.0 g/cm3 will sink. In addition, other contaminants such as paper, metal and dirt all sink allowing clean, dry HDPE to be captured.

•	Blending – The process of mixing two or more polymers, of the same or different grade/type, to create a homogenous blend to meet a customer’s raw material specification.

•	Pelletizing – This process is a critical part of future growth. Turning flake into pellet increases the value of the material by $0.10 per pound even though the recycled plastic raw material cost the same.

Supply Chain. Our supply of raw materials for reprocessing comes from a wide variety of sources. Suppliers range from large billion dollar waste management companies, automotive manufacturers, food and grocery distributors, to small local haulers that collect locally. The supply sources have been well established and continue to provide a steady supply of raw materials.

Competition

We participate with the businesses which are classified within the Standard Industrial Classification, under the Plastic Recycling sub-sectors of the broader industry (SIC 3089-9918 and 3089-0100, respectively). According to the market analysis firm, Dunn & Bradstreet, there are approximately 100 manufacturers of plastic recycling materials in the United States and combined, they create a $2.0 billion industry, employing an average of 69 people and having $20.5 million in annual sales.

Our direct competition comes from various manufacturers that enjoy a market in which they dominate the supply and can therefore charge higher prices. Furthermore, the market’s supply is from this wide variety of companies, but they are unable to meet the demand. Manufacturers requiring reprocessed plastics suffer from underproduction and long delivery times. We are positioned as a key player in the market by offering lower prices and better lead times.

Competitive Advantage. We believe our competitive advantage is our proximity to our target markets, including supplying reprocessed plastics to our engineered products business segment. In addition, we have garnered substantial industry knowledge, reputation and contacts in the recycling plastics sources and uses industry. Our managements’ direct experience has allowed us to identify this unique opportunity and put together the technology and sources to take advantage of it. Our reputation in specific market segments has resulted in long-term commitments for our production. The largest competitive advantage we can offer is a lower cost product. Currently, we are maximizing profitability by blending lower cost materials with market priced materials to achieve a specific grade of reprocessed plastic to generate the enhanced pricing from our customers. Through bottle sorting, we can lower our costs on reprocessed plastics, and providing lower cost recycled plastics to our Engineered Products business segment should enhance our consolidated profitability.

Value Proposition. In our vertically integrated environment, we have applied state-of-the-art recycling technology managed by substantial industry-specific expertise to create a competitive advantage for our customers. Our processes produce clean, cost-efficient, recycled plastic raw material for ourselves and our customer of high value-added products, thereby reducing costs and creating a clear pricing edge among our competitors. This includes our bottle sorting system which allows us to buy and process #1-7 bales at a reduced cost. Our blending capabilities give us the freedom to mix different grades of materials to achieve the specific customer’s specification at the lowest cost.

Critical Success Factors. Our current and future success relies on several factors:

•	Location – our facility, located in the center of the Midwest industrial belt, brings us close to sources of plastic waste and to manufacturers of plastic products sourcing plastic raw materials.

•	Efficient operations – we have developed cost-efficient operating procedures, maintained a rigorous cost control environment through processes and procedures, allowing us to produce reprocessed plastic products at low costs.

•	Aggressive pricing – we are able to price our reprocessed plastic products aggressively by maintaining efficient operating procedures and cost control, and by being able to purchase plastic waste at discount prices by using cash. Once bottle sorting equipment is in place allowing us to buy #1-7 bales at a much lower cost, our pricing structures will be the most competitive in the industry.

•	Relationships – we have developed strong working relationships, both with the sellers of plastic waste and the buyers of plastic raw materials.

EMPLOYEES

As of April 4, 2014, we had 120 full-time employees, including 101 employees in manufacturing and production, five in purchasing and other production-related administrative functions, six in sales and marketing and eight comprising our headquarters staff. We may continue to utilize temporary agency employees and consultants on an as-needed basis.

Item A.  Risk Factors

As a smaller reporting company, we are not required to provide risk factors. However, we have chosen to include the following risk factors.

Our independent registered public accountants have expressed that there is substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for the years ended December 31, 2013 and 2012, based on our significant operating losses and the requirement for external financing. Our financial statements do not include any adjustments that would result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

We have generated limited operating revenues. If we are unable to commercially manufacture higher volumes and sell our recycled structural plastic products, we will not be able to generate profits and we may be forced to curtail operations.

As of the date hereof, we have generated limited revenues. As a result, we have limited operating revenue and we anticipate that, for at least the near future, we will operate at a loss.  Our ultimate success will depend on our ability to commercially manufacture higher volumes and sell our recycled plastic products.  If we are unable to do so, we will not be able to generate profits and we may be forced to curtail operations.

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

We have substantial convertible debt outstanding which is due beginning in August 2017.

We have approximately $15.8 million in convertible debt outstanding with maturity dates beginning in August 2017. This debt obligation is secured by all of our assets. We may not have the capability to repay these obligations when they become due, and will either need to generate appropriate cash flows from operations, raise additional capital from other sources or negotiate with the debt holders to extend the maturity to allow us to commercialize our business plan and further generate the necessary capital for ultimate repayment. If we are unable to do this, we will be forced to curtail or cease operations.

We have substantial convertible preferred stock issued, containing a redemption feature by the holder any time after their three-year anniversary of the original purchase.

We have 10% convertible preferred stock with a face value of approximately $6.9 million outstanding. At the holder’s election, it may force the redemption of their 10% convertible preferred stock any time after the third anniversary of their original purchase. Currently, we do not have the resources to redeem these securities and we are prohibited from redeeming these securities under Colorado law. Then at such time as we no longer are such restricted, we will either need to generate appropriate cash flows from operations, raise additional capital from other sources or negotiate with the preferred stockholders to eliminate or postpone the redemptions.

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

Although earlier versions of our composite rail ties and structural building products, such as I-beams, T-beams, pilings and boards were sold by a predecessor licensee, our products are still relatively new to the marketplace. As a result, the claims regarding their attributes have not been fully validated in the marketplace through actual extended use.  Potential customers may be resistant to trying new products such as ours or, after actual use, may determine that our products do not meet their needs.  If our products do not receive market acceptance, our business, financial condition, results of operations, cash flows and prospects will be adversely affected.

From time to time, our business may rely on contract manufacturers. If one or more we engage do not meet our manufacturing requirements, our ability to manufacture and subsequently sell our products will be materially impaired.

During the year ended December 31, 2013, we decided not to engage contract manufacturers to produce our products and instead we leased a suitable facility, acquired and installed the necessary manufacturing equipment and hired and manage the personnel. Although we believe we will be able to control our production processes better and have a positive impact on costs, we have limited experience in managing our own production processes, and we may find that this may not be the case. If that should occur, our results would be impacted and could have a material adverse effect on our business.

In the past we had relied on third parties, from time to time, to manufacture our products. Consequently, we may be dependent on third parties for the manufacture of our products. There can be no assurance that we will obtain the requisite contract manufacturer or, once retained, that this or other manufacturers will be able to meet our manufacturing needs in a satisfactory and timely manner, or that we can obtain additional contract manufacturers when and if needed. Although we believe there are a number of potential manufacturers available, if we are unable to retain them quickly or cost effectively, our ability to manufacture and sell our products will be materially impaired. Our reliance on contract manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the manufacturing process, quality assurance, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements.

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

We compete with suppliers of traditional wood and concrete rail ties and building products and several composite product companies that offer products in the markets in which we sell our engineered products. Likewise, in the markets into which we sell our reprocessed plastics, we compete against many companies selling identical or similar products due to the commodity nature of those products. Many of our competitors and potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of plastic rail ties and structural building products or reprocessed plastics, similar or superior to our technology, which may result in our products becoming less competitive or obsolete. Competition from other companies may increase as advances in technology are made. We cannot guarantee that we will be able to compete successfully against these competitors in the future or that competition will not have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

If we were found to be infringing any third-party patents, we could be required to pay damages, alter our products or processes, obtain licenses or cease certain activities. We cannot be certain that if we are required to obtain licenses for patents held by third-parties that they would be made available on terms acceptable to us or them, if at all.

Environmental liabilities and environmental regulations may have an adverse effect on our business.

Our current operations, and those of our potential contract manufacturers, are subject to various federal, state and foreign environmental laws and regulations. Environmental laws and regulations change regularly and we may become subject to increasingly stringent environmental standards in the future, particularly with respect to standards related to climate change issues, such as reporting of greenhouse gas emissions. In addition, we and our potential contract manufacturers are required to comply with environmental laws and the terms and conditions of multiple environmental permits. Failure to comply with these laws or permits could result in fines and penalties, interruption of manufacturing operations, or the need to install pollution-control equipment that could be costly.

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

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, formal procedures and segregation of duties necessary to ensure that adequate review of our financial statements and notes thereto is performed, and lacking the appropriate technical resources to properly evaluate complex debt and equity transactions in accordance with generally accepted accounting principles, have concluded that our internal control over financial reporting was not effective as of December 31, 2013. These material weaknesses and our remediation plans are described further in Item 9A. Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

During the year ended December 31, 2013, we have continued the review, development and implementation of processes, procedures and controls over our financial reporting practices to provide the appropriate level of segregation of responsibilities and oversight.

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

We have outstanding options, warrants, convertible debt and convertible preferred stock that, when exercised or converted, could result in the issuance of up to approximately 99.9 million additional shares of common stock. In addition, our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. To the extent that outstanding options, warrants, convertible debt or convertible preferred stock are exercised or converted, these shares will represent a dilution to the existing shareholders.  The preferred stock could hold dividend priority and a liquidation preference over shares of our common stock. Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we have issued or may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

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

We will require additional financing in the future. We are authorized to issue 250 million shares of common stock and 2,500,000 shares of preferred stock. Such securities may be issued without the approval or consent of our stockholders. The issuance of our equity securities in connection with a future financing will result in a decrease of our current stockholders’ percentage ownership.

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

Our shares are subject to the Penny Stock Reform Act of 1990 which may potentially decrease the ability to easily transfer our shares. Broker-dealer practices in connection with transactions in penny stocks” are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules.

We currently do not intend to pay dividends on our common stock and consequently the only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Consequently, the only opportunity to achieve a return on your investment in our common stock will be if the market price of our common stock appreciates.

Item 2. Properties

We own no real property.

During the year ended December 31, 2013, we entered into an assignment of the original lease for our recycled plastics processes facility, effective November 15, 2013 at a monthly lease payment of $25,750. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. This facility also serves as our corporate headquarters.

During the year ended December 31, 2013, we entered into a month-to-month lease for our production facility in Waco, Texas. Effective September 1, 2013, we signed a ten year lease for that facility which provides five additional five-year extensions. Monthly rent expense for the first year of the lease is $21,875. The lease includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 35-year term of the initial lease plus all extensions.

We lease office space in New Providence, New Jersey which previously served as our corporate headquarters, pursuant to a one-year extension of our prior three-year lease agreement for monthly lease payments of approximately $3,800. The lease expires on October 31, 2014.

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

PART II.

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2013, there were approximately 1,200 registered holders of our common stock, and there were 31,168,905 shares of our common stock outstanding.  Our common stock has been traded on the OTC Bulletin Board since June 1, 2007.  From June 1, 2007 to August 3, 2008, our common stock was traded under the symbol “ANLT,” and then following the name change of our Company, since August 4, 2008, the date of the reverse split of our Common Stock, our common stock has been traded under the symbol “AXIH.”  From April 3, 2007 until June 11, 2007, our common stock was traded on the OTC Pink Sheets.  Prior to April 3, 2007, our common stock was traded on the NASDAQ Capital Market. The following table sets forth the high and low bid quotations for our common stock (on a post-reverse split basis) as reported on the OTC Bulletin Board by quarter during each of our last two fiscal years.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2013:
First quarter	$0.75	$0.36
Second quarter	0.73	0.43
Third quarter	0.57	0.42
Fourth quarter	1.43	0.45

Year Ended December 31, 2012:
First quarter	$0.98	$0.56
Second quarter	0.65	0.35
Third quarter	0.50	0.28
Fourth quarter	0.45	0.28

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

Equity Compensation Plan Information

See page 41 for a discussion of Axion’s equity compensation plans.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2013 that have not previously been disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2013.

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

Overview

Axion International Holdings, Inc. (“Holdings”) was formed in 1981 under the name Analytical Surveys, Inc.   In November 2007, Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  On March 20, 2008 Holdings consummated the merger of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. The Merger has been accounted for as a reverse merger in the form of a recapitalization with Axion as the successor.

During the year ended December 31, 2013, Axion Recycled Plastics Incorporated, an Ohio corporation and a newly created direct wholly-owned subsidiary of Axion (“Axion Recycled Plastics”) was established to purchase the certain tangible and intangible assets of a plastics recycling company during November 2013. The amount of revenue and loss from operations of the acquired business included in our consolidated statement of operations for the year ended December 31, 2013 was approximately $711,400 and $1.0 million, respectively. See note 4 in our notes to consolidated financial statements.

We are a green technology company, which through two business segments deliver tested, proven and superior green solutions to plastics manufacturers and infrastructure needs around the globe. Through Axion, our engineered products business segment, we manufacture, market and sell ECOTRAX TM - our composite rail ties and STRUXURE TM - our structural building products, such as heavy- and light-equipment construction mats, boards, pilings, I-beams, and T-beams. Axion Recycled Plastics, our reprocessed plastics business segment, repurposes waste plastics into re-useable plastic raw materials, which are sold to manufactures or transferred to our engineered products facility for use in the production of our engineered products. Both our ECOTRAX and STRUXURE products are based upon patented technology and are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress (or creep resistant). Our engineered products, manufactured through an extrusion process, are eco-friendly, non-corrosive, impervious to moisture, does not leach chemicals and are resistant to insects and rot. Our engineered products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete.

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

Use of Estimates .

The preparation of the our financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including fair values of acquired tangible and intangible assets in a business combination, valuation allowances for receivables and deferred income tax assets, derivative liabilities, stock-based compensation as well as the reported amounts of expenses during the reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

Revenue Recognition.

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

Comparison of Years Ended December 31, 2013 and 2012

Revenues

We derive our revenues through the sale of our ECOTRAX rail ties, STRUXURE building products and reprocessed plastics. Our strategic focus is to continue to expand the sales of our reprocessed plastics and ECOTRAX rail ties and to create a broad-based market for our STRUXURE building products. We have been undertaking strategic initiatives, including the ongoing development and deployment of guidance materials, such as supporting documentation, research and other publications of the structural properties and performance of our products, with the goal to educate engineers, developers and others who might use our products in projects for their clients, as well as potential customers.

Having completed a number of commercially engineered solution projects prior to 2011, we began concentrating our activities on advancing from proof-of-concept stage to a strategically focused, sales-oriented growth company. Over the past several years, our activities centered upon advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our ECOTRAX rail products to mass markets globally and, during the year ended December 31, 2011, we developed and began implementing a sales strategy for our STRUXURE building products to other public- and private-sector buyers. During the year ended December 31, 2013, through our acquisition of a plastics recycling business, we have simultaneously increased our revenue opportunities through the sale of our reprocessed plastics and we have added a potentially less expensive and consistent source of raw materials for our engineered products. Our strategic focus is on the continued growth of sales, within products segments, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

For the years ended December 31, 2013 and 2012, we recognized revenue of $6.6 million and $5.3 million, respectively, of which $5.9 million and $5.3 million, respectively was attributable to our engineered products segment and the remainder for 2013 of $0.7 million was attributable to our reprocessed plastics segment. For the years ended December 31, 2013 and 2012, the revenue recognized from our engineered products segment attributable to the sales of our ECOTRAX rail ties was $5.3 million and $4.6 million, respectively with the remainder resulting from the sales of our STRUXURE composite structural building products.

For the years ended December 31, 2013 and 2012, 58% and 69%, respectively of our ECOTRAX sales were to one Class 1 railroad customer pursuant to a three-year supply agreement. Over the term of this supply agreement, we have recognized $8.2 million of revenue, representing approximately 83,300 rail ties. This three-year supply agreement will be completed during the first half of the year ended December 31, 2014 and we continue our discussion with this customer.

Through December 31, 2013, we have made the necessary investments in tooling, molds and other production equipment to run a maximum of three production lines which would be capable of producing up to $50 million in annual revenue of our ECOTRAX and STRUXURE products. At December 31, 2013, substantially all of this equipment is located at our Waco, Texas facility.

During the year ended December 31, 2013, we continued to receive repeat orders from existing customers in addition to orders for our ECOTRAX rail ties and STRUXURE building products from new customers. We shipped engineered products to forty new customers during the year ended December 31, 2013. Our ECOTRAX rail ties are currently in track test or undergoing purchase approval with leading passenger and freight lines in the following countries – Australia, Brazil, Chile, Mexico, New Zealand, Russia and Singapore as well as various other countries in Europe. We continue to expand the possibilities where our STRUXURE products may be beneficial when compared to traditional products. There can be no assurance that the results of these and other test orders or the approval processes currently underway for other orders will materialize into additional orders for our ECOTRAX rail ties. Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our STRUXURE composite structural building products.

With the acquisition of the plastics recycling business, we have continued selling reprocessed plastics to existing customers and have initiated internal review and testing necessary to determine our most profitable reprocessed products to focus our resources on and the identification of additional sources of raw materials. In addition, we have begun to install the equipment, processes and procedures required to establish our reprocessed plastics capabilities in our Waco, Texas facility.

Since the products produced utilizing our technology are new to the various markets and regions we have identified, we continue to work with various organizations to create the necessary specifications for use of our products. This is a time-consuming process and varies by product line and geographic region.

Costs of Sales and Operating Expenses

Costs of Sales - Production

For both our engineered products and reprocessed products segments, our costs of sales are primarily comprised of the cost of raw materials and the costs and expenses associated with our manufacturing and production efforts.  The price of the raw materials depends principally on the stage and source of the supply. Historically, within our engineered products segment, we purchase the raw materials in various stages, from recycled plastic containers purchased in bulk, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material. But the less processed material requires additional costs to prepare it for production. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point. For our reprocessed plastics segment, our focus is on purchasing raw materials in bulk, unprocessed since the value added by our reprocessed plastics segment is in the process of turning that recycled waste into processed raw materials.

Our strategy to reduce our raw material costs includes broadening our raw materials sources and purchasing other low-cost, unprocessed materials, such as other scrap materials containing specific raw materials from unique sources and recycled materials from municipal and other recycling collection sources. Previously, due to the limited amount of time and personnel we could devote to raw materials sourcing, we acquired our raw materials primarily from intermediaries, and purchased production-stage material, which resulted in the acquisition of raw materials at less-than favorable prices. Dealing in the recycled plastics market, whether through intermediaries or our own bulk purchases, we will continue to encounter increasing and decreasing prices typically seen in a commodities market. But since the cost of our raw materials is the single largest determinant of our costs of sales in our engineered products segment, we continue to seek out (i) expand our own recycled plastics processing capabilities (ii) agreements with sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards as well as (iii) continue to expand our research and development effort of different raw materials which may provide a cost and/or performance advantage over existing materials. We are continuing to take steps to reduce our production costs and expenses, while increasing capacity, as necessary.

Central to our initial business model, we did not own or operate the manufacturing facilities for the production of our engineered products as we believed that our outsourced contract manufacturing model provided us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers and minimize our capital requirements. During 2013 we continued to expand and focus on improving our gross margins, and based on our evaluation of the benefits of operating our own facility, from both a cost-benefit perspective as well as a quality control perspective, we leased and staffed a production facility in Texas which previously served as a contract manufacturing facility for us.

Our ECOTRAX and STRUXURE products have been manufactured at facilities in Pennsylvania and Texas. The production facilities were on direct industrial rail links or spurs, to allow for efficient product deliveries to customers and particularly to rail customers. Flatbed and container trucks are also used to transport our products. Because of the weather-resistant properties inherent in our products, we use outdoor storage extensively. These initial facilities supported the manufacture of large products and were involved in the recycling business and therefore met our requirements. Under those contract manufacturing arrangements, we designed and retained ownership of certain production equipment such as molds, manifolds or dies that were provided to our contract manufacturers during production runs.  All such production equipment is designed as component parts and can be transferred between facilities or used interchangeably in a plug-and-play system as production needs dictate. We continued the third-party contract manufacturing model into the second half of 2013 at our Pennsylvania facility. We purchased and provided the raw materials used in the production of our products, directly to our contract manufacturer and paid them a per-pound rate to produce our products. During the second half of 2013, we decided to terminate this manufacturing relationship and relocate all of our production to our facility in Texas.

At our Texas facility, prior to 2013, we purchased a finished product directly from the contract manufacturer. In late 2012, the contract manufacturer at this facility made a business decision to vacate the facility and cease producing our engineered products for us. In order to maintain production, in early 2013 we hired a production and quality workforce to continue to operate the facility and initially had an understanding with the owner of the facility that enabled us to continue to utilize the facility on a month-to-month basis until we entered into a more formal lease arrangement in late 2013. At the end of 2013, all of our production was at our leased facility in Texas. We anticipate that this business model will allow us to control costs of production and insure the manufacture of a quality product.

In addition, late in 2013, we acquired the business assets and operations of a plastic recycling company in order to eventually eliminate several steps in our raw materials procurement process to provide the necessary pounds of materials to produce our engineered products. Subsequent to December 31, 2013, we began to establish the equipment, systems, processes and sources to acquire and process our own raw materials for both our use in production of our engineered products, and as an additional revenue stream when sold as reprocessed plastic products to customers for their production needs. This is expected to result in lower costs of raw materials in addition to ensuring the quality of the stream of that raw material for our own production purposes.

Costs of Sales - Start-up and Excess Capacity

During the year ended December 31, 2013, we initiated production of our engineered products at a facility we leased, staffed and managed, in Waco, Texas. As a substantial portion of the production and ancillary equipment required reconfiguration, maintenance and/or other start-up efforts, certain of the costs of personnel along with expenses incurred for the aforementioned activities were charged to costs of sales - start-up as they relate to the start-up of the facility under our control. This production facility includes capacity for approximately four production lines and ancillary equipment and related services. Since during the year ended December 31, 2013, we operated at less than the capacity of the facility, the allocable costs of this excess capacity of the facility has been charged to costs of sales - excess capacity.

During the year ended December 31, 2013, we charged to operating expenses approximately $816,100 relating to costs and expenses incurred in the start-up of the Waco, Texas facility and the costs to provide production capacity for our engineered products in excess of the volume of production realized. Since we operated under the third-party contract manufacturing arrangement during the year ended December 31, 2012, we did not encounter this situation.

Costs of Sales - Combined

Total costs of sales amounted to $7.3 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively, resulting in gross margin (loss) of approximately ($659,400) and $194,400, respectively and are a result of the impact of the reprocessed plastics segment costs of sales, the fixed pricing impact of our three-year supply agreement within our engineered products segment and still being in the early stages of our manufacturing and commercial activities and included, among other factors, inefficient manufacturing processes and methods and additional costs and expenses incurred to fulfill certain orders. Due to the nature of the reprocessed plastics segment requiring higher volume of production than we were able to achieve in the relatively short period post-acquisition, substantial negative margins were recognized for the year ended December 31, 2013.

Because we are in the early stages of commercial activities, cost of sales may not be indicative of cost of sales in the future, which may vary significantly and are highly dependent on the price of raw materials, concurrent production activities and timing and mix of the sales and services.

Product Development and Quality Management.

Product development and quality management expenses are incurred as we perform oversight of our own and previously, our contract manufacturing relationships and ongoing evaluations of materials and processes for existing engineered products, as well as the development of new products and processes. Such expenses typically include costs associated with the design and the required testing procedures associated with our two product lines – ECOTRAX and STRUXURE. In addition to our investment in both our product development efforts and insuring the products we produce meet the high quality specifications we have set, we continue to work with the scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products.

Product development and quality management expenses were $1.6 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. This increase reflects managing our own manufacturing processes, enhancing our product formulations, developing new innovative products, and expanding the reach of our existing engineered products.

Marketing and Sales.

Expenses related to marketing and sales consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, advertising, trade shows and related travel and the effect of the minimum royalty required under our licensing agreements for certain engineered products. We have increased our marketing and sales effort and anticipate incurring significant marketing and sales expenses in the future. The strategy we employ in reaching out to our target markets-whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by sub-licensing our technology to others-will have a significant effect on our marketing and sales expenses.

Marketing and sales expenses were $0.9 million for the year ended December 31, 2013 compared to $1.0 million for the year ended December 31, 2012. The slight decrease was primarily due to less effort in the development and implementation of our branding strategy and marketing efforts as this had been a focus during the year ended December 31, 2012. For the year ended December 31, 2013, the marketing and sales expenses associated with our reprocessed plastics segment were immaterial and primarily associated with personnel costs.

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

General and administrative costs totaled approximately $4.2 million and $3.8 million for the years ended December 31, 2013 and 2012, respectively. This increase was a result of the impacted of an increase in personnel and expenses within our new reprocessed plastics segment. For the years ended December 31, 2013 and 2012, our engineered products segment contributed $3.6 million in these expenses compared to $3.8 million for the year ended December 31, 2012 and the reprocessed plastics segment contributed $0.6 million for the current year.

During the years ended December 31, 2013 and 2012, we recorded $0.7 million for both years, in share-based compensation charges related to the fair value of the issuances of shares of our common stock, options or warrants providing the right to purchase shares of our common stock at a predetermined price, in the future. Historically, we issued shares of common stock or options to purchase our common stock, in lieu of cash payments in connection with a licensing agreement, commitment fees for financing transactions, compensation for our directors, officers and employees, as well as to several consultants.

Depreciation and Amortization.

For the years ended December 31, 2013 and 2012, we recorded depreciation expense for manufacturing and production equipment as a charge to production. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses.

Depreciation and amortization totaled approximately $319,200 and $108,600, including approximately $256,900 and $96,000 charged to production in the years ended December 31, 2013 and 2012, respectively with the remaining depreciation and amortization being charged to operating expenses. As the investment in molds and other production equipment, including the production equipment acquired pursuant to our acquisition of the plastics recycling business, increased during the year ended December 31, 2013, depreciation expense increased.

Other Expenses

Interest Expense.

Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the years ended December 31, 2013 and 2012, was approximately $808,100 and $377,000, respectively, and represented the contractual interest rates payable on our debt obligations. During the years ended December 31, 2013 and 2012, we sold $6.0 million and $7.1 million of our 8% convertible promissory notes for which we incurred interest of $0.8 million and $0.3 million, respectively. The balance of interest expense is related to interest on several other debt obligations.

Amortization of Debt Discounts.

Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our debt.

During the years ended December 31, 2013 and 2012, we recognized $0.7 million and $0.5 million, respectively, for the amortization of various debt discounts. At the time of issuance, we recorded discounts on our debt securities primarily due to the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period. For the years ended December 31, 2013 and 2012 the amortization primarily related to the discounts associated with our 8% convertible promissory notes.

At December 31, 2013, the unamortized discounts for our convertible securities were approximately $2.2 million, primarily associated with our 8% convertible promissory notes. This unamortized discount will be expensed over the five year lives of the underlying convertible promissory notes.

Change in Fair Value of Derivative Liabilities.

During the years ended December 31, 2013 and 2012, we issued and sold $6.0 million and $7.1 million, respectively of our 8% convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of the conversion options on the dates of issuance as a derivative liability and recognized that amount as a discount of our 8% convertible promissory notes. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized a loss of $10.9 million and a gain of approximately $415,700 during the years ended December 31, 2013 and 2012, respectively as a change in fair value of this derivative liability which was recognized in our statements of operations. The fair value of this derivative liability at December 31, 2013 was estimated to be $12.4 million. In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our 8% convertible promissory notes. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, we recognized a loss of $4.2 million and a gain of approximately $223,300 during the years ended December 31, 2013 and 2012, respectively as a change in the fair value of this derivative liability which was recognized in our statements of operations. At December 31, 2012, we estimated the fair value of this derivative to be $4.8 million.

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the years ended December 31, 2013 and 2012, we recorded the change in fair value of this derivative liability in our statement of operations of a loss of approximately $214,500 and a gain of approximately $405,800,respectively.

During the year ended December 31, 2011, we agreed to amend the terms of our 10% convertible debentures, which among other things extended the maturity dates and required us to issue warrants for each calendar month after the original maturity dates that these debentures remained outstanding. Since it was probable that we would issue these warrants, we calculated the fair value of the warrants and recorded a derivative liability of approximately $797,200 on the date of amendment and recognized the amount as a loss in our statement of operations. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, changes in the fair value of the derivative liability are immediately recognized in earnings and classified as a gain or loss from change in fair value in the statements of operations. During the year ended December 31, 2012, we recorded a gain in our statement of operations representing the change in fair value of approximately $13,300. For the year ended December 31, 2012, upon issuance, the fair value of the warrants was credited to common stock in the amounts of approximately $57,000. There were no corresponding transactions for the year ended December 31, 2013.

During the year ended December 31, 2011, we entered into a revolving credit agreement which was terminated during the year ended December 31, 2012, which gave the holder the right to convert a portion of the outstanding debt into shares of our common stock. We recognized the fair value of this beneficial conversion feature and during the year ended December 31, 2012 we recognized a gain representing the change in fair value of approximately $113,300 in our statement of operations. There were no corresponding transactions for the year ended December 31, 2013.

Income Taxes.

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2013. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2013 has been recorded.

Liquidity and Capital Resources

At December 31, 2013 we had $6.0 million in current assets and $20.2 million in current liabilities resulting in working capital deficit of $14.1 million. This compares to working capital of $1.6 million as of December 31, 2012. Recorded as a current liability, our derivative liabilities associated with our 8% convertible promissory notes at December 31, 2013 totaled $17.2 million. Since the satisfaction of this balance will not require the use of working capital, without this current liability included in the working capital calculation, our working capital at December 31, 2013 would be $3.0 million. In addition, our 10% convertible preferred stock, shown as temporary equity on our balance sheet at December 31, 2013 in the amount of $6.7 million, net of discount ($6.9 million at face value) are redeemable at the option of the preferred shareholder beginning in 2014.

We used $7.2 million and $6.2 million in our operating activities during the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2012, as we increased our capacity to produce more finished products, our inventory had increased by $1.5 million.

Our net loss for the year ended December 31, 2013 of $24.2 million included the significant impact of several non-cash charges including the effect of the change in fair value of the derivative liabilities associated with our 8% convertible promissory notes. This charge was $15.1 million in our consolidated statement of operations.

To increase production capacity, we purchased equipment of $1.8 million and $1.1 million during the years ended December 31, 2013 and 2012, respectively. We anticipate purchasing additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. An extrusion line for our engineered products manufacturing business, typically costs upwards of $1.0 million, including installation and auxiliary parts and equipment. These purchases may be financed with working capital, if available or through additional debt.

In addition, during the year ended December 31, 2013, we incurred a cash outflow of $6.0 million related to the acquisition of a recycling business which included $1.5 million of existing working capital and the proceeds of $4.5 million in bank term loans.

  During years ended December 31, 2013 and 2012, we issued and sold to certain investors an aggregate principal amount of $6.0 million and $7.1 million, respectively of our 8% convertible promissory notes. We may prepay the notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the notes at a rate of 8.0% per annum, payable during the first three years that the notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the notes. During the fourth and fifth years that the notes are outstanding, interest that accrues under the notes shall be payable in cash.

We entered into a revolving credit agreement and borrowed $2.0 million during the year ended December 31, 2013, which remains outstanding at December 31, 2013. These funds were used to support our working capital needs.

Pursuant to our April 2006 action against a shareholder for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2013, we received $3.1 million representing the disgorgement of the short-swing profits less legal fees. This amount was recorded as additional paid-in capital.

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

At December 31, 2013, we had $6.9 million of our 10% convertible preferred stock outstanding which may be redeemed by the holder beginning in 2014. Even though we have initiated discussions with our 10% convertible preferred shareholders, our ability to redeem our convertible preferred stock when, and if, redeemed by the holders, pay principal and interest on our 8% convertible promissory notes, which mature beginning in 2017, and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At December 31, 2013, we had a working capital deficit of $14.1 million, cumulative face value of redeemable preferred stock and various debt instruments of $26.9 million, a stockholders’ deficit of $28.8 million and have accumulated losses to date of $59.3 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our 8% convertible promissory notes and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Our independent registered public accountants issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for the years ended December 31, 2013 and 2012, based on the significant operating losses and a lack of external financing.  Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty.

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

N/A

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that our disclosure controls and procedures were ineffective as of December 31, 2013 due to the material weaknesses that exist in our internal control over financial reporting, more fully described below.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2013, we did not maintain effective internal control over financial reporting, based on criteria issued by COSO. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages, as of April 4, 2014, of all of our current directors and executive officers along with their current positions.  All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.

Name	Age	Position
Thomas Bowersox	67	Secretary and Director
Claude Brown	52	Chief Operating & Technology Officer
Donald Fallon	59	Chief Financial Officer and Treasurer
Anthony Hatch	54	Director
Dr. Allen Hershkowitz	59	Director
Perry Jacobson	54	Chairman, Board of Directors
Allen Kronstadt	61	Director
Steven Silverman	49	President, Chief Executive Officer and Director

The principal occupations of and certain other information about each of our executive officers and directors are as follows:

Thomas Bowersox, CPA. Mr. Bowersox was appointed to our board of directors effective September 11, 2012, pursuant to the Note Purchase Agreement dated August 24, 2012, among the Company, Samuel Rose, MLTM Lending, LLC, Allen Kronstadt, and certain other investors. Mr. Bowersox is also a member of our audit committee and effective March 14, 2014 was appointed Corporate Secretary by our board of directors. Since 1997, Tom Bowersox has been a Principal with Shreve Bowersox, P.C. in Bethesda, Maryland, which provides quality, personalized financial and management services tailored to the sophisticated needs of high wealth individuals and growing entrepreneurial businesses. He has also served as chief financial officer of Lerner Companies and Washington Real Estate Investment Trust. Mr. Bowersox serves as director of privately-held Carl M. Freeman Companies since 2012. Mr. Bowersox received his B.S. in Accounting from the University of Kentucky.

Claude Brown. Mr. Brown was appointed Chief Operating and Technology Officer effective February 25, 2014. From 2010 to 2013, Mr. Brown served as President of Eōvations, LLC, a new business venture focused on the development, production and launch of an innovative structural polymer technology which he spun-out of Dow Chemical. From 2007 to 2010 Mr. Brown worked at Dow Chemical as Director of Research and Development for both Dow Solar Solutions and Dow Building Solutions where he established technology and operations strategy for various building products and led their development and commercialization. In 2003, Mr. Brown joined Alcoa’s Home Exteriors as Vice President of Technology with responsibilities for materials research, process refinement, product development, regulatory services, production engineering and commercialization management. Prior to that, Mr. Brown served as both Vice President of Research and Development and Director of Engineering during his fourteen-year career with CertainTeed Corporation. Mr. Brown began his career in TRW’s Executive Development program which led to key assignments in automotive engine production, product development and eventually the Head of Quality for Norton Company’s Advanced Ceramics division. Mr. Brown earned his B.S. and M.S. degrees in Ceramic Engineering from the Ohio State University in 1983 and 1985, respectively.

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

Allen Kronstadt . Mr. Kronstadt was appointed to our board of directors effective September 11, 2012, pursuant to the Note Purchase Agreement dated August 24, 2012, among the Company, Samuel Rose, MLTM Lending, LLC, Allen Kronstadt, and certain other investors. Mr. Kronstadt is also a member of our compensation committee. Mr. Kronstadt is the founder and president of A. R. Kronstadt Realty Investors, Inc., a firm specializing in the development and asset management of retail, industrial and indoor sports facilities. Initially, he worked as a commercial leasing agent, moving into investment sales followed by establishing his own property-management company in 1978. Mr. Kronstadt joined with Sy Zuckerman in 1986 to form Zuckerman Kronstadt Inc., which became one of the largest, full-service, property-management and brokerage firms in the Washington, DC area.  In 1996, Zuckerman Kronstadt Inc. was sold to a national real estate company, allowing Mr. Kronstadt to turn his attention to real estate development and asset management. Raised in Washington, D.C., Mr. Kronstadt attended Babson College and the University of Denver.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during the period, all such filing requirements were met, except:

•	Samuel Rose, Allen Kronstadt and MLTM Lending, LLC failed to file on a timely basis Form 4’s with respect to certain shares of common stock received as payment-in-kind interest and dividends issued to such persons during the year ended December 31, 2013.

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

Audit Committee

Our board of directors established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Upon his appointment to the board of directors, Mr. Bowersox was appointed chairman of the Audit Committee and Dr. Hershkowitz is the other member of such committee. The board has determined that Mr. Bowersox, a certified public accountant, qualifies as an “audit committee financial expert” as defined in Item 407(d)(s)(ii) of Regulation S-K, and also satisfies the Independence standards for an audit committee member under the NASDAQ rules (although our securities are not listed on the NASDAQ stock market but are quoted on the OTC Bulletin Board). The board has determined that Dr. Hershkowitz also satisfies the independence standards set forth in the NASDAQ rules.

Compensation Committee

The Compensation Committee of the board of directors was established at its meeting on January 18, 2011.  Mr. Kronstadt, upon his appointment to the board of directors, joined Mr. Jacobson as the members of the Compensation Committee.

Item 11.  Executive Compensation

The following Summary Compensation Table sets forth, for the fiscal years ended December 31, 2013 and 2012, all cash compensation, paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers whose total compensation for such periods equaled or exceeded $100,000 during the stated periods.

Summary Compensation Table

Name and				Option		All Other
Principal Position	Year	Salary	Bonus	Awards		Compensation	Total

Steven Silverman (1)	2013	$210,000	$-	$-	(2)	$20,000	$230,000
President and Chief Executive Officer	2012	210,000	-	-		-	210,000

James Kerstein	2013	185,000	-	-		-	185,000
Chief Technology Officer (3)	2012	185,000	-	-		-	185,000

Donald Fallon	2013	175,000	-	-		-	175,000
Chief Financial Officer	2012	175,000	-	-		-	175,000

(1)	Mr. Silverman’s annual salary was increased to $300,000 by the board of directors, effective November 19,2013, but he has postponed the effective date.
(2)	Mr. Silverman was provided $20,000 for relocation assistance to Ohio.
(3)	On February 25, 2014, Mr. Kerstein resigned as Secretary, Chief Technology Officer and Director.

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

On February 25, 2014, Mr. Kerstein resigned as Secretary, Chief Technology Officer and Director.

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

The agreement also requires Mr. Fallon to enter into Axion’s standard confidentiality and inventions agreement.

Compensation of Directors

The following table shows compensation to all of our directors, who were not also employees or officers, during the year ended December 31, 2013:

Name	Option Awards ($)		All Other Compensation		Total
Thomas Bowersox	$10,233	(1)	$69,200	(2)	$128,549
	49,116	(3)
Anthony Hatch	49,116	(3)			49,116
Allen Hershkowitz	49,116	(3)			49,116
Perry Jacobson	61,395	(4)			135,069
	73,674	(5)
Allen Kronstadt	49,116	(3)	-		49,116

(1)	Mr. Bowersox was compensated for serving as our audit committee chairman for 2013, with an option to acquire 25,000 shares of common stock, pursuant to the 2010 Stock Plan
(2)	Mr. Bowersox was compensated for certain assistance provided our CEO.
(3)	Pursuant to the board compensation program, Mr. Hatch, Dr. Hershkowitz and Mr. Kronstadt were each provided an option to acquire 120,000 shares of common stock, pursuant to the 2010 Stock Plan.
(4)	Mr. Jacobson was compensated for additional services provided to our company as the Chairman of the Board of Directors with an option to purchase 150,000 shares of common stock, pursuant to the 2010 Stock Plan.
(5)	Pursuant to the board compensation program, Mr. Jacobson, as Chairman of the Board of Directors, was provided an option to acquire 180,000 shares of common stock, pursuant to the 2010 Stock Plan.

No compensation was paid or awarded to any of our directors, who were not also employees or officers, during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

Option Awards

Name		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Options Unearned	Option Exercise Price	Option Expiration Date

Steven Silverman	(1)	250,000	-	750,000		October 11, 2017
	(2)	300,000	-	250,000		May 10, 2018

James Kerstein	(3)	100,000	-	-	$1.20	May 25, 2014

Donald Fallon	(4)	250,000	-	250,000		June 8, 2016

(1)	Such option is exercisable for a term of seven years, of which (i) an option to purchase up to 150,000 of common stock at $1.05 per share is immediately exercisable, (ii) an option to purchase an additional 100,000 shares of common stock at $1.25 per share was exercisable on October 11, 2011, (iii) an option to purchase an additional 250,000 shares of common stock at $1.50 per share is exercisable upon our achieving the 1st Milestone (as defined in Mr. Silverman’s employment agreement), (iv) an option to purchase an additional 250,000 shares of common stock at $1.75 per share upon the Company achieving the 2nd Milestone (as defined in Mr. Silverman’s employment agreement), and (v) an option to purchase an additional 250,000 shares of common stock at $2.50 per share upon the Company achieving the 3rd Milestone (as defined in Mr. Silverman’s employment agreement).

(2)	Pursuant to the terms of an option agreement, dated May 10, 2011, such options are exercisable for a term of seven years, of which (i) options to purchase 150,000 shares of common stock at $1.20 per share, 50,000 shares of common stock at $0.73 per share, 50,000 shares of common stock at $0.60 per share and 50,000 shares of common stock at $0.31 per share are exercisable, (ii) an option to purchase an additional 150,000 shares of common stock at $1.75 per share is exercisable when we achieve $20 million in sales during any fiscal year, and (iii) an option to purchase an additional 100,000 of common stock at $2.00 per share when we achieve $50 million in sales during any fiscal year.

(3)	Pursuant to an option agreement, dated May 10, 2011, such options are exercisable immediately. Mr. Kerstein resigned his employment effective February 25, 2014 therefore this option will expire May 25, 2014 pursuant to the terms of the option agreement.

(4)	Pursuant to the terms of an option agreement, dated June 8, 2011, such options are exercisable for a term of five years, of which (i) an option to purchase 125,000 shares of common stock at an exercise price of $1.30 per share was immediately exercisable, (ii) an option to purchase an additional 125,000 shares of common stock at an exercise price of $1.30 was exercisable on June 8, 2012, (iii) an option to purchase an additional 125,000 shares of common stock at an exercise price of $1.75 per share when we achieve $20 million in annual sales, and (iv) an option to purchase an additional 125,000 shares of common stock at an exercise price of $2.00 per share when we achieve $50 million in annual sales.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of March 31, 2014, by each of our directors, each of our executive officers, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o Axion International Holdings, Inc., 4005 All American Way, Zanesville, Ohio 43701.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and executive officers
Allen Kronstadt, Director (2)	23,516,863	43.7%
Perry Jacobson, Chairman of Board (3)	992,487	3.0%
Steven Silverman, Chief Executive Officer and Director (4)	550,000	1.7%
Donald Fallon, Chief Financial Officer and Treasurer (5)	250,000	*
Allen Hershkowitz, Director (6)	150,000	*
Anthony Hatch, Director (7)	100,000	*
Thomas Bowersox, Secretary and Director (8)	80,000	*
Claude Brown, Chief Operating & Technology Officer (9)	75,000	*

All directors and officers as a group (8 persons) (10)	25,714,350	46.2%

Other persons:
Samuel G. Rose and Julie Walters (11)	29,957,572	50.4%
MLTM Lending, LLC (12)	25,077,624	44.5%
TM Investments, LP (13)	2,942,537	8.6%
Southern Management Corporation (14)	2,252,253	6.6%
James Kerstein (15)	2,100,450	6.6%

All other persons (5 persons) (16)	62,330,436	70.4%

* Less than 1% of outstanding shares.

(1)	As of March 31, 2014, we had 38,868,649 equivalent shares of common stock outstanding, comprising 31,922,419 shares of common stock and 694,623 shares of 10% convertible preferred stock, convertible into 6,946,230 shares of common stock. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director or executive officer, as the case may be.

(2)	Includes 1,445,574 shares of common stock held in the name of Mr. Kronstadt, 18,743 shares of common stock held by the Danielle Nicole Kronstadt Irrevocable Trust, dated February 26,2001, 24,442 shares of common stock held by the Jamie Fay Kronstadt Irrevocable Trust, dated February 26, 2001, 181,618 shares of common stock held by the Bethesda Foundation, Inc., 10,898,243 shares of common stock issuable upon conversion of our 8% convertible promissory notes held by Mr. Kronstadt, and 10,898,243 shares of common stock issuable upon exercise of warrants held by Mr. Kronstadt. Includes options to purchase 50,000 shares of common stock and excludes options to purchase 120,000 shares of common stock which have not yet vested. The address of the beneficial owners is 11820 Parklawn Drive, Suite 404, Rockville, MD 20852.

(3)	Includes options and warrants to purchase 612,500 shares of common stock and excludes options to purchase 180,000 shares of common stock which have not yet vested. Also includes 12,500 shares of 10% convertible preferred stock, convertible into 125,000 shares of common stock.

(4)	Includes options to purchase 550,000 shares of common stock and excludes options to purchase 1,000,000 shares of common stock which have not yet vested.

(5)	Includes options to purchase 250,000 shares of common stock and excludes options to purchase 250,000 shares of common stock which have not yet vested.

(6)	Includes options to purchase 150,000 shares of common stock and excludes options to purchase 120,000 shares of common stock which have not vested.

(7)	Includes options to purchase 100,000 shares of common stock and excludes options to purchase 120,000 shares of common stock which have not yet vested.

(8)	Includes options to purchase 75,000 shares of common stock and excludes options to purchase 120,000 shares of common stock which have not yet vested.

(9)	Includes options to purchase 75,000 shares of common stock.

(10)	Includes options and warrants to purchase 1,862,500 shares of common stock and excludes options to purchase 660,000 and 1,250,000 shares of common stock which have not vested and have not yet been earned, respectively.

(11)	Includes 1,315,496 shares of common stock held with shared voting and dispositive power, 1,095,774 shares of common stock held by Mr. Rose with sole voting and dispositive powers (of which 145,000 are held in the name of RPM Greenebaum & Rose 401(k) Plan, dated December 1, 1992 for the benefit of Mr. Rose), 13,023,151 shares of common stock issuable upon conversion of our 8% convertible promissory notes held with sole voting and dispositive powers by Mr. Rose, and 13,023,151 shares of common stock issuable upon exercise of warrants held with sole voting and dispositive powers, 100,000 shares of 10% convertible preferred stock held with shared voting and dispositive powers convertible into 1,000,000 shares of common stock, and warrants held with shared voting and dispositive powers to purchase 500,000 shares of common stock. The address of the beneficial owners is 5301 Wisconsin Avenue, NW, Suite 510, Washington, DC 20015.

(12)	MLTM Lending, LLC and the ML Dynasty Trust beneficially own in excess of 5% of our outstanding stock. Pursuant to the Schedule 13D filings made by MLTM Lending, LLC and the ML Dynasty Trust, the ML Dynasty Trust shares with MLTM the power to vote or direct the vote of, and to dispose or direct the disposition of, greater than 5% of our outstanding stock. Includes 124,570 shares of common stock held with sole voting and dispositive powers, 510,830 shares of common stock held with shared voting and dispositive powers, 12,221,112 shares of common stock issuable upon conversion of our 8% convertible promissory notes held with shared voting and dispositive powers, and 12,221,112 shares of common stock issuable upon exercise of warrants held with shared voting and dispositive powers. The address of the beneficial owners is 4922A St. Elmo Ave., Bethesda, MD 20814.

(13)	Includes 692,537 shares of common stock held with sole voting and dispositive power, 150,000 shares of 10% convertible preferred stock held with shared voting and dispositive powers convertible into 1,500,000 shares of common stock, and warrants held with shared voting and dispositive powers to purchase 750,000 shares of common stock. The address of the beneficial owners is 4922A St. Elmo Ave., Bethesda, MD 20814.

(14)	Includes 1,351,352 shares of common stock issuable upon conversion of our 8% convertible promissory notes held with sole voting and dispositive powers, and 900,901 shares of common stock issuable upon exercise of warrants held with sole voting and dispositive powers. The address of the beneficial owners is 1950 Old Gallows Road, Suite 600, Vienna, VA 22182.

(15)	Includes 2,000,450 shares of common stock held with sole voting and dispositive power and includes options to purchase 100,000 shares of common stock. The address of the beneficial owner is 30 Corey Lane, Watchung, NJ 07069.

(16)	Includes 26,595,615 shares of common stock issuable upon conversion of our 8% convertible promissory notes, 26,145,164 shares of common stock issuable upon exercise of warrants, 250,000 shares of 10% convertible preferred stock convertible into 2,500,000 shares of common stock, warrants to purchase 1,250,000 shares of common stock, and options to purchase 100,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders (1)	7,502,421	$1.00	1,965,000

(1)	Includes 2,000,000 shares of common stock approved by the Board of Directors for award under the 2010 Stock Plan which has not been approved by shareholders. Our 2003 Stock Plan expired during the year ended December 31, 2013.

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

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Jacobson 12,500 shares of our 10% convertible redeemable preferred stock (the “Preferred Stock”) for $125,000. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Jacobson at a conversion price of $1.00 per share, as adjusted. Mr. Jacobson is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by Mr. Jacobson any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, Mr. Jacobson received a warrant to purchase 62,500 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933, as amended (the “Securities Act”) or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of March 31, 2014, Mr. Jacobson has received an aggregate of 58,066 shares of common stock as dividend payments on the Preferred Stock held by him.

Samuel G. Rose and Julie Walters

Samuel G. Rose and Julie Walters beneficially own in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Rose 100,000 shares of our Preferred Stock for $1.0 million. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Rose at a conversion price of $1.00 per share, as adjusted. Mr. Rose is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by Mr. Rose any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, Mr. Rose received a warrant to purchase 500,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of March 31, 2014, Mr. Rose has received an aggregate of 464,496 shares of common stock as dividend payments on the Preferred Stock held by him.

8% Convertible Promissory Notes. Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Rose Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Rose Demand Note at a rate of 8.0% per annum. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt, the Judy Lenkin Lerner Revocable Trust and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of March 31, 2014, we have issued and sold to Mr. Rose and Ms. Walters an aggregate principal amount of $5,209,260 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 13,023,151 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes and the 8% Note Warrants issued at such closing, Mr. Rose converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Rose Demand Note and paid us in cash for the balance. As of March 31, 2014, Mr. Rose and Ms. Walters have received an aggregate of 564,689 shares of common stock as interest payments under the 8% Notes held by them.

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

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which Mr. Rose along with MLTM Lending LLC (the “Lenders”) have agreed to lend us up to $1.0 million each on a revolving basis. Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). As of March 31, 2014, Mr. Rose had provided $1.0 million pursuant to the Revolving Loan Agreement.

Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement.

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to the Lenders an aggregate of 200,000 shares of common stock, of which Mr. Rose was to receive 100,000 at the signing of the Revolving Loan Agreement and prior to December 31, 2014 and December 31, 2015, for up to a total of 600,000 shares of Common Stock.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

Through March 31, 2014, we issued to Mr. Rose approximately 4,100 shares of common stock as payment of interest and issued the 100,000 shares of common stock due at signing.

TM Investments, LP

TM Investments, LP beneficially owns in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to TM Investments, LP, 150,000 shares of our Preferred Stock for $1,500,000. The Preferred Stock may be converted into shares of our common stock at any time by TM Investments, LP at conversion price of $1.00 per share, as adjusted. TM Investments, LP is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by TM Investments, LP any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, TM Investments, LP received a warrant to purchase 500,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of March 31, 2014, TM Investments, LP has received an aggregate of 692,537 shares of common stock as dividend payments on the Preferred Stock that it holds.

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

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to MLTM Lending, LLC a Demand Note (the “MLTM Demand Note”) in the principal amount of $1,426,667. Interest accrued on the unpaid principal balance of the MLTM Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of March 31, 2014, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of $4,888,444 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, 12,221,112 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes and the 8% Note Warrants, MLTM Lending, LLC converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the MLTM Demand Note and paid us in cash for the balance. As of March 31, 2014, MLTM Lending, LLC has received an aggregate of 510,830 shares of common stock as interest payments under the 8% Notes that it holds.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which MLTM Lending LLC and Mr. Rose (the “Lenders”) have agreed to lend us up to $1.0 million each on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM Lending, LLC will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”).

Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement.

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to the Lenders an aggregate of 200,000 shares of common stock, of which MLTM Lending, LLC will receive 100,000, at signing of the Revolving Loan Agreement and also prior to December 31, 2014 and December 31, 2015 for up to a total of 600,000 shares of Common Stock. As consideration for MLTM Lending, LLC providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of common stock valued at a price equal to the average of the Weighted Average Price of a share of Common Stock for the 20 consecutive trading days prior to the date of payment.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

Through March 31, 2014, we issued approximately 4,400 shares of common stock as payment of interest, issued the 100,000 shares of common stock due at signing and approximately 20,100 shares of common stock as the LC Sublimit commission fee.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock, and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement.

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to Mr. Kronstadt a demand promissory note (the “Kronstadt Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Kronstadt Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of March 31, 2014, we have issued and sold to Mr. Kronstadt an aggregate principal amount of $4,359,297 of our 8% Notes and 8% Note Warrants to purchase, in the aggregate, 10,898,243 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes and the 8% Note Warrants at such closing, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Kronstadt Demand Note and paid us in cash for the balance. As of March 31, 2014, Mr. Kronstadt has received an aggregate of 549,441 shares of common stock as interest payments under the 8% Notes that he holds.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Southern Management Corporation

Southern Management Corporation beneficially owns in excess of 5% of our outstanding stock.

8% Convertible Note. Through March 31, 2014, we issued and sold to Southern Management Corporation an aggregate principal amount of $1,000,000 of our 8% convertible note which is initially convertible into shares of our common stock, at a conversion price equal to $0.74 per share of common stock, subject to adjustment as provided on the terms of the 8% convertible note, and associated warrants to purchase, in the aggregate, 900,901 shares of common stock, subject to adjustment as provided on the terms of the warrant.

The 8% convertible note, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of November 25, 2018 or upon the occurrence of an Event of Default (as defined in the 8% convertible note). We may prepay the 8% convertible note, in whole or in part, upon 60 calendar days prior written notice to the holder thereof. Interest accrues on the 8% convertible note at a rate of 8.0% per annum, payable during the first three years that the 8% convertible note is outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the 8% convertible note. During the first three years that the 8% convertible note is outstanding, interest that accrues under the 8% convertible note shall be payable in shares of common stock.

The related warrant is exercisable at an exercise price of $1.11 per share of common stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of common stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the 8% convertible note to which the applicable warrant is related has been repaid in full.

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

Item 14.  Principal Accountant Fees and Services.

BDO USA LLP served as our independent registered public accounting firm for the years ended December 31, 2013 and 2012.

Audit Fees.  During the years ended December 31, 2013 and 2012, BDO USA LLP billed us a total of approximately $134,000 and $105,000, respectively, for professional services rendered for (i) the audit of our consolidated financial statements in our Forms 10-K, (ii) review of our quarterly filings on Form 10-Q and (iii) services provided in connection with regulatory filings.

Audit-Related Fees.  For years ended December 31, 2013 and 2012, BDO USA LLP did not perform or bill us for any audit-related services.

Tax Fees.  For years ended December 31, 2013 and 2012, BDO USA LLP billed us a total of approximately$26,200 and $30,000, respectively for professional services rendered in regards to tax compliance.

All Other Fees.  During the years ended December 31, 2013 and 2012, BDO USA LLP did not perform or bill us for any services other than those described above.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

•	Consolidated Statement of Stockholders’ Deficit as of December 31, 2013

•	Consolidated Statements of Cash Flow for years ended December 31, 2013 and 2012

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger by and among Analytical Surveys, Inc., Axion Acquisition Corp, and Axion International, Inc. dated as of November 20, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 21, 2007)
2.2	Certificate of Merger of the Merger Sub and Axion, dated March 20, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on March 26, 2008)
2.3	Asset Purchase Agreement dated as of November 15, 2013, among Axion Recycled Plastics Incorporated, Y City Recycling, LLC, and Brian Coll and Renee Coll (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 21, 2013).
3.1	Articles of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))
3.2	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))
3.3	Amendment to By-laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)
3.4	Articles of Amendment, filed July 21, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 6, 2008)
3.5	Certificate of Designation of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on March 25, 2011)
3.6	Certification of Correction of Preferred Stock Designation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 21, 2011)
3.7	Articles of Amendment to the Articles of Incorporation of Axion International Holdings, Inc., filed with the Secretary of State of Colorado on November 20, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 21, 2013)
4.1	Lincoln Park Capital Warrant dated February 23, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2010)
4.2	Form of Warrant issued to debt holders, investors, consultants and others (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)
4.3	Form of Warrant issued to placement agents of 10% Convertible Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
4.4	Form of 8% Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 27, 2012)
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 27, 2012
10.1	Analytical Surveys, Inc. Year 2003 Stock Option Plan and Form of Agreement (incorporated by reference to the Company’s Proxy Statement dated July 21, 2003)
10.2	Employment Agreement, dated as of January 1, 2008, between James Kerstein and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 26, 2008)
10.3	License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2008)
10.4	Employment Agreement, dated September 23, 2010, between Steven Silverman and Axion International Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on January 12, 2011

10.5	Form of Subscription Agreement for private placement of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 25, 2011)
10.6	Amended Employment Letter with Steven Silverman, dated May 10, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 16, 2011
10.7	Amended Employment Letter with James Kerstein, dated May 10, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 16, 2011)
10.8	Employment Agreement, dated June 7, 2011, between the Company and Donald Fallon (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 13, 2011)
10.9	2010 Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, filed on September 28, 2010
10.10	Note Purchase Agreement, dated August 24, 2012, among the Company and the Investors named therein (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 27, 2012)
10.11	Security Agreement, dated August 24, 2012, among the Company, Axion International, Inc. and certain 8% Convertible Promissory Note Holders (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 27, 2012)
10.12	Registration Rights Agreement, dated August 24, 2012, among the Company and certain 8% Convertible Promissory Note Holders (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 27, 2012)
10.13	Promissory Note dated as of November 15, 2013, Loan No. 2312374 in the principal amount of $3,500,000, issued by Axion Recycled Plastics Incorporated in favor of The Community Bank (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2013).
10.14	Promissory Note dated as of November 15, 2013, Loan No. 2312398 in the principal amount of $1,000,000, issued by Axion Recycled Plastics Incorporated in favor of The Community Bank (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 21, 2013).
10.15	Revolving Credit Note dated as of November 15, 2013, issued by Axion International Holdings, Inc., Axion International, Inc., and Axion Recycling Plastics Incorporated in favor of MLTM Lending, LLC or its assigns (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 21, 2013).
10.16	Revolving Credit Note dated as of November 15, 2013, issued by Axion International Holdings, Inc., Axion International, Inc., and Axion Recycling Plastics Incorporated in favor of Samuel G. Rose or his assigns (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on November 21, 2013).
10.17	Commercial Loan Agreement, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, between Axion Recycled Plastics Incorporated and The Community Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 21, 2013).
10.18	Security Agreement, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, between Axion International, Inc. and The Community Bank (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 21, 2013).
10.19	Security Agreement, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, between Axion Recycled Plastics Incorporated and The Community Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 21, 2013).
10.20	Guaranty, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, issued by Axion International Holdings, Inc. in favor of The Community Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 21, 2013).
10.21	Guaranty, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, issued by Axion International, Inc. in favor of The Community Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 21, 2013).
10.22	Commercial Loan Agreement, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, between Axion Recycled Plastics Incorporated and The Community Bank (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on November 21, 2013).
10.23	Security Agreement, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, between Axion International Inc. and The Community Bank (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on November 21, 2013).
10.24	Security Agreement, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, between Axion Recycled Plastics Incorporated and The Community Bank (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on November 21, 2013).
10.25	Guaranty, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, issued by Axion International Holdings, Inc. in favor of The Community Bank (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on November 21, 2013).
10.26	Guaranty, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, issued by Axion International, Inc. in favor of The Community Bank (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on November 21, 2013).

10.27	Revolving Credit and Letter of Credit Support Agreement dated as of November 15, 2013, among Axion International Holdings, Inc., Axion International, Inc., Axion Recycling Plastics Incorporated, MLTM Lending, LLC and Samuel G. Rose (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on November 21, 2013).
10.28	Security Agreement dated as of November 15, 2013, among Axion International Holdings, Inc., Axion International, Inc., Axion Recycling Plastics Incorporated, MLTM Lending, LLC and Samuel G. Rose (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed on November 21, 2013).
10.29	First Amendment to Axion International Holdings, Inc. 2010 Stock Plan effective as of November 20, 2013 (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on November 21, 2013)
10.30	Lease Agreement dated September, 2013 between Axion International, Inc. and Coll Financial Holdings, LLC for Company facility located at Waco, Texas *
10.31	Lease Agreement dated May 1, 2013 between Y City Recycling, LLC and Coll OH RE Holdings, LLC for Company facility located in Zanesville, Ohio *
10.32	Lease Assignment and Extension Agreement dated October 10, 2013 between Y City Recycling, LLC, Coll OH RE Holdings, LLC and Axion International, Inc. regarding lease for Zanesville, Ohio facility *
22.1	Subsidiaries of the Company*
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer *

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

Date:	April 7, 2014	By:	/s/ Steven Silverman
Steven Silverman
President and Chief Executive Officer

Date:	April 7, 2014
		By:	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ Steven Silverman	Chief Executive Officer and Director	April 7, 2014
Steven Silverman	(principal executive officer)

/s/ Donald Fallon	Chief Financial Officer	April 7, 2014
Donald Fallon	(principal financial and accounting officer)

/s/ Thomas Bowersox	Secretary and Director	April 7, 2014
Thomas Bowersox

/s/ Anthony Hatch	Director	April 7, 2014
Anthony Hatch

/s/ Allen Hershkowitz	Director	April 7, 2014
Allen Hershkowitz

/s/ Perry Jacobson	Director	April 7, 2014
Perry Jacobson

/s/ Allen Kronstadt	Director	April 7, 2014
Allen Kronstadt

AXION INTERNATIONAL HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Axion International Holdings, Inc.

Zanesville, OH

We have audited the accompanying consolidated balance sheets of Axion International Holdings, Inc. (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion International Holdings, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and net capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
BDO USA, LLP

New York, New York

April 10, 2014

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$883,936	$346,905
Accounts receivable, net of allowance for doubtful accounts	888,214	192,015
Inventories	3,955,515	3,088,953
Prepaid expenses	280,140	165,339
Total current assets	6,007,805	3,793,212

Property and equipment, net	7,899,486	2,005,215

Goodwill	1,492,132	-
Other intangible assets	610,000	-
Other long-term assets	-	68,284

Total assets	$16,009,423	$5,866,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,879,760	$890,394
Accrued liabilities	896,740	446,434
Derivative liabilities	17,190,000	830,000
Current portion of long term debt	185,347	-
Total current liabilities	20,151,847	2,166,828

8% convertible promissory notes	11,030,913	5,671,162
12% revolving credit agreement	1,873,716	-
4.25% bank term loan	4,400,000	-
Other debt	300,127	-
Fair value of 10% convertible preferred stock warrants	296,194	81,716
Total liabilities	38,052,797	7,919,706

10% convertible preferred stock, no par value, net; authorized 880,000 shares; 694,623 and 706,023 shares issued and outstanding at December 31, 2013 and 2012, respectively	6,724,844	5,922,612

Total temporary equity	6,724,844	5,922,612

Commitments and contingencies

Stockholders’ deficit:
Common stock, no par value; authorized 250,000,000 shares; 31,168,905 and 28,820,173 shares issued and outstanding at December 31, 2013 and 2012, respectively	30,500,445	27,103,454
Accumulated deficit	(59,268,663)	(35,079,061)
Total stockholders’ deficit	(28,768,218)	(7,975,607)
Total liabilities and stockholders’ deficit	$16,009,423	$5,866,711

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Revenue	$6,627,765	$5,341,543
Costs of sales:
Production	6,471,049	5,147,181
Start-up and excess capacity	816,111	-
Gross margin (loss)	(659,395)	194,362

Operating expenses:
Product development and quality management	1,556,203	1,108,545
Marketing and sales	927,061	1,003,836
General and administrative	4,232,200	3,799,327
Total operating expenses	6,715,464	5,911,708

Loss from operations	(7,374,859)	(5,717,346)

Other (income) expenses:
Interest	808,117	376,980
Amortization of debt discounts	685,761	510,220
Change in fair value of derivative liabilities	15,320,865	(1,171,419)
Total other (income) expenses	16,814,743	(284,219)

Net loss	(24,189,602)	(5,433,127)

Accretion of preferred dividends and beneficial conversion feature	(1,633,147)	(1,666,950)
Net loss attributable to common shareholders	$(25,822,749)	$(7,100,077)

Weighted average common shares - basic and diluted	29,945,608	26,562,764

Basic and diluted net loss per share	$(0.86)	$(0.27)

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Shares	Common Stock	Accumulated Deficit	Total
Balance, January 1, 2012	25,007,261	$24,410,071	$(29,645,934)	$(5,235,863)

Reclassification of previously redeemable common shares	250,000	242,500		242,500
Shares issued upon conversion of 10% convertible preferred stock	462,500	462,500		462,500
Shares issued for interest payments	473,945	178,779		178,779
Shares issued for dividend payments	1,872,649	870,440		870,440
Share-based compensation	753,818	673,617		673,617
Warrants issued in payment of interest		57,034		57,034
Warrants issued as a result of reset of 10% convertible preferred stock		1,875,463		1,875,463
Dividend on 10% convertible preferred stock		(693,820)		(693,820)
Amortization of beneficial conversion feature on 10% convertible preferred stock		(973,130)		(973,130
Net loss			(5,433,127)	(5,433,127)

Balance, December 31, 2012	28,820,173	$27,103,454	$(35,079,061)	$(7,975,607)

Shares issued upon conversion of 10% convertible preferred stock	114,000	114,000		114,000
Shares issued for interest payments	977,582	541,515		541,515
Shares issued for dividend payments	956,850	533,569		533,569
Share-based compensation	300,300	745,746		745,746
Recovery of shareholder short swing profits		3,095,308		3,095,308
Dividend on 10% convertible preferred stock		(716,915)		(716,915)
Amortization of beneficial conversion feature on 10% convertible preferred stock		(916,232)		(916,232)
Net loss			(24,189,602)	(24,189,602)

Balance, December 31, 2013	31,168,905	$30,500,445	$(59,268,663)	$(28,768,218)

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Cash flows from operating activities:
Net loss	$(24,189,602)	$(5,433,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319,207	107,552
Amortization of discounts	685,761	510,220
Change in fair value of warrants for redeemable preferred stock	214,478	(405,839)
Change in fair value of derivative liabilities	15,106,387	(765,580)
Share-based compensation	745,746	673,617
Interest expense paid in shares of common stock	541,515	178,779
(Decrease) increase in allowance for doubtful accounts	(131,996)	99,265
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(438,349)	409,875
Inventories	(629,562)	(1,560,462)
Prepaid expenses	(46,517)	48,819
Accounts payable	511,701	(285,068)
Accrued liabilities	118,278	215,237
Net cash used in operating activities	$(7,192,953)	$(6,206,712)

Cash flows from investing activities:
Purchase of property and equipment	$(1,813,478)	$(1,065,631)
Acquisition, net of cash	(6,001,847)	-
Net cash used in investing activities	$(7,815,325)	$(1,065,631)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	5,950,001	6,874,976
Proceeds from issuance of 12% revolving credit facility	2,000,000	-
Proceeds from 4.25% bank term loans	4,500,000	-
Recovery of shareholder short swing profits	3,095,308	-
Repayments on convertible debt	-	(772,500)
Repayment of revolving credit agreement	-	(466,000)
Net cash provided by financing activities	$15,545,309	$5,636,476

Net increase (decrease) in cash and cash equivalents	537,031	(1,635,867)
Cash and cash equivalents at beginning of period	346,905	1,982,772
Cash and cash equivalents at end of period	$883,936	$346,905

Supplemental disclosures of cash flow information:
Cash transactions:
Cash paid for interest	$17,839	$69,682
Non-cash investing and financing activities:
Shares issued pursuant to conversion of preferred stock and debt	114,000	462,500
Shares issued in payment of dividends on 10% convertible preferred stock	533,569	870,440
Dividends on 10% convertible preferred stock	716,915	693,820
Amortization of conversion feature of 10% convertible preferred stock	916,232	973,130
Fair value of warrants issued with 8% convertible promissory notes	334,059	443,309
Fair value of conversion options of 8% convertible promissory notes	919,554	1,025,691
Redeemable common stock reclassified to permanent equity	-	242,500
Bonus warrants granted	-	57,034

(See accompanying notes to consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

(a)	Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (“Holdings”) was formed in 1981.   In November 2007, Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  On March 20, 2008 Holdings consummated the merger of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.

Axion Recycled Plastics Incorporated, an Ohio corporation and a newly created direct wholly-owned subsidiary of Axion was established to purchase certain tangible and intangible assets of a plastics recycling company during November 2013. (See note 4.)

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. We did not accrue a reserve for any receivables at December 31, 2013. Our allowance for doubtful accounts at December 31, 2012 was approximately $132,000.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following, at December 31:

	2013	2012
Equipment	$18,700	$13,754
Machinery and equipment	8,803,087	2,611,933
Purchased software	145,622	129,753
Furniture and fixtures	14,599	13,090
Subtotal – property and equipment, at cost	8,982,008	2,768,530
Less accumulated depreciation	(1,082,522)	(763,315)
Net property and equipment	$7,899,486	$2,005,215

Depreciation expense charged to production and operations during the years ended December 31, 2013 and 2012 was $319,207 and $107,552, respectively.

(e)	Exclusive Agreement

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

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.   Royalties incurred and payable to Rutgers, for the years ended December 31, 2013 and 2012 were $200,000 for each year.

(f)	Definite Lived Intangible Assets

In accordance with FASB ASC topic, “Goodwill and Other Intangible Assets”, acquired intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. See note 4.

(g)	Indefinite Lived Intangible Assets – Goodwill

In accordance with the FASB ASC topic, “Goodwill and Other Intangible Assets”, indefinite life assets, such as goodwill, acquired as a result of a business acquisition and which are not subject to amortization are tested for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. See note 4.

(h)	Revenue and Cost Recognition

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

Our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with the production of the finished product. Prior to 2013, we utilized third-party manufacturers, where under one arrangement we purchased and supplied the raw materials to the third-party manufacturer and we paid them a per-pound cost to produce the finished product. Under another arrangement, the third-party manufacturer sourced and paid for the raw materials and we purchased the finished product from them at a cost per unit. Beginning in 2013, we initiated production of our finished products within a leased facility utilizing our own employees. Additionally, in late 2013 we acquired the assets of a plastics recycling company and began to reprocess recycled plastics for use in our own finished products and to sell to customers for use in their finished products.  Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency with which we plan and execute our manufacturing processes.

Historically, we have not had significant warranty replacements, but during 2013 due to the improper installation of certain of our rail ties, we agreed to replace and install the replacement rail ties. We do not anticipate additional situations where we might again replace improperly installed products and therefore do not provide for future warranty expenses.

(i)	Income Taxes

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

We are current with our filing of our federal and state income tax returns. Our income tax returns are open to examination by federal and state authorities, based on statute of limitations, which is three years.

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

Basic loss per share are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share, includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the years ended December 31, 2013 and 2012, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of December 31, 2013, we have approximately 87.0 million potential common shares issuable under our convertible instruments, warrant and stock option agreements.

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

We maintain our cash with several major U.S. domestic banks. The amount held in the banks exceeds the insured limit of $250,000 from time to time. The amount which exceeds the insured limit was approximately $0.3 million at both December 31, 2013 and 2012.  We have not incurred losses related to these deposits.

(o)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  We have a working capital deficit of $14.1 million, a stockholders’ deficit of $28.8 million and have accumulated losses to date of $59.3 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations.   We may seek additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 – Reportable Business Segments

Our segment reporting is consistent with the current manner of how our Chief Operating Decision Maker (“CODM”) and our board of directors view our business. Our focus is on reprocessing recycled or waste plastics into products to be sold to manufacturers who require certain plastics in their processes and we transfer certain reprocessed plastics to our other segment which produces engineered products utilizing recycled plastics and plastic composites.

In order to position our strategic focus to allow our CODM and management to make business decisions, we report two segments – Axion Recycled Plastics our reprocessed plastics segment and Axion International, our engineered products segment. Decisions regarding allocation of resources and investment of capital are made and will be made based on the reportable segments contribution to the financial success of the consolidated enterprise.

We report in these two segments in addition to corporate. The segments are:

•	Our reprocessed plastics segment typically purchases various plastic wastes and through its efforts, reprocesses that plastic waste into flakes or pellets which become raw material for other manufacturers, our customers. In certain situations we will apply our processes to our customers inventory of plastic waste, and return it to them including and charge them for our tolling effort.
•	Our engineered products segment takes certain recycled plastics and plastic composites, and through a proprietary extrusion process, manufactures rail ties, construction mats, boards, I-beams, etc. through two product lines. Our ECOTRAX product line primarily serves the rail industry by selling all lengths of rail ties. Our STRUXURE product line sells products supporting other infrastructure requirements, with a current focus on heavy- and light-equipment construction mats.

The significant accounting policies of each segment are the same as those described in note 1.

Segment Reporting - For the Year Ended December 31, 2013 (1)
	Engineered	Reprocessed	Corporate
Statement of Operations	Products	Plastics	Activities	Combined
Revenue	$5,916,363	$711,402	$-	$6,627,765
Costs of sales:
Production	5,434,123	1,036,926	-	6,471,049
Start-up and excess capacity	816,111	-	-	816,111
Gross margin (loss)	(333,871)	(325,524)	-	(659,395)
Product development and quality management	1,556,203	-	-	1,556,203
Marketing and sales	911,345	15,716	-	927,061
General and administrative	-	-	4,232,200	4,232,200
Total operating costs and expenses	2,467,548	15,716	4,232,200	6,715,464
Loss from operations	(2,801,419)	(341,240)	(4,232,200)	(7,374,859)
Interest expense	-	-	808,117	808,117
Amortization of debt discounts	-	-	685,761	685,761
Change in fair value of derivative liabilities	-	-	15,320,865	15,320,865
Total other expense	-	-	16,814,743	16,814,743
Net loss	$(2,801,419)	$(341,240)	$(21,046,943)	$(24,189,602)

Total assets	$7,546,454	$8,462,969	$-	$16,009,423

(1) As the acquisition of the plastics recycling company which provided a second segment to our business, was acquired in November 2013, we did not report segment information for the year ended December 31, 2012.

Note 4 – Business Acquisition

On November 15, 2013, our subsidiary, Axion Recycled Plastics Incorporated (“Axion Recycling”) an Ohio corporation recently formed as a wholly-owned subsidiary of Axion International, Inc., a Delaware corporation and our wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”), among Y City Recycling, LLC (“Y City”), and Brian Coll and Renee Coll (collectively, the “Sellers”). Pursuant to the terms of the Purchase Agreement, Axion Recycling acquired certain assets from the Sellers relating to the operation of Y City’s recycled plastics facility located in Zanesville, Ohio (the “Facility”). Simultaneous with the Purchase Agreement transaction, and pursuant to a bill of sale executed by the The Community Bank, an Ohio banking corporation (the “Bank”), as grantor, in favor of Axion Recycled, as grantee, Axion Recycling acquired from the Bank certain equipment, inventory and supplies related to the operation of the Y City business located at the Facility. The combined consideration paid by Axion Recycling for these asset was $6.0 million that included a cash payment of $1.1 million, proceeds from two term loans made by the Bank to Axion Recycling in the aggregate principal amounts of $4.5 million pursuant to promissory notes which bear interest at 4.25% per annum and mature on November 15, 2018 and the assumption of the principal balance of approximately $385,500 owed by Y City as of the acquisition date.

Y City recycled post-consumer and post-industrial plastics in multiple forms. As a complete plastics recycling operation, Y City sorted, ground, washed, blended and pelletized plastics for future use, offering economic benefits to its customers while keeping waste out of landfills. By acquiring these assets, leasing the Facility and hiring the former employees and managers of Y City, we believe we can grow the recycling capabilities at the Facility, expand those capabilities to our Waco, Texas facility and more importantly we have eliminated several steps in our raw material supply chain, thereby adding stability to our raw material costs and enhancing our quality control over those raw materials.

The expenses incurred in executing these transactions of approximately $64,200 are fully reflected in our operating expenses for the year ended December 31, 2013.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date:

Trade and other receivables	$125,854
Inventories	237,000
Property and equipment	4,400,000
Goodwill	1,492,132
Other intangibles	610,000
Total assets acquired	6,864,986
Bank overdraft	(413,574)
Accounts payable	(477,665)
3% promissory note	(385,474)
Net assets acquired	$5,588,273

The goodwill of approximately $1,492,100 arising from the acquisition results primarily from the expected benefits of processing plastics for use in our finished product production processes. Goodwill equates to the residual intangible asset that generates earnings in excess of a normal return on all tangible and other intangible assets. Under this residual method, the fair value of goodwill is calculated by subtracting the fair value of all the identified tangible and intangible assets from the fair value of the consideration paid. Since it is an asset acquisition, goodwill is taxable.

Other intangible assets consist primarily of existing customer relationships and vendor sources of $590,000 and the trade name of $20,000, and have been assigned 10-year and one-year useful lives, respectively based on the operating history and relationships Y City had with its existing customer base. The acquired customer relationships were valued using an income approach, with significant assumptions used in the valuation including the customer attrition rate assumed and the expected level of future sales.

The amount of revenue and loss from operations of the acquired business included in our consolidated statement of operations for the year ended December 31, 2013 was approximately $711,400 and $1.0 million, respectively.

Unaudited pro forma revenue and loss from operations of the consolidated entity had the acquisition date been January 1, 2012, would be as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Revenue	$11,033,700	$11,902,800
Loss from operations	$(9,573,300)	$(11,588,600)
Net loss attributable to common shareholders	$(28,046,500)	$(15,309,400)
Basic and diluted net loss per share	$(0.94)	$(0.58)

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2012. Such information for years ended December 31, 2013 and 2012 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by us.

Note 5 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories consisted of:

	December 31, 2013	December 31, 2012

Finished products	$2,930,753	$2,509,797
Production materials	1,024,762	579,156
Total inventories	$3,955,515	$3,088,953

Since we engaged third-party contract manufacturers to produce our finished products in the past, certain finished inventories at December 31, 2013 and 2012 are located at the third-party contract manufacturing locations. We carry insurance for loss on this inventory.

Note 6 - Accrued Liabilities

The components of accrued liabilities are:

	December 31, 2013	December 31, 2012
Interest	$248,763	$-
Royalties	235,772	351,846
10% convertible preferred stock dividends	183,346	-
Payroll	119,937	77,757
Rent	78,797	-
Miscellaneous	30,125	16,831
Total accrued liabilities	$896,740	$446,434

Note 7 - Derivative Liabilities

8% Convertible Promissory Notes – Conversion Option and Warrants

During the years ended December 31, 2013 and 2012, we issued 8% convertible promissory notes (the “8% Notes”) see Note 8 for further discussion. The 8% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes, into shares of our common stock. The 8% Notes were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option liabilities are immediately recognized in operations and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The fair value of the conversion option derivative liability on the various dates of issuance and on December 31, 2013 aggregated approximately $1,945,200 and $12,400,000, respectively. The change in fair value during the years ended December 31, 2013 and 2012 of an increase of approximately $10,870,400 and a decrease of approximately $415,700, respectively was recorded as a change in fair value of derivative liability in the statement of operations. The fair value of the warrants derivative liability on the various dates of issuance and on December 31, 2013 aggregated approximately $777,400 and $4,790,000, respectively. The change in fair value during the years ended December 31, 2013 and 2012 of an increase of approximately $4,235,900 and a decrease of approximately $223,300, respectively was recorded as a change in fair value of derivative liability in the statement of operations.

The estimated fair values of the conversion option and the warrant derivative liabilities were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	December 31, 2013

Volatility	45% to 50.0%	45.0%
Risk-free interest rate	0.3% to 0.4%	0.3%
Dividend yield	0.0%	0.0%
Expected life	1.8 to 3.0 years	1.7 years

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

For the year ended December 31, 2012, we recognized a gain on the change in fair value of this derivative liability of approximately $113,300 in our statement of operations. Since the Revolving Agreement was terminated during the year ended December 31, 2012, there was no derivative liability at December 31, 2012.

10% Convertible Preferred Stock – Warrants

The 10% convertible preferred stock (see Note 9 for further discussion), issued during the year ended December 31, 2011 meets the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument is comprised of a (i) a preferred stock, as the host contract, (ii) a warrant to purchase shares of our common stock to be issued if a certain revenue milestone was not achieved (the “Make Good Warrant”), as an embedded derivative liability and (iii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not determinable, pursuant to ASC 815 the fair value of the Make Good Warrants is recorded as a derivative liability at issuance and any change in fair value of the derivative liability is recognized in current earnings. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying host contract.

The Make Good Warrant derivative liability did not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the derivative liability were immediately recognized in earnings and classified as a change in fair value of derivative liability in the accompanying statements of operations. At the date of issuance in March and April 2011, we determined the fair value of the Make Good Warrant derivative to be insignificant and did not record a charge to Common Stock and a credit to the derivative liability. Subsequently in 2011, when it became probable that the revenue milestone would not be met, we recorded the derivative liability at fair value of $1.9 million and recorded a charge to changes in fair value of derivative liability in our statement of operations. We estimated the initial fair value of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 110%, (iii) a risk-free interest rate 0.6%, and (iv) an expected life of fifty-one months.

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

10% Convertible Debenture – Bonus Warrants

Effective January 14, 2011, the holders of our 10% convertible debentures (“Debentures”), see Note 8 for further discussion, agreed to extend the maturity dates to June 30, 2012 and to the elimination of the prohibition of paying dividends or distributions on any of our equity securities. In addition to other amendments, we agreed that for each calendar month after the original maturity dates that these Debentures remained outstanding, we would issue a bonus warrant exercisable for three years for a number of shares of our common stock equal to 5% of the outstanding principal, divided by $0.90.

Since it was probable that we would issue the bonus warrants which were part of the reacquisition costs of the new debt, at each month-end through the amended maturity date, we calculated the fair value of the bonus warrants using the Black-Scholes pricing model and recorded a derivative liability of approximately $797,000 on the date of amendment and recognized the amount as a loss in our statement of operations during the three months ended March 31, 2011, the period of amendment. We estimated the initial fair value of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 117%, (iii) a risk-free interest rate 1.0%, and (iv) an expected life of thirty-six months. This bonus warrant derivative liability did not qualify as a fair value or cash flow hedge under ASC 815 and accordingly, changes in the fair value of the derivative liability were immediately recognized in earnings and classified as a change in fair value of derivative liability in the accompanying statements of operations. During the year ended December 31, 2012, we recorded approximately $13,300 as a change in fair value of the derivative liability. Upon issuance of the bonus warrants during the year ended December 31, 2012, we credited additional paid-in capital for approximately $57,000. At December 31, 2012, all bonus warrants had been issued and therefore no derivative liabilities were recognized at December 31, 2012.

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the fair value at December 31, 2013 of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 90%, (iii) a risk-free interest rate 0.4%, and (iv) an expected life of approximately two and one-half years. The fair value of the warrant liability at December 31, 2013 and 2012 was approximately $296,200 and $81,700, respectively and we recognized the change in fair value of the warrant liability during the years ended December 31, 2013 and 2012 of a charge in our statement of operations of approximately $214,500 and a credit in our statement of operations of approximately $405,800, respectively.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liability recorded at fair value in the balance sheet as of December 31, 2013 and 2012 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liability measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of December 31, 2013
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$12,400,000	$12,400,000
Warrants	-	-	4,790,000	4,790,000
Derivative liabilities - Current	-	-	17,190,000	17,190,000

Placement agent warrants - Non-current	-	-	296,194	296,194
Derivative liabilities - Total	$-	$-	$17,486,194	$17,486,194

	As of December 31, 2012
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$610,000	$610,000
Warrants	-	-	220,000	220,000
Derivative liabilities - Current	-	-	830,000	830,000

Placement agent warrants - Non-current	-	-	81,716	81,716
Derivative liabilities - Total	$-	$-	$911,716	$911,716

The following table is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value during the years ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013
				Credited to
	Balance -	Fair Value of		Common Stock	Balance -
	January 1,	Derivative	Change in	Upon Issuance	December 31,
	2013	Liability	Fair Value	of Warrants	2013

8% Convertible promissory notes:
Conversion option	$610,000	$919,554	$10,870,446	$-	$12,400,000
Warrants	220,000	334,059	4,235,941	-	4,790,000
Derivative liabilities - Current	830,000	1,253,613	15,106,387	-	17,190,000

Placement agent warrants - Non-current	81,716	-	214,478	-	296,194
Derivative liabilities - Total	$911,716	$1,253,613	$15,320,865	$-	$17,486,194

	For the Year Ended December 31, 2012
				Credited to
	Balance -	Fair Value of		Common Stock	Balance -
	January 1,	Derivative	Change in	Upon Issuance	December 31,
	2012	Liability	Fair Value	of Warrants	2012

8% Convertible promissory notes:
Conversion option	$-	$1,025,691	$(415,691)	$-	$610,000
Warrants	-	443,309	(223,309)	-	220,000
12% Convertible revolving credit agreement:
Conversion option	113,271	-	(113,271)	-	-
10% convertible preferred stock:
Warrants	1,875,463	-	-	(1,875,463)	-
10% convertible debentures:
Warrants	70,343	-	(13,309)	(57,034)	-
Derivative liabilities - Current	2,059,077	1,469,000	(765,580)	(1,932,497)	830,000

Placement agent warrants - Non-current	487,555	-	(405,839)	-	81,716
Derivative liabilities - Total	$2,546,632	$1,469,000	$(1,171,419)	$(1,932,497)	$911,716

Note 8- Debt

The components of our debt are summarized as follows:

	Due	December 31, 2013	December 31, 2012
8% convertible promissory notes	Beginning in August 2017	$13,078,188	$7,128,187
12% revolving credit facility	December 31, 2015	2,000,000	-
3% promissory note	February 1, 2018	385,474
4.25% bank term loans	November 15, 2018	4,500,000	-
Subtotal		19,963,662	7,128,187
Less debt discount		(2,173,559)	(1,457,025)
Subtotal – net of debt discount		17,790,103	5,671,162
Less current portion		185,347	-
Total – long term debt		$17,604,756	$5,671,162

8% Convertible Promissory Notes

During the year ended December 31, 2012 we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Melvin Lenkin, Samuel Rose and others (collectively the “Investors”, see Note 15 regarding related party transactions), pursuant to which, we issued and sold to the Investors (i) an aggregate principal amount of $7,128,187 of our 8.0% convertible promissory notes over several dates (the “Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the Notes, and (ii) associated warrants to purchase, in the aggregate, 17,820,470 shares of common stock, subject to adjustment as provided on the terms of the warrants. During the year ended December 31, 2013, we issued and sold to the Investors an additional aggregate principal amount of $5,950,001 of our Notes, and associated warrants to purchase, in the aggregate, 14,875,004 shares of common stock, subject to adjustment as provided on the terms of the warrants.

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

The issuance costs of approximately $124,700, plus the fair values of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 8% Notes. During the years ended December 31, 2013 and 2012, we amortized approximately $644,100 and $136,700, respectively of the discount to other expenses in our statement of operations. See Note 7 for further discussion of these derivative liabilities.

12% Revolving Credit Agreement

During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) with MLTM Lending, LLC, a Maryland limited liability company (“MLTM”), and Samuel G. Rose (“Rose” and together with MLTM, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of our common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of our common stock for 20 consecutive trading days prior to the interest payment date. Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). During the year ended December 31, 2013, we borrowed $2,000,000 less fees, under the Revolving Loan Agreement which remained outstanding through December 31, 2013.

As consideration for the revolving loans extended under the Revolving Loan Agreement, with respect to the year ending December 31, 2013, and prior to each of December 31, 2014 and 2015, we are required to issue to the Lenders an aggregate of 200,000 shares of our common stock during each such calendar year, up to a total of 600,000 shares of our common stock. As consideration for MLTM providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of our common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of our common stock valued at a price equal to the average of the Weighted Average Price of a share of our common stock for the 20 consecutive trading days prior to the date of payment. The issuance of the shares of common stock results in additional interest expense.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we and the Lenders entered into a Security Agreement pursuant to which the Borrowers were granted a security interest and lien in all of our accounts receivable and inventory to secure the Borrowers’ obligations under the Revolving Loan Agreement.

The issuance costs of approximately $7,800, plus the fair values of the shares of our common stock issued as consideration for the revolving loans and the letter of credit support, were recorded as a discount to the revolving loans. This debt discount is amortized to other expenses in our statement of operations over the twelve month period ended November 30, 2014. During the year ended December 31, 2013, we amortized approximately $22,400 of the discount to other expenses in our statement of operations.

3% Promissory Note

On November 15, 2013, our subsidiary, Axion Recycled Plastics Incorporated (“Axion Recycling”), entered into an Asset Purchase Agreement (the “Purchase Agreement”), among Y City Recycling, LLC (“Y City”), and Brian Coll and Renee Coll (collectively, the “Sellers”). See note 3. Pursuant to the terms of the Purchase Agreement, Axion Recycling acquired certain assets from the Sellers relating to the operation of Y City’s recycled plastics facility located in Zanesville, Ohio (the “Facility”), see Note 4 for further discussion. As a component of the consideration paid by Axion Recycling for these asset was the assumption of a 3% promissory note (the “Promissory Note”) with a remaining principal balance of approximately $385,500 as of December 31, 2013. The principal and interest at 3% per annum, is payable in eighty-four monthly installments with the last installment due on February 1, 2018.

The payment of the Promissory Note and all interest thereon is secured by a first interest in certain equipment owned by Axion Recycling. We may prepay the Promissory Note at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty.

4.25% Bank Term Loans

During the year ended December 31, 2013, we purchased certain tangible and intangible assets including property and equipment of Y City Recycling LLC, a plastics recycling company (see Note 4), which were funded, in part, by term loans (the “Bank Term Loans”) made by The Community Bank in the aggregate principal amounts of $1,000,000 and $3,500,000. Each of the Bank Term Loans bears interest at 4.25% per annum and matures on November 15, 2018. With respect to principal payments under the Bank Loans, $100,000 is due on each of November 15, 2014 and 2015, $250,000 is due on each of November 15, 2016 and 2017, and the balance of the principal amounts outstanding under the Bank Term Loans is due on November 15, 2018. The Bank Term Loans may be prepaid in full or in part at any time without premium or penalty. The Community Bank may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the term of the Bank Term Loans at December 31, 2013.

The Bank Term Loans are secured by a security interested in all of the equipment we purchased pursuant to this transaction and in certain of our equipment located at our Waco, Texas facility.

Note 9 - 10% Convertible Redeemable Preferred Stock

The components of our Preferred Stock, classified as temporary equity in our balance sheet, are summarized as follows:

	December 31,	December 31,
	2013	2012

10% convertible preferred stock - face value	$6,946,230	$7,060,230
Unamortized discount	(221,386)	(1,137,618)
10% convertible preferred stock, net of discount	$6,724,844	$5,922,612

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

The Preferred Stock when issued was a hybrid instrument comprised of a (i) a preferred stock, (ii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”) and (iii) a warrant to purchase shares of our common stock to be issued if a certain revenue milestone (the “Revenue Milestone”) was not achieved (the “Make Good Warrant”), as an embedded derivative liability. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying preferred stock. Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not determinable, and since the fair value of the Make Good Warrants was deemed improbable, we did not record a derivative liability. See Note 7 for further discussion on these derivative liabilities.

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

During the year ended December 31, 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a conversion option to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good adjustment of the Conversion Rate to $1.00, at December 31, 2011 the conversion option was recalculated as if the $1.00 Conversion Rate was in affect at issuance which amounted to $2.1 million, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts are amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings. During the years ended December 31, 2013 and 2012 we amortized approximately $0.9 million and $1.1 million, respectively of these discounts to additional paid-in capital. At December 31, 2013, the unamortized Preferred Stock discount balance was approximately $221,400.

During the years ended December 31, 2013 and 2012, we issued 75,000 and 462,500 shares of our common stock, respectively upon conversion of 7,500 and 46,250 shares of our Preferred Stock, respectively.

The Preferred Stock outstanding at December 31, 2013, is convertible into 6.9 million shares of our common stock.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

Our dividend payable on December 31, 2013 was paid, in lieu of cash, with approximately 181,500 shares of common stock, which were issued subsequent to December 31, 2013.

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our Preferred Stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. See Note 8 for further discussion of derivative liabilities.

Note 10 - Stockholders’ Equity

On November 19, 2013 at our Annual Meeting of Shareholders, our shareholders approved an amendment to our existing Articles of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 250,000,000 shares. The amendment became effective upon the filing of the Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Colorado on November 20, 2013. Therefore, we are authorized to issue up to 250,000,000 shares of our common stock, no par value, and up to 2,500,000 shares of our preferred stock, no par value. There were 31,168,905 and 28,820,173 shares of common stock issued and outstanding at December 31, 2013 and 2012, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 694,623 and 706,023 shares of 10% convertible preferred stock at December 31, 2013 and 2012, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Year Ended December 31, 2013

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

During October 2013, we issued 347,039 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $176,990.

During October 2013, we issued 355,903 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $181,510.

During December 2013, we issued 75,000 shares of common stock to a consultant. The shares of common stock had a fair value on the date of issuance of $76,500, which was charged to general and administrative expenses in our statement of operations upon issuance.

During December 2013, we issued a total of 75,000 shares of common stock upon conversion of 7,500 shares of our 10% convertible preferred stock, with a value of $75,000.

During December 2013, we issued 300 shares of common stock upon a cashless exercise of a previously awarded stock option.

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

Note 11 - Share-based Compensation

Options

At our Annual Meeting of Shareholders during the year ended December 31, 2013, our shareholders approved an amendment to our 2010 Stock Plan to increase the number of shares of common stock reserved thereunder by 2,000,000 shares to a total of 5,000,000 shares. The exercise price of the options are established by the Board of Directors on the date of grant and are generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

During the year ended December 31, 2013, our 2003 Stock Plan expired and no further awards are allowed under that plan.

We estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for awards:

	For the Year Ended
	December 31,	December 31,
	2013	2012

Dividend yield	0%	0%
Expected volatility, in years	90%	125%
Risk-free interest rates	1.4% to 2.8%	0.8% to 0.9%
Expected lives, in years	5 to 10	5

For options awarded during the years ended December 31, 2013 and 2012, the weighted average fair value per share on grant date was $0.54 and $0.72, respectively.

During the years ended December 31, 2013 and 2012, we awarded options to purchase 3,085,000 and 300,000 shares, respectively of our common stock at a weighted average exercise price of $0.54 and $0.72 per share, respectively to employees, directors and consultants. The right to exercise these options is either immediately on the date of award or based on (i) service time and (ii) in certain instances the optionee’s achievement of specific objectives. We estimate the fair value on the date of grant for the service time-vested options awarded during the year and amortized that fair value over the service time requirement. For those option awards that vest on the optionee’s achievement of certain objectives, until it is probable that the optionee will achieve the specific objective, the award is not earned and the fair value of the option is not estimated nor charged to operating expenses. We use the Black-Scholes option pricing model to estimate fair value of each option awarded.

During the years ended December 31, 2013 and 2012, an aggregate of approximately $529,500 and $445,900 was recognized in operating expenses in relation to options.

The following table summarizes our stock option activity for the periods presented:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2012	5,886,261	$1.11
Granted	300,000	$0.72
Exercised	-	-
Cancelled	(476,136)	$1.15
Balance, December 31, 2012	5,710,125	$1.10
Granted	3,085,000	$0.54
Exercised	(300)	0.88
Cancelled	(1,292,404)	$0.36
Balance, December 31, 2013	7,502,421	$1.00

The following table summarizes options outstanding at December 31, 2013:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Shares	Exercise	Remaining	Intrinsic
	Issuable	Price	Term (Years)	Value

Exercisable	3,692,421	$1.02	3.5	$11,000
Not vested	3,810,000	$0.99	6.7	$35,000
Balance, December 31, 2013:	7,502,421	$1.00	5.1	$46,000

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the periods presented:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2012	5,452,141	$1.18
Granted	22,048,510	0.67
Exercised	-	-
Cancelled	(147,500)	2.25
Balance, December 31, 2012	27,353,151	$0.76
Granted	14,875,004	0.60
Exercised	(300)	0.88
Cancelled	(632,200)	1.56
Balance, December 31, 2013	41,595,655	$0.69

During the years ended December 31, 2013 and 2012, pursuant to our 8% convertible promissory notes, we issued warrants to purchase 14,875,004 and 17,820,470 shares, respectively of our common stock at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of approximately $334,100 and $443,300, respectively which were recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 7 and 8 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models.

During the year ended December 31, 2012 we issued warrants to purchase 166,675 shares of our common stock at exercise prices of $0.60 to the holders of our 10% convertible debentures pursuant to their amended terms. Since the fair value of those warrants was initially recorded as a derivative liability and charged to other expenses in our statement of operation upon the amendment of the debentures, upon issuance of the warrants, the fair value of approximately $57,000 was charged to the derivative liability and credited to equity. See Notes 6 and 7 for further discussion of these warrants.

During the year ended December 31, 2012 we issued warrants to purchase 300,000 shares of our common stock to consultants and advisors at weighted average exercise prices of $0.82 per share. These warrants had a fair value of approximately $78,600 at the date of grant which was charged to our statement of operations. For the warrants issued during the year ended December 31, 2012, we estimated the fair value of these warrants at their grant dates by using the Black-Scholes option pricing model with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of between 100% and 118%, (iii) risk-free interest rates of between 0.4% and 0.6%, and (iv) expected lives of three to five years.

During the year ended December 31, 2012, we issued warrants to purchase 3,761,365 shares of our common stock at an exercise price of $1.00 to the holders of our 10% convertible preferred stock pursuant to the terms of the agreement. When it was probable we would be required to issue these warrants, their fair value was estimated to be $2.4 million, which was recorded as a derivative liability and a charge to other expense in our statement of operations. We estimated the initial fair value of these warrants by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 110%, (iii) a risk-free interest rate 0.6%, and (iv) an expected life of fifty-one months. See Notes 7 and 8 for further discussion of these warrants. Upon issuance of the warrants, the derivative liability of $1.8 million was eliminated and a credit to equity was made.

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

	December 31,	December 31,
	2013	2012
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-
Provision for income tax, net	$-	$-

Income taxes related to our loss from operations differ from the amount computed using the federal statutory income tax rate as follows:

	December 31,	December 31,
	2013	2012

Tax benefit computed at the federal statutory rate	$(8,466,361)	$(1,901,595)
State income tax (benefit), net of federal income tax effect	(1,209,480)	(271,656)
Nondeductible permanent differences	6,042,555	(468,568)
Change in valuation allowance	3,633,286	2,641,819
Provision for income taxes	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2013 and 2012, we had available net operating loss carry forwards of $25.7 million and $17.9 million, respectively that expire through 2033.

Nondeductible permanent differences at December 31, 2013 and 2012 result from the recognition of the changes in fair value of derivative liabilities for financial reporting purposes, but will not be a deduction or income for tax purposes.

As of December 31, 2013 and 2012, our deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2013	2012

Deferred Tax Assets:
Non-cash interest expense	$1,677,305	$1,403,000
Share-based compensation	3,833,855	3,622,057
Other	254,740	254,740
Net operating loss carry forward	10,098,134	6,950,951
Less: Valuation allowance	(15,561,640)	(11,928,354)
	302,394	302,394
Deferred Tax Liabilities:
Property and equipment	(302,394)	(302,394)

Net deferred asset (liability)	$-	$-

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are current with our filing of our federal and state tax returns. Our income tax returns are open to examination by federal and state authorities, based on statute of limitations, which is three years. We do not have any amount recorded for any unrecognized tax benefits as of December 31, 2013 and 2012, nor did we record any amount for the implementation of ASC 740. Our policy is to record estimated interest and penalty related to underpayment of income taxes or unrecognized tax benefits as a component of our income tax provision. During the years ended December 31, 2013 and 2012, we did not recognize any interest or penalties in our statement of operations and there are no accruals for interest or penalties at December 31, 2013 or 2012.

Note 13 - Business Concentration

During the years ended December 31, 2013 and 2012, we sold our products to 58 and 33 different customers, respectively and with sales of our ECOTRAX rail ties to one customer representing approximately 46% and 58%, respectively of our total revenue.

Our purchases of raw materials and contract manufacturing services and products, was concentrated in approximately twenty vendors, during the years ended December 31, 2013 and 2012, of which the top five vendors approximated 59% and 52%, respectively of our purchases.

Note 14 - Commitments and Contingencies

Operating leases

During the year ended December 31, 2013, we entered into an assignment of the original lease for our recycled plastics processes facility, effective November 15, 2013 at a monthly lease payment of $25,750. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. Our rent expense, for the year ended December 31, 2013 was approximately $47,900 and our deferred rent at December 31, 2013 was approximately $9,300. This facility also serves as our corporate headquarters.

During the year ended December 31, 2013, we entered into a month-to-month lease for our production facility in Waco, Texas. Effective September 1, 2013, we signed a ten year lease for that facility which provides five additional five-year extensions. Monthly rent expense for the first year of the lease is $21,875. The lease includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 35-year term of the initial lease plus all extensions. Our rent expense, including the month-to-month arrangement, for the year ended December 31, 2013 was approximately $265,700 and our deferred rent at December 31, 2013 was approximately $69,600.

We lease office space in New Providence, New Jersey which previously served as our corporate headquarters, pursuant to a one-year extension of our prior three-year lease agreement for monthly lease payments of approximately $3,800. The lease expires on October 31, 2014.  Facility rent expense totaled approximately $45,000 for each year ended December 31, 20132 and 2012.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  For the years ended December 31, 2013 and 2012, we accrued royalties payable to Rutgers on product sales of approximately $93,400 and $86,400, respectively. In addition, for the years ended December 31, 2013 and 2012, since we did not meet the minimum royalty due pursuant to the license, we accrued approximately $106,600 and $113,600, respectively which was charged to operating expenses in our statement of operations.

We also pay a royalty for the use of certain production practices for a rail tie products. For the years ended December 31, 2013 and 2012, we paid approximately $83,000 and $76,400, respectively under this arrangement.

Litigation

From time to time we may be subject to various routine legal matters incidental to our business, but we do not believe that they would have a material adverse effect on our financial condition or results of operations.

Note 15 - Related Party Transactions

Perry Jacobson

Perry Jacobson was appointed to our board of directors on September 20, 2010.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Jacobson 12,500 shares of our 10% convertible redeemable preferred stock (the “Preferred Stock”) for $125,000. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Jacobson at a conversion price of $1.00 per share, as adjusted. Mr. Jacobson is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by Mr. Jacobson any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, Mr. Jacobson received a warrant to purchase 62,500 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933, as amended (the “Securities Act”) or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of December 31, 2013, Mr. Jacobson has received an aggregate of approximately 58,100 shares of common stock as dividend payments on the Preferred Stock held by him.

Samuel G. Rose and Julie Walters

Samuel G. Rose and Julie Walters beneficially own in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Rose 100,000 shares of our Preferred Stock for $1.0 million. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Rose at a conversion price of $1.00 per share, as adjusted. Mr. Rose is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by Mr. Rose any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, Mr. Rose received a warrant to purchase 500,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of December 31, 2013, Mr. Rose has received an aggregate of approximately 464,500 shares of common stock as dividend payments on the Preferred Stock held by them.

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

8% Convertible Promissory Notes. Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Rose Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Rose Demand Note at a rate of 8.0% per annum. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt, the Judy Lenkin Lerner Revocable Trust and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of December 31, 2013, we have issued and sold to Mr. Rose and Ms. Walters an aggregate principal amount of approximately $4,359,300 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, approximately 10,898,200 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes and the 8% Note Warrants issued at such closing, Mr. Rose converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Rose Demand Note and paid us in cash for the balance. As of December 31, 2013, Mr. Rose and Ms. Walters have received an aggregate of approximately 564,700 shares of common stock as interest payments under the 8% Notes held by them.

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

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which Mr. Rose and MLTM Lending LLC (the “Lenders”) have agreed to lend us up to $2,000,000 on a revolving basis. Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”).

Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement.

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to the Lenders an aggregate of 200,000 shares of common stock, of which Mr. Rose will receive 100,000, at signing of the Revolving Loan Agreement and prior to December 31, 2014 and December 31, 2015, up to a total of 600,000 shares of Common Stock.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

For the year ended December 31, 2013, we had paid Mr. Rose interest on the Revolving Loan Agreement of approximately $2,100, and subsequent to December 31, 2013, issued approximately 4,100 shares of common stock as payment of interest and issued the 100,000 shares of common stock due at signing.

TM Investments, LP

TM Investments, LP beneficially owns in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to TM Investments, LP, 150,000 shares of our Preferred Stock for $1,500,000. The Preferred Stock may be converted into shares of our common stock at any time by TM Investments, LP at conversion price of $1.00 per share, as adjusted. TM Investments, LP is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter. The Preferred Stock is redeemable for cash by TM Investments, LP any time after the three-year anniversary from the initial purchase. Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, in addition to the adjustment of the conversion price to $1.00, TM Investments, LP received a warrant to purchase 750,000 shares of our common stock which expires December 31, 2015, has an initial exercise price of $1.00 per share and provides for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act or are issuable without restriction pursuant to Rule 144 of the Securities Act. As of December 31, 2013, TM Investments, LP has received an aggregate of approximately 692,500 shares of common stock as dividend payments on the Preferred Stock that it holds.

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

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to MLTM Lending, LLC a Demand Note (the “MLTM Demand Note”) in the principal amount of $1,426,667. Interest accrued on the unpaid principal balance of the MLTM Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2013, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of approximately $4,038,400 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, approximately 10,096,100 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes and the 8% Note Warrants, MLTM Lending, LLC converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the MLTM Demand Note and paid us in cash for the balance. As of December 31, 2013, MLTM Lending, LLC has received an aggregate of approximately 510,800 shares of common stock as interest payments under the 8% Notes that it holds.

The terms of the 8% Notes and the 8% Note Warrants are described above.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which MLTM Lending LLC and Mr. Rose (the “Lenders”) have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM Lending, LLC will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”).

Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement.

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to the Lenders an aggregate of 200,000 shares of common stock, of which MLTM Lending, LLC will receive 100,000, at signing of the Revolving Loan Agreement and prior to December 31, 2014 and December 31, 2015, up to a total of 600,000 shares of Common Stock. As consideration for MLTM Lending, LLC providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of common stock valued at a price equal to the average of the Weighted Average Price of a share of Common Stock for the 20 consecutive trading days prior to the date of payment.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

For the year ended December 31, 2013, we had paid MLTM Lending, LLC interest on the Revolving Loan Agreement of approximately $2,300, the LC Sublimit commission fee of $10,000, and subsequent to December 31, 2013, issued approximately 4,400 shares of common stock as payment of interest and issued the 100,000 shares of common stock due at signing and approximately 20,100 shares of common stock as the LC Sublimit commission fee.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock, and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement.

8% Convertible Promissory Notes. Pursuant to the MOU, we issued to Mr. Kronstadt a demand promissory note (the “Kronstadt Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Kronstadt Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2013, we have issued and sold to Mr. Kronstadt an aggregate principal amount of approximately $4,359,300 of our 8% Notes and 8% Note Warrants to purchase, in the aggregate, approximately 10,898,200 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes and the 8% Note Warrants at such closing, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Kronstadt Demand Note and paid us in cash for the balance. As of December 31, 2013, Mr. Kronstadt has received an aggregate of approximately 549,400 shares of common stock as interest payments under the 8% Notes that it holds.

The terms of the 8% Notes and the 8% Note Warrants are described above..

Michael Dodd

Mr. Dodd, who was a member of our board of directors from September 2010 until his resignation in August 2012, was also serving as the Chief Executive Officer of 3D Global Solutions Inc. (3D).  3D provided professional program management services to governments, corporations and global organizations. During the year ended December 31, 2011, 3D purchased approximately $102,200 of our composite rail ties on terms similar to our other customers and which was never collected. We initiated legal action in an effort to collect the balance due and during the year ended December 31, 2013 we wrote the balance off against the allowance.

Note 16 - Subsequent Event

8% Convertible Promissory Notes

Subsequent to December 31, 2013, we issued and sold to certain investors, pursuant to a Note Purchase Agreement we entered into during the year ended December 31, 2012, an aggregate principal amount of $1,700,000 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 4,250,000 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants.

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

8% Convertible Note

Subsequent to December 31, 2013, we issued and sold to a certain investor an aggregate principal amount of $1,000,000 of our 8% convertible note which is initially convertible into shares of our common stock, at a conversion price equal to $0.74 per share of common stock, subject to adjustment as provided on the terms of the 8% convertible note, and associated warrants to purchase, in the aggregate, 900,901 shares of common stock, subject to adjustment as provided on the terms of the warrant.

The 8% convertible note, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of November 25, 2018 or upon the occurrence of an Event of Default (as defined in the 8% convertible note). We may prepay the 8% convertible note, in whole or in part, upon 60 calendar days prior written notice to the holder thereof. Interest accrues on the 8% convertible note at a rate of 8.0% per annum, payable during the first three years that the 8% convertible note is outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the 8% convertible note. During the first three years that the 8% convertible note is outstanding, interest that accrues under the 8% convertible note shall be payable in shares of common stock.

The related warrant is exercisable at an exercise price of $1.11 per share of common stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of common stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the 8% convertible note to which the applicable warrant is related has been repaid in full.

