Form 10-Q
period 2014-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2014-05-15
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:     0-13111

AXION INTERNATIONAL HOLDINGS, INC

(Exact name of registrant as specified in its charter)

Colorado	84-0846389
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

4005 All American Way, Zanesville, Ohio 43701

(Address of principal executive offices)

740-452-2500

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

Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, without par value, as of May 14, 2014 was 32,747,744.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,329,433	$883,936
Accounts receivable, net of allowance	1,387,663	888,214
Inventories	3,487,757	3,955,515
Prepaid expenses and deposits	220,890	280,140
Total current assets	6,425,743	6,007,805

Property and equipment, net	8,022,526	7,899,486

Goodwill	1,492,132	1,492,132
Intangible assets	590,250	610,000

Total assets	$16,530,651	$16,009,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,864,907	$1,879,760
Accrued liabilities	1,115,669	896,740
Derivative liabilities – 8% convertible promissory notes	11,755,000	17,190,000
Current portion of long term debt	185,989	185,347
Total current liabilities	14,921,565	20,151,847

8% convertible promissory notes, net of discounts	12,688,567	11,030,913
12% revolving credit agreement, net of discounts	1,930,329	1,873,716
4.25% bank term loans	4,400,000	4,400,000
Other debt	258,104	300,127
Fair value of 10% convertible preferred stock warrants	175,221	296,194
Total liabilities	34,373,786	38,052,797

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 694,623 shares issued and outstanding at March 31, 2014 and December 31, 2013, net of discounts	6,946,230	6,724,844

Stockholders' deficit:
Common stock, no par value; authorized, 250,000,000 shares; 31,922,419 and 31,168,905 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	30,909,662	30,500,445
Accumulated deficit	(55,699,027)	(59,268,663)
Total stockholders' deficit	(24,789,365)	(28,768,218)
Total liabilities and stockholders' deficit	$16,530,651	$16,009,423

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2014	2013

Revenue	$4,850,943	$1,759,635
Costs of sales:
Production	5,607,425	1,522,421
Excess capacity	465,666	-
Gross margin (loss)	(1,222,148)	237,214

Operating expenses:
Product development and quality management	79,482	218,223
Marketing and sales	300,711	244,929
General and administrative	980,434	718,111
Total operating expenses	1,360,627	1,181,263

Loss from operations	(2,582,775)	(944,049)

Other (income) expenses:
Interest expense	383,657	172,404
Amortization of debt discount	436,409	143,891
Change in fair value of derivative liabilities	(6,972,477)	5,609,724
Total other (income) expenses	(6,152,411)	5,926,019

Net income (loss)	3,569,636	(6,870,068)
Accretion of preferred stock dividends and beneficial conversion feature	(381,183)	(410,830)
Net income (loss) attributable to common shareholders	$3,188,453	$(7,280,898)

Weighted average common shares -
Basic	31,874,213	28,862,062
Diluted	90,963,201	28,862,062
Net income (loss) per share -
Basic	$0.10	$(0.25)
Diluted	0.04	(0.25)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2014 THROUGH MARCH 31, 2014

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2014	31,168,905	$30,500,445	$(59,268,663)	$(28,768,218)

Shares issued as payment in kind for dividends	181,531	183,346		183,346
Shares issued as payment in kind for interest	464,522	385,269		385,269
Share-based compensation	107,461	221,785		221,785
Dividend on 10% convertible preferred stock		(159,797)		(159,797)
Amortization of beneficial conversion feature of 10% convertible preferred stock		(221,386)		(221,386)
Net income			3,569,636	3,569,636

Balance, March 31, 2014	31,922,419	$30,909,662	$(55,699,027)	$(24,789,365)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2014	2013
Cash flow from operating activities:
Net income (loss)	$3,569,636	$(6,870,068)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	254,815	24,376
Amortization of identifiable intangible assets	19,750	-
Amortization of convertible debt discount	379,795	143,891
Amortization of revolving credit agreement discount	56,613	-
Change in fair value of derivative liabilities	(6,851,504)	5,475,424
Change in fair value of 10% convertible preferred stock warrants	(120,973)	134,300
Interest expense paid in shares of common stock	385,269	-
Share-based compensation	221,785	97,148
Changes in operating assets and liability:
Accounts receivable	(499,449)	(359,862)
Inventories	467,758	590,812
Prepaid expenses and deposits	59,250	127,961
Accounts payable	(14,853)	(178,735)
Accrued liabilities	242,478	(127,368)
Net cash used in operating activities	(1,829,630)	(942,121)

Cash flows from investing activities:
Purchase of property and equipment	(377,855)	(15,622)
Net cash used in investing activities	(377,855)	(15,622)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	2,694,363	1,750,001
Repayments of other debt	(41,381)	-
Net cash provided by financing activities	2,652,982	1,750,001

Net increase in cash	445,497	792,258
Cash and cash equivalents at beginning of period	883,936	346,905
Cash and cash equivalents at end of period	$1,329,433	$1,139,163

Supplemental disclosures of cash flow information:
Cash paid for interest	$75,312	$610
Conversion of 10% convertible preferred stock and debt	-	39,000
Dividends on 10% convertible preferred stock	159,797	181,529
Amortization of 10% convertible preferred stock discount	221,386	229,301
Fair value of warrants issued with 8% convertible promissory notes	391,365	249,151
Fair value of conversion option of 8% convertible promissory notes	1,025,139	545,425

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

Axion Recycled Plastics Incorporated, an Ohio corporation and a recently created direct wholly-owned subsidiary of Axion, was established to purchase certain tangible and intangible assets of a plastics recycling company during November 2013.

We are a green technology company, which through two business segments deliver tested, proven and superior green solutions to plastics manufacturers and infrastructure needs around the globe. Through Axion International, Inc., our engineered products business segment, we manufacture, market and sell ECOTRAX TM - our composite rail ties and STRUXURE TM - our structural building products, such as heavy- and light-equipment construction mats, boards, pilings, I-beams, and T-beams. Axion Recycled Plastics Incorporated, our reprocessed plastics business segment, repurposes waste plastics into re-useable plastic raw materials, which are sold to manufactures or transferred to our engineered products facility for use in the production of our engineered products. Both our ECOTRAX and STRUXURE products are based upon patented technology and are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, impervious to moisture, do not leach chemicals and are resistant to insects and rot. Our engineered products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with Rule S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q, and accordingly, they do not include all of the information and footnotes which may be required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  We did not provide for an allowance at March 31, 2014 and December 31, 2013.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	March 31, 2014	December 31, 2013
Equipment	$17,969	$18,700
Machinery and equipment	9,176,689	8,803,087
Purchased software	165,205	145,622
Furniture and fixtures	-	14,599
Subtotal – property and equipment, at cost	9,359,863	8,982,008
Less accumulated depreciation	(1,337,337)	(1,082,522)
Net property and leasehold improvements	$8,022,526	$7,899,486

Depreciation expense charged to income during the three months ended March 31, 2014 and 2013 was approximately $254,800 and $24,400, respectively.

(e)	Exclusive Agreement

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

Royalties incurred and payable to Rutgers, for the three months ended March 31, 2014 and 2013 were $50,000, respectively.

(f)	Definite Life Intangible Assets

In accordance with FASB ASC topic, “Goodwill and Other Intangible Assets”, acquired intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable.

(g)	Indefinite Life Intangible Assets - Goodwill

In accordance with the FASB ASC topic, “Goodwill and Other Intangible Assets”, indefinite life assets, such as goodwill, acquired as a result of a business acquisition and which are not subject to amortization are tested for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The fair value is determined by subtracting the fair value of all the identified tangible and intangible assets included in the business acquisition from the fair value of the purchase price.

(h)	Revenue and Related Cost Recognition

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

Historically, we have not had significant warranty replacements, but during the year ended December 31, 2013 due to the improper installation of certain of our rail ties, we agreed to replace and have installed the replacement rail ties. We do not anticipate additional situations where we might again replace improperly installed products and therefore do not provide for future warrant expenses.

(i)	Income Taxes

Income tax provision consists of federal and state corporate income taxes resulting from our operations in the United States. The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because we have historically maintained a full valuation allowance on our deferred tax assets and to a lesser extent because of the impact of state income taxes. As described in our Form 10-K for the year ended December 31, 2013, we maintain a full valuation allowance in accordance with ASC 740, “Accounting for Income Taxes”, on our net deferred tax assets. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

We are current with the filing of our federal and state income tax returns. Our income tax returns are open to examination by federal and state authorities, based on statute of limitations, which is three years.

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

(l)	Earnings and Loss Per Share

Basic earnings or loss per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share include the effects on our weighted average number of common shares outstanding of the potential dilution of (i) outstanding options and warrants, as determined using the treasury stock method and (ii) convertible securities as determined using the as-if converted method. For the three months ended March 31, 2013 there was no dilutive effects of such securities as we incurred a net loss for that period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014:

Numerator for basic earnings per share calculation - income attributable to common shareholders	$3,188,453
Interest on 8% convertible promissory notes	265,882
Dividends for 10% convertible preferred stock	159,797
Accretion of discount on 10% convertible preferred stock	221,386
Numerator for diluted earnings per share calculation - income attributable to common shareholders	$3,835,518

Denominator for basic earnings per share - weighted-average shares outstanding	31,874,213
Incremental shares attributable to:
Options and warrants	13,845,932
8% convertible promissory notes	38,296,826
10% convertible preferred stock	6,946,230
Denominator for diluted earnings per share	90,963,201

Basic earnings per share	$0.10

Diluted earnings per share	$0.04

(m)	Fair Value of Financial Instruments

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

We maintain our cash with two major U.S. domestic banks. The amount held in both of the banks exceeds the insured limit of $250,000 from time to time. The amount which exceeded the insured limit was approximately $1.2 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively.  We have not incurred losses related to these deposits.

(o)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At March 31, 2014, we had a working capital deficit of $8.5 million, a stockholders’ deficit of $24.8 million and have accumulated losses to date of $55.7 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations.   We may seek additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

In order to position our strategic focus to allow our CODM and management to make business decisions, we report two segments – Axion Recycled Plastics, our reprocessed plastics segment and Axion International, our engineered products segment. Decisions regarding allocation of resources and investment of capital are made and will be made based on the reportable segments contribution to the financial success of the consolidated enterprise.

We report in these two segments in addition to corporate. The segments are:

• Our reprocessed plastics segments typically purchases various plastic wastes and through its efforts, reprocesses that plastic waste into flakes or pellets which become raw material for other manufacturers, our customers. In certain situations we will apply our processes to our customers inventory of plastic waste, and return it to them including and charge them for our tolling effort.

• Our engineered products segment takes certain recycled plastics and plastic composites, and through a proprietary extrusion process, manufactures rail ties, construction mats, boards, I-beams, etc. through two product lines. Our ECOTRAX product line primarily serves the rail industry by selling all lengths of rail ties. Our STRUXURE product line sells products supporting other infrastructure requirements, with a current focus on heavy- and light-equipment construction mats and temporary highway mats.

The significant accounting policies of each segment are the same as those described in note 1.

Segment Reporting - For the Three Months Ended March 31, 2014

	Engineered	Reprocessed	Corporate
	Products	Plastics	Activities	Combined

Statement of Operations
Revenue	$2,776,563	$2,074,380	$-	$4,850,943
Costs of sales:
Production	2,790,395	$2,817,030		5,607,425
Excess capacity	465,666			465,666
Gross margin (loss)	(479,498)	(742,650)	-	(1,222,148)

Prod dev & quality mgt			79,482	79,482
Marketing & sales			300,711	300,711
General & admin			980,434	980,434
Total op expenses	-	-	1,360,627	1,360,627

Loss from operations	(479,498)	(742,650)	(1,360,627)	(2,582,775)

Interest expense			383,657	383,657
Amortization of debt discounts			436,409	436,409
Change in FV of deriv liab			(6,972,477)	(6,972,477)
Total other (income) expense	-	-	(6,152,411)	(6,152,411)

Net income (loss)	$(479,498)	$(742,650)	$4,791,784	$3,569,636

Total assets	$6,185,061	$8,515,377	$1,830,213	$16,530,651

(1) Since the acquisition of the plastics recycling company which provided the second segment to our business was acquired in November 2013, we did not report segment information for the three months ended March 31, 2013.

Note 4 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories consisted of:

	March 31, 2014	December 31, 2013

Finished products	$2,224,520	$2,930,753
Production materials	1,263,237	1,024,762
Total inventories	$3,487,757	$3,955,515

Since we engaged third-party contract manufacturers to produce our finished products in the past, certain inventories at March 31, 2014 and December 31, 2013 are located at the third-party contract manufacturing locations. We carry adequate insurance for loss on this inventory.

Note 5 - Accrued Liabilities

The components of accrued liabilities are:

	March 31, 2014	December 31, 2013
Royalties	$325,407	$235,772
Interest	309,828	248,763
10% convertible preferred stock dividends	159,797	183,346
Rent	145,073	78,797
Payroll	121,820	119,937
Miscellaneous	53,744	30,125
Total accrued liabilities	$1,115,669	$896,740

Note 6 - Derivative Liabilities

8% Convertible Promissory Notes – Conversion Option and Warrants

Prior to, and during the three months ended March 31, 2014, we issued 8% convertible promissory notes (the “8% Notes”). See Note 7 for further discussion. The 8% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes, into shares of our common stock. The 8% Notes were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The fair value of the conversion option derivative liability on the dates of issuance during the three months ended March 31, 2014 and the aggregate fair value of all the conversion options on March 31, 2014 was $1.0 million and $8.4 million, respectively. The decrease in fair value of $5.0 million during the three months ended March 31, 2014 was recorded as a change in derivative liability in the statement of operations. The fair value of the warrants derivative liability on the various dates of issuance during the three months ended March 31, 2014 and the aggregate fair value of all the warrants issued on March 31, 2014 was $0.4 million and $3.4 million, respectively. The decrease in fair value of $1.8 million during the three months ended March 31, 2014 was recorded as a change in fair value of derivative liability in the statement of operations.

The estimated fair values of the derivative liabilities for the conversion options on the 8% Notes issued during the three months ended March 31, 2014 and the warrants issued therewith, were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	March 31, 2014

Volatility	40.0% to 45.0%	45.0%
Risk-free interest rate	0.2% to 0.3%	0.2%
Dividend yield	0.0%	0.0%
Expected life	1.4 to 1.6 years	1.4 years

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the fair value at March 31, 2014 of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 90%, (iii) a risk-free interest rate 0.4%, and (iv) an expected life of approximately two years. The fair value of the warrant liability at March 31, 2014 and December 31, 2013 was approximately $175,200 and $296,200, respectively and we recognized a credit to our statement of operations for the decrease in fair value of the warrant liability for the three months ended March 31, 2014 of approximately $121,000.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of March 31, 2014 and December 31, 2013 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of March 31, 2014
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$8,404,000	$8,404,000
Warrants	-	-	3,351,000	3,351,000
Derivative liabilities - Current	-	-	11,755,000	11,755,000

Placement agent warrants - Non-current	-	-	175,221	175,221

Derivative liabilities - Total	$-	$-	$11,930,221	$11,930,221

	As of December 31, 2013
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$12,400,000	$12,400,000
Warrants	-	-	4,790,000	4,790,000
Derivative liabilities - Current	-	-	17,190,000	17,190,000

Placement agent warrants - Non-current	-	-	296,194	296,194

Derivative liabilities - Total	$-	$-	$17,486,194	$17,486,194

The following table is a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value during the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014

	Balance -	Fair Value of		Balance -
	January 1,	Derivative	Change in	March 31,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$12,400,000	$1,025,139	$(5,021,139)	$8,404,000
Warrants	4,790,000	391,365	(1,830,365)	3,351,000

Derivative liabilities - Current	17,190,000	1,416,504	(6,851,504)	11,755,000

Placement agent warrants - Non-current	296,194	-	(120,973)	175,221
Derivative liabilities - Total	$17,486,194	$1,416,504	$(6,972,477)	$11,930,221

	For the Three Months Ended March 31, 2013

	Balance -	Fair Value of		Balance -
	January 1,	Derivative	Change in	March 31,
	2013	Liability	Fair Value	2013

8% Convertible promissory notes:
Conversion option	$610,000	$545,425	$3,634,575	$4,790,000
Warrants	220,000	249,151	1,840,849	2,310,000

Derivative liabilities - Current	830,000	794,576	5,475,424	7,100,000

Placement agent warrants - Non-current	81,716	-	134,300	216,016
Derivative liabilities - Total	$911,716	$794,576	$5,609,724	$7,316,016

Note 7 - Debt

The components of our convertible debt are summarized as follows:

	Due	March 31, 2014	December 31, 2013
8% convertible promissory notes	Beginning in August 2017	$15,778,188	$13,078,188
12% revolving credit facility	December 31, 2015	2,000,000	2,000,000
3% promissory note	February 1, 2018	344,093	385,474
4.25% bank term loans	November 15, 2018	4,500,000	4,500,000
Subtotal		22,622,281	19,963,662
Less debt discount		(3,159,292)	(2,173,559)
Subtotal – net of debt discount		19,462,989	17,790,103
Less current portion		185,989	185,347
Total – long term debt		$19,277,000	$17,604,756

8% Convertible Promissory Notes

During the three months ended March 31, 2014 pursuant to the same terms of our existing 8% convertible promissory notes (the “Notes”), we issued and sold to Melvin Lenkin and Samuel Rose collectively the “Investors”, (see Note 14 regarding related party transactions) and an unaffiliated investor (i) an aggregate principal amount of $1,700,000 and $1,000,000, respectively of our Notes which are initially convertible into shares of our common stock at a conversion price equal to $0.40 and $0.74, respectively per share of common stock, subject to adjustment as provided on the terms of the Notes, and (ii) associated warrants to purchase, in the aggregate, 5,601,352 shares of common stock, subject to adjustment as provided on the terms of the warrants.

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

Interest expense for the three months ended March 31, 2014 and accrued at March 31, 2014 of approximately $265,900 was paid with 359,300 shares of common stock, in lieu of cash, which were issued subsequent to March 31, 2014.

Of the 5,601,352 warrants, 4,250,000 are exercisable at an exercise price of $0.60 per share of common stock and the remainder of 1,351,352 are exercisable at an exercise price of $1.11 per share of common stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of common stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the Note to which the applicable warrant is related has been repaid in full.

The issuance costs of approximately $130,300, plus the fair values of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 8% Notes. During the three months ended March 31, 2014 and 2013, we amortized approximately $379,800 and $143,900, respectively of the discount to other expenses in our statement of operations. See Note 6 for further discussion of these derivative liabilities.

12% Revolving Credit Agreement

During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) with MLTM Lending, LLC, a Maryland limited liability company (“MLTM”), and Samuel G. Rose (“Rose” and together with MLTM, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of our common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of our common stock for 20 consecutive trading days prior to the interest payment date. Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). During the year ended December 31, 2013, we borrowed $2,000,000 less fees, under the Revolving Loan Agreement which remained outstanding through March 31, 2014.

As consideration for the revolving loans extended under the Revolving Loan Agreement, with respect to the year ending December 31, 2013, and prior to each of December 31, 2014 and 2015, we are required to issue to the Lenders an aggregate of 200,000 shares of our common stock during each such calendar year, up to a total of 600,000 shares of our common stock. As consideration for MLTM providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of our common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of our common stock valued at a price equal to the average of the Weighted Average Price of a share of our common stock for the 20 consecutive trading days prior to the date of payment. The payment of the letter of credit commission fee in cash and the issuance of the shares of common stock in payment of these fees results in additional interest expense.

Interest expense for the three months ended March 31, 2014 of approximately $67,100 included $30,000 paid in cash or to be paid in cash and the balance of $37,100 to be paid in shares of common stock.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we and the Lenders entered into a Security Agreement pursuant to which the Borrowers were granted a security interest and lien in all of our accounts receivable and inventory to secure the Borrowers’ obligations under the Revolving Loan Agreement.

The issuance costs of approximately $7,800, plus the fair values of the shares of our common stock issued as consideration for the revolving loans and the letter of credit support, were recorded as a discount to the revolving loans. This debt discount is amortized to other expenses in our statement of operations over the twelve month period ended November 30, 2014. During the three months ended March 31, 2014, we amortized approximately $56,600 of the discount to other expenses in our statement of operations. At March 31, 2014, the unamortized discount was approximately $69,700.

3% Promissory Note

On November 15, 2013, our subsidiary, Axion Recycled Plastics Incorporated (“Axion Recycling”), entered into an Asset Purchase Agreement (the “Purchase Agreement”), among Y City Recycling, LLC (“Y City”), and Brian Coll and Renee Coll (collectively, the “Sellers”). See note 3. Pursuant to the terms of the Purchase Agreement, Axion Recycling acquired certain assets from the Sellers relating to the operation of Y City’s recycled plastics facility located in Zanesville, Ohio (the “Facility”). As a component of the consideration paid by Axion Recycling for these asset was the assumption of a 3% promissory note (the “Promissory Note”) with a remaining principal balance of approximately $344,100 as of March 31, 2014. The principal and interest at 3% per annum, is payable in eighty-four monthly installments with the last installment due on February 1, 2018.

The payment of the Promissory Note and all interest thereon is secured by a first interest in certain equipment owned by Axion Recycling. We may prepay the Promissory Note at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty.

Interest expense for the three months ended March 31, 2014 of approximately $2,900 was paid in cash.

4.25% Bank Term Loans

During the year ended December 31, 2013, we purchased certain tangible and intangible assets including property and equipment of Y City Recycling LLC, a plastics recycling company, which were funded, in part, by term loans (the “Bank Term Loans”) in the aggregate principal amounts of $1,000,000 and $3,500,000. Each of the Bank Term Loans bears interest at 4.25% per annum and matures on November 15, 2018. With respect to principal payments under the Bank Loans, $100,000 is due on each of November 15, 2014 and 2015, $250,000 is due on each of November 15, 2016 and 2017, and the balance of the principal amounts outstanding under the Bank Term Loans is due on November 15, 2018. The Bank Term Loans may be prepaid in full or in part at any time without premium or penalty. The holder may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the term of the Bank Term Loans at March 31, 2014.

The Bank Term Loans are secured by a security interested in all of the equipment we purchased pursuant to this transaction and in certain of our equipment located at our Waco, Texas facility.

Interest expense for the three months ended March 31, 2014 of approximately $47,800 was paid in cash.

Note 8 - 10% Convertible Redeemable Preferred Stock

The components of our 10% convertible preferred stock, classified as temporary equity in our balance sheet, are summarized as follows:

	March 31,	December 31,
	2014	2013
10% convertible preferred stock - face value	$6,946,230	$6,946,230
Unamortized discount	-	(221,386)
10% convertible preferred stock, net of discount	$6,946,230	$6,724,844

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

The Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty consecutive trading days and during such sixty-day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended. The Preferred Stock is redeemable for cash by the holder any time after the three-year anniversary from the initial purchase. Since the first purchases of the Preferred Stock were during March 2011, certain holders of the Preferred Stock have the right to redeem their Preferred Stock during the three months ended March 31, 2014 and the remainder may redeem in April 2014. We are currently negotiating with holders of our Preferred Stock to extend the date on which they may redeem for cash. Through March 31, 2014, no redemptions have been made.

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

During the year ended December 31, 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a conversion option to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good adjustment of the Conversion Rate to $1.00, at December 31, 2011 the conversion option was recalculated as if the $1.00 Conversion Rate was in affect at issuance which amounted to $2.1 million, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts are amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings. For the three months ended March 31, 2014 and 2013 we amortized approximately $221,400 and $229,300, respectively of these discounts to additional paid-in capital. At March 31, 2014, the Preferred Stock discount was fully amortized.

During the three months ended March 31, 2013, we issued 39,000 shares of our common stock upon conversion of 3,900 shares of our Preferred Stock. There were no conversions during the three months ended March 31, 2014.

The Preferred Stock outstanding at March 31, 2014, is convertible into 6.9 million shares of our common stock.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

Our dividend payable on March 31, 2014 of approximately $159,800 was paid, in lieu of cash, with approximately 215,900 shares of common stock, which were issued subsequent to March 31, 2014.

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

Note 9 - Stockholders’ Equity

We are authorized to issue up to 250,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 31,922,419 and 31,168,905 shares of common stock issued and outstanding at March 31, 2014 and December 31, 2013, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 694,623 shares of 10% convertible preferred stock at both March 31, 2014 and December 31, 2013. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Three Months Ended March 31, 2014

During January 2014, we issued 181,531 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $183,346.

During January 2014, we issued 235,853 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $235,853.

During January 2014, we issued 107,461 shares of common stock upon cashless exercise of a previously awarded stock options and warrants.

During January 2014, we issued 220,147 shares of common stock as payment of various commitment fees pursuant to our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $140,894.

During January 2014, we issued 8,522 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $8,522.

Note 10 - Share-based Compensation

Options

At our Annual Meeting of Shareholders during the year ended December 31, 2013, our shareholders approved an amendment to our 2010 Stock Plan to increase the number of shares of common stock reserved thereunder by 2,000,000 shares. In addition, during the three months ended March 31, 2014 the board approved an additional 2,000,000 shares to be available for award under the 2010 Stock Plan, subject to shareholder approval, which brought the total available for award under the 2010 Stock Plan to 7,000,000 shares. The exercise price of an option is established by the Board of Directors on the date of grant and is generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

During the year ended December 31, 2013, our 2003 Stock Plan expired and no further awards are allowed under that plan.

During the three months ended March 31, 2014, we awarded options to purchase 175,000 shares of our common stock at a weighted average exercise price of $0.54 to an employee and two of our directors. The right to exercise these options is on the date of award. We estimated the fair value of these options to be approximately $102,500 and which was charged to expense in our statement of operations during the period. We use the Black-Scholes option pricing model to estimate the fair values, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rates of 1.5%, and (iv) expected lives of five years.

Certain options awarded prior to the three months ended March 31, 2014 are amortized over vesting periods encompassing the three months ended March 31, 2014, and we charged to operating expenses approximately $49,500 during the three months ended March 31, 2014.

The following table summarizes our stock option activity for the three months ended March 31, 2014:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2014	7,502,421	$1.00
Granted	175,000	0.54
Exercised	(23,693)	0.88
Cancelled	(162,532)	0.88
Balance, March 31, 2014	7,491,196	$1.00

The following table summarizes options outstanding at March 31, 2014:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Shares	Exercise	Remaining	Intrinsic
	Issuable	Price	Term (Years)	Value

Exercisable	4,081,196	$0.98	3.9	$191,000
Not vested	3,410,000	1.03	6.4	452,400
Balance, March 31, 2014:	7,491,196	$1.00	5.0	$643,400

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the three months ended March 31, 2014:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2014	41,595,655	$0.69
Granted	5,310,901	0.74
Exercised	(83,768)	0.60
Cancelled	(1,235,309)	0.89
Balance, March 31, 2014	45,587,479	$0.69

The following table sets forth the warrants outstanding at March 31 2014:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible debenture - bonus warrants	305,566	$0.60
10% convertible preferred stock – warrants	3,761,365	1.00
8% convertible promissory notes – warrants	37,846,375	0.60
Consultants	3,674,173	1.17
Total	45,587,479	$0.69

During the three months ended March 31, 2014, pursuant to our 8% convertible promissory notes, we issued warrants to purchase 5,150,901 shares of our common stock pursuant to our issuance and sale of our 8% convertible promissory notes, at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of approximately $391,400 which was recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 6 and 7 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models.

During the three months ended March 31, 2014, we issued a warrant to purchase 160,000 shares of our common stock at an exercise price of $1.20 in payment of amounts due a consultant. We estimated the fair value of this warrant to be approximately $84,700, which was charged to expense in our statement of operations during the period. We used the Black-Scholes option pricing model to estimate the fair value, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rate of 0.8%, and (iv) an expected life of three years.

In addition, the fair value of a previously issued warrant which is being amortized over a service period spanning multiple reporting periods, is revalued using the Black-Scholes option pricing model, at the end of each reporting period. During the three months ended March 31, 2014, we decreased the fair value by approximately $14,900 and recorded a charge in our statement of operations.

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

As of December 31, 2013, we had U.S. federal net operating loss carryforwards of approximately $25.7 million, which, if unused, expire through 2033. We do not believe that we have had a change in control as defined by Section 382 of the Internal Revenue Code, which could potentially limit our ability to utilize these net operating losses. At December 31, 2013, we recorded a valuation allowance against the full amount of our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Note 12 - Business Concentration

During the three months ended March 31, 2014 and 2013, we sold our ECOTRAX rail ties to one customer representing approximately 29% and 24%, respectively of our total revenue.

Note 13 - Commitments and Contingencies

Operating leases

During the year ended December 31, 2013, we entered into an assignment of the original lease for our recycled plastics processes facility, effective November 15, 2013 at a monthly lease payment of $25,750. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. Our rent expense, for the three months ended March 31, 2014 was approximately $95,800 and our deferred rent at March 31, 2014 was approximately $27,800. This facility also serves as our corporate headquarters.

Effective September 1, 2013, we signed a ten year lease for our production facility in Waco, Texas which provides five additional five-year extensions. Monthly rent expense for the first year of the lease is $21,875. The lease includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 35-year term of the initial lease plus all extensions. Our rent expense for the three months ended March 31, 2014 was approximately $113,400 and our deferred rent at March 31, 2014 was approximately $117,300.

We lease office space in New Providence, New Jersey which previously served as our corporate headquarters, pursuant to a one-year extension of our prior three-year lease agreement for monthly lease payments of approximately $3,800. The lease expires on October 31, 2014. Facility rent expense totaled approximately $11,400 for the three months ended March 31, 2014.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  For the three months ended March 31, 2014 and 2013, we accrued royalties payable to Rutgers on product sales of approximately $44,400 and $27,400, respectively. In addition, for the three months ended March 31, 2014 and 2013, since we did not meet the minimum royalty due pursuant to the license, we accrued approximately $5,600 and $22,600, respectively which was charged to operating expenses in our statement of operations.

We also pay a royalty for the use of certain production practices for a rail tie products. For the three months ended March 31, 2014 and 2013, we paid approximately $39,600 and $26,800, respectively under this arrangement.

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

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Rose 100,000 shares of our Preferred Stock for $1.0 million. See Note 8 for a complete description of our Preferred Stock. Including the dividend accrued through March 31, 2014, Mr. Rose has received an aggregate of approximately 495,600 shares of common stock as dividend payments, on the Preferred Stock held by them.

8% Convertible Promissory Notes. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt, the Judy Lenkin Lerner Revocable Trust and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of March 31, 2014, we have issued and sold to Mr. Rose and Ms. Walters an aggregate principal amount of approximately $5,209,300 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, approximately 13,023,200 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. See Note 7 for a complete description of our 8% Notes. Including the interest accrued on our 8% Notes through March 31, 2014, Mr. Rose and Ms. Walters have received an aggregate of approximately 678,200 shares of common stock as interest payments under the 8% Notes held by them.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which Mr. Rose and MLTM Lending LLC (the “Lenders”) have agreed to lend us up to $2,000,000 on a revolving basis. Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. See Note 7 for a complete description of our Revolving Loan Agreement.

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to the Lenders an aggregate of 200,000 shares of common stock at signing of the Revolving Loan Agreement, of which during the three months ended March 31, 2014, Mr. Rose received 100,000, and prior to December 31, 2014 and December 31, 2015 the Lenders will receive an additional 200,000, up to a total of 600,000 shares of common stock.

We paid Mr. Rose the interest due for the three months ended March 31, 2014 on the Revolving Loan Agreement with $10,000 in cash, and subsequent to March 31, 2014, issued approximately 25,200 shares of common stock.

TM Investments, LP

TM Investments, LP beneficially owns in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to TM Investments, LP, 150,000 shares of our Preferred Stock for $1,500,000. See Note 8 for a complete description of our Preferred Stock. Including the dividend accrued through March 31, 2014, TM Investments, LP has received an aggregate of approximately 739,200 shares of common stock as dividend payments, on the Preferred Stock held by them.

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

8% Convertible Promissory Notes. Pursuant to the Purchase Agreement, as of March 31, 2014, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of approximately $4,888,400 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, approximately 12,221,100 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. See Note 7 for a complete description of our 8% Notes. Including the interest accrued on our 8% Notes through March 31, 2014, MLTM Lending, LLC has received an aggregate of approximately 617,600 shares of common stock as interest payments under the 8% Notes held by them.

Revolving Credit and Letter of Credit Support Agreement .. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which MLTM Lending LLC and Mr. Rose (the “Lenders”) have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM Lending, LLC will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. See Note 7 for a complete description of our Revolving Loan Agreement.

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to the Lenders an aggregate of 200,000 shares of common stock, of which MLTM Lending, LLC received 100,000, at signing of the Revolving Loan Agreement and prior to December 31, 2014 and December 31, 2015, up to a total of 600,000 shares of Common Stock. As consideration for MLTM Lending, LLC providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of common stock valued at a price equal to the average of the Weighted Average Price of a share of Common Stock for the 20 consecutive trading days prior to the date of payment.

We paid MLTM Lending, LLC the interest due for the three months ended March 31, 2014 on the Revolving Loan Agreement with $10,000 in cash, and subsequent to March 31, 2014, issued approximately 25,200 shares of common stock.

Note 15 – Subsequent Events

8% Convertible Promissory Notes

Subsequent to March 31, 2014, we issued and sold to a certain investor, pursuant to a Note Purchase Agreement we entered into during the year ended December 31, 2012, an aggregate principal amount of $850,000 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 2,125,000 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. See Note 7 for a complete description of our 8% Notes.

10% Convertible Redeemable Preferred Stock

During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible redeemable preferred stock (the “Preferred Stock”) and we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. As of March 31, 2014, 694,623 shares of Preferred Stock remain outstanding. The Preferred Stock is redeemable for cash by the holder any time after the three-year anniversary from the initial purchase. The first purchases of the Preferred Stock were during March 2011 with the balance purchased in April 2011. Therefore, certain holders of the Preferred Stock have the right to redeem their Preferred Stock beginning during the three months ended March 31, 2014 and the remainder may redeem beginning in April 2014.

Subsequent to March 31, 2014, in exchange for extending the redemption date to after December 31, 2016, we’ve offered to reduce the conversion price to $0.80 for any conversion in 2014, $0.70 for any conversions in 2015 and $0.60 for any conversions in 2016. We also offered to extend the expiration date of the Preferred Stock Warrants an additional two years.

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

Comparison of the Three Months Ended March 31, 2014 and 2013

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

For the three months ended March 31, 2014 and 2013, we recognized revenue of $4.9 million and $1.8 million, respectively, of which $2.8 million and $1.8 million, respectively was attributable to our engineered products segment and the remainder for the three months ended March 31, 2014 of $2.1 million was attributable to our reprocessed plastics segment. For the three months ended March 31, 2014 and 2013, the revenue recognized from our engineered products segment attributable to the sales of our ECOTRAX rail ties was $2.5 million and $1.7 million, respectively with the remainder resulting from the sales of our STRUXURE composite structural building products.

For the three months ended March 31, 2014 and 2013, 57% and 25%, respectively of our ECOTRAX sales were to one Class 1 railroad customer pursuant to a three-year supply agreement. Over the term of this supply agreement, we have recognized $9.6 million of revenue, representing approximately 97,700 rail ties. This three-year supply agreement will be completed during the first half of the year ended December 31, 2014 and we continue our discussion with this customer.

As of March 31, 2014, we have made the necessary investments in tooling, molds and other production equipment to run a maximum of three production lines which would be capable of producing up to $50 million in annual revenue of our ECOTRAX and STRUXURE products and substantially all of this equipment is located at our Waco, Texas facility.

During the three months ended March 31, 2014, we continued to receive repeat orders from existing customers in addition to orders for our ECOTRAX rail ties and STRUXURE building products from new customers. Our ECOTRAX rail ties are currently in track test or undergoing purchase approval with leading passenger and freight lines in the following countries – Australia, Brazil, Chile, Mexico, New Zealand, Russia and Singapore as well as various other countries in Europe. We continue to expand the possibilities where our STRUXURE products may be beneficial when compared to traditional products. There can be no assurance that the results of these and other test orders or the approval processes currently underway for other orders will materialize into additional orders for our ECOTRAX rail ties. Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our STRUXURE composite structural building products.

With the acquisition of the plastics recycling business, we have continued selling reprocessed plastics to existing customers and have initiated internal review and testing necessary to determine our most profitable reprocessed products to focus our resources on and the identification of additional sources of raw materials. In addition, we continue the installation and testing of the equipment, processes and procedures required to establish our reprocessed plastics capabilities in our Waco, Texas facility.

Since the products produced utilizing our technology are new to the various markets and regions we have identified, we continue to work with various organizations to create the necessary specifications for use of our products. This is a time-consuming process and varies by product line and geographic region.

Costs of Sales and Operating Expenses

Costs of Sales – Production

For both our engineered products and reprocessed products segments, our costs of sales are primarily comprised of the cost of raw materials and the costs associated with our manufacturing and production efforts.  The price of the raw materials depends principally on the stage and source of the supply. Historically, within our engineered products segment, we purchase the raw materials in various stages, from recycled plastic containers purchased in bulk, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material. But the less processed material requires additional costs to prepare it for production. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point. For our reprocessed plastics segment, our focus is on purchasing raw materials in unprocessed bulk, usince the value added by our reprocessed plastics segment is in the process of turning that recycled waste into processed raw materials.

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

Central to our initial business model, we did not own or operate the manufacturing facilities for the production of our engineered products as we believed that our outsourced contract manufacturing model provided us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers and minimize our capital requirements. During 2013 based on our evaluation of the benefits of operating our own facility, from both a cost-benefit perspective as well as a quality control perspective, we leased and staffed a production facility in Texas which previously served as a contract manufacturing facility for us.

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

In addition, late in 2013, we acquired the business assets and operations of a plastic recycling company in order to eventually eliminate several steps in our raw materials procurement process to provide the necessary pounds of materials to produce our engineered products. During the three months ended March 31, 2014, we began to establish the equipment, systems, processes and sources to acquire and process our own raw materials for both our use in production of our engineered products, and as an additional revenue stream when sold as reprocessed plastic products to customers for their production needs. This is expected to result in lower costs of raw materials in addition to ensuring the quality of the stream of that raw material for our own production purposes.

Costs of Sales - Excess Capacity

During the year ended December 31, 2013, we initiated production of our engineered products at a facility we leased, staffed and managed, in Waco, Texas. This production facility includes capacity for approximately four production lines and ancillary equipment and related services. Since during the three months ended March 31, 2014, we operated at less than the capacity of the facility, the allocable costs of this excess capacity of the facility has been charged to costs of sales - excess capacity.

During the three months ended March 31, 2014, we charged to costs of sales approximately $465,700 relating to the costs to provide production capacity at our Waco, Texas facility for our engineered products in excess of the volume of production realized. Since we operated under the third-party contract manufacturing arrangement during the three months ended March 31, 2013, we did not encounter this situation.

Costs of Sales - Combined

Total costs of sales amounted to $6.1 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively, resulting in gross margin (loss) of approximately ($1.2 million) and $237,200, respectively and are a result of the impact of the reprocessed plastics segment costs of sales, the excess capacity within our Waco, TX production facility, the fixed pricing impact of our three-year supply agreement within our engineered products segment and still being in the early stages of our manufacturing and commercial activities and included, among other factors, inefficient manufacturing processes and methods and additional costs and expenses incurred to fulfill certain orders. Due to the nature of the reprocessed plastics segment requiring higher volume of production than we were able to achieve in the relatively short period post-acquisition, substantial negative margins were recognized for the three months ended March 31, 2014.

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

Product development and quality management expenses were approximately $79,500 and $218,200 for the three months ended March 31, 2014 and 2013, respectively. This decrease is due to allocating more time and effort to our own manufacturing processes resulting in more costs being charged into production rather than product development. We continue to focus on enhancing our product formulations, developing new innovative products, and expanding the reach of our existing engineered products as time and resources allow which may result in higher product development and quality management expenses in the future.

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

Marketing and sales expenses were approximately $300,700 for the three months ended March 31, 2014 compared to $244,900 for the three months ended March 31, 2013. The slight increase was primarily due to the effort within our reprocessed plastics segment in the development and implementation of our branding strategy and marketing efforts and primarily associated with personnel costs.

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

General and administrative costs totaled approximately $980,400 and $718,100 for the three months ended March 31, 2014 and 2013, respectively. This increase was a result of the impacted of an increase in personnel and expenses within our new reprocessed plastics segment.

During the three months ended March 31, 2014 and 2013, we recorded approximately $221,800 and $97,100, respectively in share-based compensation charges related to the fair value of the issuances of shares of our common stock, options or warrants providing the right to purchase shares of our common stock at a predetermined price, in the future. Historically, we issued shares of common stock or options to purchase our common stock, in lieu of cash payments in connection with a licensing agreement, commitment fees for financing transactions, compensation for our directors, officers and employees, as well as to several consultants.

Depreciation and Amortization.

For the three months ended March 31, 2014 and 2013, we recorded depreciation expense for manufacturing and production equipment as a charge to production. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses.

Depreciation and amortization totaled approximately $254,800 and $24,400 for the three months ended March 31, 2014 and 2013, respectively. As the investment in molds and other production equipment, including the production equipment acquired pursuant to our acquisition of the plastics recycling business, increased during the year ended December 31, 2013, depreciation expense increased.

Other Expenses

Interest Expense.

Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the three months ended March 31, 2014 and 2013, was approximately $383,700 and $172,400, respectively, and represented the contractual interest rates payable on our debt obligations. For the three months ended March 31, 2014, approximately $265,900 was attributable to our 8% convertible promissory notes, approximately $67,100 associated with our 12% revolving credit agreement and the balance associated with our 4.25% bank term loans and other debt. During the three months ended March 31, 2014 and 2013, we sold $2.7 million and $1.8 million of our 8% convertible promissory notes, respectively.

Amortization of Debt Discounts.

Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our debt.

During the three months ended March 31, 2014 and 2013, we recognized approximately $436,400 and $143,900, respectively, for the amortization of various debt discounts. At the time of issuance, we recorded discounts on our debt securities primarily due to the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period. For the three months ended March 31, 2014 and 2013 the amortization primarily related to the discounts associated with our 8% convertible promissory notes.

At March 31, 2014, the unamortized discounts for our convertible debt securities was $3.2 million, primarily associated with our 8% convertible promissory notes. This unamortized discount will be expensed over the five year lives of the underlying convertible promissory notes.

Change in Fair Value of Derivative Liabilities.

Through March 31, 2014, we issued and sold $15.8 million of our 8% convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of the conversion options on the dates of issuance as a derivative liability and recognized that amount as a discount of our 8% convertible promissory notes. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized a gain of $5.0 million and a loss of $3.6 million for the three months ended March 31, 2014 and 2013, respectively as a change in fair value of this derivative liability which was recognized in our statements of operations. The fair value of this derivative liability at March 31, 2014 was estimated to be $8.4 million. In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our 8% convertible promissory notes. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, we recognized a gain of $1.8 million and a loss of $1.8 million for the three months ended March 31, 2014 and 2013, respectively as a change in the fair value of this derivative liability which was recognized in our statements of operations. At March 31, 2014, we estimated the fair value of this derivative to be $3.4 million.

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the three months ended March 31, 2014 and 2013, we recorded the change in fair value of this derivative liability in our statement of operations of a gain of approximately $121,000 and a loss of approximately $134,300, respectively.

Income Taxes.

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2013. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2013 has been recorded.

Liquidity and Capital Resources

At March 31, 2014 we had $6.4 million in current assets and $14.9 million in current liabilities resulting in working capital deficit of $8.5 million. This compares to a working capital deficit of $14.1 million as of December 31, 2013. Recorded as a current liability, our derivative liabilities associated with our 8% convertible promissory notes at March 31, 2014 totaled $11.8 million. Since the satisfaction of this liability will not require the use of working capital, without this current liability included in the working capital calculation, our working capital at March 31, 2014 would be $3.3 million. In addition, our 10% convertible preferred stock shown as temporary equity on our balance sheet at March 31, 2014 in the amount of $6.9 million, are redeemable at the option of the preferred shareholder. We have initiated negotiations with the preferred stock shareholders in regards to extending the date upon which they may redeem their preferred stock. Currently, Colorado law does not allow us to redeem any of the preferred stock.

We used $1.8 million and $0.9 million in our operating activities during the three months ended March 31, 2014 and 2013, respectively.

Our net income for the three months ended March 31, 2014 of $3.6 million included the significant impact of several non-cash transactions including the effect of the change in fair value of the derivative liabilities associated with our 8% convertible promissory notes. This credit was $6.9 million in our consolidated statement of operations.

To increase production capacity, we purchased equipment of $0.4 million during the three months ended March 31, 2014. We anticipate purchasing additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. An extrusion line for our engineered products manufacturing business, typically costs upwards of $1.0 million, including installation and auxiliary parts and equipment. These purchases may be financed with working capital, if available or through additional debt.

During three months ended March 31, 2014 and 2013, we issued and sold to certain investors an aggregate principal amount of $2.7 million and $1.8 million, respectively of our 8% convertible promissory notes. We may prepay the notes, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the notes at a rate of 8.0% per annum, payable during the first three years that the notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the notes. During the fourth and fifth years that the notes are outstanding, interest that accrues under the notes shall be payable in cash.

We entered into a revolving credit agreement and borrowed $2.0 million during the year ended December 31, 2013, which remains outstanding at March 31, 2014. These funds were used to support our working capital needs upon our acquisition of the reprocessed plastics business in November 2013.

Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

At March 31, 2014, we had $6.9 million of our 10% convertible preferred stock outstanding which may be redeemed by the holder beginning in 2014. Even though we have initiated discussions with our 10% convertible preferred shareholders, our ability to redeem our convertible preferred stock when, and if, redeemed by the holders, pay principal and interest on our 8% convertible promissory notes, which mature beginning in 2017, repay our 12% revolving credit agreement balance of $2.0 million and our $4,500,000 of 4.25% bank term loans, among other debt and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At March 31, 2014, we had a working capital deficit of $8.5 million, cumulative face value of redeemable preferred stock and various debt instruments of $26.4 million, a stockholders’ deficit of $24.8 million and have accumulated losses to date of $55.7 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our 8% convertible promissory notes and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness described below, as of March 31, 2014, we did not maintain effective internal control over financial reporting, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weakness, which relates to internal control over financial reporting, that was identified is:

(i)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting regarding complex financial instruments. As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis. For example, on May 10, 2012, we became aware that we had failed to recognize a warrant derivative liability with respect to our 10% Convertible Preferred Stock and the subsequent measurement of fair value of the warrant derivative liability, as required by Accounting Standards Codification 815-40. As a result, we determined that our consolidated financial statements for the year ended December 31, 2011 filed in the Annual Report on Form 10-K and our consolidated financial statements as of and for the three month period ended September 30, 2011 filed in the quarterly report on Form 10-Q (collectively, the “Reports”) should not be relied upon and needed to be restated; and on August 15, 2012, we became aware that we had failed (i) to initially record and subsequently fair value our derivative liabilities for our bonus warrants and (ii) to properly account for the loss on extinguishment of the debentures upon amendment. As a result, we determined that our consolidated financial statements for the interim periods ended March 31, 2011, June 30, 2011, September 30, 2011, for the year ended December 31, 2011, and for the interim period ended March 31, 2012 should not be relied upon and needed to be restated.

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

Prior to 2014, due to our limited number of accounting and administrative personnel, we did not have proper segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. This control deficiency resulted in a reasonable possibility that material misstatements of the consolidated financial statements would not be prevented or detected on a timely basis. Based on our evaluation at the time, we concluded this was a material weakness. Since the relocation of our accounting and administrative functions to our recently acquired reprocessed plastics business in Ohio, has allowed for the proper segregation of duties and provided more checks and balances within the department, we have concluded this material weakness no longer exists. The additional personnel will also allow for the cross training needed to support us if personnel turn-over occurs within the department. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During January 2014, we issued 181,531 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $183,346.

During January 2014, we issued 235,853 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $235,853.

During January 2014, we issued 107,461 shares of common stock upon cashless exercise of a previously awarded stock options and warrants.

During January 2014, we issued 220,147 shares of common stock as payment of various commitment fees pursuant to our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $140,894.

During January 2014, we issued 8,522 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $8,522.

During January 2014, we granted a warrant to purchase 160,000 shares of common stock at an exercise price of $1.20 per share to a previous consultant in settlement of an outstanding obligation. Based on the Black-Scholes option pricing model, this warrant had a fair value of approximately $84,700.

During January 2014, pursuant to the purchase of $1.0 million of our 8% convertible promissory notes, we issued a warrant to purchase 900,901 shares of our common stock to the note holder. The exercise price of these warrants was $1.11 per share.

During March 2014, pursuant to the purchase of $1.7 million of our 8% convertible promissory notes, we issued warrants to purchase 4,250,000 shares of our common stock to the note holder. The exercise price of these warrants was $0.60 per share.

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

39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: May 15, 2014	/s/ Steven Silverman
Steven Silverman
Chief Executive Officer

Date: May 15, 2014	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

