Form 10-Q
period 2014-06-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2014-08-14
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock, without par value, as of August 13, 2014 was 69,050,800.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,342,015	$883,936
Accounts receivable, net of allowance	1,373,657	888,214
Inventories	3,347,011	3,955,515
Prepaid expenses and deposits	199,188	280,140
Total current assets	6,261,871	6,007,805

Property and equipment, net	8,076,012	7,899,486

Goodwill	1,492,132	1,492,132
Intangible assets	570,500	610,000

Total assets	$16,400,515	$16,009,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,647,693	$1,879,760
Accrued liabilities	1,341,988	896,740
Derivative liabilities – 8% convertible promissory notes	10,695,000	17,190,000
Current portion of long term debt	186,635	185,347
Total current liabilities	14,871,316	20,151,847

8% convertible promissory notes, net of discounts	12,444,526	11,030,913
12% revolving credit agreement, net of discounts	1,970,636	1,873,716
4.25% bank term loans	4,400,000	4,400,000
Other debt	236,201	300,127
Fair value of 10% convertible preferred stock warrants	119,703	296,194
Total liabilities	34,042,382	38,052,797

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 694,623 shares issued and outstanding at June 30, 2014 and December 31, 2013, net of discounts	6,946,230	6,724,844

Stockholders' deficit:
Common stock, no par value; authorized, 250,000,000 shares; 68,197,143 and 31,168,905 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	51,543,123	30,500,445
Accumulated deficit	(76,131,220)	(59,268,663)
Total stockholders' deficit	(24,588,097)	(28,768,218)
Total liabilities and stockholders' deficit	$16,400,515	$16,009,423

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2014	2013

Revenue	$4,054,054	$1,499,950
Costs of sales:
Production	5,208,692	1,433,415
Excess capacity & inventory adjustments	994,228	100,799
Gross margin (loss)	(2,148,866)	(34,264)

Operating expenses:
Product development and quality management	94,572	250,393
Marketing and sales	374,875	256,166
General and administrative	20,125,270	766,118
Total operating expenses	20,594,717	1,272,677

Loss from operations	(22,743,583)	(1,306,941)

Other (income) expenses:
Interest expense	457,974	180,249
Amortization of debt discount	422,678	138,137
Fair value of common shares issued in excess of fair value of warrants tendered	883,476	-
Change in fair value of derivative liabilities	(4,075,518)	(5,133,660)
Total other (income)	(2,311,390)	(4,815,274)

Net income (loss)	(20,432,193)	3,508,333
Accretion of preferred stock dividends and beneficial conversion feature	(184,195)	(401,507)
Net income (loss) attributable to common shareholders	$(20,616,388)	$3,106,826

Weighted average common shares -
Basic	37,799,845	29,563,990
Diluted	37,799,845	58,821,822
Net income (loss) per share -
Basic	$(0.55)	$0.11
Diluted	(0.55)	0.06

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2014	2013

Revenue	$8,904,997	$3,259,585
Costs of sales:
Production	10,816,117	2,955,836
Excess capacity & inventory adjustments	1,459,894	100,799
Gross margin (loss)	(3,371,014)	202,950

Operating expenses:
Product development and quality management	174,054	468,616
Marketing and sales	675,586	501,095
General and administrative	21,105,704	1,484,229
Total operating expenses	21,955,344	2,453,940

Loss from operations	(25,326,358)	(2,250,990)

Other (income) expenses:
Interest expense	841,631	352,653
Amortization of debt discount	859,087	282,028
Fair value of common shares issued in excess of fair value of warrants tendered	883,476	-
Change in fair value of derivative liabilities	(11,047,995)	476,064
Total other (income) expenses	(8,463,801)	1,110,745

Net (loss)	(16,862,557)	(3,361,735)
Accretion of preferred stock dividends and beneficial conversion feature	(565,378)	(812,337)
Net (loss) attributable to common shareholders	$(17,427,935)	$(4,174,072)

Weighted average common shares - basic and diluted	50,650,392	29,214,965
Net (loss) per share - basic and diluted	$(0.34)	$(0.14)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2014 THROUGH JUNE 30, 2014

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2014	31,168,905	$30,500,445	$(59,268,663)	$(28,768,218)

Shares issued as payment in kind for dividends	397,473	343,143		343,143
Shares issued as payment in kind for interest	874,246	688,465		688,465
Share-based compensation	303,540	618,594		618,594
Dividend on 10% convertible preferred stock		(343,992)		(343,992)
Amortization of beneficial conversion feature of 10% convertible preferred stock		(221,386)		(221,386)
Fair value of warrants tendered and cancelled		(4,859,232)		(4,859,232)
Fair value of common stock issued in exchange for warrants tendered and cancelled	35,452,979	24,817,086		24,817,086
Net (loss)			(16,862,557)	(16,862,557)

Balance, June 30, 2014	68,197,143	$51,543,123	$(76,131,220)	$(24,588,097)

(See accompanying notes to the unaudited condensed consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2014	2013
Cash flow from operating activities:
Net (loss)	$(16,862,557)	$(3,361,735)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	512,916	72,567
Amortization of identifiable intangible assets	39,500	-
Amortization of convertible debt discount	859,086	282,028
Change in fair value of derivative liabilities	(10,871,504)	435,424
Change in fair value of 10% convertible preferred stock warrants	(176,491)	40,641
Change in allowance for doubtful account	154,280	(131,996)
Interest expense paid in shares of common stock	688,465	-
Share-based compensation	618,594	141,492
Fair value of common stock issued in excess of fair value of warrants tendered	19,957,854	-
Changes in operating assets and liability:
Accounts receivable	(639,723)	67,082
Inventories	608,504	46,718
Prepaid expenses and deposits	80,952	78,486
Accounts payable	767,933	270,064
Accrued liabilities	444,399	146,418
Net cash used in operating activities	(3,817,792)	(1,912,811)

Cash flows from investing activities:
Purchase of property and equipment	(689,442)	(352,708)
Net cash used in investing activities	(689,442)	(352,708)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	5,027,951	1,750,001
Recovery of shareholder short swing profits	-	3,095,308
Repayments of other debt	(62,638)	-
Net cash provided by financing activities	4,965,313	4,845,309

Net increase in cash	458,079	2,579,790
Cash and cash equivalents at beginning of period	883,936	346,905
Cash and cash equivalents at end of period	$1,342,015	$2,926,695

Supplemental disclosures of cash flow information:
Cash paid for interest	$150,124	$1,322
Conversion of 10% convertible preferred stock and debt	-	39,000
Dividends on 10% convertible preferred stock	343,992	356,579
Amortization of 10% convertible preferred stock discount	221,386	455,758
Fair value of warrants issued with 8% convertible promissory notes	391,365	249,151
Fair value of conversion option of 8% convertible promissory notes	3,985,139	545,425
Fair value of common stock issued in exchange for warrants tendered and cancelled	$24,817,086	-

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

We are a green technology company, which delivers tested, proven and superior green solutions to plastics manufacturers and infrastructure needs around the globe. Through Axion International, Inc., our engineered products business segment, we manufacture, market and sell ECOTRAX TM - our composite rail ties and STRUXURE TM - our structural building products, such as heavy construction and laminated temporary road mats, boards, pilings, I-beams, and T-beams. Axion Recycled Plastics Incorporated, our reprocessed plastics business segment, repurposes waste plastics into re-useable plastic raw materials, which are sold to manufactures or transferred for use in the production of our engineered products. Both our ECOTRAX and STRUXURE products are based upon patented technology and are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, impervious to moisture, do not leach chemicals and are resistant to insects and rot. Our engineered products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  At June 30, 2014 we accrued a reserve of uncollectable accounts receivables in the amount of approximately $154,300. We did not provide for an allowance at December 31, 2013.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	June 30, 2014	December 31, 2013
Equipment	$17,893	$18,700
Machinery and equipment	9,487,114	8,803,087
Purchased software	166,443	145,622
Furniture and fixtures	-	14,599
Subtotal – property and equipment, at cost	9,671,450	8,982,008
Less accumulated depreciation	(1,595,438)	(1,082,522)
Net property and leasehold improvements	$8,076,012	$7,899,486

Depreciation expense charged to income during the three and six months ended June 30, 2014 was approximately $258,100 and $512,900, respectively and for the corresponding periods of 2013 was $48,200 and 72,600, respectively.

(e)	Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license (subject to minimum royalties) in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, and export products made using patent applications owned by Rutgers University (“Rutgers”).  We are using these patented technologies in the production of our composite rail ties and structural building products such as pilings, I-beams, T-beams and boards of various sizes.

Royalties incurred and payable to Rutgers, for the three and six months ended June 30, 2014 were $50,000 and $100,000, respectively. For the corresponding periods of 2013, the amounts were $50,000 and $100,000, respectively

(f)	Definite Life Intangible Assets

In accordance with FASB ASC topic, “Goodwill and Other Intangible Assets”, acquired intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. Since that pattern cannot be reliably determined, a straight-line amortization method has been used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. For the three and six month periods ended June 30, 2014 we amortized approximately $19,800 and $39,500, respectively of these intangible assets

(g)	Indefinite Life Intangible Assets - Goodwill

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

Based on the results of six months ended June 30, 2014, we determined that our recent experience of financial results for our reprocessed plastics reporting segment represents a triggering event requiring goodwill and related intangible assets impairment tests. The goodwill and related intangible assets associated with our reprocessed plastics reporting segment totaled $2.1 million as of both June 30, 2014 and December 31, 2013. We were unable to reasonably estimate the amount of goodwill impairment, if any, during the six months ended June 30, 2014 and will complete our impairment test on all of our reporting units during the three months ended September 30, 2014.

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

Historically, we have not had significant warranty replacements, but during the year ended December 31, 2013 due to the improper installation of certain of our rail ties, we agreed to replace the rail ties. We do not anticipate additional situations where we might again replace improperly installed products and therefore do not provide for future warrant expenses.

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

Basic earnings or loss per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share include the effects on our weighted average number of common shares outstanding of the potential dilution of (i) outstanding options and warrants, as determined using the treasury stock method and (ii) convertible securities as determined using the as-if converted method. For the three and six months ended June 30, 2014 there was no dilutive effects of such securities as we incurred a net loss for the periods.

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

We maintain our cash with several major U.S. domestic banks. The amount held in these banks exceeds the insured limit of $250,000 from time to time. The amount which exceeded the insured limit was approximately $0.9 million and $0.3 million at June 30, 2014 and December 31, 2013, respectively.  We have not incurred losses related to these deposits.

(o)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At June 30, 2014, we had a working capital deficit of $8.6 million, a stockholders’ deficit of $24.6 million and have accumulated losses to date of $76.1 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations.   We may seek additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 – Reportable Business Segments

Our segment reporting is consistent with the current manner of how our Chief Operating Decision Maker (“CODM”) and our board of directors view our business. Our business model has consisted of reprocessing recycled or waste plastics into plastic products to be sold to manufacturers who require certain plastics in their processes and we transfer certain of these reprocessed plastics to our other segment which produces engineered products utilizing recycled plastics and plastic composites. In order to allow our CODM and management to make business decisions, we report two segments – Axion Recycled Plastics, our reprocessed plastics segment and Axion International, our engineered products segment. Decisions regarding allocation of resources and investment of capital have been made based on the reportable segments contribution to the financial success of the consolidated enterprise.

The significant accounting policies of each segment are described in note 1.

Segment Reporting - For the Three Months Ended June 30, 2014

	Engineered	Reprocessed	Corporate
	Products	Plastics	Activities	Combined

Statement of Operations
Revenue	$2,185,811	$1,868,243	$-	$4,054,054
Costs of sales:
Production	1,908,140	3,300,552	-	5,208,692
Excess capacity & inventory adjustments	994,228	-	-	994,228
Gross margin (loss)	(716,557)	(1,432,309)	-	(2,148,866)

Product development & quality management	-	-	94,572	94,572
Marketing & sales	-	-	374,875	374,875
General & administrative	-	-	20,125,270	20,125,270
Total operating expenses	-	-	20,594,717	20,594,717

Loss from operations	(716,557)	(1,432,309)	(20,594,717)	(22,743,583)

Interest expense	-	-	457,974	457,974
Amortization of debt discounts	-	-	422,678	422,678
Fair value of common shares issued in excess of fair value of warrants tendered	-	-	883,476	883,476
Change in fair value of derivative liabilities	-	-	(4,075,518)	(4,075,518)
Total other (income)	-	-	(2,311,390)	(2,311,390)

Net (loss)	$(716,557)	$(1,432,309)	$(18,283,327)	$(20,432,193)

Total assets	$6,788,540	$8,070,771	$1,541,204	$16,400,515

Segment Reporting - For the Six Months Ended June 30, 2014

	Engineered	Reprocessed	Corporate
	Products	Plastics	Activities	Combined

Statement of Operations
Revenue	$4,962,374	$3,942,623	$-	$8,904,997
Costs of sales:
Production	4,698,535	$6,117,582	-	10,816,117
Excess capacity & inventory adjustments	1,459,894	-	-	1,459,894
Gross margin (loss)	(1,196,055)	(2,174,959)	-	(3,371,014)

Product development & quality management	-	-	174,054	174,054
Marketing & sales	-	-	675,586	675,586
General & administrative	-	-	21,105,704	21,105,704
Total operating expenses	-	-	21,955,344	21,955,344

Loss from operations	(1,196,055)	(2,174,959)	(21,955,344)	(25,326,358)

Interest expense	-	-	841,631	841,631
Amortization of debt discounts	-	-	859,087	859,087
Fair value of common shares issued in excess of fair value of warrants tendered	-	-	883,476	883,476
Change in fair value of derivative liabilities	-	-	(11,047,995)	(11,047,995)
Total other (income)	-	-	(8,463,801)	(8,463,801)

Net (loss)	$(1,196,055)	$(2,174,959)	$(13,491,543)	$(16,862,557)

(1) Since the acquisition of the plastics recycling company which provided the second segment to our business was acquired in November 2013, we did not report segment information for the three or six months ended June 30, 2013.

Note 4 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories consisted of:

	June 30, 2014	December 31, 2013

Finished products	$2,720,278	$2,930,753
Production materials	626,733	1,024,762
Total inventories	$3,347,011	$3,955,515

Since we engaged third-party contract manufacturers to produce our finished products in the past, certain inventories at June 30, 2014 and December 31, 2013 are located at these third-party contract manufacturing locations. We carry adequate insurance for loss on this inventory.

Note 5 - Accrued Liabilities

The components of accrued liabilities are:

	June 30, 2014	December 31, 2013
Royalties	$398,487	$235,772
Interest	392,700	248,763
Rent	209,804	78,797
10% convertible preferred stock dividends	184,195	183,346
Payroll	113,033	119,937
Miscellaneous	43,769	30,125
Total accrued liabilities	$1,341,988	$896,740

Note 6 - Derivative Liabilities

8% Convertible Promissory Notes – Conversion Option and Warrants

Prior to, and through June 30, 2014, we issued 8% convertible promissory notes (the “8% Notes”). See Note 7 for further discussion. The 8% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes, into shares of our common stock. The 8% Notes were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The fair value of the conversion option derivative liability on the dates of issuance for those 8% Notes sold during the three months ended June 30, 2014 and the aggregate fair value of all the conversion options on June 30, 2014 was $3.0 million and $10.7 million, respectively. The $669,000 decrease in the fair value of this derivative liability during the three months ended June 30, 2014 was recorded as a change in derivative liability in the statement of operations.

During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the 8% Notes were exchanged for shares of common stock resulting in no derivative liability for the warrants at June 30, 2014. This decrease in fair value of $3.4 million during the three months ended June 30, 2014 was recorded as a change in fair value of derivative liability in the statement of operations. The fair value of common stock issued in exchange for warrants tendered exceeded the fair value of the warrant liability which resulted in compensation expense for all warrant holder considered affiliates of $19.1 million and approximately $883,500 of additional expense classified as fair value of common stock issued in excess of fair value of warrants tendered for the three and six months ended June 30, 2014.

The estimated fair values of the derivative liabilities for the conversion options on the 8% Notes issued during the six months ended June 30, 2014 and the warrants issued therewith, were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	June 30, 2014

Volatility	40.0% to 45.0%	40.0%
Risk-free interest rate	0.2% to 0.3%	0.2%
Dividend yield	0.0%	0.0%
Expected life	1.2 to 1.6 years	1.2 years

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the fair value at June 30, 2014 of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 85%, (iii) a risk-free interest rate 0.47%, and (iv) an expected life of approximately two years. The fair value of the warrant liability at June 30, 2014 and December 31, 2013 was approximately $119,700 and $296,200, respectively and we recognized a credit to our statement of operations for the decrease in fair value of the warrant liability for the three and six months ended June 30, 2014 of approximately $55,500 and $176,500, respectively.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of June 30, 2014 and December 31, 2013 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of June 30, 2014
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$10,695,000	$10,695,000
Warrants	-	-	-	-
Derivative liabilities - Current	-	-	10,695,000	10,695,000

Placement agent warrants - Non-current	-	-	119,703	119,703

Derivative liabilities - Total	$-	$-	$10,814,703	$10,814,703

	As of December 31, 2013
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$12,400,000	$12,400,000
Warrants	-	-	4,790,000	4,790,000
Derivative liabilities - Current	-	-	17,190,000	17,190,000

Placement agent warrants - Non-current	-	-	296,194	296,194

Derivative liabilities - Total	$-	$-	$17,486,194	$17,486,194

The following table is a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value during the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014

	Balance -	Fair Value of		Balance -
	April 1,	Derivative	Change in	June 30,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$8,404,000	$2,960,000	$(669,000)	$10,695,000
Warrants	3,351,000	-	(3,351,000)	-

Derivative liabilities - Current	11,755,000	2,960,000	(4,020,000)	10,695,000

Placement agent warrants - Non-current	175,221	-	(55,518)	119,703
Derivative liabilities - Total	$11,930,221	$2,960,000	$(4,075,518)	$10,814,703

	For the Six Months Ended June 30, 2014

	Balance -	Fair Value of		Balance -
	January 1,	Derivative	Change in	June 30,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$12,400,000	$3,985,139	$(5,690,139)	$10,695,000
Warrants	4,790,000	391,365	(5,181,365)	-

Derivative liabilities - Current	17,190,000	4,376,504	(10,871,504)	10,695,000

Placement agent warrants - Non-current	296,194	-	(176,491)	119,703
Derivative liabilities - Total	$17,486,194	$4,376,504	$(11,047,995)	$10,814,703

	For the Three Months Ended June 30, 2013

	Balance -	Fair Value of		Balance -
	April 1,	Derivative	Change in	June 30,
	2013	Liability	Fair Value	2013

8% Convertible promissory notes:
Conversion option	$4,790,000	$-	$(3,270,000)	$1,520,000
Warrants	2,310,000	-	(1,770,000)	540,000

Derivative liabilities - Current	7,100,000	-	(5,040,000)	2,060,000

Placement agent warrants - Non-current	216,017	-	(93,660)	122,357
Derivative liabilities - Total	$7,316,017	$-	$(5,133,660)	$2,182,357

	For the Six Months Ended June 30, 2013

	Balance -	Fair Value of		Balance -
	January 1,	Derivative	Change in	June 30,
	2013	Liability	Fair Value	2013

8% Convertible promissory notes:
Conversion option	$610,000	$545,425	$364,575	$1,520,000
Warrants	220,000	249,151	70,849	540,000

Derivative liabilities - Current	830,000	794,576	435,424	2,060,000

Placement agent warrants - Non-current	81,717	-	40,640	122,357
Derivative liabilities - Total	$911,717	$794,576	$476,064	$2,182,357

Note 7 - Debt

The components of our convertible debt are summarized as follows:

	Due	June 30, 2014	December 31, 2013
8% convertible promissory notes (2012)	Beginning in August 2017	$16,628,188	$13,078,188
12% revolving credit facility	December 31, 2015	2,000,000	2,000,000
3% promissory note	February 1, 2018	322,836	385,474
4.25% bank term loans	November 15, 2018	4,500,000	4,500,000
8% convertible promissory notes (2014)	June 11, 2019	1,500,000	-
Subtotal		24,951,024	19,963,662
Less debt discount		(5,713,026)	(2,173,559)
Subtotal – net of debt discount		19,237,998	17,790,103
Less current portion		186,635	185,347
Total – long term debt		$19,051,363	$17,604,756

8% Convertible Promissory Notes (2012)

During the six months ended June 30, 2014 pursuant to the same terms of our existing 8% convertible promissory notes (the “Notes”), we issued and sold to Melvin Lenkin, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 14 regarding related party transactions) and an unaffiliated investor (i) an aggregate principal amount of $2,550,000 and $1,000,000, respectively of our Notes which are initially convertible into shares of our common stock at a conversion price equal to $0.40 and $0.74, respectively per share of common stock, subject to adjustment as provided on the terms of the Notes, and (ii) associated warrants to purchase, in the aggregate, 7.3 million shares of common stock, subject to adjustment as provided on the terms of the warrants.

The Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the Notes). We may prepay the Notes, in whole or in part, upon 60 calendar-days prior written notice to the holders thereof. Interest accrues on the Notes at a rate of 8.0% per annum, payable during the first three years that the Notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the Notes. During the fourth and fifth years that the Notes are outstanding, interest that accrues under the Notes shall be payable in cash.

Interest expense for the three and six months ended June 30, 2014 was approximately $340,000 and $605,900, respectively. Accrued interest at June 30, 2014 of approximately $340,000 was paid with 507,483 shares of common stock, in lieu of cash, which were issued subsequent to June 30, 2014.

Of the warrants to purchase 7.3 million shares of common stock, 6.4 million were exercisable at an exercise price of $0.60 per share of common stock and the remainder of 900,901 were exercisable at an exercise price of $1.11 per share of common stock, subject to adjustment as provided for by the terms thereof, for a period commencing on the date of issuance and ending on the earlier to occur of the date that is (i) three years after the date upon which the weighted average price of a share of common stock for the 90 consecutive trading days prior to such date is at least $2.00 per share, and (ii) five years after the date on which the Note to which the applicable warrant is related has been repaid in full. During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the Notes were exchanged for shares of common stock.

The issuance costs of approximately $146,700, plus the fair values of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 8% Notes. During the three and six months ended June 30, 2014, we amortized approximately $382,400 and $762,200, respectively of the discount to other expenses in our statement of operations. For the corresponding periods for 2013, we amortized approximately $138,100 and $282,000 to other expenses in our statement of operations. At June 30, 2014, the unamortized discount was approximately $5.7 million. See Note 6 for further discussion of these derivative liabilities.

12% Revolving Credit Agreement

During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) with MLTM Lending, LLC, a Maryland limited liability company (“MLTM”), and Samuel G. Rose (“Rose” and together with MLTM, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of our common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of our common stock for 20 consecutive trading days prior to the interest payment date. Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). During the year ended December 31, 2013, we borrowed $2,000,000 less fees, under the Revolving Loan Agreement which remained outstanding through June 30, 2014.

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

Interest expense for the three and six months ended June 30, 2014 was approximately $60,100 and $127,100. Of the $127,100 of interest expense for the six months ended June 30, 2014, approximately $50,200 was paid in cash or is to be paid in cash and the balance of approximately $76,900 was or will be paid in shares of common stock.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we and the Lenders entered into a Security Agreement pursuant to which the Borrowers were granted a security interest and lien in all of our accounts receivable and inventory to secure the Borrowers’ obligations under the Revolving Loan Agreement.

The issuance costs of approximately $7,800, plus the fair values of the shares of our common stock of approximately $140,900, issued as consideration for the revolving loans and the letter of credit support, were recorded as a discount to the revolving loans. This debt discount is amortized to other expenses in our statement of operations over the twelve month period ended November 30, 2014. During the three and six months ended June 30, 2014, we amortized approximately $40,300 and $96,900, respectively of the discount to other expenses in our statement of operations. At June 30, 2014, the unamortized discount was approximately $29,400.

3% Promissory Note

On November 15, 2013, our subsidiary, Axion Recycled Plastics Incorporated (“Axion Recycling”), entered into an Asset Purchase Agreement (the “Purchase Agreement”), among Y City Recycling, LLC (“Y City”), and Brian Coll and Renee Coll (collectively, the “Sellers”). See note 3. Pursuant to the terms of the Purchase Agreement, Axion Recycling acquired certain assets from the Sellers relating to the operation of Y City’s recycled plastics facility located in Zanesville, Ohio (the “Facility”). As a component of the consideration paid by Axion Recycling for these asset was the assumption of a 3% promissory note (the “Promissory Note”) with a remaining principal balance of approximately $322,800 as of June 30, 2014. The principal and interest at 3% per annum, is payable in eighty-four monthly installments with the last installment due on February 1, 2018.

The payment of the Promissory Note and all interest thereon is secured by a first interest in certain equipment owned by Axion Recycling. We may prepay the Promissory Note at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty.

Interest expense for the three and six months ended June 30, 2014 of approximately $2,500 and $5,200, respectively was paid in cash.

4.25% Bank Term Loans

During the year ended December 31, 2013, we purchased certain tangible and intangible assets including property and equipment of Y City Recycling LLC, a plastics recycling company, which were funded, in part, by term loans (the “Bank Term Loans”) in the aggregate principal amounts of $1,000,000 and $3,500,000. Each of the Bank Term Loans bears interest at 4.25% per annum and matures on November 15, 2018. With respect to principal payments under the Bank Loans, $100,000 is due on each of November 15, 2014 and 2015, $250,000 is due on each of November 15, 2016 and 2017, and the balance of the principal amounts outstanding under the Bank Term Loans is due on November 15, 2018. The Bank Term Loans may be prepaid in full or in part at any time without premium or penalty. The holder may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the term of the Bank Term Loans at June 30, 2014.

The Bank Term Loans are secured by a security interested in all of the equipment we purchased pursuant to this transaction and in certain of our equipment located at our Waco, Texas facility.

Interest expense for the three and six months ended June 30, 2014 of approximately $48,900 and $96,700, respectively was paid in cash.

8% Convertible Promissory Notes (2014)

During the three months ended June 30, 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 14 regarding related party transactions) an aggregate principal amount of $1,500,000 of our 8% Notes which are initially convertible into approximately 5.6 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange.

The 8% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the Maturity Date or upon the occurrence of an Event of Default (as defined in the 8% Notes). We may prepay the 8% Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 8% Notes at a rate of 8.0% per annum, payable quarterly starting with September 30, 2014. For the quarter ended December 31, 2014 and for each subsequent quarter that the 8% Notes are outstanding, the Investors shall have the right to have the interest paid in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days ending with the end of the quarter, pursuant to the terms of the 8% Notes.

Interest expense for the three months ended June 30, 2014 was approximately $6,400, and was paid in cash subsequent to June 30, 2014.

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

The Preferred Stock is redeemable for cash by the holder any time after the three-year anniversary from the initial purchase. The Preferred Stock were purchased during the six months ended June 30, 2011, therefore holders of the Preferred Stock have the right to redeem their Preferred Stock during the six months ended June, 2014. Since we were precluded by Colorado law from redeeming any Preferred Stock upon the attainment of the redemption dates, during the three months ended June 30, 2014, in exchange for extending the redemption date to after December 31, 2016, we’ve offered to reduce the conversion price to $0.80 for any conversion in 2014, to $0.70 for any conversions in 2015 and to $0.60 for any conversions in 2016 (the “Revised Conversion Terms”). We also offered to extend the expiration date of the preferred stock warrants an additional two years. In exchange, the Preferred Stock Holders agreed to automatically convert their Preferred Stock on the date our common shares are listed on a U.S. based stock exchange (the “Up-listing Date”). In addition, any Preferred Stock Warrants remaining outstanding at the Up-listing Date, will be cancelled and the holder issued a number of shares of common stock equivalent to the fair value of those warrants. Holders of $6,079,980 of the outstanding Preferred Stock have accepted this offer.

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

Since our Revenue Milestone for the twelve months ended December 31, 2011 was not achieved (i) the Conversion Rate was reduced to $1.00, and (ii) each holder received a Make Good Warrant to purchase a number of shares of our common stock equal to fifty percent of the number of shares of common stock issuable upon conversion of the Preferred Stock at the Conversion Rate. The Make Good Warrants expire December 31, 2015, have an initial exercise price of $1.00 per share and provide for cashless exercise at any time the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 or are issuable without restriction pursuant to Rule 144 of the Securities Act. During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. Warrant holders holding approximately 84% of these outstanding warrants elected the exchange offer.

During the year ended December 31, 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a conversion option to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good adjustment of the Conversion Rate to $1.00, at December 31, 2011 the conversion option was recalculated as if the $1.00 Conversion Rate was in affect at issuance which amounted to $2.1 million, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts were amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings. For the three months ended March 31, 2014 and for the three and six months ended June 30, 2013, we amortized approximately $221,400, $226,500 and $455,800, respectively of these discounts to additional paid-in capital. At March 31, 2014, the Preferred Stock discount was fully amortized.

During the three months ended March 31, 2013, we issued 39,000 shares of our common stock upon conversion of 3,900 shares of our Preferred Stock. There were no conversions during the three or six months ended June 30, 2014.

The Preferred Stock outstanding at June 30, 2014, is convertible into 8.5 million shares of our common stock pursuant to the Revised Conversion Terms or the original terms.

Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

Our dividend payable on June 30, 2014 of approximately $184,200 was paid, in lieu of cash, with approximately 274,900 shares of common stock, which were issued subsequent to June 30, 2014.

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

Note 9 - Stockholders’ Equity

We are authorized to issue up to 250,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 68,197,143 and 31,168,905 shares of common stock issued and outstanding at June 30, 2014 and December 31, 2013, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 694,623 shares of 10% convertible preferred stock at both June 30, 2014 and December 31, 2013. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Six Months Ended June 30, 2014

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

During April 2014, we issued 215,942 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $159,797.

During April 2014, we issued 359,300 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $265,882.

During April 2014, we issued 50,424 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $37,314.

During April 2014, we issued 196,079 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $100,000.

During June 2014, we issued 35,452,979 shares of common stock with a fair value on the date of issue of $24,817,086, in exchange for previously outstanding warrants which were cancelled pursuant to a tender offer, with a fair value of $4,859,232.

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

During the year ended December 31, 2013, our 2003 Stock Plan expired and no further awards are allowed.

During the six months ended June 30, 2014, we awarded options to purchase 175,000 shares of our common stock at a weighted average exercise price of $0.54 to an employee and two of our directors. The right to exercise these options is on the date of award. We estimated the fair value of these options to be approximately $102,500 which was charged to expense in our statement of operations during the period. We use the Black-Scholes option pricing model to estimate the fair values, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rates of 1.5%, and (iv) expected lives of five years.

Certain options awarded prior to the three and six months ended June 30, 2014 are amortized over vesting periods encompassing the three and six months ended June 30, 2014. We charged to operating expenses approximately $274,300 and $345,200 during the three and six months ended June 30, 2014, respectively.

The following table summarizes our stock option activity for the six months ended June 30, 2014:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2014	7,502,421	$1.00
Granted	175,000	0.54
Exercised	(186,225)	0.88
Cancelled	(313,068)	1.06
Balance, June 30, 2014	7,178,128	$1.00

The following table summarizes options outstanding at June 30, 2014:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Shares	Exercise	Remaining	Intrinsic
	Issuable	Price	Term (Years)	Value

Exercisable	3,768,128	$0.97	3.7	$100,000
Not vested	3,410,000	1.03	6.1	258,000
Balance, June 30, 2014	7,178,128	$1.00	4.8	$358,000

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the six months ended June 30, 2014:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2014	41,595,655	$0.69
Granted	7,435,901	0.70
Exercised	(155,568)	0.60
Expired	(1,333,066)	0.90
Cancelled pursuant to Tender Offer	(46,245,524)	0.67
Balance, June 30, 2014	1,297,398	$1.09

The following table sets forth the warrants outstanding at June 30 2014:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible debenture - bonus warrants	183,337	$0.60
10% convertible preferred stock – warrants	611,250	1.00
Consultants	502,811	1.37
Total	1,297,398	$1.09

During the six months ended June 30, 2014, we issued warrants to purchase 7,275,901 shares of our common stock pursuant to our issuance and sale of our 8% convertible promissory notes, at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of approximately $391,400 which was recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 6 and 7 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models. The following ranges of assumptions were used for the simulation models: (i) no dividend yield, (ii) expected volatility of 45%, (iii) risk-free interest rate of 0.2%, and (iv) an expected life of approximately one and one-half years.

During the six months ended June 30, 2014, we issued a warrant to purchase 160,000 shares of our common stock at an exercise price of $1.20 in payment of amounts due a consultant. We estimated the fair value of this warrant to be approximately $84,700, which was charged to expense in our statement of operations during the period. We used the Black-Scholes option pricing model to estimate the fair value, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rate of 0.8%, and (iv) an expected life of approximately three years.

In addition, the fair value of a previously issued warrant which was being amortized over a service period spanning multiple reporting periods, was revalued using the Black-Scholes option pricing model, at the end of each reporting period. During the three and six months ended June 30, 2014, we decreased the fair value by approximately $14,900 and recorded a charge in our statement of operations. We used the Black-Scholes option pricing model to estimate the fair value, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rate of approximately 0.8%, and (iv) an expected life of less than one year.

Tender Offer to Exchange Warrants for Shares of Common Stock

During June 2014, we extended an offer to exchange for shares of our common stock any and all of our outstanding warrants from the holders thereof (the “Tender Offer”). Each warrant holder was provided with the terms of the Tender Offer regarding their outstanding warrants. For every $10 of value attributed to the warrant, we offered to exchange 14.17707 shares of our common stock. The value of the warrants was derived from third parties using Monte Carlo simulation models and the Black-Scholes Option Pricing Model. The Tender Offer expired at 11:59P.M. on June 16, 2014.

Of the warrants to purchase 47.7 million shares of our common stock subject to the Tender Offer, warrants to purchase 46.2 million shares of our common stock were tendered with fair value of $4.9 million and exchanged for 35.5 million shares with a fair value on date of issuance of $24.8 million. The warrants were cancelled upon tender. See note 5.

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

Note 12 - Business Concentration

During the three and six months ended June 30, 2014, we sold our ECOTRAX rail ties to one customer representing approximately 17% and 24%, respectively of our total revenue.

Note 13 - Commitments and Contingencies

Operating leases

During the year ended December 31, 2013, we entered into an assignment of the original lease for our recycled plastics processes facility, effective November 15, 2013 at a monthly lease payment of $25,750. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. Our rent expense, for the three and six months ended June 30, 2014 was approximately $95,000 and $190,800, respectively and our deferred rent at June 30, 2014 was approximately $44,800. This facility currently serves as our corporate headquarters.

Effective September 1, 2013, we signed a ten year lease for our production facility in Waco, Texas which provides five additional five-year extensions. Monthly rent expense for the first year of the lease is $21,875. The lease includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 35-year term of the initial lease plus all extensions. Our rent expense for the three and six months ended June 30, 2014 was approximately $113,400 and $226,700, respectively and our deferred rent at June 30, 2014 was approximately $165,000.

We lease office space in New Providence, New Jersey which previously served as our corporate headquarters, pursuant to a one-year extension of our prior three-year lease agreement for monthly lease payments of approximately $3,800. The lease expires on October 31, 2014. Facility rent expense totaled approximately $11,500 and $23,100 for the three and six months ended June 30, 2014, respectively.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  For the three months ended June 30, 2014 and 2013, we accrued royalties payable to Rutgers on product sales of approximately $29,200 and $26,800, respectively. In addition, for the three months ended June 30, 2014 and 2013, since we did not meet the minimum royalty due pursuant to the license, we accrued approximately $20,800 and $23,200, respectively which was charged to operating expenses in our statement of operations.

We also pay a royalty for the use of certain production practices for a rail tie products. For the three months ended June 30, 2014 and 2013, we paid approximately $23,100 and $20,100, respectively under this arrangement.

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

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Rose 100,000 shares of our Preferred Stock for $1.0 million. Subsequently, pursuant to the terms of the Preferred Stock, we issued to Mr. Rose a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. See Note 8 for a complete description of our Preferred Stock. Including the dividend accrued through June 30, 2014, Mr. Rose has received an aggregate of approximately 535,200 shares of common stock as dividend payments, on the Preferred Stock held by them. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, Mr. Rose and Ms. Walters received approximately 259,300 shares of common stock in exchange for the warrants to purchase 500,000 shares of common stock. See notes 5 and 10 for a further discussion of the Tender Offer.

8% Convertible Promissory Notes (2012). On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt, the Judy Lenkin Lerner Revocable Trust and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of June 30, 2014, we have issued and sold to Mr. Rose and Ms. Walters an aggregate principal amount of approximately $5,209,300 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, approximately 13,023,200 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. See Note 7 for a complete description of our 8% Notes. Including the interest accrued on our 8% Notes through June 30, 2014, Mr. Rose and Ms. Walters have received an aggregate of approximately 837,800 shares of common stock as interest payments under the 8% Notes held by them. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, Mr. Rose and Ms. Walters received 10.9 million shares of common stock in exchange for the warrants to purchase 13.0 million shares of common stock. See notes 5 and 10 for a further discussion of the Tender Offer.

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to the Lenders an aggregate of 200,000 shares of common stock at signing of the Revolving Loan Agreement, of which during the three months ended March 31, 2014, Mr. Rose received 100,000 shares of common stock, and prior to December 31, 2014 and December 31, 2015 the Lenders will receive an additional 200,000 shares of common stock, for up to a total of 600,000 shares of common stock.

We have paid, or will pay subsequent to June 30, 2014, Mr. Rose accrued interest of approximately $30,000 and $58,600 for the three and six months ended June 30, 2014, respectively on the Revolving Loan Agreement with approximately $20,000 in cash and issued approximately 55,900 shares of common stock.

8% Convertible Promissory Notes (2014). During the three months ended June 30, 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes”), we issued and sold to Samuel Rose, (see Note 14 regarding related party transactions) an aggregate principal amount of $500,000 of our 8% Notes which are initially convertible into approximately 1.9 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange. See Note 7 for a complete description of our 8% Notes.

Interest expense for the three months ended June 30, 2014 was approximately $2,200, and was paid in cash.

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

8% Convertible Promissory Notes (2012). Pursuant to the Purchase Agreement, as of June 30, 2014, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of approximately $4,888,400 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, approximately 12,221,100 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. See Note 7 for a complete description of our 8% Notes. Including the interest accrued on our 8% Notes through June 30, 2014, MLTM Lending, LLC has received an aggregate of approximately 767,400 shares of common stock as interest payments under the 8% Notes held by them. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, MLTM Lending, LLC received 10.2 million shares of common stock in exchange for the warrants to purchase 12.2 million shares of common stock. See note 10 for a further discussion of the Tender Offer.

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to the Lenders an aggregate of 200,000 shares of common stock, of which MLTM Lending, LLC received 100,000 shares of common stock, at signing of the Revolving Loan Agreement and prior to December 31, 2014 and December 31, 2015, up to a total of 600,000 shares of Common Stock. As consideration for MLTM Lending, LLC providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of common stock valued at a price equal to the average of the Weighted Average Price of a share of Common Stock for the 20 consecutive trading days prior to the date of payment.

We have paid, or will pay subsequent to June 30, 2014, MLTM Lending, LLC accrued interest and fees of approximately $30,000 and $68,600 for the three and six months ended June 30, 2014, respectively on the Revolving Loan Agreement with approximately $30,100 in cash and issued approximately 55,900 shares of common stock.

8% Convertible Promissory Notes (2014). During the three months ended June 30, 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes”), we issued and sold to MLTM Lending, LLC, (see Note 14 regarding related party transactions) an aggregate principal amount of $500,000 of our 8% Notes which are initially convertible into approximately 1.9 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange. See Note 7 for a complete description of our 8% Notes.

Interest expense for the three months ended June 30, 2014 was approximately $2,200, and was paid in cash.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement.

8% Convertible Promissory Notes (2012). Pursuant to the Purchase Agreement, as of June 30, 2014, we have issued and sold to Mr. Kronstadt an aggregate principal amount of approximately $5,209,300 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, approximately 13,023,200 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. See Note 7 for a complete description of our 8% Notes. Including the interest accrued on our 8% Notes through June 30, 2014, Mr. Kronstadt has received an aggregate of approximately 817,000 shares of common stock as interest payments under the 8% Notes held by him. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, Mr. Kronstadt received 10.9 million shares of common stock in exchange for the warrants to purchase 13.0 million shares of common stock. See notes 5 and 10 for a further discussion of the Tender Offer.

8% Convertible Promissory Notes (2014). During the three months ended June 30, 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes”), we issued and sold to Mr. Kronstadt, (see Note 14 regarding related party transactions) an aggregate principal amount of $500,000 of our 8% Notes which are initially convertible into approximately 1.9 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange. See Note 7 for a complete description of our 8% Notes.

Interest expense for the three months ended June 30, 2014 was approximately $2,000, and was paid in cash.

Note 15 – Subsequent Events

8% Convertible Promissory Notes (2014)

Subsequent to June 30, 2014, pursuant to the terms of our 8% convertible promissory notes (the “8% Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see notes 7 and 14 regarding or debt instruments and related party transactions, respectively) an aggregate principal amount of $500,000 of our 8% Notes which are initially convertible into approximately 1.9 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange. See Note 7 for a complete description of our 8% Notes.

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

We are a green technology company, which delivers tested, proven and superior green solutions to plastics manufacturers and infrastructure needs around the globe. Through Axion International, Inc., our engineered products business segment, we manufacture, market and sell ECOTRAX TM - our composite rail ties and STRUXURE TM - our structural building products, such as heavy- and light-equipment construction mats, boards, pilings, I-beams, and T-beams. Axion Recycled Plastics Incorporated, our reprocessed plastics business segment, repurposes waste plastics into re-useable plastic raw materials, which are sold to manufactures or transferred to our engineered products facility for use in the production of our engineered products. Both our ECOTRAX and STRUXURE products are based upon patented technology and are fully derived from common recycled plastics and high-density polymers, such as polyethylene, polystyrene and polypropylene. These recycled plastics, which are combined with recycled plastic composites containing encapsulated fiberglass, achieve structural thickness and strength and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, impervious to moisture, do not leach chemicals and are resistant to insects and rot. Our engineered products possess superior lifecycles and generally have greater durability and require less maintenance than competitive products made from wood, steel or concrete.

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

We had a contract which provided for a large number of products and few actual deliveries, the revenues are recorded each month as the products are produced and the risk of ownership passes to the customer upon pre-delivery acceptance. Prior to deliveries, our customer’s products are segregated from our inventory and not available for fulfilling other orders. This contract was completed during the three months ended June 30, 2014, but we continue to hold certain of the products previously sold to this customer and awaiting pick-up pursuant to the terms of the contract.

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

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenues

We derive our revenues through the sale of our ECOTRAX rail ties, STRUXURE building products and reprocessed plastics. Our strategic focus is to continue to expand the sales of our ECOTRAX rail ties and to create a broad-based market for our STRUXURE building products, such as our heavy construction mats and laminated mats. We continue other strategic initiatives, including the ongoing development and deployment of guidance materials, such as supporting documentation, research and other publications of the structural properties and performance of our products, with the goal to educate engineers, developers and others who might use our products in projects for their clients, as well as potential customers.

Having completed a number of commercially engineered solution projects prior to 2011, we began concentrating our activities on advancing from proof-of-concept stage to a strategically focused, sales-oriented growth company. Over the past several years, our activities centered upon advancing the development of our technology and products.  As proof-of-concept, we completed the deployment of our products across multiple customers, applications and industries. Beginning late in 2010 we began introducing our ECOTRAX rail products to mass markets globally and, during the year ended December 31, 2011, we developed and began implementing a sales strategy for our STRUXURE building products to other public- and private-sector buyers and in 2013 we launched our heavy construction mat products. As our strategy is to expand our capacity and product offerings of higher margin engineered products - ECOTRAX and STRUXURE, during the year ended December 31, 2013, we acquired a plastics recycling business. This was to bridge our growth and transition to higher margin product offerings with additional revenue opportunities through the sale of our reprocessed plastics. In addition, we added the capability to procure a potentially less expensive and more consistent source of raw materials for our expanded engineered product offerings. Our strategic focus is on the continued growth of sales, within products segments, the expansion of our technology within and across markets, and the expansion of our infrastructure in order to manufacture our products and support our growing sales order pipeline.

For the three months ended June 30, 2014 and 2013, we recognized revenue of $4.1 million and $1.5 million, respectively, of which $2.2 million for the three months ended June 30, 2014, was attributable to our engineered products segment with the remainder of $1.9 million attributable to our reprocessed plastics segment. For the three months ended June 30, 2014 and 2013, 17% and 66%, respectively of our sales were to one Class 1 railroad customer pursuant to a three-year supply agreement.

For the six months ended June 30, 2014 and 2013, we recognized revenue of $8.9 million and $3.3 million, respectively, of which $5.0 million for the six months ended June 30, 2014, was attributable to our engineered products segment with the remainder of $3.9 million attributable to our reprocessed plastics segment. For the six months ended June 30, 2014 and 2013, 24% and 43%, respectively of our sales were to one Class 1 railroad customer pursuant to a three-year supply agreement. Over the term of this supply agreement, we have recognized $10.3 million of revenue, representing approximately 104,500 rail ties. The last sales under this three-year supply agreement during the three months ended June 30, 2014, and we continue our discussion with this customer.

As of June 30, 2014, we’ve invested in tooling, molds and other production equipment to run three or four production lines which would be capable of producing up to $50 million in annual revenue of our engineered products and this equipment is located at our Waco, Texas and Zanesville, Ohio facilities.

We continued to receive repeat orders from existing customers as well as from new customers for our engineered products. Our ECOTRAX rail ties are currently in track test or undergoing purchase approval with leading passenger and freight lines in the following countries – Australia, Brazil, Chile, Mexico, New Zealand, Russia and Singapore as well as various other countries in Europe. We continue to expand the possibilities where our STRUXURE heavy construction mats may be beneficial when compared to traditional products and continue to build awareness through test orders, in support of this business opportunity. There can be no assurance that the results of these and other test orders or the approval processes currently underway for other orders will materialize into additional orders for our engineered products. Our focus will continue to be on diversifying our customer base and the pricing of our products, as well as the continuing development of opportunities we foresee with our ECOTRAX and STRUXURE composite products.

With the acquisition of the plastics recycling business during 2013, we have continued selling reprocessed plastics to existing customers as well as new customers and have initiated an internal strategic review to determine our most advantageous products to focus these and our other resources on. In addition, we continue the installation and development of the equipment, processes and procedures necessary to maximize our reprocessed plastics capabilities in our Waco, Texas facility.

Since the products utilizing our technology are new to the various markets and regions we have identified, we continue to work with various organizations to create the necessary specifications for use of our products. This is a time-consuming process and varies by product line and geographic region.

Costs of Sales and Operating Expenses

Costs of Sales – Production

For both our engineered products and reprocessed products segments, our costs of sales are primarily comprised of the cost of raw materials and the costs associated with our manufacturing and production efforts.  The price of the raw materials depends principally on the stage and source of the supply. Historically, within our engineered products segment, we purchase the raw materials in various stages, from recycled plastic containers purchased in bulk, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material, but the less expensive and less processed material requires additional costs to prepare it for production. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point. For our reprocessed plastics segment, our focus has been on purchasing raw materials in unprocessed bulk, with our reprocessed plastics segment turning that recycled waste into processed raw materials for sale to customers requiring reprocessed plastics for their further use.

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

Central to our initial business model, we did not own or operate the manufacturing facilities for the production of our engineered products as we believed that our outsourced contract manufacturing model provided us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers and minimize our capital requirements. During 2013 based on our evaluation of the benefits of operating our own facility, from both a cost-benefit perspective as well as a quality control perspective, we abandoned the third-party manufacturing model and we leased and staffed a production facility in Waco, Texas which previously served as a contract manufacturing facility for us.

Historically, our engineered products have been manufactured at facilities in Pennsylvania and Texas. The production facilities were on direct industrial rail links or spurs, to allow for efficient product deliveries to customers and particularly to rail customers. Flatbed and container trucks are also used to transport our products. Because of the weather-resistant properties inherent in our products, we use outdoor storage extensively. These initial facilities supported the manufacture of large products and were involved in the recycling business and therefore met our requirements. Under those contract manufacturing arrangements, we designed and retained ownership of certain production equipment such as molds, manifolds or dies that were provided to our contract manufacturers during production runs.  All such production equipment is designed as component parts and can be transferred between facilities or used interchangeably in a plug-and-play system as production needs dictate. We continued the third-party contract manufacturing model into the second half of 2013 at our Pennsylvania facility. We purchased and provided the raw materials used in the production of our products, directly to our contract manufacturer and paid them a per-pound rate to produce our products. During the second half of 2013, we decided to terminate this manufacturing relationship and relocate all of our production to our facility in Texas.

At our Waco, Texas facility, prior to 2013, we purchased a finished product directly from the contract manufacturer. In late 2012, the contract manufacturer at this facility made a business decision to vacate the facility and cease producing our engineered products for us. In order to maintain production, in early 2013 we hired a production and quality workforce to continue to operate the facility and initially had an understanding with the owner of the facility that enabled us to continue to utilize the facility on a month-to-month basis until we entered into a more formal lease arrangement in late 2013. At the end of 2013, all of our engineered products production was at our leased facility in Waco, Texas. This business model will allow us to control costs of production and insure the manufacture of a quality product.

Late in 2013, we acquired the business assets and operations of a plastic recycling company in Zanesville, Ohio in order to financially bridge our transition to a production and manufacturing process that would result in the reduction of the costs of the raw materials necessary to produce our engineered products. During 2014, we have been evaluating the equipment, systems, processes and raw material sources to acquire and process our own raw materials for both our use in production of our engineered products, and as an additional revenue stream when sold as reprocessed plastic products to existing and new customers for their production needs. This evaluation remains underway and there can be no assurance that we will abandon or continue to reprocess plastics as a source of raw materials for our engineered products or a source of additional revenue or if we will or will not transition these production resources capabilities to the production of higher margin engineered products.

During the three months ended June 30, 2014 and 2013, the costs of sales – production was $5.2 million and $1.4 million, respectively. For the three months ended June 30, 2014, costs of sales – production for the engineered products segment was $1.9 million with remaining $3.3 attributable to the reprocessed plastics segment.

Costs of Sales - Excess Capacity & Inventory Adjustments

During the year ended December 31, 2013, we initiated production of our engineered products at a facility we leased, staffed and managed, in Waco, Texas. This production facility includes capacity for approximately four production lines and ancillary equipment and related services. Production costs are aggregated during the period and applied to the inventory produced during that period based on a standard cost per pound. This standard cost per pound is based on an assumption that the facility is operating at or near capacity. Any production costs incurred in excess of this standard is charged to costs of sales – excess capacity in the period incurred.

During the three and six months ended June 30, 2014, we charged to costs of sales approximately $461,600 and $927,300, respectively, relating to the excess to provide production capacity at our Waco, Texas facility for our engineered products in excess of the volume of production realized. The amounts for the corresponding periods in 2013 are $100,800 for both the three months and six months ended June 30, 2013, as we had just initiated our manufacturing operations.

During the three months ended June 30, 2014, we determined that certain inventory was being carried at more than realizable value, and accordingly, we adjusted the carrying value of that inventory which resulted in a charge to costs of sales –inventory adjustment of $532,600. We did not have similar issues in either the prior year or the prior three month period.

Gross Margin (Loss) - Combined

Because we are in the early stages of commercial activities, gross margin (loss) may vary significantly and are highly dependent on the our ability to price our products properly, price of raw materials, concurrent production activities and timing and mix of the sales and services. Our gross margin (loss) was impacted by our reprocessed plastics segment costs of sales, the excess capacity within our Waco, TX production facility, the fixed pricing impact of our three-year supply agreement within our engineered products segment and still being in the early stages of our manufacturing and commercial activities and included, among other factors, inefficient manufacturing processes and methods and additional costs and expenses incurred to fulfill certain orders. Due to the nature of the reprocessed plastics segment requiring higher volume of production than we were able to achieve in the relatively short period post-acquisition, substantial negative margins were recognized for the three and six months ended June 30, 2014.

Product Development and Quality Management.

Product development and quality management expenses are incurred as we perform oversight of our own and previously, our contract manufacturing relationships and ongoing evaluations of materials and processes for existing engineered products, as well as the development of new products and processes. Such expenses typically include costs associated with the design and the required testing procedures associated with our engineer product lines – ECOTRAX and STRUXURE. In addition to our investment in both our product development efforts and insuring the products we produce meet the high quality specifications we have set, from time to time we work with the scientific team at Rutgers University to enhance our product formulations, develop innovative products and expand the reach of our existing products.

Product development and quality management expenses were approximately $94,600 and $250,400 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, these expenses were approximately $174,100 and $468,600, respectively. These decreases are due to allocating more time and effort to our own manufacturing processes resulting in more costs being charged into production rather than product development. We continue to focus on enhancing our product formulations, developing new innovative products, and expanding the reach of our existing engineered products as time and resources allow which may result in higher product development and quality management expenses in the future.

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

Marketing and sales expenses were approximately $374,900 for the three months ended June 30, 2014 compared to $256,200 for the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, our marketing and sales expenses were $675,600 and $501,100, respectively. The slight increase for both periods was primarily due to efforts within primarily our engineered products segment in the development and implementation of sales and customer development strategy and the continuation of our branding strategy and marketing efforts and all of which is primarily associated with personnel costs.

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

General and administrative costs totaled approximately $20.1 million and $766,100 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, these expenses were $21.1 million and $1.5 million, respectively. The significant increase from year to year for both periods was due to the difference in the fair value of the common stock issued to affiliated shareholders in exchange for warrants tendered pursuant to a tender offer we initiated during the three months ended June 30, 2014. This difference was $19.1 million.

During the three months ended June 30, 2014 and 2013, we recorded approximately $396,800 and $44,300, respectively in share-based compensation charges related to the fair value of the issuances of shares of our common stock, options or warrants providing the right to purchase shares of our common stock at a predetermined price, in the future. For the six months ended June 30, 2014 and 2013, we recorded similar charges of $618,600 and 141,500, respectively. Historically, we issued shares of common stock or options to purchase our common stock, in lieu of cash payments in connection with a licensing agreement, commitment fees for financing transactions, compensation for our directors, officers and employees, as well as to several consultants.

Depreciation and Amortization.

For the three and six months ended June 30, 2014 and 2013, we recorded depreciation expense for manufacturing and production equipment as a charge to production. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses.

Depreciation and amortization totaled approximately $258,100 and $48,200 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, depreciation and amortization was approximately $512,900 and 72,600, respectively. The increase from year to year for both periods is a result of the additional equipment from the reprocessed plastics business acquisition. As the investment in molds and other production equipment, including the production equipment acquired pursuant to our acquisition of the plastics recycling business, increased during the year ended December 31, 2013, depreciation expense increased in 2014.

Other Expenses

Interest Expense.

Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the three months ended June 30, 2014 and 2013, was approximately $458,000 and $180,200, respectively, and represented the contractual interest rates payable on our debt obligations. For the three months ended June 30, 2014, approximately $346,500 was attributable to our 8% convertible promissory notes, approximately $60,100 associated with our 12% revolving credit agreement and the balance associated with our 4.25% bank term loans and other debt. For the six months ended June 30, 2014 and 2013, our interest expense was approximately $841,600 and $352,700, respectively. During both comparative periods we increased our debt to continue to fund operations and acquire fixed assets.

Amortization of Debt Discounts.

Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our debt.

During the three months ended June 30, 2014 and 2013, we recognized approximately $422,700 and $138,100, respectively, for the amortization of various debt discounts. At the time of issuance, we recorded discounts on our debt securities primarily due to the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized to expense over the term of the underlying convertible security. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period. For the three months ended June 30, 2014 and 2013 the amortization primarily related to the discounts associated with our 8% convertible promissory notes. For the six months ended June 30, 2014 and 2013, we recognized approximately $859,100 and $282,000, respectively for the amortization of these various debt discounts.

At June 30, 2014, the unamortized discounts for our convertible debt securities was $5.7 million, primarily associated with our 8% convertible promissory notes. This unamortized discount will be expensed over the five year lives of the underlying convertible promissory notes.

Fair Value of Common Shares Issued in Excess of Fair Value of Warrants Tendered.

During June 2014, we extended an offer to exchange all of our outstanding warrants for shares of our common stock. We issued common stock with a fair value of $2.3 million to non-affiliated warrant holders in exchange for their warrants with a face value of $1.4 million, with the difference of $0.9 million charged to this account.

Change in Fair Value of Derivative Liabilities.

Through June, 2014, we issued and sold $18.1 million of our various convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of the conversion options on the dates of issuance as a derivative liability and recognized that amount as a discount of our 8% convertible promissory notes. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized a gain of $0.7 million and a gain of $3.3 million for the three months ended June 30, 2014 and 2013, respectively as a change in fair value of this derivative liability which was recognized in our statements of operations. For the six months ended June 30, 2014 and 2013, we recognized a gain of $5.7 million and a loss of approximately $364,600, respectively as a change in fair value of this derivative liability in our statement of operations. The fair value of this derivative liability at June 30, 2014 was estimated to be $10.7 million.

In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our 8% convertible promissory notes. This derivative liability does not qualify as a fair value or cash flow hedge under ASC 815, and accordingly, we recognized a gain of $3.4 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively as a change in the fair value of this derivative liability which was recognized in our statements of operations. For the six months ended June 30, 2014 and 2013, we recognized a gain of $5.2 million and a loss of approximately $70,800, respectively as a change in fair value of this derivative liability in our statement of operations. During June 2014, pursuant to the Tender Offer to exchange all outstanding warrants for shares of common stock, these warrants were tendered and therefore was no derivative liability at June 30, 2014.

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the three months ended June 30, 2014 and 2013, we recorded the change in fair value of this derivative liability in our statement of operations of gains of approximately $55,600 and $93,700, respectively. For the six months ended June 30, 2014 and 2013, we recorded the change in fair value of this derivative liability in our statement of operations of a gain of approximately $176,500 and a loss of approximately $40,600, respectively.

Income Taxes.

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2013. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2013 has been recorded.

Liquidity and Capital Resources

At June 30, 2014 we had $6.3 million in current assets and $14.9 million in current liabilities resulting in working capital deficit of $8.6 million. This compares to a working capital deficit of $14.1 million as of December 31, 2013. Recorded as a current liability, our derivative liabilities associated with our 8% convertible promissory notes at June 30, 2014 totaled $10.7 million. Since the satisfaction of this liability will not require the use of working capital, without this current liability included in the working capital calculation, our working capital at June, 2014 would be $2.1 million. In addition, our 10% convertible preferred stock shown as temporary equity on our balance sheet at June 30, 2014 in the amount of $6.9 million, are not redeemable by most of the preferred shareholders until after December 31, 2016 pursuant to an agreement entered into by preferred shareholders representing $6.1 million of this temporary equity. Furthermore, these same preferred shareholders have agreed to automatically convert their preferred upon the Company listing its stock on an exchange among several other requirements. In our current financial condition, Colorado law does not allow us to redeem any of the preferred stock.

We used $3.8 million and $1.9 million in our operating activities during the six months ended June 30, 2014 and 2013, respectively, with the increase primarily the result of the operations of our plastics reprocessing business acquired in late 2013.

Our net loss for the three months ended June 30, 2014 of approximately $20.4 million included the impact of several significant non-cash transactions including the effect of the change in fair value of the derivative liabilities associated with our 8% convertible promissory notes. This credit was $4.1 million in our consolidated statement of operations for the period. For the six months ended June 30, 2014, we recognized a gain of $11.0 million in regards to this same non-cash change in fair value of the derivative liabilities transaction. In addition during the three months ended June 30, 2014, we charged operations for the excess of the fair value of common stock issued in exchanged for warrants tendered of $20.0 million. There was no such charge in 2013.

To enhance and increase production capacity, we purchased equipment of $0.7 million during the three months ended June 30, 2014. As we evaluate our business plans and strategy, we may purchase additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. An extrusion line for our engineered products manufacturing business typically costs upwards of $1.0 million, including installation and auxiliary parts and equipment. These purchases may be financed with working capital, if available or through additional debt.

During six months ended June 30, 2014, we issued and sold to certain investors an aggregate principal amount of $5.0 million of our various convertible promissory notes. We may prepay the notes, in whole or in part, upon prior written notice to the holders thereof. Interest accrues on the notes at a rate of 8.0% per annum, payable for the majority of the notes, during the first three years that the notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the notes. During the fourth and fifth years that the notes are outstanding, interest that accrues under the notes shall be payable in cash.

We entered into a revolving credit agreement and borrowed $2.0 million during the year ended December 31, 2013, which remains outstanding at June 30, 2014. These funds were used to support our working capital needs upon our acquisition of the reprocessed plastics business in November 2013.

Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

At June 30, 2014, we had $6.9 million of our 10% convertible preferred stock outstanding of which $6.1 million may not be redeemed by the holder until after December 31, 2016, pursuant to an agreement entered into between the Company and the preferred stock holder. Due to our current financial condition, Colorado law will not allow us to redeem the balance. Our ability to pay principal and interest on our various 8% convertible promissory notes, which mature beginning in 2017, repay our 12% revolving credit agreement balance of $2.0 million and our $4,500,000 of 4.25% bank term loans, among other debt and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At June 30, 2014, we had a working capital deficit of $8.6 million, cumulative face value of redeemable preferred stock and various debt instruments of $31.9 million, a stockholders’ deficit of $24.6 million and have accumulated losses to date of $76.1 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our various 8% convertible promissory notes and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Based on the results of six months ended June 30, 2014, we determined that our recent experience of financial results for our reprocessed plastics reporting segment represents a triggering event requiring goodwill and related intangible assets impairment tests. The goodwill and related intangible assets associated with our reprocessed plastics reporting segment totaled $2.1 million as of both June 30, 2014 and December 31, 2013. We were unable to reasonably estimate the amount of goodwill impairment, if any, during the six months ended June 30, 2014 and will complete our impairment test on all of our reporting units during the three months ended September 30, 2014.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness described below, as of June 30, 2014, we did not maintain effective internal control over financial reporting, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weakness, which relates to internal control over financial reporting, that was identified is:

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During April 2014, pursuant to the purchase of $850,000 of our 8% convertible promissory notes, we issued warrants to purchase 2,125,000 shares of our common stock to the note holder. The exercise price of these warrants was $0.60 per share.

During April 2014, we issued 215,942 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $159,797.

During April 2014, we issued 359,300 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $265,882.

During April 2014, we issued 50,424 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $37,314.

During April 2014, we issued 196,079 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $100,000.

During June 2014, we issued 35,452,979 shares of common stock with a fair value on the date of issue of $24,817,086, in exchange for previously outstanding warrants which were cancelled pursuant to a tender offer, with a fair value of $4,859,232.

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

Axion International Holdings, Inc.

Date: August 14, 2014	/s/ Claude Brown
Claude Brown
Chief Executive Officer

Date: August 14, 2014	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

