Form 10-Q
period 2014-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2014-11-14
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock, without par value, as of November 13, 2014 was 70,476,065.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,771,856	$883,936
Accounts receivable, net of allowance	1,088,558	888,214
Inventories	4,525,250	3,955,515
Prepaid expenses and deposits	205,212	280,140
Total current assets	8,590,876	6,007,805

Property and equipment, net	8,223,970	7,899,486

Goodwill	1,492,132	1,492,132
Intangible assets	5,000	610,000

Total assets	$18,311,978	$16,009,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,841,523	$1,879,760
Accrued liabilities	1,541,326	896,740
Derivative liabilities – 8% convertible promissory notes	3,983,000	17,190,000
12% convertible promissory notes, net of discounts	881,800	-
Current portion of long term debt	187,287	185,347
Total current liabilities	8,434,936	20,151,847

8% convertible promissory notes, net of discounts	13,677,111	11,030,913
12% revolving credit agreement, net of discounts	1,994,059	1,873,716
4.25% bank term loans	4,400,000	4,400,000
5% bank promissory note	4,000,000	-
Other debt	214,134	300,127
Fair value of 10% convertible preferred stock warrants	52,720	296,194
Total liabilities	32,772,960	38,052,797

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 682,998 and 694,623 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively, net of discounts	6,829,980	6,724,844

Stockholders' deficit:
Common stock, no par value; authorized, 250,000,000 shares; 69,167,050 and 31,168,905 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	52,120,356	30,500,445
Accumulated deficit	(73,411,318)	(59,268,663)
Total stockholders' deficit	(21,290,962)	(28,768,218)
Total liabilities and stockholders' deficit	$18,311,978	$16,009,423

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2014	2013

Revenue	$3,122,912	$1,272,689
Costs of sales:
Production	3,902,250	1,189,172
Excess capacity & inventory adjustments	369,806	293,941
Gross margin (loss)	(1,149,144)	(210,424)

Operating expenses:
Product development and quality management	52,219	213,525
Marketing and sales	126,047	202,106
General and administrative	1,069,672	732,427
Total operating expenses	1,247,938	1,148,058

Loss from operations	(2,397,082)	(1,358,482)

Other (income) expenses:
Interest expense	478,496	190,318
Amortization of debt discount	1,196,807	132,497
Impairment of intangible assets	545,750	-
Fair value of common shares issued in excess of fair value of warrants tendered	(54)	-
Change in fair value of derivative liabilities	(7,337,983)	(730,000)
Total other (income)	(5,116,984)	(407,185)

Net income (loss)	2,719,902	(951,297)
Accretion of preferred stock dividends and beneficial conversion feature	(152,237)	(405,936)
Net income (loss) attributable to common shareholders	$2,567,665	$(1,357,233)

Weighted average common shares -
Basic	69,066,096	30,307,925
Diluted	127,971,683	30,307,925
Net income (loss) per share -
Basic	$0.04	$(0.04)
Diluted	0.02	(0.04)

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2014	2013

Revenue	$12,027,909	$4,532,274
Costs of sales:
Production	14,718,367	4,145,008
Excess capacity & inventory adjustments	1,829,700	394,740
Gross margin (loss)	(4,520,158)	(7,474)

Operating expenses:
Product development and quality management	226,273	682,141
Marketing and sales	801,633	703,201
General and administrative	22,175,376	2,216,656
Total operating expenses	23,203,282	3,601,998

Loss from operations	(27,723,440)	(3,609,472)

Other (income) expenses:
Interest expense	1,320,127	542,971
Amortization of debt discount	2,055,894	414,525
Impairment of intangible assets	545,750	-
Fair value of common shares issued in excess of fair value of warrants tendered	883,422	-
Change in fair value of derivative liabilities	(18,385,978)	(253,936)
Total other (income) expenses	(13,580,785)	703,560

Net loss	(14,142,655)	(4,313,032)
Accretion of preferred stock dividends and beneficial conversion feature	(717,615)	(1,218,273)
Net loss attributable to common shareholders	$(14,860,270)	$(5,531,305)

Weighted average common shares - basic and diluted	46,382,952	29,583,289
Net loss per share - basic and diluted	$(0.32)	$(0.19)

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2014 THROUGH SEPTEMBER 30, 2014

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2014	31,168,905	$30,500,445	$(59,268,663)	$(28,768,218)

Shares issued upon conversion of 10% convertible preferred stock	116,250	116,250		116,250
Shares issued as payment in kind for dividends	672,391	527,338		527,338
Shares issued as payment in kind for interest	1,443,009	1,069,537		1,069,537
Share-based compensation	303,540	666,601		666,601
Dividend on 10% convertible preferred stock		(496,229)		(496,229)
Amortization of beneficial conversion feature of 10% convertible preferred stock		(221,386)		(221,386)
Fair value of warrants tendered and cancelled		(4,866,269)		(4,866,269)
Fair value of common stock issued in exchange for warrants tendered and cancelled	35,462,955	24,824,069		24,824,069
Net loss			(14,142,655)	(14,142,655)

Balance, September 30, 2014	69,167,050	$52,120,356	$(73,411,318)	$(21,290,962)

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2014	2013
Cash flow from operating activities:
Net loss	$(14,142,655)	$(4,313,032)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	781,232	147,605
Amortization of identifiable intangible assets	59,250	-
Amortization of convertible debt discount	2,055,894	414,525
Change in fair value of derivative liabilities	(18,142,504)	(294,576)
Change in fair value of 10% convertible preferred stock warrants	(243,474)	40,641
Change in allowance for doubtful account	74,025	-
Interest expense paid in shares of common stock	1,069,537	-
Share-based compensation	666,601	142,654
Fair value of common stock issued in excess of fair value of warrants tendered	19,957,800	-
Impairment of intangible assets	545,750	-
Changes in operating assets and liability:
Accounts receivable	(274,369)	(246,935)
Inventories	(569,735)	(536,868)
Prepaid expenses and deposits	74,928	65,265
Accounts payable	(38,237)	364,028
Accrued liabilities	675,695	389,743
Net cash used in operating activities	(7,450,262)	(3,826,950)

Cash flows from investing activities:
Purchase of property and equipment	(1,105,716)	(1,165,521)
Net cash used in investing activities	(1,105,716)	(1,165,521)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	5,527,951	2,150,001
Proceeds from 12% convertible promissory notes, net	1,000,000	-
Proceeds from 5% bank term loans	4,000,000	-
Recovery of shareholder short swing profits	-	3,095,308
Repayments of other debt	(84,053)	-
Net cash provided by financing activities	10,443,898	5,245,309

Net increase in cash	1,887,920	252,838
Cash and cash equivalents at beginning of period	883,936	346,905
Cash and cash equivalents at end of period	$2,771,856	$599,743

Supplemental disclosures of cash flow information:
Cash paid for interest	$221,824	$1,971
Conversion of 10% convertible preferred stock and debt	116,250	39,000
Dividends on 10% convertible preferred stock	496,229	533,569
Amortization of 10% convertible preferred stock discount	221,386	684,704
Fair value of warrants issued with 8% convertible promissory notes	391,365	249,151
Fair value of conversion option of 8% convertible promissory notes	4,544,139	545,425
Fair value of common stock issued in exchange for warrants tendered and cancelled	24,824,069	-

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

(a)	Business and Basis of Financial Statement Presentation

Axion International Holdings, Inc. (“Holdings”) was formed in 1981.   In November 2007, Holdings entered into an Agreement and Plan of Merger, among Holdings, Axion Acquisition Corp., a Delaware corporation and a newly created direct wholly-owned subsidiary of Holdings (the “Merger Sub”), and Axion International, Inc., a Delaware corporation which incorporated on August 6, 2006 with operations commencing in November 2007 (“Axion”).  On March 20, 2008 Holdings consummated the merger (the “Merger”) of Merger Sub into Axion, with Axion continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. Axion Recycled Plastics Incorporated, an Ohio corporation and a wholly-owned subsidiary of Axion, was established to purchase certain tangible and intangible assets of a plastics recycling company during November 2013.

We design and manufacture innovative structural polymer solutions, engineering sustainable products and systems for applications that provide improved long-term value, consistent performance and reduced maintenance costs, offering a viable solution where stress and environmental factors cause degradation and deterioration of traditional products. Our proprietary products are based on patent rights we hold as well as manufacturing processes and formulations we have developed.

We manufacture, market and sell ECOTRAX® rail ties and STRUXURE® building products, with significant focus on construction mats. Our ECOTRAX® and STRUXURE® products are fully derived from post-consumer and post-industrial recycled plastics, such as high-density polyethylene, polystyrene and polypropylene. In patented and proprietary formulations, our products achieve structural strength, are capable of sustaining heavy loads and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, impervious to moisture, do not leach chemicals and are resistant to insects and rot. They possess superior lifecycles and generally have greater durability and require less maintenance than competitive traditional products.

For the past seven years, our products have been tested and validated in order to establish their structural strength. Our rail ties, our focus over the past few years, have been subjected to long-term performance testing, in which they have been under constant traffic in various environmental conditions. Short-span bridges have been constructed with our engineered products that have supported tanks and trains. We are in a position to expand upon this foundation we built through years of successful applications. When coupled with enhanced manufacturing capacity and process refinements, these foundational achievements should lead to a significant increase in commercial activity.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  At September 30, 2014 we accrued a reserve for uncollectable accounts receivables in the amount of approximately $74,000. We did not provide for an allowance at December 31, 2013.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	September 30, 2014	December 31, 2013
Equipment	$17,893	$18,700
Machinery and equipment	9,881,835	8,803,087
Purchased software	187,996	145,622
Furniture and fixtures	-	14,599
Subtotal – property and equipment, at cost	10,087,724	8,982,008
Less accumulated depreciation	(1,863,754)	(1,082,522)
Net property and leasehold improvements	$8,223,970	$7,899,486

Depreciation expense charged to income during the three and nine months ended September 30, 2014 was approximately $268,300 and $781,200, respectively and for the corresponding periods of 2013 was $75,000 and $147,600, respectively.

Our financial results for the reprocessed plastics business during the six months ended June 30, 2014 and our decision during the three months ended September 30, 2014 to transition the assets acquired of the reprocessing plastics business to a business extruding our proprietary products, represented a triggering event requiring an impairment test of tangible and intangible assets acquired. Based on our test, we determined there was no impairment.

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

Royalties incurred and payable to Rutgers, for the three and nine months ended September 30, 2014 were $50,000 and $150,000, respectively. For the corresponding periods of 2013, the amounts were $50,000 and $150,000, respectively

(f)	Definite Life Intangible Assets

During the year ended December 31, 2013, we acquired a plastic reprocessing business which gave rise to certain definite life intangible assets associated with the acquired customer list and trademark. In accordance with FASB ASC topic, “Goodwill and Other Intangible Assets”, acquired definite life intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. Since that pattern cannot be reliably determined, a straight-line amortization method has been used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. For the three and nine months ended September 30, 2014 we amortized to operating expenses approximately $19,800 and $59,300, respectively of these intangible assets.

Our financial results for the reprocessed plastics business during the six months ended June 30, 2014 and our decision during the three months ended September 30, 2014 to transition the assets acquired of the reprocessing plastics business to a business extruding our proprietary products, represented a triggering event requiring intangible assets impairment tests. During the three months ended September 30, 2014, we determined that our definite life intangible asset associated with our acquired customer list was impaired and of no further value and accordingly we recorded a charge to other expenses for the remaining unamortized balance of approximately $545,800.

(g)	Indefinite Life Intangible Assets - Goodwill

In accordance with the FASB ASC topic, “Goodwill and Other Intangible Assets”, indefinite life assets, such as goodwill, acquired as a result of our acquisition of the plastic reprocessing business and which are not subject to amortization are tested for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The fair value is determined by subtracting the fair value of all the identified tangible and intangible assets included in the business acquisition from the fair value of the purchase price.

Our financial results for the reprocessed plastics business during the six months ended June 30, 2014 and our decision during the three months ended September 30, 2014 to transition the reprocessing plastics business to a facility extruding our historical proprietary products, represented a triggering event requiring a goodwill impairment test. During the three months ended September 30, 2014, we tested the goodwill intangible asset associated with the acquisition in November 2013 of the reprocessed plastics business. The goodwill intangible asset was $1.5 million as of both September 30, 2014 and December 31, 2013 and based on our test for impairment done during the three months ended September 30, 2014, we determined there was no impairment.

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

Our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with the production of the finished product. Prior to 2013, we utilized third-party manufacturers, where under one arrangement we purchased and supplied the raw materials to the third-party manufacturer and we paid them a per-pound cost to produce the finished product. Under another arrangement, the third-party manufacturer sourced and paid for the raw materials and we purchased the finished product from them at a cost per unit. Beginning in 2013, we initiated production of our finished products within a leased facility utilizing our own employees. Additionally, in late 2013 we acquired the assets of a plastics recycling company and began to reprocess recycled plastics for use in our own finished products and to sell to customers for use in their finished products. During the three months ended September 30, 2014, we began the conversion of that facility from reprocessing plastics to processing of both molded and continuous extruded engineered products. Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency with which we plan and execute our manufacturing processes.

Historically, we have not had significant warranty replacements, but during the year ended December 31, 2013 due to the improper installation of certain of our rail ties, we agreed to replace the rail ties. Although from time to time we replace our engineered products for various reasons, we do not anticipate additional significant situations where we might again replace improperly installed products and therefore do not provide for future warrant expenses.

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

Basic earnings or loss per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share include the effects on our weighted average number of common shares outstanding of the potential dilution of (i) outstanding options and warrants, as determined using the treasury stock method and (ii) convertible securities as determined using the as-if converted method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2014:

Numerator for basic earnings per share calculation - income attributable to common shareholders	$2,567,665
Interest on various convertible promissory notes	361,414
Dividends for 10% convertible preferred stock	152,237
Numerator for diluted earnings per share calculation - income attributable to common shareholders	$3,081,316

Denominator for basic earnings per share - weighted-average shares outstanding	69,066,096
Incremental shares attributable to:
Options and warrants	194,762
Various convertible promissory notes	50,360,850
10% convertible preferred stock	8,349,975
Denominator for diluted earnings per share	127,971,683

Basic earnings per share	$0.04

Diluted earnings per share	$0.02

For the nine months ended September 30, 2014 there was no dilutive effects of such securities as we incurred a net loss for the period.

(m)	Fair Value of Financial Instruments

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

We maintain our cash with several major U.S. domestic banks. The amount held in these banks exceeds the insured limit of $250,000 from time to time. The amount which exceeded the insured limit was approximately $2.5 million and $0.3 million at September 30, 2014 and December 31, 2013, respectively.  We have not incurred losses related to these deposits.

(o)	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. The ASU is effective for the Company's 2017 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in an entity's financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not currently anticipate that the application of ASU No. 2014-15 will have an effect on its financial condition, results of operations or its cash flows.

(p)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At September 30, 2014, we had working capital of approximately $155,900, a stockholders’ deficit of $21.3 million and have accumulated losses to date of $73.4 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations.   We may seek additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 – Reportable Business Segments

We purchased certain tangible and intangible assets of a plastics recycling company during November 2013, and began operating our second reportable business segment – reprocessed plastics. Prior to that purchase, we operated one reportable business segment – engineered products. Our segment reporting is consistent with the current manner of how our Chief Operating Decision Maker (“CODM”) and our board of directors view our business. Our business model has consisted of reprocessing recycled or waste plastics into plastic products to be sold to manufacturers who require certain plastics in their processes and we transfer certain of these reprocessed plastics to our other segment which produces engineered products utilizing recycled plastics and plastic composites. In order to allow our CODM and management to make business decisions, we report two segments –our reprocessed plastics segment and our engineered products segment. Decisions regarding allocation of resources and investment of capital have been made based on the reportable segments contribution to the financial success of the consolidated enterprise.

Beginning during the three months ended September 30, 2014, a decision was made to transition the facility where our reprocessed plastics segment operated into a facility which processed engineered products, thereby returning to one reportable business segment. For the three months and nine months ended September 30, 2014, we continued to report in two segments as the transition was not completed by September 30, 2014.

The significant accounting policies of each segment are described in note 1.

Segment Reporting - For the Three Months Ended September 30, 2014

	Engineered	Reprocessed	Corporate
	Products	Plastics	Activities	Combined

Statement of Operations
Revenue	$1,667,668	$1,455,244	$-	$3,122,912
Costs of sales:
Production	1,714,300	2,187,950	-	3,902,250
Excess capacity & inventory adjustments	369,806	-	-	369,806
Gross margin (loss)	(416,438)	(732,706)	-	(1,149,144)

Product development & quality management	-	-	52,219	52,219
Marketing & sales	-	-	126,047	126,047
General & administrative	-	-	1,069,672	1,069,672
Total operating expenses	-	-	1,247,938	1,247,938

Loss from operations	(416,438)	(732,706)	(1,247,938)	(2,397,082)

Other (income) expenses:
Interest expense	-	-	478,496	478,496
Amortization of debt discounts	-	-	1,196,807	1,196,807
Impairment of intangible assets	-	-	545,750	545,750
Fair value of common shares issued in excess of fair value of warrants tendered	-	-	(54)	(54)
Change in fair value of derivative liabilities	-	-	(7,337,983)	(7,337,983)
Total other (income)	-	-	(5,116,984)	(5,116,984)

Net income (loss)	$(416,438)	$(732,706)	$3,869,046	$2,719,902

Total assets at September 30, 2014	$8,215,092	$5,622,686	$4,474,200	$18,311,978

Segment Reporting - For the Nine Months Ended September 30, 2014

	Engineered	Reprocessed	Corporate
	Products	Plastics	Activities	Combined

Statement of Operations
Revenue	$6,630,042	$5,397,867	$-	$12,027,909
Costs of sales:
Production	6,412,835	8,305,532	-	14,718,367
Excess capacity & inventory adjustments	1,829,700	-	-	1,829,700
Gross margin (loss)	(1,612,493)	(2,907,665)	-	(4,520,158)

Product development & quality management	-	-	226,273	226,273
Marketing & sales	-	-	801,633	801,633
General & administrative	-	-	22,175,376	22,175,376
Total operating expenses	-	-	23,203,282	23,203,282

Loss from operations	(1,612,493)	(2,907,665)	(23,203,282)	(27,723,440)

Other (income) expenses:
Interest expense	-	-	1,320,127	1,320,127
Amortization of debt discounts	-	-	2,055,894	2,055,894
Impairment of intangible assets			545,750	545,750
Fair value of common shares issued in excess of fair value of warrants tendered	-	-	883,422	883,422
Change in fair value of derivative liabilities	-	-	(18,385,978)	(18,385,978)
Total other (income)	-	-	(13,580,785)	(13,580,785)

Net (loss)	$(1,612,493)	$(2,907,665)	$(9,622,497)	$(14,142,655)

(1) Since the plastics recycling company which provided the second segment to our business was acquired in November 2013, we did not report segment information for the three or nine months ended September 30, 2013.

Note 4 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories consisted of:

	September 30, 2014	December 31, 2013

Finished products	$3,744,682	$2,930,753
Production materials	780,568	1,024,762
Total inventories	$4,525,250	$3,955,515

Since we engaged third-party contract manufacturers to produce our finished products in the past, certain inventories at September 30, 2014 and December 31, 2013 are located at these third-party contract manufacturing locations. We carry adequate insurance for loss on this inventory.

Note 5 - Accrued Liabilities

The components of accrued liabilities are:

	September 30, 2014	December 31, 2013
Royalties	$470,047	$235,772
Interest	418,425	248,763
Rent	273,106	78,797
10% convertible preferred stock dividends	152,237	183,346
Payroll	115,593	119,937
Real estate taxes	83,569	8,962
Miscellaneous	28,349	21,163
Total accrued liabilities	$1,541,326	$896,740

Note 6 - Derivative Liabilities

8% Convertible Promissory Notes (2012) – Conversion Option and Warrants

Prior to, and through April 8, 2014, we issued 8% convertible promissory notes (the “8% Notes”). See Note 7 for further discussion. The 8% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes, into shares of our common stock. The 8% Notes were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The aggregate fair value of all the conversion options on September 30, 2014 was $3.9 million. The $7.2 million decrease in the fair value of this derivative liability during the three months ended September 30, 2014 was recorded as a change in derivative liability in the statement of operations.

During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the 8% Notes were exchanged for shares of common stock resulting in no derivative liability for the warrants at June 30, 2014. This decrease in fair value of $3.4 million during the three months ended June 30, 2014 was recorded as a change in fair value of derivative liability in the statement of operations. The fair value of common stock issued in exchange for warrants tendered exceeded the fair value of the warrant liability which resulted in compensation expense for all warrant holder considered affiliates of $19.1 million and approximately $883,500 of additional expense classified as fair value of common stock issued in excess of fair value of warrants tendered for the three and nine months ended September 30, 2014.

12% Convertible Promissory Notes – Conversion Option

During the three months ended September 30, 2014, we issued 12% convertible promissory notes (the “12% Notes”). See Note 7 for further discussion. The 12% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 12% Notes, into shares of our common stock. The conversion option is a derivative liability. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. Accordingly, changes in the fair value of the conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option derivative liability on the date of issuance and recorded the fair value of $157,000 as a discount to the debt and a derivative liability. The aggregate fair value of the conversion option on September 30, 2014 was $111,000. The $46,000 decrease in the fair value of this derivative liability during the three months ended September 30, 2014 was recorded as a change in derivative liability in the statement of operations.

The estimated fair values of the derivative liabilities associated with the 8% Notes and the 12% Notes, for the conversion options and warrants issued through and as of September 30, 2014 were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	September 30, 2014

Volatility	40.0% to 45.0%	40.0%
Risk-free interest rate	0.11% to 0.3%	0.3% to 0.07%
Dividend yield	0.0%	0.0%
Expected life	1.1 to 1.6 years	0.5 to 0.9 years

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the fair value at September 30, 2014 of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 85%, (iii) a risk-free interest rate 0.36%, and (iv) an expected life of approximately 1-1/2 years. The fair value of the warrant liability at September 30, 2014 and December 31, 2013 was approximately $52,700 and $296,200, respectively and we recognized a credit to our statement of operations for the decrease in fair value of the warrant liability for the three and nine months ended September 30, 2014 of approximately $67,700 and $243,500, respectively.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of September 30, 2014 and December 31, 2013 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of September 30, 2014
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$3,872,000	$3,872,000
Warrants	-	-	-	-
12% Convertible promissory notes:
Conversion option	-	-	111,000	111,000
Derivative liabilities - Current	-	-	3,983,000	3,983,000

Placement agent warrants - Non-current	-	-	52,720	52,720

Derivative liabilities - Total	$-	$-	$4,035,720	$4,035,720

	As of December 31, 2013
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$12,400,000	$12,400,000
Warrants	-	-	4,790,000	4,790,000
Derivative liabilities - Current	-	-	17,190,000	17,190,000

Placement agent warrants - Non-current	-	-	296,194	296,194

Derivative liabilities - Total	$-	$-	$17,486,194	$17,486,194

The following table is a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value during the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014
		Fair Value
	Balance - July 1,	of Derivative	Change in	Balance - September 30,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$10,695,000	$402,000	$(7,225,000)	$3,872,000
Warrants	-	-	-	-
12% Convertible promissory notes:
Conversion option	-	157,000	(46,000)	111,000
Derivative liabilities - Current	10,695,000	559,000	(7,271,000)	3,983,000

Placement agent warrants - Non-current	119,703	-	(66,983)	52,720
Derivative liabilities - Total	$10,814,703	$559,000	$(7,337,983)	$4,035,720

	For the Nine Months Ended September 30, 2014
		Fair Value
	Balance - January 1,	of Derivative	Change in	Balance - September 30,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$12,400,000	$4,387,139	$(12,915,139)	$3,872,000
Warrants	4,790,000	391,365	(5,181,365)	-
12% Convertible promissory notes:
Conversion option		157,000	(46,000)	111,000
Derivative liabilities - Current	17,190,000	4,935,504	(18,142,504)	3,983,000

Placement agent warrants - Non-current	296,194	-	(243,474)	52,720
Derivative liabilities - Total	$17,486,194	$4,935,504	$(18,385,978)	$4,035,720

	For the Three Months Ended September 30, 2013
		Fair Value
	Balance - July 1,	of Derivative	Change in	Balance - September 30,
	2013	Liability	Fair Value	2013

8% Convertible promissory notes:
Conversion option	$1,520,000	$-	$(460,000)	$1,060,000
Warrants	540,000	-	(270,000)	270,000

Derivative liabilities - Current	2,060,000	-	(730,000)	1,330,000

Placement agent warrants - Non-current	122,357	-	-	122,357
Derivative liabilities - Total	$2,182,357	$-	$(730,000)	$1,452,357

	For the Nine Months Ended September 30, 2013
		Fair Value
	Balance - January 1,	of Derivative	Change in	Balance - September 30,
	2013	Liability	Fair Value	2013

8% Convertible promissory notes:
Conversion option	$610,000	$545,426	$(95,426)	$1,060,000
Warrants	220,000	249,151	(199,151)	270,000

Derivative liabilities - Current	830,000	794,577	(294,577)	1,330,000

Placement agent warrants - Non-current	81,716	-	40,641	122,357
Derivative liabilities - Total	$911,716	$794,577	$(253,936)	$1,452,357

Note 7 - Debt

The components of our debt are summarized as follows:

	Due	September 30, 2014	December 31, 2013
8% convertible promissory notes (2012)	Beginning in August 2017	$16,628,188	$13,078,188
12% revolving credit facility	December 31, 2015	2,000,000	2,000,000
3% promissory note	February 1, 2018	301,421	385,474
4.25% bank term loans	November 15, 2018	4,500,000	4,500,000
8% convertible promissory notes (2014)	June 11, 2019	2,000,000	-
12% convertible promissory notes	March 31, 2015	1,000,000	-
5% bank promissory note	September 18 2017	4,000,000	-
Subtotal		30,429,609	19,963,662
Less debt discount		(5,075,218)	(2,173,559)
Subtotal – net of debt discount		25,354,391	17,790,103
Less current portion		1,069,087	185,347
Total – long term debt		$24,285,304	$17,604,756

8% Convertible Promissory Notes (2012)

Through April 8, 2014 pursuant to the terms of our 8% convertible promissory notes (the “2012 Notes”), we issued and sold to Melvin Lenkin, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 14 regarding related party transactions) and several unaffiliated investors (i) an aggregate principal amount of $15,628,188 convertible into shares of our common stock at $0.40 per share and an aggregate principal amount of $1,000,000, convertible into shares of our common stock at a conversion price equal to $0.74 per share, respectively subject to adjustment as provided on the terms of the 2012 Notes, and (ii) associated warrants to purchase, in the aggregate, 37.8 million shares of common stock, subject to adjustment as provided on the terms of the warrants. During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the 2012 Notes were exchanged for shares of common stock.

The 2012 Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the 2012 Notes). We may prepay the 2012 Notes, in whole or in part, upon 60 calendar-days prior written notice to the holders thereof. Interest accrues on the 2012 Notes at a rate of 8.0% per annum, payable during the first three years that the 2012 Notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the 2012 Notes. During the fourth and fifth years that the 2012 Notes are outstanding, interest that accrues under the 2012 Notes shall be payable in cash.

Interest expense for the three and nine months ended September 30, 2014 was approximately $316,300 and $922,200, respectively. Accrued interest at September 30, 2014 of approximately $316,300 was paid with 687,614 shares of common stock, in lieu of cash, which were issued subsequent to September 30, 2014.

The issuance costs of approximately $146,700, plus the fair values at issuances of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the 2012 Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 2012 Notes. During the three and nine months ended September 30, 2014, we amortized $1.1 million and $1.9 million, respectively of the discount to other expenses in our statement of operations. For the corresponding periods for 2013, we amortized approximately $132,500 and $414,500, respectively to other expenses in our statement of operations. At September 30, 2014, the unamortized discount was approximately $4.9 million. See Note 6 for further discussion of these derivative liabilities.

12% Revolving Credit Agreement

During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) with MLTM Lending, LLC, a Maryland limited liability company (“MLTM”), and Samuel G. Rose (“Rose” and together with MLTM, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of our common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of our common stock for 20 consecutive trading days prior to the interest payment date. Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). During the year ended December 31, 2013, we borrowed $2,000,000 less fees, under the Revolving Loan Agreement which remained outstanding through September 30, 2014.

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

Interest expense for the three and nine months ended September 30, 2014 was approximately $59,700 and $186,800. Of the $186,800 of interest expense for the nine months ended September 30, 2014, approximately $70,700 was paid in cash or is to be paid in cash and the balance of approximately $116,100 was or will be paid in shares of common stock.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we and the Lenders entered into a Security Agreement pursuant to which the Borrowers were granted a security interest and lien in all of our accounts receivable and inventory to secure the Borrowers’ obligations under the Revolving Loan Agreement.

The issuance costs of approximately $7,800, plus the fair values of the shares of our common stock of approximately $140,900, issued as consideration for the revolving loans and the letter of credit support, were recorded as a discount to the revolving loans. This debt discount is amortized to other expenses in our statement of operations over the twelve month period ended November 30, 2014. During the three and nine months ended September 30, 2014, we amortized approximately $23,400 and $120,300, respectively of the discount to other expenses in our statement of operations. At September 30, 2014, the unamortized discount was approximately $5,900.

3% Promissory Note

On November 15, 2013, through our subsidiary, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), among Y City Recycling, LLC (“Y City”), and Brian Coll and Renee Coll (collectively, the “Sellers”). See note 3. Pursuant to the terms of the Purchase Agreement, we acquired certain assets from the Sellers relating to the operation of a recycled plastics facility located in Zanesville, Ohio (the “Facility”). As a component of the consideration paid by us for these asset was the assumption of a 3% promissory note (the “Promissory Note”) with a remaining principal balance of approximately $301,400 as of September 30, 2014. The principal and interest at 3% per annum, is payable in eighty-four monthly installments with the last installment due on February 1, 2018.

The payment of the Promissory Note and all interest thereon is secured by a first interest in certain equipment owned by us. We may prepay the Promissory Note at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty.

Interest expense for the three and nine months ended September 30, 2014 of approximately $2,400 and $7,900, respectively was paid in cash.

4.25% Bank Term Loans

During the year ended December 31, 2013, we purchased certain tangible and intangible assets including property and equipment of Y City, which were funded, in part, by term loans (the “Bank Term Loans”) in the aggregate principal amounts of $1,000,000 and $3,500,000. Each of the Bank Term Loans bears interest at 4.25% per annum and matures on November 15, 2018. With respect to principal payments under the Bank Loans, $100,000 is due on each of November 15, 2014 and 2015, $250,000 is due on each of November 15, 2016 and 2017, and the balance of the principal amounts outstanding under the Bank Term Loans is due on November 15, 2018. The Bank Term Loans may be prepaid in full or in part at any time without premium or penalty. The holder may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the term of the Bank Term Loans at September 30, 2014.

The Bank Term Loans are secured by a security interested in all of the equipment we purchased pursuant to this transaction and in certain of our equipment located at our Waco, Texas facility.

Interest expense for the three and nine months ended September 30, 2014 of approximately $48,900 and $145,600, respectively was paid in cash.

8% Convertible Promissory Notes (2014)

During the nine months ended September 30, 2014 pursuant to the terms of our 8% convertible promissory notes (the “2014 Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 14 regarding related party transactions) an aggregate principal amount of $2,000,000 of our 2014 Notes which are initially convertible into 7.5 million shares of our common stock, subject to adjustment as provided on the terms of the 2014 Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange.

The 2014 Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on the Maturity Date or upon the occurrence of an Event of Default (as defined in the 2014 Notes). We may prepay the 2014 Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 2014 Notes at a rate of 8.0% per annum, payable quarterly starting with September 30, 2014. For the quarter ended December 31, 2014 and for each subsequent quarter that the 2014 Notes are outstanding, the Investors shall have the right to have the interest paid in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days ending with the end of the quarter, pursuant to the terms of the 2014 Notes.

Interest expense for the three and nine months ended September 30, 2014 was approximately $36,700 and $43,200, respectively and was paid in cash prior to or subsequent to September 30, 2014.

12% Convertible Promissory Notes

During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 14 regarding related party transactions) an aggregate principal amount of $1,000,000 of our 12% Notes. Upon sixty days’ notice, the principal due under the 12% Notes is convertible into shares of our common stock based on a Conversion Price which is 85% of the weighted average volume price per day of our common stock for the ten consecutive trading days preceding the day upon which the notice of conversion is received by us, pursuant to the 12% Notes.

The 12% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on March 31, 2015 or upon the occurrence of an Event of Default (as defined in the 12% Notes). We may prepay the 12% Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 12% Notes at a rate of 12% per annum, payable monthly starting with September 30, 2014.

Interest expense for the three and nine months ended September 30, 2014 was approximately $8,400 and was paid in cash subsequent to September 30, 2014.

5% Bank Promissory Note

During the three months ended September 30, 2014, we borrowed $4.0 million from a commercial bank (the “Bank”) pursuant to the terms of a promissory note and loan agreement (the “5% Bank Note”). Interest accrues on the outstanding principal at a fixed interest rate of 5% per annum and is payable monthly. All outstanding principal and accrued but unpaid interest is due on September 18, 2017. The 5% Bank Note may be prepaid in full or in part at any time without premium or penalty. The Bank may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the terms of the 5% Bank Note at September 30, 2014.

The Bank was induced to enter into the 5% Bank Note with the guarantee of Melvin Lenkin, Samuel Rose and Allen Kronstadt, collectively the “Investors”, (see Note 14 regarding related party transactions). In a separate agreement between the Bank and the Investors, the Investors agreed, among other terms, to guarantee to the Bank the full and punctual payment of all obligations which we have with the Bank in connection with the 5% Bank Note.

Interest expense for the three and nine months ended September 30, 2014 of approximately $6,100 was paid in cash.

Note 8 - 10% Convertible Redeemable Preferred Stock

The components of our 10% convertible preferred stock, classified as temporary equity in our balance sheet, are summarized as follows:

	September 30,	December 31,
	2014	2013
10% convertible preferred stock - face value	$6,829,980	$6,946,230
Unamortized discount	-	(221,386)
10% convertible preferred stock, net of discount	$6,829,980	$6,724,844

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

The Preferred Stock is redeemable for cash by the holder any time after the three-year anniversary from the initial purchase. The Preferred Stock were purchased during March and April 2011, therefore holders of the Preferred Stock have the right to redeem their Preferred Stock any time after March 2014. Since we were precluded by Colorado law from redeeming any Preferred Stock upon the attainment of the redemption date, during the three months ended June 30, 2014, in exchange for extending the redemption date to after December 31, 2016, we’ve offered to reduce the conversion price to $0.80 for any conversion in 2014, to $0.70 for any conversions in 2015 and to $0.60 for any conversions in 2016 (the “Revised Conversion Terms”). We also offered to extend the expiration date of the Preferred Stock Warrants an additional two years. In exchange, the Preferred Stock Holders agreed to automatically convert their Preferred Stock on the date our common shares are listed on a U.S. based stock exchange (the “Up-listing Date”). In addition, any Preferred Stock Warrants remaining outstanding at the Up-listing Date, will be cancelled and the holder issued a number of shares of common stock equivalent to the fair value of those warrants. Holders of $6,079,980 of the outstanding Preferred Stock accepted this offer. During the three months ended September 30, 2014, we received the consent of a majority of both our common stock holders voting with the as-converted preferred stock holders and the preferred stock holders only, to automatically convert the Preferred Stock still outstanding at the Up-listing Date. Also, the Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty consecutive trading days and during such sixty-day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

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

During the year ended December 31, 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a conversion option to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good adjustment of the Conversion Rate to $1.00, at December 31, 2011 the conversion option was recalculated as if the $1.00 Conversion Rate was in affect at issuance which amounted to $2.1 million, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts were amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings. For the three months ended March 31, 2014, we amortized approximately $221,400 of these discounts to additional paid-in capital. At March 31, 2014, the Preferred Stock discount was fully amortized.

During the three and nine months ended September 30, 2014, we issued 116,250 shares of our common stock upon conversion of 11,625 shares of our Preferred Stock.

The Preferred Stock outstanding at September 30, 2014, is convertible into 8.3 million shares of our common stock pursuant to the Revised Conversion Terms or the original terms.

Historically, since the Preferred Stock could ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

Our dividend payable on September 30, 2014 of approximately $152,200 was paid, in lieu of cash, with approximately 330,900 shares of common stock, which were issued subsequent to September 30, 2014.

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

Note 9 - Stockholders’ Equity

We are authorized to issue up to 250,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 69,167,050 and 31,168,905 shares of common stock issued and outstanding at September 30, 2014 and December 31, 2013, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 682,998 and 694,623 shares of 10% convertible preferred stock at September 30, 2014 and December 31, 2013, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Nine Months Ended September 30, 2014

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

During June and July 2014, we issued 35,462,955 shares of common stock with a fair value on the date of issue of $24,824,069, in exchange for previously outstanding warrants which were cancelled pursuant to a tender offer, with a fair value of $4,866,269.

During July 2014, we issued 274,918 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $184,195.

During July 2014, we issued 507,483 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $340,014.

During July 2014, we issued 61,280 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $41,058.

During August and September 2014, we issued 116,250 shares of common stock upon conversion of 11,625 shares of our 10% convertible preferred stock, with a value of $116,250.

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

During the year ended December 31, 2013, our 2003 Stock Plan expired and no further awards will be made pursuant to this plan.

During the nine months ended September 30, 2014, we awarded options to purchase 175,000 shares of our common stock at a weighted average exercise price of $0.54 to an officer and two of our directors. The right to exercise these options is on the date of award. We estimated the fair value of these options to be approximately $102,500 which was charged to expense in our statement of operations during the period. We use the Black-Scholes option pricing model to estimate the fair values, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rates of 1.5%, and (iv) expected lives of five years.

In addition to the options which vested on the date of award, we amortize certain options over vesting periods which included the three and nine months ended September 30, 2014. We charged to operating expenses approximately $48,000 and $394,400 during the three and nine months ended September 30, 2014, respectively.

The following table summarizes our stock option activity for the nine months ended September 30, 2014:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2014	7,502,421	$1.00
Granted	175,000	0.84
Exercised	(186,225)	0.88
Cancelled	(2,513,068)	0.63
Balance, September 30, 2014	4,978,128	$1.19

The following table summarizes options outstanding at September 30, 2014:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Issuable	Price	(Years)	Value

Exercisable	3,068,128	$1.03	2.6	$3,000
Not vested	1,910,000	1.45	3.8	-
Balance, September 30, 2014	4,978,128	$1.19	3.0	$3,000

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the nine months ended September 30, 2014:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2014	41,595,655	$0.69
Granted	7,435,901	0.67
Exercised	(155,568)	0.60
Expired	(1,383,067)	0.88
Cancelled pursuant to Tender Offer	(46,276,774)	0.67
Balance, September 30, 2014	1,216,147	$1.11

The following table sets forth the warrants outstanding at September 30 2014:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible debenture - bonus warrants	133,336	$0.60
10% convertible preferred stock – warrants	580,000	1.00
Consultants	502,811	1.37
Total	1,216,147	$1.11

During the nine months ended September 30, 2014, we issued warrants to purchase 7,275,901 shares of our common stock pursuant to our issuance and sale of our 8% convertible promissory notes, at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of approximately $391,400 which was recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 6 and 7 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models. The following ranges of assumptions were used for the simulation models: (i) no dividend yield, (ii) expected volatility of 45%, (iii) risk-free interest rate of 0.2%, and (iv) an expected life of approximately one and one-half years.

During the nine months ended September 30, 2014, we issued a warrant to purchase 160,000 shares of our common stock at an exercise price of $1.20 in payment of amounts due a consultant. We estimated the fair value of this warrant to be approximately $84,700, which was charged to expense in our statement of operations during the period. We used the Black-Scholes option pricing model to estimate the fair value, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rate of 0.8%, and (iv) an expected life of approximately three years.

In addition, the fair value of a previously issued warrant which was being amortized over a service period spanning multiple reporting periods, was revalued using the Black-Scholes option pricing model, at the end of each reporting period. During the three and nine months ended September 30, 2014, we decreased the fair value by approximately $14,900 and recorded a charge in our statement of operations. We used the Black-Scholes option pricing model to estimate the fair value, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rate of approximately 0.8%, and (iv) an expected life of less than one year.

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

Note 12 - Business Concentration

During the three and nine months ended September 30, 2014, we recognized approximately 72% and 54% of revenue, respectively from five customers. For the nine months ended September 30, 2014, approximately 18% of our revenue recognized was from our Class 1 rail road customer. The three-year supply agreement was completed prior to June 30, 2014.

During the three and nine months ended September 30, 2014, we purchased approximately 37% and 33%, respectively of all products and services from five vendors.

Note 13 - Commitments and Contingencies

Operating leases

During the year ended December 31, 2013, we entered into an assignment of the original lease for our Zanesville, OH facility, effective November 15, 2013 at a monthly lease payment of $25,750. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. Our rent expense, for the three and nine months ended September 30, 2014 was approximately $95,800 and $286,600, respectively and our deferred rent at September 30, 2014 was approximately $61,000. This facility also serves as our corporate headquarters.

Effective September 1, 2013, we signed a ten year lease for our production facility in Waco, Texas which provides five additional five-year extensions. Monthly rent expense for the first year of the lease is $21,875. The lease includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 35-year term of the initial lease plus all extensions. Our rent expense for the three and nine months ended September 30, 2014 was approximately $113,400 and $340,100, respectively and our deferred rent at September 30, 2014 was approximately $212,100.

We lease office space in New Providence, New Jersey which previously served as our corporate headquarters, pursuant to a one-year extension of our prior three-year lease agreement for monthly lease payments of approximately $3,800. The lease expires on October 31, 2014. Facility rent expense totaled approximately $11,500 and $34,600 for the three and nine months ended September 30, 2014, respectively.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  For the three months ended September 30, 2014 and 2013, we accrued royalties payable to Rutgers on product sales of approximately $22,400 and $19,200, respectively. In addition, for the three months ended September 30, 2014 and 2013, since we did not meet the minimum royalty due pursuant to the license, we accrued approximately $27,600 and $30,800, respectively which was charged to operating expenses in our statement of operations.

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

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Rose 100,000 shares of our Preferred Stock for $1.0 million. Subsequently, pursuant to the terms of the Preferred Stock, we issued to Mr. Rose a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. See Note 8 for a complete description of our Preferred Stock. Including the dividend accrued through September 30, 2014, Mr. Rose has received an aggregate of approximately 583,000 shares of common stock as dividend payments, on the Preferred Stock held by them. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, Mr. Rose and Ms. Walters received approximately 259,300 shares of common stock in exchange for the warrants to purchase 500,000 shares of common stock. See Note 10 for a further discussion of the Tender Offer.

8% Convertible Promissory Notes (2012). On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of September 30, 2014, we have issued and sold to Mr. Rose and Ms. Walters an aggregate principal amount of approximately $5,209,300 of our 8.0% convertible promissory notes (the “8% Notes”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, approximately 13,023,200 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. See Note 7 for a complete description of our 8% Notes. Including the interest accrued on our 8% Notes through September 30, 2014, Mr. Rose and Ms. Walters have received an aggregate of approximately 1,053,200 shares of common stock as interest payments under the 8% Notes held by them. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, Mr. Rose and Ms. Walters received 10.9 million shares of common stock in exchange for the warrants to purchase 13.0 million shares of common stock. See Note 10 for a further discussion of the Tender Offer.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which Mr. Rose and certain other lender (the “Lenders”) have agreed to lend us up to $2,000,000 on a revolving basis. Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. See Note 7 for a complete description of our Revolving Loan Agreement.

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

Mr. Rose received accrued interest of approximately $29,200 and $88,400 for the three and nine months ended September 30, 2014, respectively on the Revolving Loan Agreement with approximately $30,300 in cash and approximately 97,200 shares of common stock as payment in kind.

8% Convertible Promissory Notes (2014). Through September 30, 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes”), we issued and sold to Samuel Rose, an aggregate principal amount of $666,666 of our 8% Notes which are initially convertible into 2.5 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange. See Note 7 for a complete description of our 8% Notes.

Interest expense for the three and nine months ended September 30, 2014 was approximately $12,200 and $14,400, respectively, and was paid in cash to Mr. Rose.

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to Samuel Rose an aggregate principal amount of $333,333 of our 12% Notes (see Note 7). Upon sixty days’ notice, the principal due under the 12% Notes is convertible into shares of our common stock based on a Conversion Price of 85% of the weighted average volume price per day of our common stock for the ten consecutive trading days preceding the day upon which the notice of conversion is received by us, pursuant to the 12% Notes.

The 12% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on March 31, 2015 or upon the occurrence of an Event of Default (as defined in the 12% Notes). We may prepay the 12% Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 12% Notes at a rate of 12% per annum, payable monthly starting with September 30, 2014.

Interest expense for the three months ended September 30, 2014 was approximately $2,800 and was paid in cash to Mr. Rose.

5% Bank Promissory Note. During the three months ended September 30, 2014, we borrowed $4.0 million from a commercial bank (the “Bank”) pursuant to the terms of a promissory note and loan agreement (the “5% Bank Note”). See Note 7. Interest accrues on the outstanding principal at a fixed interest rate of 5% per annum and is payable monthly. All outstanding principal and accrued but unpaid interest is due on September 18, 2017. The 5% Bank Note may be prepaid in full or in part at any time without premium or penalty. The Bank may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the terms of the 5% Bank Note at September 30, 2014.

The Bank was induced to enter into the 5% Bank Note with a guarantee of which Samuel Rose was a participant along with others, collectively the “Investors”. In a separate agreement between the Bank and the Investors, the Investors agreed, among other terms, to guarantee to the Bank the full and punctual payment of all obligations which we have with the Bank in connection with the 5% Bank Note.

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

8% Convertible Promissory Notes (2012). Pursuant to the Purchase Agreement, as of June 30, 2014, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of approximately $4,888,400 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, approximately 12,221,100 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. See Note 7 for a complete description of our 8% Notes. Including the interest accrued on our 8% Notes through September 30, 2014, MLTM Lending, LLC has received an aggregate of approximately 969,600 shares of common stock as interest payments under the 8% Notes held by them. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, MLTM Lending, LLC received 10.2 million shares of common stock in exchange for the warrants to purchase 12.2 million shares of common stock. See note 10 for a further discussion of the Tender Offer.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which MLTM Lending LLC and and certain other lender (the “Lenders”) have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM Lending, LLC will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. See Note 7 for a complete description of our Revolving Loan Agreement.

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

We have paid, or will pay subsequent to September 30, 2014, MLTM Lending, LLC accrued interest and fees of approximately $29,200 and $88,400 for the three and nine months ended September 30, 2014, respectively on the Revolving Loan Agreement with approximately $30,300 in cash and issued approximately 97,200 shares of common stock.

8% Convertible Promissory Notes (2014). Through September 30, 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $666,667 of our 8% Notes which are initially convertible into 2.5 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange. See Note 7 for a complete description of our 8% Notes.

Interest expense for the three and nine months and nine ended September 30, 2014 was approximately $12,200 and $14,400, respectively, and was paid in cash to MLTM Lending, LLC.

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to MLTM Lending, LLC an aggregate principal amount of $333,334 of our 12% Notes (see Note 7). Upon sixty days’ notice, the principal due under the 12% Notes is convertible into shares of our common stock based on a Conversion Price of 85% of the weighted average volume price per day of our common stock for the ten consecutive trading days preceding the day upon which the notice of conversion is received by us, pursuant to the 12% Notes.

The 12% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on March 31, 2015 or upon the occurrence of an Event of Default (as defined in the 12% Notes). We may prepay the 12% Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 12% Notes at a rate of 12% per annum, payable monthly starting with September 30, 2014.

Interest expense for the three months ended September 30, 2014 was approximately $2,800 and was paid in cash to MLTM Lending, LLC.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement.

8% Convertible Promissory Notes (2012). Pursuant to the Purchase Agreement, as of June 30, 2014, we have issued and sold to Mr. Kronstadt an aggregate principal amount of approximately $5,209,300 of our 8% Notes and associated 8% Note Warrants to purchase, in the aggregate, approximately 13,023,200 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. See Note 7 for a complete description of our 8% Notes. Including the interest accrued on our 8% Notes through September 30, 2014, Mr. Kronstadt has received an aggregate of approximately 1,032,400 shares of common stock as interest payments under the 8% Notes held by him. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, Mr. Kronstadt received 10.9 million shares of common stock in exchange for the warrants to purchase 13.0 million shares of common stock. See Note 10 for a further discussion of the Tender Offer.

8% Convertible Promissory Notes (2014). Through September 30, 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $666,667 of our 8% Notes which are initially convertible into 2.5 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange. See Note 7 for a complete description of our 8% Notes.

Interest expense for the three and nine months ended September 30, 2014 was approximately $12,200 and $14,400 respectively, and was paid in cash to Mr. Kronstadt.

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to Mr. Kronstadt an aggregate principal amount of $333,333 of our 12% Notes (see Note 7). Upon sixty days’ notice, the principal due under the 12% Notes is convertible into shares of our common stock based on a Conversion Price of 85% of the weighted average volume price per day of our common stock for the ten consecutive trading days preceding the day upon which the notice of conversion is received by us, pursuant to the 12% Notes.

The 12% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on March 31, 2015 or upon the occurrence of an Event of Default (as defined in the 12% Notes). We may prepay the 12% Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 12% Notes at a rate of 12% per annum, payable monthly starting with September 30, 2014.

Interest expense for the three months ended September 30, 2014 was approximately $2,800 and was paid in cash to Mr. Kronstadt.

5% Bank Promissory Note. During the three months ended September 30, 2014, we borrowed $4.0 million from a commercial bank (the “Bank”) pursuant to the terms of a promissory note and loan agreement (the “5% Bank Note”). See Note 7. Interest accrues on the outstanding principal at a fixed interest rate of 5% per annum and is payable monthly. All outstanding principal and accrued but unpaid interest is due on September 18, 2017. The 5% Bank Note may be prepaid in full or in part at any time without premium or penalty. The Bank may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the terms of the 5% Bank Note at September 30, 2014.

The Bank was induced to enter into the 5% Bank Note with a guarantee of which Mr. Kronstadt was a participant along with others, collectively the “Investors”. In a separate agreement between the Bank and the Investors, the Investors agreed, among other terms, to guarantee to the Bank the full and punctual payment of all obligations which we have with the Bank in connection with the 5% Bank Note.

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

We design and manufacture innovative structural polymer solutions, engineering sustainable products and systems for applications that provide improved long-term value, consistent performance and reduced maintenance costs, offering a viable solution where stress and environmental factors cause degradation and deterioration of traditional products. Our proprietary products are based on patent rights we hold as well as manufacturing processes and formulations we have developed.

We manufacture, market and sell ECOTRAX® rail ties and STRUXURE® building products, with current focus on construction mats. Our ECOTRAX® and STRUXURE® products are fully derived from post-consumer and post-industrial recycled plastics, such as high-density polyethylene, polystyrene and polypropylene. In patented and proprietary formulations, our products achieve structural strength, are capable of sustaining heavy loads and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, impervious to moisture, do not leach chemicals and are resistant to insects and rot. They possess superior lifecycles and generally have greater durability and require less maintenance than competitive traditional products.

For the past seven years, our products have been tested and validated in order to establish their structural strength. Our rail ties, our focus over the past few years, have been subjected to long-term performance testing, in which they have been under constant traffic in various environmental conditions. Short-span bridges have been constructed with our engineered products that have supported tanks and trains. We are in a position to expand upon this foundation we built through years of successful applications. When coupled with enhanced manufacturing capacity and process refinements, these foundational achievements should lead to a significant increase in commercial activity.

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

Impairment of Intangible Assets.

In accordance with FASB ASC topic, “Goodwill and Other Intangible Assets”, acquired definite life intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. Since that pattern cannot be reliably determined, a straight-line amortization method has been used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable.

In accordance with the FASB ASC topic, “Goodwill and Other Intangible Assets”, indefinite life assets, such as goodwill, acquired as a result of our acquisition of the plastic reprocessing business and which are not subject to amortization are tested for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The fair value is determined by subtracting the fair value of all the identified tangible and intangible assets included in the business acquisition from the fair value of the purchase price.

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

In the past, we had a contract which provided for a large number of products and few actual deliveries, the revenues were recorded each month as the products were produced and the risk of ownership passed to the customer upon pre-delivery acceptance. Prior to deliveries, our customer’s products were segregated from our inventory and not available for fulfilling other orders. This contract was completed during the three months ended June 30, 2014, but we continue to hold certain of the products previously sold to this customer awaiting pick-up pursuant to the terms of the contract.

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

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

We derive our revenues through the sale of our products to the domestic and international rail industries, the North American oil and gas and energy infrastructure markets and to industrial engineering and contracting firms. Our current engineered products consist of:

•	Composite rail ties marketed under the brand name ECOTRAX®; and
•	Heavy equipment construction mats, temporary road mats, I-beams, T-beams, pilings along with tongue-and-groove planking and various sizes of boards, all marketed under the brand name STRUXURE®.

Our strategic focus is to (i) expand manufacturing capacity to meet current demand for our ECOTRAX® rail ties and STRUXURE® construction mats; (ii) further penetrate chosen end-use markets in the railroad, transportation, and oil and natural gas industries; (iii) identify new applications for our proprietary technologies based on market research and geographic segmentation; (iv) spread our exposure to risk and liability through product stratification; and (v) expand awareness of and leveraging success in our key product categories.

During November 2013, we acquired a plastics recycling business to bridge our transition to the manufacture of our higher margin product offerings through our ECOTRAX and STRUXURE product lines, by providing additional revenue opportunities through the sale of reprocessed plastics. In addition, this acquisition provided us the capability to procure potentially less expensive and more consistent sources of raw materials for our engineered products, and the equipment and other facility infrastructure required to transition the reprocessing plastics manufacturing facility to one for the production of our engineered products. For the three and nine months ended September 30, 2014, we reported revenue from both segments – the sale of our ECOTRAX and STRUXURE products and the sale of reprocessed plastics. Subsequent to September 30, 2014, we will not consider the reprocessed plastic sales as a separate reporting segment as the acquired infrastructure and equipment capacity to reprocess and sell recycled plastics has been converted to the production of our engineered products. Any future revenue recognized from the sale of reprocessed plastics will be immaterial.

We recently introduced our STRUXURE® construction mats, which are extremely strong, durable and highly resistant to degradation in service. These mats are used at field construction sites, infrastructure expansion projects and in the oil and gas exploration industry to support heavy equipment and to transport vehicles on unpaved, wet or soft surfaces. Our unique construction mats are experiencing a strong growth in demand, enabling our next phase of production and product line expansion.

As we continue to commercialize our construction mats, we will focus on expanding field installations, as well as the production and fabrication abilities of our mats. In a recent 10-month trial comparing traditional wood mats and our mats, 100% of the STRUXURE® Heavy Construction Mats were intact and ready for shipment to the next jobsite while 80% of the wood mats had to be discarded and landfilled. This trial illustrates how our construction mats are superior to traditional mats and can be rapidly deployed to new construction sites, installed over all types of ground conditions and supports various construction vehicles. Our construction mats do not absorb fluids, are easier to transport and minimize damage site access, protecting existing roads. They are ideal in wet or other demanding environments and are resistant to abrasion and tread-wear, giving them a life cycle over five times longer than traditional wood mats.

Our products for the building and construction markets, sold under our STRUXURE® line, have been generating exciting opportunities for us. Based on the success of our construction mats in field performance testing, we have received a high level of interest from potential customers and distributors for this application. Our new addition to the STRUXURE® construction mat product line, temporary road mats, offer significant additional sales opportunities for us with potential uses at construction sites, access roads, electrical transmission projects, pipe installations and oil and gas drilling sites. Our line of STRUXURE® construction mats has distinct advantages over wood mats in terms of longevity, fluid absorption, economic value, disposal costs, recyclability, durability, ability to be reconditioned, job site safety on difficult terrains and lower logistics cost expense.

Our product development strategy is straightforward: develop valuable solutions for customers, test their value proposition across various criteria, and then commercialize the product with well-coordinated sales, marketing and production efforts. Following the successful introduction of STRUXURE® construction mats and the solidification of expanding ECOTRAX® rail tie opportunities, we are experiencing the need for faster transformation of our production facilities to increase capacity. We have also diversified our technologies beyond the patented technologies developed with Rutgers University and we are utilizing other structural polymer technologies in the development of construction mat lines and other product extensions into infrastructure and transportation applications

For the three months ended September 30, 2014 and 2013, we recognized revenue of $3.1 million and $1.3 million, respectively, of which $1.7 million for the three months ended September 30, 2014, was attributable to our engineered products segment with the remainder of $1.4 million attributable to our reprocessed plastics segment. We did not have reprocessed plastic revenue during the corresponding period in 2013. For the three months ended September 30, 2013, 53% of our engineered product sales were to one Class 1 railroad customer pursuant to a three-year supply agreement. As the agreement was completed during the three months ended June 30, 2014, we did not recognize any related revenue for the three months ended September 30, 2014.

For the nine months ended September 30, 2014 and 2013, we recognized revenue of $12.0 million and $4.5 million, respectively, of which $6.6 million for the nine months ended September 30, 2014, was attributable to our engineered products segment with the remainder of $5.4 million attributable to our reprocessed plastics segment. We did not have reprocessed plastic revenue during the corresponding period in 2013. For the nine months ended September 30, 2014 and 2013, 17% and 46%, respectively of our sales were to one Class 1 railroad customer pursuant to a three-year supply agreement. Over the term of this supply agreement, we have recognized $10.3 million of revenue, representing approximately 104,500 rail ties.

Costs of Sales and Operating Expenses

Costs of Sales – Production

Our costs of sales are primarily comprised of the cost of raw materials and the costs associated with our manufacturing and production efforts.  The price of the raw materials depends principally on the stage and source of the supply. Historically, we purchase the raw materials in various stages, from recycled plastic containers purchased in bulk, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material, but the less expensive and less processed material requires additional costs to prepare it for production. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point.

Our strategy to reduce our raw material costs includes broadening our raw materials sources and purchasing other low-cost, unprocessed materials, such as other scrap materials containing specific raw materials from unique sources and recycled materials from municipal and other recycling collection sources. Previously, due to the limited amount of time and personnel we could devote to raw materials sourcing, we acquired our raw materials primarily from intermediaries, and purchased production-stage material, which resulted in the acquisition of raw materials at less-than favorable prices. Dealing in the recycled plastics market, whether through intermediaries or our own bulk purchases, we will continue to encounter increasing and decreasing prices typically seen in a commodities market. But since the cost of our raw materials is the single largest determinant of our costs of sales in our engineered products segment, we continue (i) to expand our internal recycled plastics processing capabilities (ii) to seek out sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards and (iii) to expand our research and development effort of different raw materials which may provide a cost and/or performance advantage over existing materials. We are continuing to take steps to reduce our production costs and expenses, while increasing capacity, as necessary.

Central to our initial business model, we did not own or operate the manufacturing facilities for the production of our engineered products as we believed that our outsourced contract manufacturing model located at facilities in Pennsylvania and Texas, provided us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers and minimize our capital requirements. The production facilities were on direct industrial rail links or spurs, to allow for efficient product deliveries to customers and particularly to rail customers. Flatbed and container trucks are also used to transport our products. Because of the weather-resistant properties inherent in our products, we used outdoor storage extensively. These initial facilities supported the manufacture of large products and were involved in the recycling business and therefore met our requirements. Under those contract manufacturing arrangements, we designed and retained ownership of certain production equipment such as molds, manifolds or dies that were provided to our contract manufacturers during production runs.  All such production equipment is designed as component parts and can be transferred between facilities or used interchangeably in a plug-and-play system as production needs dictate.

In late 2012, our Texas contract manufacturer made a business decision to vacate the facility and cease producing our engineered products for us. In order to maintain production, in early 2013 we hired a production and quality workforce to continue to operate the facility and subsequently we purchased the production equipment and entered into a lease arrangement for the facility. At our Pennsylvania facility, we continued the third-party contract manufacturing model into the second half of 2013, when we decided to terminate this manufacturing relationship and relocate all of our production to our facility in Texas. By the end of 2013, all of our engineered products production was at our leased facility in Waco, Texas.

In November 2013, we acquired the business assets and operations of a plastic recycling company in Zanesville, Ohio, which provided us the capability to procure potentially less expensive and more consistent sources of raw materials for our engineered products, and the equipment and other facility infrastructure required to eventually transition the reprocessing plastics manufacturing facility to supplement production of our engineered products. During the three months ended September 30, 2014, we converted our extrusion equipment previously used in this plastics reprocessing business to the production of our ECOTRAX® rail ties and STRUXURE® construction mats and building products. This facility will continue to process industrial and post-consumer recycled plastics for both internal use and external sales.

Our technology can be scaled to meet our manufacturing requirements and we believe our facilities in Ohio and Texas can easily be augmented to support the current demand trajectory. We are creating process improvements with a focus on high quality production and we continue to push advancements in our technologies to create an even more compelling value proposition for our customers. We now have the capabilities of molded and continuous extrusion, fabrication, structural design and internal materials processing.

For the three months ended September 30, 2014 and 2013, our costs of sales – production were $3.9 million and $1.2 million, respectively. For the three months ended September 30, 2014, costs of sales – production for the engineered products segment was $1.7 million with remaining $2.2 attributable to the reprocessed plastics segment.

For the nine months ended September 30, 2014 and 2013, our costs of sales – production were $14.7 million and $4.1 million, respectively. For the nine months ended September 30, 2014, costs of sales – production for the engineered products segment was $6.4 million with remaining $8.3 attributable to the reprocessed plastics segment.

Costs of Sales - Excess Capacity & Inventory Adjustments

Our production facility, in Waco, Texas includes space for additional production lines and ancillary equipment and related services. Production costs are aggregated during the period and applied to the inventory produced during that period based on a standard cost per pound based on an assumption that the facility is operating at or near capacity. Any production costs incurred in excess of this standard is charged to costs of sales – excess capacity in the period incurred.

During the three and nine months ended September 30, 2014, we charged to costs of sales approximately $217,100 and $1.0 million, respectively, relating to the excess costs and expenses incurred to provide production capacity at our Waco, Texas facility for our engineered products in excess of the volume of production realized. The amounts for the corresponding periods in 2013 are $293,900 and $394,700, respectively.

From time to time, we determined that certain inventory is carried at more than realizable value, and accordingly, we adjusted the carrying value of that inventory during the period it is determined, which results in a charge to costs of sales –inventory adjustment For the three and nine months ended September 30, 2014 we charged costs of sales approximately $152,700 and $822,700, respectively. We did not have similar issues in the prior year.

Gross Margin (Loss) - Combined

Because we are in the early stages of commercial activities, gross margin (loss) may vary significantly and are highly dependent on the our ability to price our products properly, price of raw materials, production capacity versus utilization and timing and mix of the sales and services. Our gross margin (loss) was impacted by our reprocessed plastics segment costs of sales, the excess capacity within our Waco, TX production facility, the fixed pricing impact of our completed three-year supply agreement within our engineered products segment and still being in the early stages of our manufacturing and commercial activities and included, among other factors, inefficient manufacturing processes and methods and additional costs and expenses incurred to fulfill certain orders. Due to the nature of the reprocessed plastics segment requiring higher volume of production than we were able to achieve in the relatively short period post-acquisition, substantial negative margins were recognized for the three and nine months ended September 30, 2014.

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

Product development and quality management expenses were approximately $52,200 and $213,500 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, these expenses were approximately $226,300 and $682,100, respectively. These decreases are due to allocating more time and effort to our manufacturing processes resulting in more costs being charged into production rather than product development. We continue to focus on enhancing our product formulations, developing new innovative products, and expanding the reach of our existing engineered products as time and resources allow which may result in higher product development and quality management expenses in the future.

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

Marketing and sales expenses were approximately $126,000 for the three months ended September 30, 2014 compared to $202,100 for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, our marketing and sales expenses were $801,600 and $703,200, respectively. For the nine months ended September 30 2014, we provided for approximately $160,400 of bad debts. We did not have provide for any bad debts during the similar period of 2013. The variation between periods was primarily due to the timing of the efforts within primarily our engineered products segment in the development and implementation of sales and customer development strategy and the continuation of our branding strategy and marketing efforts and all of which is primarily associated with personnel costs.

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

General and administrative costs totaled approximately $1.1 million and $732,400 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, these expenses were $22.2 million and $2.2 million, respectively. The significant increase from year to year for both periods was due to the difference in the fair value of the common stock issued to affiliated shareholders in exchange for warrants tendered pursuant to a tender offer we initiated during the three months ended June 30, 2014. This difference of $19.1 million was charged to general and administrative expenses during the three months ended June 30, 2014.

During the three months ended September 30, 2014 and 2013, we recorded approximately $48,000 and $1,200, respectively in share-based compensation charges related to the fair value of the issuances of shares of our common stock, options or warrants providing the right to purchase shares of our common stock at a predetermined price, in the future. For the nine months ended September 30, 2014 and 2013, we recorded similar charges of $666,600 and 142,700, respectively. Historically, we issue shares of common stock or options to purchase our common stock, in lieu of cash payments in connection with a licensing agreement, commitment fees for financing transactions, compensation for our directors, officers and employees, as well as to several consultants.

Depreciation and Amortization.

For the three and nine months ended September 30, 2014 and 2013, we recorded depreciation expense for manufacturing and production equipment as a charge to production and for office equipment and purchased software as a charge to general and administrative expenses. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses.

Depreciation and amortization totaled approximately $268,300 and $75,000 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, depreciation and amortization was approximately $781,200 and 147,600, respectively. The increase from year to year for both periods is a result of the additional equipment from the reprocessed plastics business acquisition. As our investment in extrusion capacity, related molds and other production equipment, we would exect our depreciation and amortization expense to increase as well.

Other Expenses

Interest Expense.

Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the three months ended September 30, 2014 and 2013, was approximately $478,500 and $190,300, respectively, and represented the contractual interest rates payable on our debt obligations. For the nine months ended September 30, 2014 and 2013, our interest expense was approximately $1,320,100 and $543,000, respectively. During both comparative periods we increased our debt to continue to fund operations and acquire fixed assets.

Amortization of Debt Discounts.

Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our debt.

During the three months ended September 30, 2014 and 2013, we recognized approximately $1,196,800 and $132,500, respectively, for the amortization of various debt discounts. At the time of issuance, we recorded discounts on our debt securities primarily due to the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized to expense over the term of the underlying convertible security. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period. For the three months ended September 30, 2014 and 2013 the amortization primarily related to the discounts associated with our 8% convertible promissory notes. For the nine months ended September 30, 2014 and 2013, we recognized approximately $2,055,900 and $414,500, respectively for the amortization of these various debt discounts.

At September 30, 2014, the unamortized discounts for our convertible debt securities was $5.1 million, primarily associated with our 8% convertible promissory notes. This unamortized discount will be expensed over the five year lives of the underlying convertible promissory notes.

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

Change in Fair Value of Derivative Liabilities.

Through September 30, 2014, we issued and sold $18.1 million of our various convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of the conversion options on the dates of issuance as a derivative liability and recognized that amount as a discount of our 8% convertible promissory notes. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized a gain of $7.2 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively as a change in fair value of this derivative liability which was recognized in our statements of operations. For the nine months ended September 30, 2014 and 2013, we recognized a gain of $12.9 million and approximately $95,400, respectively as a change in fair value of this derivative liability in our statement of operations. The fair value of this derivative liability at September 30, 2014 was estimated to be $3.9 million.

In addition, in conjunction with the sale and issuance of these 8% convertible promissory notes, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our 8% convertible promissory notes. During June 2014, pursuant to the Tender Offer to exchange all outstanding warrants for shares of common stock, these warrants were tendered and therefore there was no derivative liability at June 30, 2014. Since this derivative liability did not qualify as a fair value or cash flow hedge under ASC 815, accordingly, we recognized a gain of $1.8 million for the three months ended June 30, 2013 as a change in the fair value of this derivative liability which was recognized in our statements of operations. For the nine months ended September 30, 2014 and 2013, we recognized a gain of approximately $270,000 and $199,200, respectively as a change in fair value of this derivative liability in our statement of operations.

During the three months ended September 30, 2014, we issued and sold $1.0 million of additional convertible promissory notes, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of the conversion options on the dates of issuance as a derivative liability and recognized that amount as a discount of our 12% convertible promissory notes. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized a gain of $46,000 for the three and nine months ended September 30, 2014 as a change in fair value of this derivative liability which was recognized in our statements of operations. The fair value of this derivative liability at September 30, 2014 was estimated to be $111,000.

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the three months ended September 30, 2014, we recorded the change in fair value of this derivative liability in our statement of operations of gains of approximately $67,000. For the nine months ended September 30, 2014 and 2013, we recorded the change in fair value of this derivative liability in our statement of operations of a gain of approximately $243,500 and a loss of approximately $40,600, respectively.

Income Taxes.

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2013. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2013 has been recorded.

Liquidity and Capital Resources

At September 30, 2014 we had $8.6 million in current assets and $8.4 million in current liabilities resulting in working capital of approximately $155,900. This compares to a working capital deficit of $14.1 million as of December 31, 2013. Recorded as a current liability, our derivative liabilities associated with our various convertible promissory notes at September 30, 2014 were $4.0 million. Since the satisfaction of this liability will not require the use of working capital, without this current liability included in the working capital calculation, our working capital at September 30, 2014 would be $4.1 million. In addition, our 10% convertible preferred stock shown as temporary equity on our balance sheet at September 30, 2014 in the amount of $6.8 million, are not redeemable by most of the preferred shareholders until after December 31, 2016 pursuant to an agreement entered into by preferred shareholders representing $6.1 million of this temporary equity. Furthermore, these same preferred shareholders have agreed to automatically convert their preferred upon the Company listing its stock on an exchange among several other requirements.

We used $7.5 million and $3.8 million in our operating activities during the nine months ended September 30, 2014 and 2013, respectively, with the increase primarily the result of the operations of our plastics reprocessing business acquired in late 2013.

Our net loss for the nine months ended September 30, 2014 of approximately $14.1 million included the impact of several significant non-cash transactions including the effect of the change in fair value of the derivative liabilities associated with our 8% convertible promissory notes. This credit was $18.1 million in our consolidated statement of operations for the period. In addition during the nine months ended September 30, 2014, we charged operations for the excess of the fair value of common stock issued in exchange for warrants tendered of $20.0 million.

To enhance and increase production capacity, we purchased $1.1 million of production equipment during the nine months ended September 30, 2014. As we evaluate our business plans and strategy, we may purchase additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. An extrusion line for our engineered products manufacturing business typically costs upwards of $1.0 million, including installation and auxiliary parts and equipment. These purchases may be financed with working capital, if available or through additional debt.

During the nine months ended September 30, 2014, we issued and sold to certain investors an aggregate principal amount of $6.5 million of our various convertible promissory notes. We may prepay the notes, in whole or in part, upon prior written notice to the holders thereof. Interest accrues on the notes at a rates of 8.0% and 12% per annum, payable for the majority of the notes, during the first three years that the notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the notes. During the fourth and fifth years that the notes are outstanding, interest that accrues under the notes shall be payable in cash. In addition, we received the proceeds of a 5% bank term loan during the three months ended September 30, 2014. This bank term loan requires interest only payments monthly with the principal and all accrued but unpaid interest due in three years.

Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

At September 30, 2014, we had $6.8 million of our 10% convertible preferred stock outstanding of which $6.1 million may not be redeemed by the holder until after December 31, 2016, pursuant to an agreement entered into between the Company and the preferred stock holder. Due to our current financial condition, Colorado law will not allow us to redeem the balance. Our ability to pay principal and interest on our various 8% convertible promissory notes, which mature beginning in 2017, repay our 12% revolving credit agreement balance of $2.0 million, our $4,500,000 of 4.25% bank term loans, the $4.0 million due under our 5% bank term loans, among other debt and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At September 30, 2014, we had working capital of approximately$155,900, cumulative face value of redeemable preferred stock and various debt instruments of $37.3 million, a stockholders’ deficit of $21.3 million and have accumulated losses to date of $73.4 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our various convertible promissory notes and other debt instruments and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness described below, as of September 30, 2014, we did not maintain effective internal control over financial reporting, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weakness, which relates to internal control over financial reporting, that was identified is:

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During July 2014, we issued 274,918 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $184,195.

During July 2014, we issued 507,483 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $340,014.

During July 2014, we issued 61,280 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $41,058.

During August and September 2014, we issued 116,250 shares of common stock upon conversion of 11,625 shares of our 10% convertible preferred stock, with a value of $116,250.

We relied upon Section 4(2) of the Securities Act and Regulation D under the Securities Act in connection with the issuance of the above described securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

(Not Applicable)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axion International Holdings, Inc.

Date: November 14, 2014	/s/ Claude Brown
Claude Brown
Chief Executive Officer

Date: November 14, 2014	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

