Form 10-K
period 2014-12-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2015-03-31
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $20,994,491 based on the last sale price of the Common Stock on June 30, 2014.

The number of shares outstanding of the registrant’s Common Stock, as of March 23, 2015 was 72,249,613.

PART I

Item 1.  Business

OVERVIEW

AXION creates innovative structural polymer solutions, engineering sustainable products and systems for applications that provide improved long-term value, consistent performance, and reduced maintenance costs in comparison to conventional products. Because our products are non-corrosive, impervious to moisture, do not leach chemicals, are resistant to insects and rot, and are capable of sustaining heavy loads, they offer a viable solution where stress and environmental factors cause degradation and deterioration of conventional products our solutions replace. Our products, proprietary and based upon patent rights, are manufactured using formulations and processes we have developed. Our products are eco-friendly as we use both consumer and industrial recycled plastics in our manufacturing processes.

In 2007, AXION was founded to exploit a proprietary, unique and novel technology that enabled the conversion of recycled plastics into a benchmark structural plastic material yielding components which demonstrated significant strength, durability and application versatility. Our foundation in technology, immiscible polymer processing, has continued to evolve and strengthen over the years and we now commercially leverage it along with other proprietary technological strengths beyond the original structural recycled plastics discovery. Our internal technical agility includes unique production techniques, engineering and application expertise, product design and customization abilities, and the use of other distinctive structural plastics materials. It is this combination of differentiated skills, coupled with business development and market engagement methodologies, which we believe will allow AXION to grow and diversify its customer portfolio and provide effective and affordable solutions.

In the late 1980s, materials scientists at Rutgers University created the formulations that underlie our founding technology. This technology is based on material formulations that combine recycled consumer and industrial plastic wastes to form a structural thermoplastic. AXION transforms these materials through a unique extrusion and molding process into structural products that are more durable, have a substantially greater useful life, and offer more flexible design features than traditional plastic lumber. The fundamental difference between our products and traditional plastic lumber is that our products are engineered to support heavy loads

In November, 2013, we acquired the assets of a recycled plastics processor in Zanesville, Ohio. This decision was based on our need to better understand and control our raw material supply and establish a vertically-integrated operations environment. Our timeline to convert the facility to manufacture engineered products has been accelerated to meet our rapidly growing demand. Fulfilling our internal raw material supply needs is critical. We are also pursuing opportunistic sales in the recycled polymers industry as a secondary outlet for our excess reprocessed plastics.

We are in a position to expand upon the foundation we built through years of successful applications of our proprietary technologies. When coupled with our enhanced manufacturing capacity and process refinements, these achievements will lead to a significant increase in commercial activity.

We manufacture, market, and sell our structural polymer solutions across three product divisions:

•	ECOTRAX® Rail Products;

•	STRUXURE® Building Products in three lines:
o	Construction Mats;
o	Structural Systems, such as vehicular bridges and commercial boardwalks;
o	Structural Components, such as boards, joists, and beams; and

•	COMPOSX™ Reprocessed Polymers.

Since our products are inert, they resist rot, damage from insects without the use of chemical treatments, and require significantly less maintenance throughout their lifecycles in applications where deterioration is a problem for traditional materials.

Our ECOTRAX® rail ties have been extensively tested in a variety of applications by railroads, domestically and internationally, and are accepted as a viable alternative to traditional wood or concrete rail ties. Preceded by more than four hundred thousand rail ties installed in track that were produced based on our proprietary formulations, we continue to receive a growing number of orders from an expanding customer base. ECOTRAX® rail ties have been tested and earned acceptance from many domestic and international railways.

The strength and durability of our STRUXURE® building products have been well documented through their application in the construction of three short-span bridges at Fort Bragg, North Carolina, designed to support armored military vehicles, such as tanks, as well as in other high-profile bridges for the U.S. Army. The applications for our STRUXURE® building products are diverse and provide solutions across multiple industries. We have narrowed our scope to focus on market segments that are the best fit with our technologies and that will drive profitability for the Company. We have separated our building products division into three areas: construction mats, structural systems, and structural components. Construction mats are the current driver in our STRUXURE® division.

COMPOSX™ reprocessed polymers is our product line that resulted from our acquisition of a recycled plastics processor. Our strategic intent of this acquisition was to vertically integrate our operations to reduce the supply chain costs involved in fulfilling our raw material needs. Subsequently, our focus is to increase strict control over the sourcing and the refinement (i.e., processing and quality control) of our raw material streams. Secondarily, is to pursue reprocessed polymer applications opportunistically after our raw material needs are satisfied.

We market and sell our products in the domestic and international railroad industries, domestic and international oil and gas industries, construction infrastructure industry, and domestic and international energy industries. We believe that by combining our technology and established products with our new manufacturing capabilities and management team, we will grow our revenue base, becoming the market leader in structural polymer solutions. Our focus is on increasing revenue through the sales of our primary product lines: ECOTRAX® rail ties and STRUXURE® building products.

We deploy direct, specialized distribution, and agent-based methods to sell our products based on unique characteristics of the market segments that we have entered. We believe our ECOTRAX® and STRUXURE® products have broad application across many markets. Each of these markets has a different supply chain to support its business. Organizationally, we may implement a joint venture or other partnership-based business strategy in order to maximize profitability in a timely and efficient manner. For example, we may explore potential collaborations with companies that have the ability to expedite sales efforts into a particular market given their distribution position, supplemental services offering, or engineering integration, whereby we supply our products and applied development knowledge, and our partner contributes the market access and application insight . We will also continue to use traditional marketing methods as appropriate to increase awareness and enforce segment messaging.

Through applied development of polymer-based technologies, AXION creates structural polymer solutions, engineering sustainable products and systems for applications that provide long-term value. Since our founding, we have practiced developed technology, and the origin of our proven engineered solutions extends to pilot installations in 1994. Our evolution from research to development to manufacturing competence to application success in our chosen markets has been steady since our formation. Our drive is to increase revenue, leveraging our foundational achievements, such as exceeding 1,500 million gross tons of traffic on our railroad ties. Leading from success to execution is our primary goal, and our strategy for growth includes proven commercial methods coupled with differentiated materials, products, and applications capabilities.

Our Growth Strategy:

•	Expand manufacturing capacity to meet current demand for our ECOTRAX® rail ties and STRUXURE® construction mats;

•	Further penetrate chosen end-use markets in the railroad, transportation, construction, and oil and natural gas industries;

•	Identify new applications for our proprietary technologies based on market research and geographic segmentation;

•	Evaluate new opportunities beyond our core business that create a potential sales pipeline that mitigates capital exposure and commercial risk;

•	Pursue natural extensions to our core business through related industries—e.g., transportation and energy industries;

•	Continue to develop polymer-based structural technologies that provide solutions to problems exhibited in chosen end-use market segments and valued by our customers;

•	Cultivate awareness, leveraging success in key product categories and industries.

Our predominant sales and marketing focus is in rail applications and polymer composite matting solutions. The commercialization effort for infrastructure systems, platforms, and components is secondary based on a combination of length of the sales cycle and the time required to serve our product offerings. We believe the long-term opportunities for our structural polymer solutions are substantial.

We produce our engineered products using a plastic extrusion process that serves to melt, blend, homogenize, and output under high pressure a melted stream of plastic composite based on our proprietary formulations. This melt flow of plastic composite is then either packed into a large static mold having integrated cooling capability and other control features to make a large component or forced through a series of dies and sizers to create a continuous composite board for midrange profiles. The extrusion molding process is primarily used in the production of railroad ties, heavy mat components and other structural products. The continuous extrusion process is employed to make structural boards used in the fabrication of temporary road mats and other smaller products.

PRODUCTS

Our unique formulations include recycled encapsulated fiberglass that create a 100%-recycled polymer composite product with structural stiffness, strength, durability, and creep resistance. The encapsulated fiberglass blends thoroughly with high-density polyethylene (HDPE), creating a structural and load-bearing product. The immiscible-polymer blending takes HDPE plastic (the second most common recycled plastic) as an input and blends it with fiberglass encapsulated within polypropylene in a manner that orients the glass fibers and results in properties that exceed the law of mixtures for the individual materials. Developments and refinements in the manufacturing technique also produces a skin-to-core density gradient which adds a mechanical increase to the strength of individual components above the properties of the base material. This creates products with the best features of both, including the durability and flexibility of HDPE and the stiffness and strength of fiberglass. These stiffness and strength features have been documented in research, independent testing and repeated field trials conducted over the past twenty years.

The benefits of the resultant products are many. Our products neither contain nor leach harmful chemicals. They can withstand very hot and very cold temperatures and do not biodegrade or oxidize. In one series of tests, our products were subjected to conditions that simulated decades of exposure to various weather patterns. This accelerated-weather testing was stopped at 50 years, demonstrating that our products have the ability to last more than 50 years with no degradation in mechanical properties.

Our products are impervious to moisture absorption and maintain consistent performance in wet environments. In addition, our products are resistant to attack by insects such as marine borers that have been shown to destroy the integrity of wood-based marine structures. Our products also have a high resistance to the abrasion that may occur in construction applications caused by repeated impact of tracked vehicles or in marine environments due to sand and salt content found there. The sand and salt-water resistance comes from the fact that HDPE is one of the more resistant polymer materials, as demonstrated by Taber abrasion tests as well as chemical resistance tests. For these reasons, our material is ideal for the harshest conditions as found around construction sites or marine conditions.

The advantages of our engineered products over traditional products for different applications present significant opportunities for our primary product lines, ECOTRAX® and STRUXURE®. Conditions affecting standard building materials such as corrosion, crumbling, material rot, the application of toxic chemicals to retard product failure, and maintenance and repair cycles can be reduced or eliminated by the use of our engineered products and the solutions they provide. Benefits include:

•	Lifecycle savings based on lower maintenance, due to greater durability and longevity;

•	Improved long-term performance resulting from non-corrosive, rot and insect resistance, and non-chemical leaching attributes of our products; and

•	Consistent structural integrity and user safety because our products do not deteriorate.

We market and sell our products across three divisions: ECOTRAX® rail products, STRUXURE® building products, and COMPOSX™ reprocessed polymers.

ECOTRAX® Rail Products

Our ECOTRAX® rail products line is marketed as a solution for deterioration problems experienced by railroads globally. Our end-use applications are not unlimited, but they are extensive. In North America where timber is relatively inexpensive, our sales efforts are directed toward what we term specialty but large-volume applications, such as ties installed in road crossings, switches, and tunnels. In regions outside of North America, market conditions are dissimilar. Factors such as bans on toxic preservatives, lack of availability of timber, and legislation favoring so-called green alternatives lead to greater market adoption in more applications internationally. We employ sales strategies based on those factors to increase share and drive growth.

Our strategic intent is to increase the market acceptance and share of our ECOTRAX® rail products globally, employing methods that account for market conditions, geographic differences, and potential velocity of sales. Our rail applications are diverse, filling niches within a broad market spectrum within the railroad industry. Our capabilities and expertise have expanded well beyond traditional supply to include pre-plating services, as well as whole systems, including our tunnel-tie system that is gaining market share this year.

We sell our ECOTRAX® rail products line across five categories:

•	Main line ties;

•	Switch (i.e., long length) ties;

•	Road crossing ties;

•	Tunnel-ties and tunnel-tie system; and

•	Pre-plated ties.

For the past four years, AXION has introduced and gained market adoption with its ECOTRAX® line internationally. We have engaged with rail authorities and track engineers to create technical specifications and standards for composite rail ties—also known as sleepers in some countries. We have been tested, specified and approved in Australia, New Zealand, Russia, in various transits in Canada, as well as countries in Asia and Europe.

We recognize that there are unmet transportation industry needs, and we are continually pursuing applications where our ECOTRAX® line provides a clear, superior alternative. Our value-added solution is consistent performance over long periods of time. By not being subject to deterioration or degradation, our ECOTRAX® line presents a reliable alternative to traditional products that degrade over time, especially in areas of high moisture and other environmental conditions that accelerate deterioration.

The nation’s railroads spend billions annually to repair and maintain the nation’s network of over 140,000 miles that are operated mainly by freight railroads. Replacing degraded rail ties is one of the industry’s biggest ongoing expenses. Railroads have traditionally relied on using wood ties. Polymer-based rail ties offer distinct advantages, key among them is consistent performance over time. Due to their durability and longevity, our ECOTRAX® rail ties are positioned to take advantage of the spending on railroad infrastructure.

•	According to the Policy & Economics Department of the Association of American Railroads (AAR), over the 24 year period from 1980-2003, Class I railroads spent more than $320 billion, a little more than $13 billion per year (approximately 44% of their operating revenue), on capital expenditures and maintenance expenses related to infrastructure and equipment;

•	The AAR estimates that, including the cost of maintenance, railroads in 2014 will spend roughly $26 billion in private investments in the nation’s rail infrastructure; and

•	The Railway Tie Association estimates that the total number of rail ties sold was 20.4 million units in 2011, 20.9 million units in 2012, and 21.4 million units in 2013.

Our ECOTRAX® rail ties have been tested and proven over many years in the U.S. and abroad. In 2011, we entered into a three-year supply agreement with a Class 1 railroad, which provided mass-supply credibility for our ECOTRAX® rail ties. One of our customers requested third-party structural testing on our rail ties that had been in track for ten years. After testing, our ties showed little wear, continuing to exceed American Railway Engineering and Maintenance-of-Way Association (AREMA) standards.

A universally recognized accomplishment in the railway industry is amount of time in track under heavy tonnage. The American Association of Railroads sponsors a test track in Pueblo, Colorado, which is operated by the Transportation Technology Center, Inc. (TTCI). Since 2002, our ties have accumulated more than 1.5 billion gross tons of traffic with heavy-axle load traffic. These are key performance indicators for railroads, and AXION is the only producer to have accomplished this level of success in track.

•	ECOTRAX® ties exceed 1.8 billion gross tons of traffic under heavy-axle loads, showing little signs of wear at TTCI test track in Pueblo, Colorado;

•	ECOTRAX® is the standard engineered polymer tie in Russia; and

•	ECOTRAX® is the standard engineered polymer tie in Oceania.

AXION has more than 400,000 rail ties in track. We believe that our testing and in track record, combined with our scalability and strict quality standards, sets ECOTRAX® rail ties as the standard engineered polymer tie globally.

STRUXURE® Building Products

Building upon the foundation of our applications with our ECOTRAX® line, our STRUXURE® division represents a natural extension, an evolution of our structural polymer solutions for demanding environments. The applications for our STRUXURE® building products are diverse and provide solutions across multiple industries. We have narrowed our scope to focus on market segments that are the best fit with our technologies and that will drive profitability for the Company. Our STRUXURE® building products division consists of:

•	STRUXURE® Construction Mats;

•	STRUXURE® Structural Systems; and

•	STRUXURE® Structural Components.

Construction mats are the current driver in our STRUXURE® division. Through the combination of shorter sales cycles and immediate return-on-investment experienced by our customers, we foresee strong, short-term and sustainable growth in our line of mats. Our structural systems are field-installed projects built from multiple profiles—e.g., bridges and commercial boardwalks constructed from our proprietary products—that have enabled us to transition to our commercialization phase. We pursue sales of our structural systems on a project-by-project basis. These projects are supported by technical services, fabrication, project management, and installation oversight to assure successful completion of these structural systems.

Moving beyond the rail business, in early 2013, we focused our efforts on the development and launch of our STRUXURE® construction mat line. Our initial product offering was heavy construction equipment mats. With the success of our first test installations, we confirmed that our STRUXURE® mats provide key advantages over traditional wood-based mats. Our mats proved more durable in side-by-side project comparisons. Our STRUXURE® heavy construction mats are estimated to last more than five times longer than timber-based mats in wet applications under heavy loads and do not lose structural integrity when wet.

STRUXURE® Construction Mats

AXION’s construction mat line is the leader in our range of building products. The strategic intent of our construction mat line is to create value-added polymer matting solutions to be used under active heavy equipment in challenging conditions, including environmentally sensitive project sites with a focus on oil & gas upstream and midstream operations. Our value proposition is based on key advantages in performance and services related to traditional product offerings.

•	Consistent performance in wet conditions: Surface durability and impermeable qualities provide reliable performance in challenging environments;

•	Long lifecycles: estimated more than five times the useful life of mixed hardwood mats when used in wet conditions with active heavy equipment;

•	Smaller mat thickness result in lower logistics costs: high compression capacity and surface hardness than mixed hardwoods, resulting in smaller profiles needed for the same task;

•	Cradle to grave to cradle recycling: our mats are recyclable by AXION at the end of their useful lives, providing an outlet for companies seeking to reduce their waste disposal costs;

•	Environmentally positive: our mats neither leach nor absorb liquids ; and are resistant to salt and most chemicals;

•	Flexible purchase options: purchase and rental options are available; and

•	Channels of distribution for our STRUXURE® construction mats are through a network of specialized distributors and agents worldwide.

We are developing a range of polymer matting products for use on energy and civil construction projects. Our STRUXURE® construction mat line has three groups: heavy construction mats, temporary road and access mats, and specialty construction mats. Each construction mat group is in a different phase of development, and the general sales cycle might last six months for large scale distribution programs.

•	Heavy Construction Mats

Our heavy construction mats target equipment weights greater than 100,000 pounds, and these have been fully launched in the market. Our line competes directly against mixed-hardwood mats, and there are minimal polymer-based heavy construction mat competitors at this time. Our predominant barrier is the difference in initial cost versus a mixed hardwood-based mat. The pricing difference varies based on availability, geographic regions, shipping costs, and number of units. Our advantage is performance over time, and our offerings last significantly longer in harsh conditions. The length of time varies by application, a combination of geographic location, type of equipment, and length of project. We work closely with our customers to determine applicability and benefit after learning the unique attributes of their applications. Educating potential customers about the general benefits of our heavy mats, along with consultation about specifics, is leading to greater use in the marketplace.

•	Temporary Road and Access Mats

Our temporary road and access mats target equipment weights less than 100,000 pounds, and are in final development. Unlike our heavy construction mats, we compete against other polymer-based temporary road mats, as well as hardwood-based versions although wood based mats remain the dominant product. The current market leader in the emerging polymer mat category is Newpark Resources, Inc. (NYSE:NR), offering its DURA-BASE® mats under its Newpark Mats and Integrated Solutions division. Our STRUXURE® temporary road and access mats compete with DURA-BASE® mats but the significant market opportunity is the conversion of customers from wood-based mats to polymer composites. Our market research suggests that significant market opportunities exist for polymer-based mats, and our line of temporary road mats fills a part of the market unaddressed by our competitors.

•	Specialty Mats

For our customer’s requiring support for various equipment located on oil and natural gas sites, we are in early development of our specialty mats. We are evaluating our competitive positioning and testing prototypes.

STRUXURE® Structural Systems

Our structural systems, engineered using our multiple components, represents our second line within our STRUXURE® building products division. It consists of two lines: vehicular bridges and commercial boardwalks. Our strategic intent is to supply assorted components for heavy load platforms in challenging conditions. We maintain direct and distribution-based selling models, while engaging regional manufacturer representatives and agents as needed. Our customers include departments of transportation and parks and recreation offices at local, county, and state levels. Commercializing these structural systems requires us to engage indirect customers including engineers and contractors involved with these projects. We interact with these indirect customers at all levels to educate them about the function and applicability of our structural systems and components. These indirect customers are fragmented, but the engineering community offers important technical guidance, and construction companies provide valuable input on project schedules and installation practices. Both these secondary customers have influence on product purchasing decisions and are critical to the success of every project.

Our recent structural systems include vehicular bridges and commercial boardwalks, and we plan to extend our structural systems to include complete marine structures.

Key advantages of our vehicular bridge systems are:

•	Technical services: from design guidance based on our pre-engineered “Standard Design of Thermoplastic Bridges” through installation and inspection, we work with all stakeholders to ensure ease of installation and long-term success

•	Customizable: our products provide abutment options for various terrains, structural joists and surface decking boards of different sizes

•	Fabrication: we provide cutting, drilling, and fastening services of various components prior to delivery to the project site to accelerate completion

•	Logistics: delivery times are tied to the project schedule and pre-fabricated systems lower shipping and installation costs;

•	Installation expertise: pre-installation planning and field visits during installation are part of our complete engineered system.

The origin for such use of our proprietary engineered products extends to 1998 when our technology was used to engineer rectangular joists for a U.S. Army vehicular bridge at Fort Leonard Wood, Missouri. In 2002 products based on this technology were used to construct a vehicular bridge over the Mullica River in the New Jersey Pine Barrens. Based on a 2007 analysis performed by the U.S. Army Corps of Engineers, these bridges were determined to be as durable as they were when first installed, requiring little maintenance. Collaborating with the U.S. Army Corps of Engineers to build bridges that support tanks, we developed more profiles, such as I-beams, to increase load-bearing capacity and reduce the amount of material required to achieve it.

In 2009, we supplied the materials for, and participated in, the installation of the first of two polymer composite bridges designed for use by military tanks. These bridges support over 70 tons for track vehicles and over 85 tons for wheeled vehicles.

In 2010, we participated in a unique project, supplying the materials and helping in the design and installation of two bridges which were developed for rail use and were engineered to support 130 tons. Market adoption of our products increases with each successful installation, proving our systems are durable and maintain their structural properties over time under heavy loads. Meeting the U.S. Army Corps of Engineers standards provided us with recognition for our proprietary structural systems in the large-form construction materials market. Our list of successful installations have also include a vehicular bridge in Peeblesshire, Scotland.

Working with Villanova University, we commissioned American Society of Testing and Materials (ASTM)-standardized tests of our structural components in 2012. Concurrently, we hired Parson Brinckerhoff to develop a design and standards guide for polymer-based bridges, including inspection guidance. Published in 2012, it represents the first and only design guide for thermoplastic vehicular bridges. Our installations based on our testing, design, and fabrication development with Villanova and Parsons Brinckerhoff include:

•	Vehicular bridge in York, Maine;

•	Vehicular bridge in West Liberty, Ohio; and

•	Bridge rehabilitation projects with St. Lawrence County, New York.

The market opportunities for our structural systems extend to public and private installations, representing sales cycles from six months to three years. We employ multiple methods to engage this diverse segment. Given the complexity of the customers and markets, our commercial engagement differs based on applications and customer type. Currently, our target segments are vehicular bridges and complete marine structures.

Our STRUXURE® structural systems are positioned to take advantage of the spending on various infrastructure projects:

•	The American Society of Civil Engineers has recommended that the U.S. spend $17 billion a year on bridge maintenance;

•	The Federal Highway Administration reports that more than 140,000 bridges are classified as either structurally deficient or functionally obsolete; and

•	The GAO Report on Marine Transportation stated that thirteen Federal agencies spent an average of $3.9 billion annually on the construction and maintenance of federally authorized projects.

We work directly with county-level engineering offices, state departments of transportation, as well as local officials who recognize a need to lower maintenance costs. A key advantage to our systems is accelerated construction and installation times. Compared with steel and concrete structures, our proprietary polymer-based systems are lighter and pre-fabrication takes place prior to delivery to a project site. The sales cycles for vehicular bridges is approximately one to three years in public projects.

STRUXURE® Commercial Boardwalks

We define commercial boardwalks as public access platforms that can be used to support equipment or vehicle traffic or both. Applications include structures for public park and recreation wetland walkways, marine docks and decks, golf course bridges, resort and hospitality decks and pedestrian bridges. Although steel- and concrete-based systems are our dominant competition in infrastructure applications, timber-based products are our primary competition in commercial boardwalk applications. Our entry-to-market was based on a similar problem recognized by the U.S. Army Corps of Engineers in bridges on military bases. Deterioration- and corrosion-resistant systems and materials are needed, especially in wet and humid environments. According to a Principia Partners market study commissioned by AXION in 2012:

•	For 2015, total commercial boardwalk market size at the contractor level is projected at greater than $240 million;

•	Approximately 30% or $72 million of the contractor-level market is built using polymer-based composite or wood-plastic composite materials;

•	Approximately 20% or $48 million of the contractor-level market is built using wood; and

•	60% of the volume is for sub-structure, and 40% is used for surface boards.

The sales cycle for commercial boardwalks and public walkways is six months to one year. Our systems combine multiple materials technologies to create a total engineered system solution. Separating polymer technologies based on performance within a system sets us apart from competitors who supply building materials for any application. We continue to work with licensed engineers who provide their design guidance, including technical drawings, to our customers. Our involvement from conception to design to installation and inspection is critical, as our proprietary technologies combine to form unique platform systems. Our walkway projects include:

•	Pedestrian walkway at Fort Lee, Virginia;

•	Pedestrian walkway in West Chicago, Illinois;

•	Equestrian and pedestrian bridge in Santa Rosa, California;

•	Pedestrian walkway in Centerville-Washington, Ohio; and

•	Golf bridge decking and retaining wall in Portsmouth, New Hampshire.

STRUXURE® Structural Components

Structural components represent our third line within our STRUXURE® building products division. Our components include boards, beams, headers, joists, planks, and pilings. Our proprietary structural components are the same as used in our construction mats and structural systems. Our strategic intent is to provide lasting polymer-based engineered products that maintain performance in demanding environments. The markets in which we sell our diverse line is fragmented, and orders vary from regular supply to filling project-based needs. Applications using our structural components include:

•	Golf bridge decking in River Vale, New Jersey;

•	Commercial decking for Wallkill Valley Land Trust in Rosendale, New York; and

•	Industrial supports for temporary structures, pipe supports, and containment berms used globally by energy companies.

Our primary competitors for our STRUXURE® building products are producers of traditional wood, steel, and concrete building materials.  Our deck board products are much different than other so-called plastic lumber. Domestically, producers of composite building materials—i.e., wood-plastic and all-plastic composite—focus their offerings on residential and home improvement applications, as their products have lower structural capability, whereas our STRUXURE® products are uniquely suited and intended for use in heavy-load commercial applications.

COMPOSX™ Reprocessed Polymers

The strategic intent of our COMPOSX™ reprocessed polymer product line is to vertically integrate our internal operations, as we pursue opportunistic sales of our raw material streams used in our proprietary engineered products. The primary application of our internally refined waste polymers is our engineered products. After our internal needs are met, we will pursue viable short- and long-term opportunities as they present themselves. Manufacturers are seeking alternatives to virgin raw materials, and our goal is to leverage our unique combination of polymer processing capability, formulations knowledge, and manufacturing expertise.

In identifying and developing three primary lines, we will continue to pursue early-stage market opportunities in industries that use reclaimed polymers in manufacturing or where needs are present for durable, lasting structural polymer solution alternatives. These opportunities include applications in transportation, military building materials, marine systems, mining, mobile infrastructure systems, and industrial packaging.

Sales cycles in reprocessed polymers are thirty to sixty days or longer with strategic partnerships. Speed, service and quality separate competition. Our planned offerings combine materials and associated services for:

•	High-density polyethylene flake;

•	Glass-filled polypropylene flake;

•	Reprocessing, tolling, and conversion services of various reclaimed polymers; and

•	Material brokerage of various reclaimed polymers.

Like our other product lines, our approach is to offer a value-added solution, not a replacement product. In our vertically-integrated environment, our processes produce consistent and reliable recycled plastic material. Consistency in creating value-added solutions using inconsistent raw materials is key to growing this segment. Our competitive advantage is our unique knowledge and integration of proprietary technology and its application, combined with a thorough understanding of processing reclaimed polymers for use in engineered products with defined and elevated mechanical properties.

Our commercial engagement activities include strategic relationships that we have formed with current suppliers, some of whom have become customers of our reprocessed polymers. Forming a synergist internal and external balance is fundamental to our success in this segment. The growth of our engineered product sales is directly related to increased demand for reclaimed polymers. As our internal use grows, our relationships with other manufacturers and suppliers grows, forming engagement beyond a typical supplier-user relationship.

According to the market analysis firm, Dunn & Bradstreet, there are approximately 100 manufacturers of recycled plastic materials in the United States. They create a $2.0 billion industry, employing an average of 69 people with $20.5 million in annual sales. The range of firms in the recycled plastics industry creates a diverse competitive landscape with room for quality-, service-, and solution-focused methods. We believe our competitive advantage is our proprietary knowledge of structural polymer manufacturing and quality-assurance methods, leading to advantaged solutions for many applications. Our reclaimed polymer material supply places us in the unique position of being the user of it, as well as a processor and seller

SALES, MARKETING AND DISTRIBUTION

Our website serves as our corporate hub, initially representing AXION to a diverse community. Our customer acquisition activities include trade show exhibitions, print and electronic advertising, industry specific networking and aggressive new business development efforts. We have developed brand equity through foundational projects, such as the tank bridges at Fort Bragg, and market engagement through trade associations and conferences. These investments are positioning AXION as the global leader in structural polymer solutions.

We employ consultative selling. Given the technical nature of our products and the complexity of the industries in which we operate, we develop long-term relationships with potential and current customers as well as industry stakeholders, offering guidance and solutions for some of the challenges they face. Predominantly, we are focused in the railroad, construction and oil and gas markets. Our marketing strategy depends on several key characteristics, in order of priority:

1) Differentiated structural performance;

2) Lower total lifecycle costs;

3) Environmentally responsible initiatives; and

4) Expand industry alliances and connections.

Instead of focusing entirely on one industry, our unique and environmentally-friendly products match a wide range of needs throughout various industries. We approach each of these opportunities from a market-based solutions perspective, leveraging our products’ value-added features sought by each customer, such as contaminant-resistant materials.

We have an aggressive and flexible sales and distribution strategy that is intended to maximize our exposure in a given geography, as we deliver our products in an economical and efficient manner.

Our international opportunities and installations are growing. Based on our market research and applied development experience, we sell directly, employ specialized distributors, or use agent-based methods to gain a position in a particular market. In each case, we employ a model that balances our applied development and technical knowledge with a local firm’s understanding of the market. For example, for our ECOTRAX® line, we deploy the method based on the region in which we want to sell:

•	In the U.S., we sell directly;

•	In Australia and New Zealand, we work through a distribution partner;

•	In Canada, we work through agents;

•	In Russia, we are forming a joint-venture company;

•	In Europe, we work with the Rutgers license holder in that region; and

•	AXION is actively vetting partners in other regions.

International markets present several opportunities for us.  Through a hybrid sales and market development model, we pursue market introduction and adoption using direct and indirect methods. We are exploring other options, including sub-licensing and creating joint-venture relationships in regions where they provide the most benefit to product adoption and sales growth.

Because of the costs involved in learning about and being acquainted with international markets, our growth has come through a less direct model. Given the technical complexities of our product offerings, combined with the requirements in our chosen industries, we remain the technical experts in each relationship we form. We intend to retain control of the licensing of our intellectual property and of the formulations and the manufacturing processes we employ. We have had or are currently engaged in discussions or product testing with various parties and organizations within England, France, Germany, Mexico, Russia, Singapore, and South America.

GROWTH STRATEGY

Our success depends on several factors:

•	Continued market adoption of our proprietary technology across rail applications and construction mat product line;

•	Deployment of leaner manufacturing techniques to reduce costs while continuing to increase our capacity and diversify our material sourcing; and

•	Develop our global applications, building international partnerships that provide for manufacturing in various regions.

We believe that through the combination of increased market adoption and acceptance, effective manufacturing, and global applications, our continued growth is assured. We are positioned to be the market leaders wherever we introduce a new structural polymer solution. Our deliberate evolution has led us to achieve that with our ECOTRAX® line. With a strong, applied foundation in place, we are in a position to grow as market leaders in our other categories. Implementing our growth strategies through key activities is our focus.

Key 2015 Growth Activities

•	Increase manufacturing capacity to meet current demand for our ECOTRAX® rail ties and STRUXURE® construction mats;

•	Further penetrate chosen end-use markets in the railroad, construction, transportation, and oil and natural gas industries;

•	Identify product line extensions and new applications for our proprietary technologies based on market research and geographic segmentation;

•	Reduce our commercial and market risk through product diversification and stratification; and

•	Continue to cultivate awareness, leveraging success in key product categories.

TECHNOLOGY

Our proprietary technologies are based on material compositions of matter, processing and use, and design patents. The compositions are used to produce structural polymer-based products from recycled waste materials. The processing capacity allows the production of efficient large-format shapes from these blends, such as rail ties, bridge beams and boards. Our proprietary formulations yield structural-grade properties in the resulting product. Rather than mixing homogenous materials with similar properties to yield a third material (a commonly accepted industry practice), our proprietary technology blends two heterogonous materials thought to be incompatible in a manner that enables them to physically bind together, creating a third enhanced material, a composite. In effect, a rugged, weather-resistant material is mixed with a stiff and rigid material to yield a durable, strong, and stiff structural product. Third-party testing to validate assumptions, proving the durability and strength of our various material formulations at Villanova University and the Transportation Technology Center, Inc. sponsored by the American Association of Railroads, among other universities and third-party structural testing laboratories.

Our technology is derived in part from patents held by Rutgers University, which have been exclusively licensed to us for United States, Canada, Central and South America, the Caribbean Territory, South Korea, Saudi Arabia, Russia, Mexico and China (where we are a co-licensee). Patents do not exist in all countries for which a license has been granted to us. Although our license agreement with Rutgers also includes know-how, we do not believe that any proprietary know-how is attributable to, or has been obtained by us from, Rutgers so that we may not have exclusivity in all countries licensed to us where patents do not exist. Conversely, our position as to our licensed rights also enables Axion to market its products in countries licensed to others in which patents have not been filed, such as Australia and New Zealand. We are in the process of pursuing a resolution of these license issues with Rutgers. The Rutgers patents have limited remaining lives and will start expiring in 2016. Currently, we are the only manufacturer of products that utilize the Rutgers patents in the world.

Utilizing recycled plastics and plastic composites, our products have the distinct advantage of being environmentally responsible. In our processes, we:

•	Divert plastic from the waste stream;

•	Do not use any natural products (such as wood) in our products;

•	Do not use any chemicals or toxins to manufacture our products; and

•	Develop and sell products that can be completely recycled and reused at the end of their previous application.

The foundation for converting select recycled plastics into a structural polymer-based product was formulated at Rutgers University. We hold an exclusive, royalty-bearing license in specific but broad global territories in which patent protection exists to manufacture, sell and export products made using these proprietary formulations. This license agreement extends us the right to grant sublicenses. We combine these patented technologies with our other materials, production, and engineering processes and know how to create our unique engineered products.

Our royalty obligations to Rutgers are based on the sale of various products but only for products or assembled components that utilize the original Rutgers materials technology. There is a collaborative approach with Rutgers regarding the maintenance and defense of the patents. We also are a member of the Rutgers Center for Advanced Materials via Immiscible Polymer Processing, or AMIPP, a department of Rutgers which provides the technical support for the originating technology. The AMIPP Advanced Polymer Center is a group of collaborative researchers dedicated to exploring immiscible-polymer blends and the novel structures and materials obtained by processing such blends. The membership allows us to use AMIPP, as we desire, for basic research at no additional cost, with access to more comprehensive research services on a per-project basis.

COMPETITION

Our general value proposition is based on direct comparisons to legacy materials used in the industries in which we offer our structural polymer solutions, especially in the transportation, infrastructure construction, and energy industries. There is no simple formula to compare our products generally. We have learned that specific applications—e.g., rail ties installed in the southeastern United States—yield dramatically different comparisons. As such, our approach to market is based on the application of our solution, geographic location, length of project or installation, and in service-related factors, such as load capacity. Moreover, we are not without competition in polymer-based products, such as rail ties, but our primary competition are products made from wood, concrete, or steel—i.e., legacy or traditional materials—depending on the product and industry. One dominant market driver is the current state of the hardwood lumber industry in North America, which is helping create more demand for our products within several market segments. Our market research has led us to understand the current supply and demand dynamics and determine the following conditions in the hardwood lumber industry:

•	Availability of and capacity for large profile industrial hardwood lumber is not keeping pace with increasing demand;

•	More hardwood lumber is being used in decorative residential and commercial construction interior finishing applications at higher mill-price realizations;

•	Less industrial hardwood lumber is available for the market with increasing demand for decorative hardwood;

•	North America is a recognized hardwood lumber supply source and is a global exporter;

•	A great majority of North American rail ties and construction mats are made from hardwood lumber;

•	Demand for rail ties and construction mats is projected to substantially increase over the next 10 years;

•	Oak timbers are being replaced by mixed hardwoods from various tree species with lower structural properties and higher deterioration rates;

•	Wood absorbs liquids and loses structural integrity when wet—i.e., compressive strength and surface durability;

•	Longer-length timbers (i.e., greater than 14 feet) are more difficult to procure and are more expensive per board foot as profile size and length increases;

•	Lower quality is combining with declining availability of large timbers, leading to higher prices in the market; and

•	Companies are actively seeking alternative solutions to hardwood lumber in multiple industries, including transportation, construction and energy.

These market conditions have contributed to our accelerated growth, especially in 2014. As conditions change, we adapt the implementation of our core growth strategy. Our priority for growing our product lines is based upon practical knowledge in our existing markets. This deliberate evolution, a strategy based on market assessment and validation, mitigates our commercial exposure or risks from changing market and industry conditions through product and application stratification that is paramount to our continued success. Through applied development of our technology, we have chosen to build upon successes, identifying adjacencies or natural extensions to our current offerings, whether through new products or new applications of existing ones. By executing our balanced but flexible growth strategy, we believe that sustained growth is achievable, a path that meets our short- to long-term revenue goals.

We are not without polymer-based rail tie competition domestically. Integrico Composites and TieTek of America both manufacture polymer-based ties. That is where similarity ends. We know of no other company with as strong an applied history as ours. These competitive rail ties are not structural polymer composites, and we do not view these plastic rail tie manufactures as competition for some of the applications for which our products are most suitable. To our knowledge, these other polymer-based tie products have significantly less testing and success in application or have failed repeatedly in the field.

Before we launched our current business, there were other companies in the composite rail tie industry, which demonstrated the enthusiasm of the railroad industry for composites.  One composite tie manufacturer supplied more than one million rail ties to a Class I freight railroad, but the ties experienced many quality-control and general performance problems, leading to a high failure rate in track and the company’s eventual closure. The failures notwithstanding, this company established the potential demand for composite rail ties by the rail industry. A Japan-based company produces composite rail ties from virgin materials and, as a result, the company’s products are significantly more expensive and less environmentally beneficial than our ECOTRAX® products.

Fundamental to our success is how tested and proven our ECOTRAX® line is in track. We are not without competition domestically or internationally, but the barriers to entry are complex. Given the technical requirements set by railway engineers combined with the length of time required to be approved for use in track, we believe that we are the most applied and approved polymer-based rail tie. Our testing extends to 1998 with the introduction of first generation ties based on the original Rutgers formulations that we license. Through our development, we have continued to enhance our offering, and our current ECOTRAX® line is an evolution of our initial rail ties. Through our proprietary technology, unique process, and quality control, we have distinguished ourselves among our competitors. For example, in Russia, we worked with our local technical partner to introduce and establish the engineered polymer tie category. Using our technical knowledge of testing and specifications, along with laboratory testing by the Russian Rail Institute, the category was created after one year of work with our partner.

MANUFACTURING

We employ extrusion-molding and continuous-extrusion processes to create our proprietary ECOTRAX® and STRUXURE® engineered products. Our key profile is a rail tie in lengths up to thirty-two feet, and our assembly capabilities include the fabrication of construction mats, assembly of bridge components, and the pre-plating of rail ties. Our equipment and capabilities extend beyond these engineered products to include reclaimed polymer processing equipment to refine recycled plastics. We employ grinders, washers, dryers, and blenders to process recycled plastics for internal use primarily, as well as pursue recycled-polymer sales opportunistically.

We are experts in creating structural polymer solutions that include reclaimed plastics. Our solutions-based approach has offered greater market penetration and acceptance of our products as viable alternatives. We do not see our products as applicable wherever traditional materials are used. We base our entry to market on conditions that arise from environmental deterioration, opportunities for our products to outperform legacy products. Our expertise is a product of unique, proprietary formulations, and the processing by which we create our engineered products. Our processes are trade secrets, developed over years of testing and refinement. We hold a unique position in that we employ a patented technology that we have further developed and applied in commercial projects, and we are the only company in the world with the portfolio of field-proven polymer-based structures and products. Our portfolio provides the foundation on which we are building commercial activities. Using multiple material technologies and our capabilities in processing, we are able to create effective application-based polymer solutions for our customers.

For several years, AXION utilized a contract manufacturing model for the production of its railroad ties and other structural components. This approach to product manufacturing worked exceptionally well for a number of years and was effective in quickly establishing both northeastern and eastern midwest production capabilities. As our commercial success grew and production schedules became more predictable in 2012, we concluded that larger scale and directly managed production capability needed to be established in 2013. We also determined that backward integration into our material supply stream was advantageous for cost positioning and elevated quality performance. Our collective realizations led to the establishment of a permanent railroad tie production facility in Waco, Texas, and the acquisition of the recycled plastics processing facility in Zanesville, Ohio, in late 2013.

Through 2013, customer and market demand for our products continued to grow. In 2014, our growth necessitated the opening of a second product manufacturing site, which led to an acceleration of our planned conversion of our Zanesville location to a fully integrated production facility for molded and continuously-extruded products. Our current near-term capacity expansion plans will position the Zanesville operation at the same production levels of our Waco facility. During early 2015, our goal is to double the manufacturing capacity in both locations, as we prepare both operations for a significant increase in product output near the end of 2015 to meet market demand.

The fully integrated production operations at both the Waco and Zanesville facilities are and will be organized similarly and the principal steps are:

1.	Receipt, inspection and classification of incoming recycled or reprocessed plastic;

2.	Sorting, shredding, grinding, and pneumatic filtering of plastic flake;

3.	Aqueous separation, mechanical washing and two-stage drying of the plastic flake;

4.	Batching and blending of proprietary formulation of HDPE, GFPP and other components;

5.	Extrusion of the plastic and fiberglass composite into large product specific molds or through a continuous forming line for mid-range profile boards; and

6.	Post processing of the extruded/molded shapes is dependent on the end product:

a.	Rail ties: Inspection, nondestructive testing (x-ray), embossing of grip indentations and potential pre-plating;

b.	Mats: Inspection, machining, assembly and hardware installation; and

c.	Structural Components: Inspection, select x-ray analysis, machining, assembly or subassembly, and kitting or packaging.

Our manufacturing methods and techniques are structured for growth and efficient replication in either expanded capacity at the two current locations, in newly constructed North American facility, or as part of an international venture or partnership. The distinctive manufacturing, engineering, technical, and quality talent within the organization continually implements improvements to the processes and such best practices are quickly standardized and deployed within the company. Our manufacturing practices, customized formulations, and optimized procedures now go well beyond the original art of the technology and these learnings are held as trade secrets by AXION.

The quality assurance methods and standards established by AXION also draw a line of distinction with our competitors. A combination of raw material scrutiny, process controls, nondestructive evaluation, and continual mechanical testing of our products statistically assures that the performance of all products meet and typically exceed published specifications. Our inline process monitoring, record keeping, and postproduction analysis capabilities exceed the norms of the industry. Our understanding of the raw material streams and the production process enable a high level of stability and predictability to the manufacturing process. As with the rest of AXION’s business, the production operation has been structured with a higher level of sophistication than normally seen in this size or type of a business in order to assure product performance, engender confidence with our customers, and to establish a solid platform for growth.

RAW MATERIAL SUPPLY

Since we use reclaimed polymers to create our proprietary products, we have growing needs that we believe will be met through a combination of our internal processing and external supply. We are expanding our internal processing capacity and external network to achieve a higher performance and more cost-efficient streams of material supply.

Our supply of raw materials for reprocessing comes from a wide variety of sources, from large waste management companies and automotive manufacturers to small regional haulers that collect recycled plastics locally. The supply sources are well established and continue to provide a steady supply of raw materials, and we foresee no shortage of supply in the raw materials we require.

High-density polyethylene (HDPE) is our primary raw material. As our internal capacity grows, we continue to purchase HDPE from municipal recycling facilities, material brokers, and reprocessors to meet our needs. Our goal is to process over 50% of our raw material requirements for recycled plastics internally depending on market conditions and supply stream opportunities.

Glass-filled polypropylene or encapsulated fiberglass is our secondary raw material. It is found in a wide range of post-industrial scrap, predominantly related to the automotive industry. This recycled material is readily available but processing presents a challenge. We are installing specialized internal processing capabilities to convert reclaimed glass-filled polypropylene material for our internal use and have begun establishing long-term supply relationships.

Our ability to modify formulations while maintaining the structural properties of our finished engineered products is a key strategic advantage in managing post-industrial raw material streams. The post-consumer raw materials we utilize are widely available, and these materials are collected in most communities. Only a portion of the billions of pounds of recyclable-eligible materials generated each year are actually collected. An even smaller percentage is actually used in recycled products. The raw materials can be sourced directly through municipal recycling facilities, major waste haulers, material grinders or recyclers, or brokers depending on the volume required.

Recycled material prices are listed on a commodity-style basis in industry periodicals or on-line. As mentioned previously, late in 2013 we acquired a plastics recycling company with the capabilities to purchase directly from collection sites, as well as sort and process the collected materials into a reprocessed plastics flake or pellet. Our plan is to utilize the experiences and know-how of our reprocessed plastics business to transfer this capability to sort, wash, and grind raw recycled plastics for use in our production. We have the ability to go from a scrap form to a fully manufactured and fabricated engineered product that yields a higher per pound sale price for the reprocessed plastic.

We continue to identify and develop other unique sources of our raw materials that may provide us with greater supply, more cost-efficient locations from which to purchase supply, and better pricing.

EMPLOYEES

As of March 23, 2015, we had 156 full-time employees comprising 135 employees in manufacturing and production, 8 in purchasing, sourcing and other production-related administrative functions, 5 in sales and marketing and 8 comprising our headquarters staff. From time to time we may utilize temporary agency employees and consultants on an as-needed basis.

Item A.  Risk Factors

As a smaller reporting company, we are not required to provide risk factors. However, we have chosen to include the following risk factors.

Risks Related to Our Business

Our independent registered public accountants have expressed that there is substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for the years ended December 31, 2014 and 2013, based on our significant operating losses and the requirement for external financing. Our financial statements do not include any adjustments that would result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

We have generated limited operating revenues. If we are unable to commercially manufacture higher volumes and sell our recycled plastic engineered products, we will not be able to generate profits and we may be forced to curtail operations.

As of the date hereof, we have generated limited revenues. As a result, we have limited operating revenue and we anticipate that, for at least the near future, we will operate at a loss.  Our ultimate success will depend on our ability to commercially manufacture higher volumes and sell our recycled plastic engineered products.  If we are unable to do so, we will not be able to generate profits and we may be forced to curtail operations.

The demand for ECOTRAX rail ties and STRUXURE structural building products fluctuates, which could adversely affect our results of operations.

Demand in the end markets served by our customers is influenced by many factors, including the following:

•	global and regional economic, political and military events and conditions;

•	fluctuations in energy, fuel, oil and natural gas prices and the availability of such fuels;

•	changes in residential and commercial construction demands, driven in part by fluctuating interest rates and demographic shifts;

•	changes in demand for our products due to technological innovations;

•	changes in laws and regulations (or the interpretation thereof) related to the production of structural plastic products or the environment;

•	prices, availability and other factors relating to our products;

•	continued preferences for wood, metal or concrete, rather than plastic composite engineered products;
•	increases in costs of labor and labor strikes; and
•	population growth rates.

We cannot predict or control the factors that affect demand for our products. Negative developments in the above factors, among others, could cause the demand for recycled plastic composite engineered products to decline, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

If we cannot produce enough of our engineered products to satisfy customer demand, our ability to execute our business plan will be adversely affected.

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

Our business is subject to risks in obtaining the recycled plastics we use at acceptable prices.

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

We have not generated any significant cash flow from operations and we may not be cash flow positive for at least the near future.  We also have limited financial resources.  As a result, we may need to obtain additional capital from outside sources to continue operations and commercialize our business plan.  Our ability to execute our business plan depends upon our ability to obtain financing through:

•	bank and other debt financing;
•	equity financing;
•	strategic relationships; and/or
•	other means.

Our engineered products are relatively new and, to date, have limited exposure and acceptance in the marketplace.  If our products do not receive substantial market acceptance, our ability to execute our business plan will be adversely affected.

Although earlier versions of our ECOTRAX rail ties and STRUXURE building products, such as I-beams, T-beams, pilings and boards were sold by a predecessor licensee, our products are still relatively new to the marketplace. As a result, the claims regarding their attributes have not been fully validated in the marketplace through extended use.  Potential customers may be resistant to trying new products such as ours or, after actual use, may determine that our products do not meet their needs.  If our products do not receive market acceptance, our business, financial condition, results of operations, cash flows and prospects will be adversely affected.

Our business is highly reliant on a relatively small group of customers. If we lose business from those customers, our sales will be materially impaired.

We are subject to risk related to customer concentration because of the relative importance of our largest customers and the increased ability of those customers to influence pricing and other contract terms. Although we continue to strive to broaden and diversify our customer base, a significant portion of our revenue is derived from a relatively small number of customers. Consequently, a significant loss of business from, or adverse performance with regard to, any of our major customers may have a material adverse effect on our financial condition, results of operations and cash flows. Similarly, the renegotiation of major customer supply agreements or individual purchase orders may also have an adverse effect on our financial results.

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

Starting in 2010, we have received international orders and increased our efforts to arrange international selling activities.  We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. As we begin to operate and sell internationally, there is an increasing risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our effective control.  Our attempts to implement safeguards may not be effective in preventing employees, consultants, sales agents or distributors from engaging in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Because our competitors may have greater financial, marketing and research and development resources, we may not be able to successfully compete in our markets.

We compete with suppliers of traditional wood and concrete rail ties and building products and several composite product companies that offer products in the markets in which we sell our engineered products. Many of our competitors and potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of recycled plastic rail ties and structural building products, similar or superior to our technology, which may result in our products becoming less competitive or obsolete. Competition from other companies may increase as advances in technology are made. We cannot guarantee that we will be able to compete successfully against these competitors in the future or that competition will not have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Our current operations, and those of any potential contract manufacturers, are subject to various federal, state and foreign environmental laws and regulations. Environmental laws and regulations change regularly and we may become subject to increasingly stringent environmental standards in the future, particularly with respect to standards related to climate change issues, such as reporting of greenhouse gas emissions. In addition, we and our potential contract manufacturers are required to comply with environmental laws and the terms and conditions of multiple environmental permits. Failure to comply with these laws or permits could result in fines and penalties, interruption of manufacturing operations, or the need to install pollution-control equipment that could be costly.

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

We have identified material weaknesses in our disclosure controls and procedures, including a lack of sufficient internal accounting resources, formal procedures and segregation of duties necessary to ensure that adequate review of our financial statements and notes thereto is performed, and lacking the appropriate technical resources to properly evaluate complex debt and equity transactions in accordance with generally accepted accounting principles, and have concluded that our internal control over financial reporting was not effective as of December 31, 2014. Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

We continued the review, development and implementation of processes, procedures and controls over our financial reporting practices to provide the appropriate level of segregation of responsibilities and oversight.

Risks Related To An Investment In Our Common Stock

The market price of our common stock is likely to be highly volatile and the trading volume may fluctuate and cause significant price variation to occur.

We cannot assure you that the market prices of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the prices of our shares or result in fluctuations in those prices or in trading volume of our common stock could include the following, many of which will be beyond our control:

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	additions or departures of key personnel;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price and trading volume of our common stock.

We have outstanding options, convertible debt and convertible preferred stock, and we are able to issue “blank check” preferred stock that could be issued, resulting in the dilution of common stock ownership.

As of March 23, 2015, we have outstanding options, warrants, convertible debt and convertible preferred stock that, when exercised or converted, could result in the issuance of up to approximately 67.0 million additional shares of common stock. In addition, our Articles of Incorporation allow the board of directors to issue up to 2,500,000 shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the shareholders. The preferred stock could hold dividend priority and a liquidation preference over shares of our common stock. Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we have issued or may issue in the future. Any such issuance could be used to discourage an unsolicited acquisition proposal by a third party.

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

We may require additional financing in the future. Securities may be issued without the approval or consent of our stockholders. The issuance of our equity securities in connection with a future financing will result in a decrease of our current stockholders’ percentage ownership.

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

If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock could be affected by whether and to what extent equity research analysts publish research or reports about us and our business. We cannot predict at this time whether any research analysts will cover us and our common stock or whether they will publish research and reports on us. If one or more equity analysts cover us and publish research reports about our common stock, the price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us.

If any of the analysts who elect to cover us downgrade their recommendation with respect to our common stock, our stock price could decline rapidly. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and this prospectus. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Item 2. Properties

We do not own any real property.

During the year ended December 31, 2013, we entered into an assignment of the original lease for our production facility in Zanesville, OH, effective November 15, 2013 at a monthly lease payment of $25,750. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. This facility also serves as our corporate headquarters.

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

Item 3.  Legal Proceedings

We may be involved from time to time in various claims, lawsuits and disputes with third parties or breach of contract actions incidental to the normal course of business operations. We are not aware of any material pending legal proceedings involving us except as discussed below.

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

PART II.

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2014, there were approximately 1,200 registered holders of our common stock, and there were 70,825,215 shares of our common stock outstanding.  Our common stock has been traded on the OTC Bulletin Board since June 1, 2007.  From June 1, 2007 to August 3, 2008, our common stock was traded under the symbol “ANLT,” and then following the name change of our Company, since August 4, 2008, the date of the reverse split of our Common Stock, our common stock has been traded under the symbol “AXIH.”  From April 3, 2007 until June 11, 2007, our common stock was traded on the OTC Pink Sheets.  Prior to April 3, 2007, our common stock was traded on the NASDAQ Capital Market. The following table sets forth the high and low bid quotations for our common stock (on a post-reverse split basis) as reported on the OTC Bulletin Board by quarter during each of our last two fiscal years.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2014:
First quarter	$1.07	$0.70
Second quarter	0.80	0.51
Third quarter	0.68	0.45
Fourth quarter	0.73	0.28

Year Ended December 31, 2013:
First quarter	$0.75	$0.36
Second quarter	0.73	0.43
Third quarter	0.57	0.42
Fourth quarter	1.43	0.45

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

Equity Compensation Plan Information

See page 50 for a discussion of Axion’s equity compensation plans.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2014 that have not previously been disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2014.

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

Axion Recycled Plastics Incorporated, an Ohio corporation and a newly created direct wholly-owned subsidiary of Axion (“Axion Recycled Plastics”) was established to purchase the certain tangible and intangible assets of a plastics recycling company during November 2013. The amount of revenue and loss from operations of the acquired business included in our consolidated statement of operations for the year ended December 31, 2013 was approximately $711,400 and $1.0 million, respectively. See note 3 in our notes to consolidated financial statements. Through June 30, 2014, we operated Axion Recycled Plastics as a separate business segment. In August, 2014, we announced an acceleration of our business strategy to use the reprocessed plastics Axion Recycled Plastics produces primarily in our engineered products segment, thereby eliminating Axion Recycled Plastics as a separate business segment. We made this change because of the additional manufacturing capacity we require to meet the expected demands for our engineered products coupled with the higher profit margins we can achieve from our engineered products in comparison to our reprocessed plastics.

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

We manufacture, market and sell ECOTRAX® rail ties, STRUXURE® building products, with current focus on construction mats and COMPOSX™ reprocessed ploymers. Our ECOTRAX® and STRUXURE® products are fully derived from post-consumer and post-industrial recycled plastics, such as high-density polyethylene, polystyrene and polypropylene. In patented and proprietary formulations, our products achieve structural strength, are capable of sustaining heavy loads and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, impervious to moisture, do not leach chemicals and are resistant to insects and rot. They possess superior lifecycles and generally have greater durability and require less maintenance than competitive traditional products.

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

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including fair values of acquired tangible and intangible assets in a business combination, valuation allowances for receivables and deferred income tax assets, derivative liabilities, stock-based compensation as well as the reported amounts of expenses during the reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

Impairment of Intangible Assets

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

Revenue and Related Costs Recognition

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

Historically, we have not had significant warranty replacements, but during the year ended December 31, 2013 due to our customer’s improper installation of certain of our rail ties, we agreed to replace the rail ties. Although from time to time we replace our engineered products for customer relationship reasons, we do not anticipate additional significant situations where we might again replace improperly installed products and therefore do not provide for future warrant expenses.

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

Results of Operations - Comparison of Years Ended December 31, 2014 and 2013

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

Revenues

We derive our revenues through the sale of our products to the domestic and international rail industries, the North American oil and gas and energy infrastructure markets and to industrial engineering and contracting firms. Our current engineered products consist of:

•	Composite rail ties marketed under the brand name ECOTRAX®;
•	Heavy equipment construction mats, temporary road mats, I-beams, T-beams, pilings along with tongue-and-groove planking and various sizes of boards, all marketed under the brand name STRUXURE®; and
•	COMPOSX™ our reprocessed polymer product line

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

During November 2013, we acquired a plastics recycling business to bridge our transition to the manufacture of our higher margin product offerings through our ECOTRAX and STRUXURE product lines, by providing additional revenue opportunities through the sale of reprocessed plastics, our COMPOSX product line. In addition, this acquisition provided us the capability to procure potentially less expensive and more consistent sources of raw materials for our engineered products, and the equipment and other facility infrastructure required to transition the reprocessing plastics manufacturing facility to one for the production of our engineered products. For the nine months ended September 30, 2014, we reported revenue from our two segments – the sale of our ECOTRAX and STRUXURE products and the sale of COMPOSX reprocessed plastics. Subsequent to September 30, 2014, we do not consider the reprocessed plastic sales as a separate reporting segment as the acquired infrastructure and equipment capacity to reprocess and sell recycled plastics has been converted to the production of our engineered products. Any future revenue recognized from the sale of reprocessed plastics will be minimal.

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

As we continue to commercialize our construction mats, we will focus on expanding field installations, as well as the production and fabrication abilities for our mats. In a recent 10-month trial comparing traditional wood mats and our mats, 100% of the STRUXURE® Heavy Construction Mats were intact and ready for shipment to the next jobsite while 80% of the wood mats had to be discarded and landfilled. This trial illustrates how our construction mats are superior to traditional mats and can be rapidly deployed to new construction sites, installed over all types of ground conditions and supports various construction vehicles. Our construction mats do not absorb fluids, are easier to transport and minimize damage to site access, protecting existing roads. They are ideal in wet or other demanding environments and are resistant to abrasion and tread-wear, giving them a life cycle over five times longer than traditional wood mats.

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

Our product development strategy is straightforward: develop valuable solutions for customers, test their value proposition across various criteria, and then commercialize the product with well-coordinated sales, marketing and production efforts. Following the successful introduction of STRUXURE® construction mats and the solidification of expanding ECOTRAX® rail tie opportunities, we are experiencing the need for faster transformation of our production facilities to increase capacity. We have also diversified our technologies beyond the patented technologies developed with Rutgers University and we are utilizing other structural polymer technologies in the development of construction mat lines and other product extensions into infrastructure and transportation applications

For the years ended December 31, 2014 and 2013, we recognized revenue of $14.4 million and $6.6 million, respectively, of which $8.8 million and $5.9 million for the years ended December 31, 2014 and 2013, respectively was attributable to our engineered products with the remainders of $5.6 million and $0.7 million, respectively attributable to our reprocessed plastics. For the years ended December 31, 2014 and 2013, 24% and 52%, respectively of our engineered product sales were to one Class 1 railroad customer pursuant to a three-year supply agreement which was completed during the three months ended June 30, 2014. Through the completion of this supply agreement, we have recognized $10.3 million of revenue, representing approximately 104,500 rail ties.

Costs of Sales and Operating Expenses

Costs of Sales – Production. Our costs of sales are primarily comprised of the cost of raw materials and the costs associated with our manufacturing and production efforts.  The price of the raw materials depends principally on the stage and source of the supply. Historically, we purchase the raw materials in various stages, from recycled plastic containers purchased in bulk, which require further processing before use, to ready-for-production material. Typically, the more processed raw material is more expensive, on a per-pound basis, than less processed material, but the less expensive and less processed material requires additional costs to prepare it for production. Likewise, raw materials purchased through third-party brokers or other intermediaries are more expensive than materials purchased directly from the source or collection point.

Our strategy to reduce our raw material costs includes broadening our raw materials sources and purchasing other low-cost, unprocessed materials, such as other scrap materials containing specific raw materials from unique sources and recycled materials from municipal and other recycling collection sources. Due to the limited amount of time and personnel we can devote to raw materials sourcing, we acquire our raw materials primarily from intermediaries, and purchase production-stage material, which results in the acquisition of raw materials at higher prices. Dealing in the recycled plastics market, whether through intermediaries or our own bulk purchases, we will continue to encounter increasing and decreasing prices typically seen in a commodities market. But since the cost of our raw materials is the single largest determinant of our costs of sales in our engineered products segment, we continue (i) to expand our internal recycled plastics processing capabilities (ii) to seek out sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards and (iii) to expand our research and development effort of different raw materials which may provide a cost and/or performance advantage over existing materials. We are continuing to take steps to reduce our production costs and expenses, while increasing capacity, as necessary.

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

In late 2012, our Texas contract manufacturer made a business decision to vacate the facility and cease producing our engineered products for us. In order to maintain production, in early 2013 we hired a production and quality workforce to continue to operate the facility and subsequently we purchased the production equipment and entered into a lease arrangement for the facility. At our Pennsylvania facility, we continued the third-party contract manufacturing model into the second half of 2013, when we decided to terminate this manufacturing relationship and consolidate all of our production at our facility in Texas. By the end of 2013, all of our engineered products production was at our leased facility in Waco, Texas.

In November 2013, we acquired the business assets and operations of a plastic recycling company in Ohio, which provided us the capability to procure potentially less expensive and more consistent sources of raw materials for our engineered products, and the equipment and other facility infrastructure required to eventually transition this reprocessing plastics manufacturing facility to supplement production of our engineered products. During the three months ended September 30, 2014, we converted our extrusion equipment previously used in this plastics reprocessing business to the production of our ECOTRAX® rail ties and STRUXURE® mats and building products. This facility continues to process industrial and post-consumer recycled plastics for both internal use and external sales.

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

For the years ended December 31, 2014 and 2013, our costs of sales – production were $17.0 million and $6.5 million, respectively. For the years ended December 31, 2014 and 2013, costs of sales – production for our engineered products was $9.0 million and $5.4 million, respectively with remaining $8.0 million and $1.1 million, respectively attributable to the reprocessed plastics.

Costs of Sales - Excess Capacity & Inventory Adjustments. Our production facility in Texas includes space for additional production lines and ancillary equipment and related services. Production costs are aggregated during the period and applied to the inventory produced during that period based on a standard cost per pound based on an assumption that the facility is operating at or near capacity. Any production costs incurred in excess of this standard is charged to costs of sales – excess capacity in the period incurred. In addition, as we transitioned the Ohio facility from primarily reprocessing plastics to primarily producing our engineered products, labor and other operating expenses incurred during that transition period could not be applied to inventory and instead were charged to costs of sales – excess capacity.

During the years ended December 31, 2014 and 2013, we charged to costs of sales approximately $1.2 million and $0.8 million, respectively, relating to the excess costs and expenses incurred to provide production capacity at our Texas facility for our engineered products in excess of the volume of production realized. During the year ended December 31, 2014, we charged to costs of sales approximately $1.0 million relating to excess costs and expenses of the Ohio facility, primarily a result of the costs of transitioning the facility. We did not have any such charges for the Ohio facility during the year ended December 31, 2013.

From time to time, we determined that certain inventory is carried at more than realizable value, and accordingly, we adjusted the carrying value of that inventory during the period it is determined, which results in a charge to costs of sales –inventory adjustment. For the year ended December 31, 2014 we charged costs of sales approximately $0.4 million and $0.3 million, for inventory at our Texas and Ohio facilities, respectively. We did not have similar issues in the prior year.

Gross Margin (Loss). Because we are in the early stages of commercial activities, gross margin (loss) may vary significantly and are highly dependent on the our ability to price our products properly, price of raw materials, production capacity versus utilization and timing and mix of the sales and services. Our gross margin (loss) was impacted by our all these factors at both of our facilities, specifically our ability to reprocessed plastics at a cost less than our price to sell the resins at our Ohio facility, the excess capacity within our Texas production facility, the fixed pricing impact of our completed three-year supply agreement within our engineered products segment and still being in the early stages of our manufacturing and commercial activities. In addition, it included, inefficient manufacturing processes and methods and additional costs and expenses incurred to fulfill certain orders. Due to the nature of the reprocessed plastics segment requiring higher volume of production than we were able to achieve during the period post-acquisition through until we initiated the transition of that facility to produce our engineered products, substantial negative margins were recognized.

Total costs of sales amounted to $19.9 million and $7.3 million for the years ended December 31, 2014 and 2013, respectively, resulting in gross margin (loss) of ($5.5) million and ($0.7) million, respectively and are a result of the impacts discussed previously.

Product Development and Quality Management

Product development and quality management expenses are incurred as we perform oversight of our own and previously, our contract manufacturing relationships and ongoing evaluations of materials and processes for existing engineered products, as well as the development of new products and processes. Such expenses typically include costs associated with the design and required testing procedures associated with our engineer product lines – ECOTRAX and STRUXURE.

Product development and quality management expenses were approximately $329,300 and $1.6 million for the years ended December 31, 2014 and 2013, respectively. This decrease is due to a more concentrated focus and effort to our manufacturing processes resulting in more costs being charged into production rather than product development. We continue to focus on enhancing our product formulations, developing new innovative products, and expanding the reach of our existing engineered products as time and resources allow which may result in higher product development and quality management expenses in the future.

Marketing and Sales

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

Marketing and sales expenses were approximately $1.3 million for the year ended December 31, 2014 compared to $0.9 million for the year ended December 31, 2013. The variation between periods was primarily due to the timing of the efforts within primarily our engineered products segment in the development and implementation of sales and customer development strategy and the continuation of our branding strategy and marketing efforts and all of which is primarily associated with personnel costs.

We expect that in the future, marketing and sales expenses will increase in absolute dollars.

General and Administrative

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

General and administrative costs totaled approximately $23.3 million and $4.2 million for the years ended December 31, 2014 and 2013, respectively. The significant increase from year to year was due to the difference in the fair value of the common stock issued to affiliated shareholders in exchange for warrants tendered pursuant to a tender offer we initiated during the three months ended June 30, 2014. This difference of $19.1 million was charged to general and administrative expenses during the year ended December 31, 2014.

During the years ended December 31, 2014 and 2013, we recorded $0.9 million and $0.7 million respectively, in share based compensation charges related to the fair value of the issuances of shares of our common stock, options or warrants providing the right to purchase shares of our common stock at a predetermined price, in the future. Historically, we issued shares of common stock or options to purchase our common stock, in lieu of cash payments in connection with a licensing agreement, commitment fees for financing transactions, compensation for our directors, officers and employees, as well as to several consultants.

Impairment of Definite Life Intangible Assets

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

Based on our financial results for the reprocessed plastics business during the first half of the year ended December 31, 2014 we decided to transition the assets acquired of the reprocessing plastics business to that of the extrusion of our proprietary engineered products. This action represented a triggering event requiring intangible assets impairment tests. During the year ended December 31, 2014, we determined that our definite life intangible asset associated with our acquired customer list was impaired and of no further value and accordingly we recorded a charge to operating expenses for the remaining unamortized balance of approximately $545,800.

Depreciation and Amortization

For the years ended December 31, 2014 and 2013, we recorded depreciation expense for manufacturing and production equipment as a charge to production and depreciation for non-production equipment as a charge to general and administration expenses. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses.

Depreciation and amortization totaled approximately $1.1 million and $319,200, including approximately $1.0 million and $256,900 charged to production in the years ended December 31, 2014 and 2013, respectively with the remaining depreciation and amortization being charged to operating expenses. As the investment in molds and other production equipment increased during the year ended December 31, 2014, depreciation expense increased.

Other Expenses

Interest Expense. Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the years ended December 31, 2014 and 2013, was approximately $1.8 million and $0.8 million, respectively, and represented the contractual interest rates payable on our debt obligations. During both periods we increased our debt to continue to fund operations and acquire fixed assets.

During the years ended December 31, 2014 and 2013, we sold $8.5 million and $8.0 million of our debt securities, respectively and received proceeds of $4.0 million from a bank term loan during the year ended December 31, 2014. To finance the acquisition of the reprocessing business and related equipment during the year ended December 31, 2013, we executed a bank loan for $4.5 million. Interest expense is related to interest on these various debt obligations.

Amortization of Debt Discounts. Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our various obligations.

During the years ended December 31, 2014 and 2013, we recognized $2.9 million and $0.7 million, respectively, for the amortization of various debt discounts. At the time of issuance, we recorded discounts on our debt securities primarily due to the fair value of the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period. For the years ended December 31, 2014 and 2013, the amortization of debt discounts primarily related to the discounts associated with our 8% convertible promissory notes.

At December 31, 2014, the unamortized discounts for our convertible securities were approximately $4.4 million, primarily associated with our 8% convertible promissory notes. This unamortized discount is amortized to expense over the five year lives of the underlying convertible securities.

Fair Value of Common Shares Issued in Excess of Fair Value of Warrants Tendered. During June 2014, we extended an offer to exchange all of our outstanding warrants for shares of our common stock. We issued common stock with a fair value of $2.3 million to non-affiliated warrant holders in exchange for their warrants with a face value of $1.4 million, with the difference of $0.9 million charged to this expense.

Change in Fair Value of Derivative Liabilities. Through December 31, 2014, we have issued and sold $19.6 million of our various convertible debt securities, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of the conversion options on the dates of issuance as a derivative liability and recognized that amount as a discount to our convertible debt securities. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized a gain of $14.9 million and a charge of $10.9 million for the years ended December 31, 2014 and 2013, respectively as a change in fair value of this derivative liability which was recognized in our statements of operations. The fair value of this derivative liability at December 31, 2014 was estimated to be $2.0 million.

In addition, in conjunction with the sale and issuance of certain of these convertible debt securities, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our convertible debt securities. During the year ended December 31, 2014, pursuant to the Tender Offer (as defined and more fully described in Note 9 to the consolidated financial statements included in this Form 10-K) to exchange all outstanding warrants for shares of common stock, these warrants were tendered and therefore there was no derivative liability at June 30, 2014. Since this derivative liability did not qualify as a fair value or cash flow hedge under ASC 815, accordingly, for the years ended December 31, 2014 and 2013, we recognized a gain of $5.2 million and a charge of $4.2 million, respectively as a change in fair value of this derivative liability in our statement of operations.

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the years ended December 31, 2014 and 2013, we recorded the change in fair value of this derivative liability in our statement of operations as a gain of approximately $243,500 and a charge of approximately $214,500. The fair value of this derivative liability at December 31, 2014 was estimated to be approximately $52,700.

Income Taxes

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2014. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through December 31, 2014 has been recorded.

Liquidity and Capital Resources – Comparison of Years Ended December 31, 2014 and 2013

Our independent registered public accountants issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements for the years ended December 31, 2014 and 2013, based on our significant operating losses and our reliance on and potential lack of external financing.  Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty.

At December 31, 2014 we had $7.6 million in current assets and $10.6 million in current liabilities resulting in a working capital deficit of $3.0 million. This compares to a working capital deficit of $14.0 million as of December 31, 2013. Recorded as a current liability, our derivative liabilities associated with our convertible debt securities at December 31, 2014 and 2013 was $2.5 million and $17.2 million, respectively. Since the satisfaction of these balances have not and will not require the use of working capital, without this current liability included in the working capital calculation, our working capital at December 31, 2014 and 2013 would be a deficit of $1.0 million and working capital of $3.2 million.

We used $11.0 million and $7.2 million in our operating activities during the years ended December 31, 2014 and 2013, respectively. In anticipation of certain orders, we increased inventory $2.0 million at December 31, 2014, as compared to December 31, 2013.

Our net loss for the year ended December 31, 2014 of $16.3 million included the significant impact of several non-cash credits and charges including the effect of the change in fair value of the derivative liabilities associated with our convertible debt securities of a credit in our statement of operations for $20.1 million which was offset by a charge to general and administrative expenses of $19.1 million and a charge to other expenses of $0.9 million associated with our warrant tender offer.

As we continued to increase production capacity, we purchased $1.8 million of equipment during each of the years ended December 31, 2014 and 2013. We anticipate purchasing additional property and equipment during the next twelve months as we continue to expand our manufacturing capacity. An extrusion line for our engineered products manufacturing business, typically costs upwards of $1.5 million, including installation and auxiliary parts and equipment. In addition, during the year ended December 31, 2013, we incurred a cash outflow of $6.0 million related to the acquisition of a recycling business which included $1.5 million of existing working capital and the proceeds of $4.5 million in bank term loans.

During years ended December 31, 2014 and 2013, we issued and sold to certain investors an aggregate principal amount of $5.6 million and $6.0 million, respectively of our 8% convertible promissory notes. We may prepay the notes, in whole or in part, upon 60 calendar-days prior written notice to the holders thereof. Interest accrues on the notes at a rate of 8.0% per annum, payable during the first three years that the notes are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the notes. During the fourth and fifth years that the notes are outstanding, interest that accrues under the notes shall be payable in cash.

During the year ended December 31, 2014, we issued and sold to certain investors an aggregate of $1.0 million of our 12% convertible promissory notes. We may prepay the notes, in whole or in part, upon consent of the holders thereof. Interest accrues on the notes at a rate of 12% per annum, and is payable monthly.

During the year ended December 31, 2014, we issued and sold to certain investors an aggregate of $1.95 million of our 12% secured notes. We may prepay the notes, in whole or in part, upon 5 calendar-days prior written notice to the holders thereof. Interest accrues on the notes at a rate of 12% per annum, and is payable at maturity.

During the year ended December 31, 2014, we borrowed $4.0 million from a commercial bank pursuant to the terms of a promissory note and loan agreement. Interest accrues on the outstanding principal at a fixed interest rate of 5% per annum and is payable monthly. All outstanding principal and accrued but unpaid interest is due at maturity. The note may be prepaid in full or in part at any time without premium or penalty. The bank was induced to enter into the note with the guarantee of Melvin Lenkin, Samuel Rose and Allen Kronstadt, collectively the “Investors”, (see Note 15 regarding related party transactions). Under terms of the note, we repaid $100,000 of principal during the year ended December 31, 2014.

During the year ended December 31, 2014, we repaid principal under the terms of a loan from a governmental organization in the amount of approximately $105,600.

We entered into a revolving credit agreement and borrowed $2.0 million during the year ended December 31, 2013, which remains outstanding at December 31, 2014. These funds were used to support our working capital needs.

Pursuant to our April 2006 action against a shareholder for disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2013, we received $3.1 million representing the disgorgement of the short-swing profits less legal fees. This amount was recorded as additional paid-in capital.

At December 31, 2014, we had $6.8 million of our 10% convertible preferred stock outstanding of which $6.1 million may not be redeemed by the holder until after December 31, 2016, pursuant to an agreement entered into between the Company and the preferred stock holders. Due to our current financial condition, Colorado law will not allow us to redeem the balance. Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

Our ability to pay principal and interest on our various debt securities and bank loans which total $32.3 million at December 31, 2014, and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our future operating performance and our ability to raise capital. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At December 31, 2014, we had a working capital deficit of $3.0 million, cumulative face value of redeemable preferred stock and various debt instruments of $39.1 million, a stockholders’ deficit of $22.8 million and have accumulated losses to date of $75.6 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our various convertible promissory notes and other debt instruments and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that our disclosure controls and procedures were ineffective as of December 31, 2014 due to the material weaknesses that exist in our internal control over financial reporting, more fully described below.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2014, we did not maintain effective internal control over financial reporting, based on criteria issued by COSO. The material weakness, which relates to internal control over financial reporting, that was identified was:

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

We are committed to continually improving our financial organization, and from time to time we adopt additional processes and procedures over financial reporting. If the issuance of any securities is contemplated, we consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such financial instruments may have prior to issuance. Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages, as of March 23, 2015, of all of our current directors and executive officers along with their current positions.  All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.

Name	Age	Position
Thomas Bowersox	68	Secretary and Director
Claude Brown	53	President, Chief Executive Officer and Director
Donald Fallon	60	Chief Financial Officer and Treasurer
Anthony Hatch	55	Director
Allen Hershkowitz	59	Director
Perry Jacobson	55	Chairman, Board of Directors
Allen Kronstadt	62	Director
Samuel Rose	78	Director
Steven Silverman	50	Vice-chairman, Board of Directors

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

Claude Brown, Jr. Mr. Brown was appointed Chief Executive Officer, President and a director on August 4, 2014. On February 26, 2014, Mr. Brown was appointed Chief Operating and Technology Officer. From 2010 to 2013, Mr. Brown served as President of Eōvations, LLC, a new business venture focused on the development, production and launch of an innovative structural polymer technology which he spun-out of Dow Chemical. From 2007 to 2010 Mr. Brown worked at Dow Chemical as Director of Research and Development for both Dow Solar Solutions and Dow Building Solutions where he established technology and operations strategy for various building products and led their development and commercialization. In 2003, Mr. Brown joined Alcoa’s Home Exteriors as Vice President of Technology with responsibilities for materials research, process refinement, product development, regulatory services, production engineering and commercialization management. Prior to that, Mr. Brown served as both Vice President of Research and Development and Director of Engineering during his fourteen-year career with CertainTeed Corporation. Mr. Brown began his career in TRW’s Executive Development program which led to key assignments in automotive engine production, product development and eventually the Head of Quality for Norton Company’s Advanced Ceramics division. Mr. Brown earned his B.S. and M.S. degrees in Ceramic Engineering from the Ohio State University in 1983 and 1985, respectively.

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

Allen Hershkowitz.   Dr. Hershkowitz was appointed to our board of directors on May 25, 2011 and serves on our audit committee. In September 2014, Dr. Hershkowitz was elected President of the Green Sports Alliance, an international coalition of hundreds of sports teams, leagues and venues committed to protecting the conditions that make life on Earth possible. He is also Distinguished Professor in Sustainability Management in the MBA Program of the Presidio Graduate School. Previously, Dr. Hershkowitz served as a Senior Scientist at the Natural Resources Defense Council for 26 years, between 1988 and 2014, helping to grow NRDC into one of the most influential and largest environmental organizations in the world. Dr. Hershkowitz has received awards and recognition from the U.S. EPA, the American Institute of Architects, Scenic Hudson, and the Natural Resources Defense Council. Dr. Hershkowitz received his Ph.D. in political economics, specializing in energy resources economics, from the City University of New York Graduate School in 1986. He earned a M. Phil. in political economics in 1982, a B.A. (cum laude) from the City College of New York in 1978 and a Certificat D’assiduite from the University of Grenoble in 1975.

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

Samuel Rose. Mr. Rose was appointed to our board of directors on August 4, 2014 pursuant to the Note Purchase Agreement dated August 24, 2012, among the Company, MLTM Lending, LLC, Allen Kronstadt, and certain other investors. He has spent the last thirty years working for the company he founded in 1980, Greenebaum & Rose Associates, which has been instrumental in developing and managing over five million square feet of office space in the Washington, DC area including areas around Union Station. Mr. Rose began his career in real estate development in 1960, where he worked with Rouse Company in its Maryland and San Francisco offices. Mr. Rose actively participates in the National Capital Area Chapter of the American Planning Association and is a strong supporter of higher education, which is evidenced by the numerous scholarship programs he and his wife have established. Mr. Rose is an emeritus board member at Dickinson College and the Smithsonian American Art Museum. Mr. Rose earned his undergraduate degree from Dickinson College in 1958 and his Juris Doctor from the University of Baltimore in 1961.

Steven Silverman.  Effective January 18, 2011, Mr. Silverman was appointed Chief Executive Officer, a position he held until August 4, 2014 when he relinquished his position and was named Vice-Chairman of the board. Prior to becoming chief executive officer of the Company, Mr. Silverman served as our President and Chief Operating Officer and has been on our board of directors since November, 2010. Mr. Silverman previously served as Executive Vice President of Archbrook Laguna, LLC (or Archbrook), a total solutions provider supplying consumer electronics and computer products to retailers through state-of-the-art logistical services from 2006 until he joined our company.  He held a series of roles at Archbrook, serving as Vice President of Operations and Business Development of Archbrook from 2000 until 2005, and before that as Vice President of Sales from 1997 until 2000.  As Executive Vice President, Mr. Silverman was responsible for developing and implementing strategic corporate policy as well as the day-to-day operational management of Archbrook.  As Vice President of Operations and Business Development, Mr. Silverman assumed a diverse range of strategic and operational functions, with a focus on business development. Mr. Silverman received a B.S. in Business Administration from Widener University in 1986.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during the period, all such filing requirements were met, except:

•	Samuel Rose, Allen Kronstadt and MLTM Lending, LLC failed to file on a timely basis Form 4’s with respect to certain shares of common stock received as payment-in-kind interest and dividends issued to such persons during the year ended December 31, 2014.

Code of Ethics

We adopted a code of ethics that our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization.  Our code of ethics may be found on our website at  http://www.axih.com . We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

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

Item 11.  Executive Compensation

The following Summary Compensation Table sets forth, for the fiscal years ended December 31, 2014 and 2013, all cash compensation, paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers whose total compensation for such periods equaled or exceeded $100,000 during the stated periods.

Summary Compensation Table

Name and				Option		All Other
Principal Position	Year	Salary	Bonus	Awards		Compensation		Total

Claude Brown (1)	2014	$183,200	$-	$43,913	(2)	$-		$227,113
President and Chief Executive	2013	-	-	-		-
Officer

Donald Fallon	2014	175,000	-	-		-		175,000
Chief Financial Officer	2013	175,000	-	-		-		175,000

Steven Silverman (3)	2014	122,500	-	-		-		122,500
President and Chief	2013	210,000	-	-		20,000	(4)	230,000
Executive Officer

James Kerstein	2014	-	-	-		-		-
Chief Technology Officer (5)	2013	185,000	-	-		-		185,000

(1)	Mr. Brown was appointed Chief Operating and Technology Officer on February 26, 2014 and as President and Chief Executive Officer on August 4, 2014.
(2)	This is the fair value of an option as calculated using the Black-Scholes Option Pricing Model, to purchase 75,000 shares of common stock at $0.84 per share, exercisable for five years after date of award.
(3)	On August 4, 2014, Mr. Silverman relinquished his position as President and Chief Executive Officer and was named Vice-Chairman of the board.
(4)	Mr. Silverman was provided $20,000 for relocation assistance to Ohio.
(5)	On February 25, 2014, Mr. Kerstein resigned as Secretary, Chief Technology Officer and Director.

Employment Agreements

Claude Brown

August 2014 Agreement. Upon his appointment as Chief Executive Officer, pursuant to an employment letter, Mr. Brown’s base salary was adjusted to $225,000 per year. All other terms of his January 2014 Agreement remained the same.

January 2014 Agreement. Axion entered into an employment agreement, effective February 25, 2014, with Mr. Brown that provides for his employment with the Company as Chief Operating and Technology Officer, with an annual base salary of $195,000. Mr. Brown is also entitled to receive benefits consistent with what is provided to other senior executives including participation in any bonus program established by the compensation committee of the board of directors.

In addition, Mr. Brown was awarded an option to purchase up to 75,000 shares of common stock of Axion at an exercise price of $0.84 per share. The option is immediately exercisable for a term of five years.

In the event, following a change in control as defined in his employment agreement, Mr. Brown’s employment is terminated by the Company for any reason other than (i) for cause, as defined in his employment agreement, (ii) due to death, or (iii) due to a permanent disability, as defined in his employment agreement, Mr. Brown shall be entitled to receive severance of his than base salary, payable in a lump sum amount.

The agreement also requires Mr. Brown to enter into Axion’s standard confidentiality and inventions agreement.

Donald Fallon

June 2011 Agreement. Axion entered into an employment agreement, dated as of June 7, 2011, with Mr. Fallon that provides for his employment with Axion as Chief Financial Officer and Treasurer. Under the terms of the employment agreement, Mr. Fallon receives annual base compensation in the amount of $175,000. Mr. Fallon is also entitled to receive benefits consistent with what is provided to other senior executives.

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

Steven Silverman

September 2010 Agreement. Axion entered into an employment agreement, dated September 23, 2010, with Mr. Silverman that provides for his employment with Axion as President and Chief Operating Officer. Under the terms of the employment agreement, Mr. Silverman receives annual base compensation in the amount of $175,000, which will be increased to the following amounts upon reaching the following revenue milestones: (i) $250,000 upon Axion achieving $10,000,000 in sales during any fiscal year (1st Milestone”), (ii) $300,000 upon Axion achieving $15,000,000 in sales during any fiscal year (2nd Milestone”), and (iii) $375,000 upon Axion achieving $25,000,000 in sales during any fiscal year (3rd Milestone”).  Mr. Silverman is also entitled to receive benefits (including health insurance) provided to other senior executives.

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

In the event, following a change in control as defined in his employment agreement, Mr. Silverman’s employment is terminated by the Company for any reason other than (i) for cause, as defined in his employment agreement, (ii) due to death, or (iii) due to a permanent disability, as defined in his employment agreement, Mr. Silverman shall be entitled to receive severance in the amount of $300,000, payable in a lump sum amount, plus, if such termination occurs prior to October 11, 2011, his option to purchase an additional 100,000 shares of common stock at $1.25 per share will be exercisable on such date

The agreement also requires Mr. Silverman to enter into Axion’s standard confidentiality and inventions agreement.

May 2011 Amendment. Pursuant to a letter agreement dated May 10, 2011, the terms and conditions contained in the offer letter dated September 23, 2010 were amended as follows:

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

James Kerstein

January 2008 Agreement. Axion entered into an employment agreement, dated as of January 1, 2008, with Mr. Kerstein that provided for his employment with Axion as Chief Executive Officer through January 1, 2013. Under the terms of the employment agreement, Mr. Kerstein receives annual base compensation in the amount of $208,000, which will be increased to the following amounts upon reaching the following revenue milestones: (i) $388,000 upon Axion achieving annual revenues of $10,000,000, (ii) $488,000 upon Axion achieving annual revenues of $15,000,000, and (iii) $508,000 upon Axion achieving annual revenues of $25,000,000.  Mr. Kerstein is also entitled to receive benefits (including health insurance) provided to other senior executives and automobile allowance of $850 per month.

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

December 2008 Amendment. Mr. Kerstein’s agreement was amended in December 2008 solely for the purpose of making it more compliant with provisions of Section 409A of the Internal Revenue Code that took effect on December 31, 2008.

May 2011 Amendment. Pursuant to a letter agreement dated May 10, 2011, the terms and conditions of the Mr. Kerstein’s Employment Agreement were amended as follows:

•	Effective March 1, 2011, Mr. Kerstein’s base salary was adjusted to $185,000;

•	Mr. Kerstein’s base salary will be increased to $220,000 and $250,000 upon the Company’s achievement of $15 million and $25 million in sales during any fiscal year, respectively;

•	Mr. Kerstein was awarded an option to purchase 100,000 shares of our common stock at $1.20 per share, which is exercisable for through May 10, 2018;

•	In addition, options to purchase 285,779 and 285,779 shares of our common stock currently held by Mr. Kerstein were revised to vest upon the Company’s achievement of $15 million and $20 million, respectively, in sales during any fiscal year; and

•	Mr. Kerstein agreed to enter into a lock-up agreement through May 10, 2012 with respect to 1,850,450 shares of our common stock he currently owns. When the closing price of our common stock reaches $4.00 per share, 20% of the shares will be released from the lock-up, and an additional thirty percent will be release upon the closing price reaching $10.00 per share. The lock-up shall be terminated if the closing price of our stock reaches $20.00 per share.

On February 25, 2014, Mr. Kerstein resigned as Secretary, Chief Technology Officer.

Compensation of Directors

The following table shows compensation to all of our directors, who were not also employees or officers, during the year ended December 31, 2014:

Name	Option Awards ($)		All Other Compensation		Total
Thomas Bowersox	$29,275	(1)	$48,000	(2)	$77,275
Allen Kronstadt	29,275	(1)	-		29,275

(1)	Mr. Bowersox and Mr. Kronstadt were compensated for previous service on our board for 2013, with an option to acquire 50,000 shares of common stock each, issued pursuant to the 2010 Stock Plan.
(2)	Mr. Bowersox was compensated for certain assistance provided to our CEO.

The following table shows compensation to all of our directors, who were not also employees or officers, during the year ended December 31, 2013:

Name	Option Awards ($)		All Other Compensation		Total
Thomas Bowersox	$10,233	(1)	$69,200	(2)	$128,549
	49,116	(3)
Anthony Hatch	49,116	(3)			49,116
Allen Hershkowitz	49,116	(3)			49,116
Perry Jacobson	61,395	(4)			135,069
	73,674	(5)
Allen Kronstadt	49,116	(3)	-		49,116

(1)	Mr. Bowersox was compensated for serving as our audit committee chairman for 2013, with an option to acquire 25,000 shares of common stock, pursuant to the 2010 Stock Plan.
(2)	Mr. Bowersox was compensated for certain assistance provided to our CEO.
(3)	Pursuant to the board compensation program, Mr. Hatch, Dr. Hershkowitz and Mr. Kronstadt were each provided an option to acquire 120,000 shares of common stock, pursuant to the 2010 Stock Plan.
(4)	Mr. Jacobson was compensated for additional services provided to our company as the Chairman of the Board of Directors with an option to purchase 150,000 shares of common stock, pursuant to the 2010 Stock Plan.
(5)	Pursuant to the board compensation program, Mr. Jacobson, as Chairman of the Board of Directors, was provided an option to acquire 180,000 shares of common stock, pursuant to the 2010 Stock Plan.

		Outstanding Equity Awards at Fiscal Year End - Option Awards
Name		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Not exercisable	Number of Securities Underlying Unexercised Options Unearned	Option Exercise Price	Option Expiration Date

Claude Brown	(1)	75,000	-	-	$0.84	March 3, 2019

Donald Fallon	(2)	250,000	-	250,000		June 8, 2016

Steven Silverman	(3)	500,000	-	-		October 11, 2017
	(4)	300,000	-	-		May 10, 2018

(1)	Such option is exercisable for a term of five years and are exercisable immediately.

(2)	Pursuant to the terms of an option agreement, dated June 8, 2011, such options are exercisable for a term of five years, of which (i) an option to purchase 125,000 shares of common stock at an exercise price of $1.30 per share was immediately exercisable, (ii) an option to purchase an additional 125,000 shares of common stock at an exercise price of $1.30 was exercisable on June 8, 2012, (iii) an option to purchase an additional 125,000 shares of common stock at an exercise price of $1.75 per share when we achieve $20 million in annual sales, and (iv) an option to purchase an additional 125,000 shares of common stock at an exercise price of $2.00 per share when we achieve $50 million in annual sales.

(3)	Such option is exercisable for a term of seven years, of which (i) an option to purchase up to 150,000 of common stock at $1.05 per share was immediately exercisable, (ii) an option to purchase an additional 100,000 shares of common stock at $1.25 per share was exercisable on October 11, 2011, 2nd (iii) an option to purchase an additional 250,000 shares of common stock at $1.50 per share was exercisable upon our achieving the 1st Milestone (as defined in Mr. Silverman’s employment agreement).

(4)	Pursuant to the terms of an option agreement, dated May 10, 2011, such options are exercisable for a term of seven years, of which options to purchase 150,000 shares of common stock at $1.20 per share, 50,000 shares of common stock at $0.73 per share, 50,000 shares of common stock at $0.60 per share and 50,000 shares of common stock at $0.31 per share are exercisable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of March 23, 2015, by each of our directors, each of our executive officers, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o Axion International Holdings, Inc., 4005 All American Way, Zanesville, Ohio 43701.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Directors and executive officers
Samuel G. Rose and Julie Walters (1)	32,904,103	36.4%
Allen Kronstadt, Director (2)	30,156,573	33.8%
Perry Jacobson, Chairman of Board (3)	975,973	1.3%
Steven Silverman, Vice-Chairman of Board (4)	800,000	1.1%
Donald Fallon, Chief Financial Officer and Treasurer (5)	250,000	*
Allen Hershkowitz, Director (6)	140,000	*
Thomas Bowersox, Secretary and Director (8)	120,000	*
Anthony Hatch, Director (7)	90,000	*
Claude Brown, President, Chief Executive Officer and Director (9)	75,000	*

All directors and officers as a group (9 persons) (10)	65,511,649	59.8%

Other persons:
MLTM Lending, LLC (12)	27,804,963	31.5%
Ml Dynasty Trust (13)	23,594,359	27.9%

All other persons (2 persons) (16)	27,804,963	31.5%

* Less than 1% of outstanding shares.

(a)	As of March 23, 2015, we had 81,685,119 equivalent shares of common stock outstanding, comprising 72,249,613 shares of common stock and 682,998 shares of 10% convertible preferred stock, convertible into 9,435,506 shares of common stock. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director or executive officer, as the case may be.
(1)	Includes 1,745,701 shares of common stock held with shared voting and dispositive power, 12,899,492 shares of common stock held by Mr. Rose with sole voting and dispositive powers (of which 145,000 are held in the name of RPM Greenebaum & Rose 401(k) Plan, dated December 1, 1992 for the benefit of Mr. Rose), 16,830,339 shares of common stock issuable upon conversion of our convertible debt held with sole voting and dispositive powers by Mr. Rose, and 100,000 shares of 10% convertible preferred stock held with shared voting and dispositive powers convertible into 1,428,571 shares of common stock. The address of the beneficial owners is 5301 Wisconsin Avenue, NW, Suite 510, Washington, DC 20015.
(2)	Includes 13,011,335 shares of common stock held in the name of Mr. Kronstadt, 7,300 shares of common stock held by the Danielle Nicole Kronstadt Irrevocable Trust, dated February 26,2001, 22,885 shares of common stock held by the Michael Benjamin Kronstadt Irrevocable Trust, dated February 26, 2001, 13,000 shares of common stock held by the Jamie Fay Kronstadt Irrevocable Trust, dated February 26, 2001, 181,618 shares of common stock held by the Bethesda Foundation, Inc., 16,830,435 shares of common stock issuable upon conversion of our convertible debt held by Mr. Kronstadt. Includes options to purchase 90,000 shares of common stock and excludes options to purchase 80,000 shares of common stock which have not yet vested. The address of the beneficial owners is 11820 Parklawn Drive, Suite 404, Rockville, MD 20852.
(3)	Includes options and warrants to purchase 510,000 shares of common stock and excludes options to purchase 120,000 shares of common stock which have not yet vested. Also includes 12,500 shares of 10% convertible preferred stock, convertible into 178,571 shares of common stock.

(4)	Includes options to purchase 800,000 shares of common stock.
(5)	Includes options to purchase 250,000 shares of common stock and excludes options to purchase 250,000 shares of common stock which have not yet vested.
(6)	Includes options to purchase 140,000 shares of common stock and excludes options to purchase 80,000 shares of common stock which have not yet vested.
(7)	Includes options to purchase 115,000 shares of common stock and excludes options to purchase 80,000 shares of common stock which have not vested.
(8)	Includes options to purchase 90,000 shares of common stock and excludes options to purchase 80,000 shares of common stock which have not yet vested.
(9)	Includes options to purchase 75,000 shares of common stock.
(10)	Includes options and warrants to purchase 2,070,000 shares of common stock and excludes options to purchase 440,000 and 250,000 shares of common stock which have not vested and have not yet been earned, respectively.
(11)	MLTM Lending, LLC and the ML Dynasty Trust beneficially own in excess of 5% of our outstanding stock. Pursuant to the Schedule 13D filings made by MLTM Lending, LLC and the ML Dynasty Trust, the ML Dynasty Trust shares with MLTM the power to vote or direct the vote of, and to dispose or direct the disposition of, greater than 5% of our outstanding stock. Includes 403,416 shares of common stock held with sole voting and dispositive powers, 11,373,247 shares of common stock held with shared voting and dispositive powers, 12,221,112 shares of common stock issuable upon conversion of our convertible debt held with shared voting and dispositive powers, and 3,807,188 shares of common stock issuable upon conversion of our convertible debt held with sole voting and dispositive powers. The address of the beneficial owners is 4922A St. Elmo Ave., Bethesda, MD 20814.
(12)	Includes 11,373,247 issued and outstanding shares and 12,221,112 shares issuable upon conversion of outstanding convertible debt, as to which only shared voting and disposition power exists for all such shares with MLTM Lending, LLC.
(13)	Includes 11,776,663 issued and outstanding shares of common stock and 16,028,300 shares of common stock issuable upon conversion of our convertible debt.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column) (1)

Equity compensation plans approved by security holders (1)	4,128,128	$1.04	3,915,000

(1)	Includes 2,000,000 shares of common stock approved by the Board of Directors for award under the 2010 Stock Plan which has not been approved by shareholders. Our 2003 Stock Plan expired during the year ended December 31, 2013.

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

Samuel G. Rose and Julie Walters

Pursuant to the terms of the Purchase Agreement associated with our 8% convertible promissory notes, Samuel G. Rose was appointed to our board of directors on August 4, 2014, and Mr. Rose and Julie Walters beneficially own in excess of 5% of our outstanding stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Rose and Ms. Walters 100,000 shares of our Preferred Stock for $1.0 million. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Rose and Ms. Walters at a conversion price effective January 1, 2015 of $0.70 per share, as adjusted. Mr. Rose and Ms. Walters are entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and have the right to vote the Preferred Stock with our common stockholders on any matter.

Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, Mr. Rose and Ms. Walters received a warrant to purchase 500,000 shares of our common stock. During June 2014, we extended an offer to exchange for shares of our common stock any and all of our outstanding warrants from the holders thereof (the “Tender Offer”). Each warrant holder was provided with the terms of the Tender Offer regarding their outstanding warrants. For every $10 of value attributed to the warrant, we offered to exchange 14.17707 shares of our common stock. The value of the warrants was derived from third parties using Monte Carlo simulation models and the Black-Scholes Option Pricing Model. Pursuant to this Tender Offer, Mr. Rose and Ms. Walters received approximately 259,300 shares of common stock in exchange for the warrants to purchase 500,000 shares of common stock.

Through December 31, 2014, Mr. Rose and Ms. Walters received an aggregate of approximately 635,400 shares of common stock as dividend payments on the Preferred Stock held by them.

8% Convertible Promissory Notes (2012). Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Demand Note at a rate of 8.0% per annum. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of December 31, 2014, we have issued and sold to Mr. Rose an aggregate principal amount of $5,209,260 of our 8.0% convertible promissory notes (the “8% Notes - 2012”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes - 2012, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 13,023,151 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants issued at such closing, Mr. Rose converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Demand Note and paid us in cash for the balance. Through December 31, 2014, Mr. Rose have received an aggregate of 1,265,849 shares of common stock as interest payments under the 8% Notes - 2012 held by them.

In connection with the entry into the Purchase Agreement, we granted to the Note Purchase Agreement Investors: (i) certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) a security interest and lien in all of our assets and rights to secure our obligations under the 8% Notes – 2012.

The 8% Notes - 2012, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the 8% Notes - 2012). We may prepay the 8% Notes - 2012, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the 8% Notes - 2012 at a rate of 8.0% per annum, payable during the first three years that the 8% Notes - 2012 are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the 8% Notes - 2012. During the fourth and fifth years that the 8% Notes - 2012 are outstanding, interest that accrues under the 8% Notes - 2012 shall be payable in cash.

Pursuant to our Tender Offer, Mr. Rose received 10.9 million shares of common stock in exchange for their 8% Note Warrants to purchase 13.0 million shares of common stock.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which Mr. Rose along with MLTM Lending LLC (the “Lenders”) had agreed to lend us up to $1.0 million each on a revolving basis. Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). As of December 31, 2014, Mr. Rose had provided $1.0 million pursuant to the Revolving Loan Agreement.

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to each Lender 100,000 shares of common stock, upon signing of the Revolving Loan Agreement and again prior to December 31, 2014 and 2015. Through December 31, 2014, Mr. Rose has received a total of 200,000 shares of common stock.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

Through December 31, 2014, we paid approximately $42,700 in interest and we issued to Mr. Rose approximately 142,100 shares of common stock as payment of interest.

8% Convertible Promissory Notes (2014). During the months of June and August 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes - 2014”), we issued and sold to Mr. Rose, an aggregate principal amount of $666,666 of our 8% Notes - 2014 which are initially convertible into 2.5 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes - 2014, (i) at any time prescribed by the Investors or (ii) upon any date prior to the maturity date of June 11, 2019, on which the Company’s common shares are listed on a U.S. based stock exchange.

Through December 31, 2014, we paid Mr. Rose approximately $28,100 of interest on the 8% Notes – 2014.

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to Mr. Rose, an aggregate principal amount of $333,333 of our 12% Notes which are initially convertible into shares of our common stock, subject to adjustment as provided on the terms of the 12% Notes, at any time prescribed by the Investors at a conversion price equal to 85% of the weighted average price of a share of common stock for the ten consecutive trading days prior to the conversion date. The 12% Notes mature on June 30, 2015.

Through December 31, 2014, we paid Mr. Rose approximately $9,400 of interest on the 12% Notes.

12% Secured Notes. During the three months ended December 31, 2014 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to Mr. Rose, an aggregate principal amount of $650,000 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us.

Through December 31, 2014, we paid Mr. Rose approximately $4,600 of interest on the 12% Secured Notes.

Related Transactions Summary – Samuel G. Rose and Julie Walters

		Common Stock
		Equivalent,
	Principal	If Converted

10% convertible preferred stock	$1,000,000	1,428,571
8% convertible notes (2012)	5,209,260	13,023,151
12% revolving	1,000,000	-	(i)
8% convertible notes (2014)	666,666	2,500,000
12% convertible promissory notes	333,333	980,391	(ii)
12% secured notes	650,000	-	(i)
TOTAL	$8,859,259	17,932,113

(i) not convertible into shares of common stock.

(ii) assumed 10-day volume weighted average price was $0.40.

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

8% Convertible Promissory Notes (2012). Pursuant to the MOU, we issued to MLTM Lending, LLC a Demand Note (the “MLTM Demand Note”) in the principal amount of $1,426,667. Interest accrued on the unpaid principal balance of the MLTM Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2014, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of $4,888,444 of our 8% Notes - 2012 and associated 8% Note Warrants to purchase, in the aggregate, 12,221,112 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants, MLTM Lending, LLC converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the MLTM Demand Note and paid us in cash for the balance. Through December 31, 2014, MLTM Lending, LLC has received an aggregate of 1,169,138 shares of common stock as interest payments under the 8% Notes that it holds.

Pursuant to our Tender Offer, MLTM Lending, LLC received 10.2 million shares of common stock in exchange for their 8% Note Warrants to purchase 12.2 million shares of common stock.

The terms of the 8% Notes – 2012, the 8% Note Warrants and the Tender Offer are described above.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which MLTM Lending LLC and Mr. Rose (the “Lenders”) have agreed to lend us up to $1.0 million each on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM Lending, LLC will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). As of December 31, 2014, MLTM Lending, LLC had provided $1.0 million pursuant to the Revolving Loan Agreement and supported $400,000 of outstanding letters of credit.

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to each Lender 100,000 shares of common stock, upon signing of the Revolving Loan Agreement and again prior to December 31, 2014 and 2015. Through December 31, 2014, MLTM Lending, LLC has received a total of 200,000 shares of common stock. As consideration for MLTM Lending, LLC providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of common stock valued at a price equal to the average of the Weighted Average Price of a share of Common Stock for the 20 consecutive trading days prior to the date of payment.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

Through December 31, 2014, we paid MLTM Lending, LLC approximately $62,800 in interest and commitment fees, issued approximately 261,000 shares of common stock in various commitment fees, and approximately 142,500 shares of common stock as payment of interest.

8% Convertible Promissory Notes (2014). During the months of June and August 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes - 2014”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $666,667 of our 8% Notes - 2014 which are initially convertible into 2.5 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes - 2014, (i) at any time prescribed by the Investors or (ii) upon any date prior to the maturity date of June 11, 2019, on which the Company’s common shares are listed on a U.S. based stock exchange.

Through December 31, 2014, we paid MLTM Lending, LLC approximately $28,100 of interest on the 8% Notes – 2014.

12% Convertible Promissory Notes. During the three months ended September30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $333,334 of our 12% Notes which are initially convertible into shares of our common stock, subject to adjustment as provided on the terms of the 12% Notes, at any time prescribed by the Investors at a conversion price equal to 85% of the weighted average price of a share of common stock for the ten consecutive trading days prior to the conversion date. The 12% Notes mature on June 30, 2015.

Through December 31, 2014, we paid MLTM Lending, LLC approximately $10,100 of interest on the 12% Notes.

12% Secured Notes. During the three months ended December 31, 2014 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $650,000 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us.

Through December 31, 2014, we paid MLTM Lending, LLC approximately $4,500 of interest on the 12% Secured Notes.

Related Transactions Summary - MLTM Lending, LLC and the ML Dynasty Trust

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$4,888,444	12,221,112
12% revolving	1,000,000	-	(i)
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,334	980,394	(ii)
12% secured notes	650,000	-	(i)
TOTAL	$7,538,445	15,701,506

(i) not convertible into shares of common stock.

(ii) assumed 10-day volume weighted average price was $0.40.

Allen Kronstadt

Allen Kronstadt owns in excess of 5% of our outstanding common stock, and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement associated with our 8% convertible promissory notes.

8% Convertible Promissory Notes (2012). Pursuant to the MOU, we issued to Mr. Kronstadt a demand promissory note (the “Kronstadt Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Kronstadt Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2014, we have issued and sold to Mr. Kronstadt an aggregate principal amount of $5,209,297 of our 8% Notes - 2012 and 8% Note Warrants to purchase, in the aggregate, 13,023,243 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants at such closing, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Kronstadt Demand Note and paid us in cash for the balance. Through December 31, 2014, Mr. Kronstadt has received an aggregate of 1,245,032 shares of common stock as interest payments under the 8% Notes - 2012 that he holds.

Pursuant to our Tender Offer, Mr. Kronstadt received 10.9 million shares of common stock in exchange for their 8% Note Warrants to purchase 13.0 million shares of common stock.

The terms of the 8% Notes – 2012, the 8% Note Warrants and the Tender Offer are described above.

8% Convertible Promissory Notes (2014). During the months of June and August 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes - 2014”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $666,667 of our 8% Notes - 2014 which are initially convertible into 2.5 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes - 2014, (i) at any time prescribed by the Investors or (ii) upon any date prior to the maturity date of June 11, 2019, on which the Company’s common shares are listed on a U.S. based stock exchange.

Through December 31, 2014, we paid Mr. Kronstadt approximately $27,900 of interest on the 8% Notes – 2014.

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $333,333 of our 12% Notes which are initially convertible into shares of our common stock, subject to adjustment as provided on the terms of the 12% Notes, at any time prescribed by the Investors at a conversion price equal to 85% of the weighted average price of a share of common stock for the ten consecutive trading days prior to the conversion date. The 12% Notes mature on June 30, 2015.

Through December 31, 2014, we paid Mr. Kronstadt approximately $9,300 of interest on the 12% Notes.

12% Secured Notes. During the three months ended December 31, 2014 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $650,000 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us.

Through December 31, 2014, we paid Mr. Kronstadt approximately $3,200 of interest on the 12% Secured Notes.

Related Transactions Summary – Allen Kronstadt

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$5,209,297	13,023,243
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,333	980,391	(ii)
12% secured notes	650,000	-	(i)
TOTAL	$6,859,297	16,503,634

(i) not convertible into shares of common stock.

(ii) assumed 10-day volume weighted average price was $0.40.

Perry Jacobson

Perry Jacobson was appointed to our board of directors on September 20, 2010.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Jacobson 12,500 shares of our Preferred Stock for $125,000. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Jacobson at a conversion price effective January 1, 2015 of $0.70 per share, as adjusted. Mr. Jacobson is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter.

Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, Mr. Jacobson received a warrant to purchase 62,500 shares of our common stock. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, Mr. Jacobson received approximately 32,400 shares of common stock in exchange for the warrants to purchase 62,500 shares of common stock.

Through December 31, 2014, Mr. Jacobson received an aggregate of approximately 79,400 shares of common stock as dividend payments on the Preferred Stock held by them.

Related Transactions Summary – Perry Jacobson

		Common Stock
		Equivalent,
	Principal	If Converted

10% convertible preferred stock	$125,000	178,571

Director Independence

In accordance with the disclosure requirements of the SEC, and since the OTC Bulletin Board does not have its own rules for director independence, we have adopted the NASDAQ listing standards for independence. Although we are not presently listed on any national securities exchange, each of our directors, other than Mr. Brown is independent in accordance with the definition set forth in the NASDAQ rules. Each current member of the Audit Committee and Compensation Committee is an independent director under the NASDAQ standards. The board considered the information included in transactions with related parties as outlined above along with other information the board considered relevant, when considering the independence of each director.

Item 14.  Principal Accountant Fees and Services.

BDO USA LLP served as our independent registered public accounting firm for the years ended December 31, 2014 and 2013.

Audit Fees.  During the years ended December 31, 2014 and 2013, BDO USA LLP billed us a total of approximately $182,000 and $134,000, respectively, for professional services rendered for (i) the audit of our consolidated financial statements in our Forms 10-K, (ii) review of our quarterly filings on Form 10-Q and (iii) services provided in connection with regulatory filings.

Audit-Related Fees.  For years ended December 31, 2014 and 2013, BDO USA LLP did not perform or bill us for any audit-related services.

Tax Fees.  For years ended December 31, 2014 and 2013, BDO USA LLP billed us a total of approximately $23,300 and $26,200, respectively for professional services rendered in regards to tax compliance.

All Other Fees.  During the years ended December 31, 2014 and 2013, BDO USA LLP did not perform or bill us for any services other than those described above.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

•	Consolidated Statement of Stockholders’ Deficit as of December 31, 2014

•	Consolidated Statements of Cash Flow for years ended December 31, 2014 and 2013

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger by and among Analytical Surveys, Inc., Axion Acquisition Corp, and Axion International, Inc. dated as of November 20, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 21, 2007)

2.2	Certificate of Merger of the Merger Sub and Axion, dated March 20, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on March 26, 2008)

2.3	Asset Purchase Agreement dated as of November 15, 2013, among Axion Recycled Plastics Incorporated, Y City Recycling, LLC, and Brian Coll and Renee Coll (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 21, 2013).

3.1	Articles of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.2	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-18 (Registration No. 2-93108-D))

3.3	Amendment to By-laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

3.4	Articles of Amendment, filed July 21, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 6, 2008)

3.5	Certificate of Designation of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on March 25, 2011)

3.6	Certification of Correction of Preferred Stock Designation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 21, 2011)

3.7	Articles of Amendment to the Articles of Incorporation of Axion International Holdings, Inc., filed with the Secretary of State of Colorado on November 20, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 21, 2013)

4.2	Form of Warrant issued to debt holders, investors, consultants and others (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

4.3	Form of Warrant issued to placement agents of 10% Convertible Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011

4.4	Form of 8% Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 27, 2012)

4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 27, 2012)

4.6	Form of 8% convertible note issued as part of $2,000,000 convertible note financing on June 11, 2014 and June 13, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 17, 2014)

4.7	Form of 12% convertible promissory note issued as part of $1,000,000 note financing dated August 22, 2014 *

4.8	Form of 12% secured note issued as part of $9,000,000 note financing on November 25, 2014 *

10.1	Analytical Surveys, Inc. Year 2003 Stock Option Plan and Form of Agreement (incorporated by reference to the Company’s Proxy Statement dated July 21, 2003)

10.3	License Agreement, dated February 1, 2007, by and between Rutgers, the State University of New Jersey, and Axion International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2008)

10.4	Employment Agreement, dated September 23, 2010, between Steven Silverman and Axion International Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on January 12, 2011

10.5	Form of Subscription Agreement for private placement of 10% Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 25, 2011)

10.8	Employment Agreement, dated June 7, 2011, between the Company and Donald Fallon (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 13, 2011)

10.9	2010 Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, filed on September 28, 2010)

10.10	Note Purchase Agreement, dated August 24, 2012, among the Company and the Investors named therein (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 27, 2012)

10.11	Security Agreement, dated August 24, 2012, among the Company, Axion International, Inc. and certain 8% Convertible Promissory Note Holders (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 27, 2012)

10.12	Registration Rights Agreement, dated August 24, 2012, among the Company and certain 8% Convertible Promissory Note Holders (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 27, 2012)

10.13	Promissory Note dated as of November 15, 2013, Loan No. 2312374 in the principal amount of $3,500,000, issued by Axion Recycled Plastics Incorporated in favor of The Community Bank (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2013).

10.14	Promissory Note dated as of November 15, 2013, Loan No. 2312398 in the principal amount of $1,000,000, issued by Axion Recycled Plastics Incorporated in favor of The Community Bank (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 21, 2013).

10.15	Revolving Credit Note dated as of November 15, 2013, issued by Axion International Holdings, Inc., Axion International, Inc., and Axion Recycling Plastics Incorporated in favor of MLTM Lending, LLC or its assigns (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 21, 2013).

10.16	Revolving Credit Note dated as of November 15, 2013, issued by Axion International Holdings, Inc., Axion International, Inc., and Axion Recycling Plastics Incorporated in favor of Samuel G. Rose or his assigns (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on November 21, 2013).

10.17	Commercial Loan Agreement, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, between Axion Recycled Plastics Incorporated and The Community Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 21, 2013).

10.18	Security Agreement, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, between Axion International, Inc. and The Community Bank (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 21, 2013).

10.19	Security Agreement, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, between Axion Recycled Plastics Incorporated and The Community Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 21, 2013).

10.20	Guaranty, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, issued by Axion International Holdings, Inc. in favor of The Community Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 21, 2013).

10.21	Guaranty, Loan No. 2312374 in the principal amount of $3,500,000, dated as of November 15, 2013, issued by Axion International, Inc. in favor of The Community Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 21, 2013).

10.22	Commercial Loan Agreement, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, between Axion Recycled Plastics Incorporated and The Community Bank (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on November 21, 2013).

10.23	Security Agreement, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, between Axion International Inc. and The Community Bank (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on November 21, 2013).

10.24	Security Agreement, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, between Axion Recycled Plastics Incorporated and The Community Bank (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on November 21, 2013).

10.25	Guaranty, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, issued by Axion International Holdings, Inc. in favor of The Community Bank (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on November 21, 2013).

10.26	Guaranty, Loan No. 2312398 in the principal amount of $1,000,000, dated as of November 15, 2013, issued by Axion International, Inc. in favor of The Community Bank (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on November 21, 2013).

10.27	Revolving Credit and Letter of Credit Support Agreement dated as of November 15, 2013, among Axion International Holdings, Inc., Axion International, Inc., Axion Recycling Plastics Incorporated, MLTM Lending, LLC and Samuel G. Rose (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on November 21, 2013).

10.28	Security Agreement dated as of November 15, 2013, among Axion International Holdings, Inc., Axion International, Inc., Axion Recycling Plastics Incorporated, MLTM Lending, LLC and Samuel G. Rose (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed on November 21, 2013).

10.29	First Amendment to Axion International Holdings, Inc. 2010 Stock Plan effective as of November 20, 2013 (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on November 21, 2013)

10.30	Lease Agreement dated September, 2013 between Axion International, Inc. and Coll Financial Holdings, LLC for Company facility located at Waco, Texas (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K filed on April 10, 2014).

10.31	Lease Agreement dated May 1, 2013 between Y City Recycling, LLC and Coll OH RE Holdings, LLC for Company facility located in Zanesville, Ohio (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K filed on April 10, 2014).

10.32

Lease Assignment and Extension Agreement dated October 10, 2013 between Y City Recycling, LLC, Coll OH RE Holdings, LLC and Axion International, Inc. regarding lease for Zanesville, Ohio facility (incorporated by reference to Exhibit 10.32 of the Company’s  Form 10-K filed on April 10, 2014).

10.33	Employment Agreement, dated January 23, 2014, between the Company and Claude Brown, Jr.*

10.34	Appointment Letter, dated August 8, 2014, between the Company and Claude Brown, Jr.*

10.35	Commercial loan agreement in the principal amount of $4,000,000, dated September 18, 2014, between Axion International Holdings, Inc. and Eagle Bank *

10.36	Promissory note dated as of September 18, 2014 in the principal amount of $4,000,000, issued by Axion International Holdings, Inc. in favor of Eagle Bank *

21.1	Subsidiaries of the Company*

23.1	BDO USA, LLP consent.

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2015	By:	/s/ Claude Brown
Claude Brown
President and Chief Executive Officer

Date:	March 31, 2015
		By:	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ Claude Brown	Chief Executive Officer and Director	March 31, 2015
Claude Brown	(principal executive officer)

/s/ Donald Fallon	Chief Financial Officer	March 31, 2015
Donald Fallon	(principal financial and accounting officer)

/s/ Thomas Bowersox	Secretary and Director	March 31, 2015
Thomas Bowersox

/s/ Anthony Hatch	Director	March 31, 2015
Anthony Hatch

/s/ Allen Hershkowitz	Director	March 31, 2015
Allen Hershkowitz

/s/ Perry Jacobson	Director	March 31, 2015
Perry Jacobson

/s/ Allen Kronstadt	Director	March 31, 2015
Allen Kronstadt

/s/ Samuel Rose	Director	March 31, 2015
Samuel Rose

/s/ Steven Silverman	Director	March 31, 2015
Steven Silverman

AXION INTERNATIONAL HOLDINGS, INC.

F- 1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Axion International Holdings, Inc.

Zanesville, OH

We have audited the accompanying consolidated balance sheets of Axion International Holdings, Inc. (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion International Holdings, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP
BDO USA, LLP

New York, New York

March 31, 2015

F- 2

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$221,437	$883,936
Accounts receivable, net of allowance for doubtful accounts	1,109,524	888,214
Inventories	5,980,457	3,955,515
Prepaid expenses	294,053	280,140
Total current assets	7,605,471	6,007,805
Property and equipment, net	8,678,932	7,899,486
Goodwill	1,492,132	1,492,132
Other intangible assets	-	610,000
Total assets	$17,776,535	$16,009,423

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,417,803	$1,879,760
Accrued liabilities	1,161,120	713,394
Derivative liabilities	2,053,000	17,190,000
12%convertible promissory notes, net of discounts	965,838	-
12% revolving credit agreement, net of discounts	1,907,957	-
12% secured notes	1,950,000	-
Current portion of long term debt	187,943	185,347
Total current liabilities	10,643,661	19,968,501
8% convertible promissory notes, net of discounts	14,393,746	11,030,913
12% revolving credit agreement, net of discounts	-	1,873,716
4.25% bank term loan	4,300,000	4,400,000
5% bank promissory loan	4,000,000	-
Other debt	191,900	300,127
Dividends payable on 10% convertible preferred stock	143,024	183,346
Fair value of 10% convertible preferred stock warrants	52,720	296,194
Total liabilities	33,725,051	38,052,797

10% convertible preferred stock, no par value, net; authorized 880,000 shares; 682,998 and 694,623 shares issued and outstanding at December 31, 2014 and 2013, respectively	6,829,980	6,724,844
Total temporary equity	6,829,980	6,724,844

Commitments and contingencies

Stockholders’ deficit:
Common stock, no par value; authorized 250,000,000 shares; 70,825,215 and 31,168,905 shares issued and outstanding at December 31, 2014 and 2013, respectively	52,780,363	30,500,445
Accumulated deficit	(75,558,859)	(59,268,663)
Total stockholders’ deficit	(22,778,496)	(28,768,218)
Total liabilities and stockholders’ deficit	$17,776,535	$16,009,423

(See accompanying notes to consolidated financial statements.)

F- 3

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Revenue	$14,378,352	$6,627,765
Costs of sales:
Production	16,972,593	6,471,049
Excess capacity & inventory adjustments	2,948,533	816,111
Gross margin (loss)	(5,542,774)	(659,395)

Operating expenses:
Product development and quality management	329,285	1,556,203
Marketing and sales	1,285,738	927,061
General and administrative	23,300,836	4,232,200
Impairment of definite-life intangible assets	545,750	-
Total operating expenses	25,461,609	6,715,464

Loss from operations	(31,004,383)	(7,374,859)

Other (income) expenses:
Interest expense	1,839,535	808,117
Amortization of debt discounts	2,878,834	685,761
Fair value of common stock issued in excess of fair value of warrants exchanged	883,422	-
Change in fair value of derivative liabilities	(20,315,978)	15,320,865
Total other (income) expenses	(14,714,187)	16,814,743

Net loss	(16,290,196)	(24,189,602)

Accretion of preferred dividends and beneficial conversion feature	(860,639)	(1,633,147)
Net loss attributable to common shareholders	$(17,150,835)	$(25,822,749)

Weighted average common shares - basic and diluted	52,483,796	29,945,608

Basic and diluted net loss per share	$(0.33)	$(0.86)

(See accompanying notes to consolidated financial statements.)

F- 4

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Shares	Common Stock	Accumulated Deficit	Total

Balance, January 1, 2013	28,820,173	$27,103,454	$(35,079,061)	$(7,975,607)

Shares issued upon conversion of 10% convertible preferred stock	114,000	114,000		114,000
Shares issued for interest payments	977,582	541,515		541,515
Shares issued for dividend payments	956,850	533,569		533,569
Share-based compensation	300,300	745,746		745,746
Recovery of shareholder short swing profits		3,095,308		3,095,308
Dividend on 10% convertible preferred stock		(716,915)		(716,915)
Amortization of beneficial conversion feature on 10% convertible preferred stock		(916,232)		(916,232)
Net loss			(24,189,602)	(24,189,602)

Balance, December 31, 2013	31,168,905	30,500,445	(59,268,663)	(28,768,218)

Shares issued upon conversion of 10% convertible preferred stock	116,250	116,250		116,250
Shares issued for interest payments	2,454,146	1,532,252		1,532,252
Shares issued for dividend payments	1,003,340	679,575		679,575
Share-based compensation	619,619	854,680		854,680
Dividend on 10% convertible preferred stock		(639,253)		(639,253)
Amortization of beneficial conversion feature on 10% convertible preferred stock		(221,386)		(221,386)
Fair value of warrants tendered and cancelled		(4,866,269)		(4,866,269)
Fair value of common stock issued in exchange for warrants tendered and cancelled	35,462,955	24,824,069		24,824,069
Net loss			(16,290,196)	(16,290,196)
Balance, December 31, 2014	70,825,215	$52,780,363	$(75,558,859)	$(22,778,496)

(See accompanying notes to consolidated financial statements.)

F- 5

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(16,290,196)	$(24,189,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,056,659	319,207
Amortization of convertible debt discounts	2,878,834	685,761
Amortization of identifiable intangible assets	64,250	-
Change in fair value of 10% convertible preferred stock warrants	(243,474)	214,478
Change in fair value of derivative liabilities	(20,072,504)	15,106,387
Change in allowance for doubtful accounts	10,790	(131,996)
Share-based compensation	854,680	745,746
Interest expense paid in shares of common stock	1,532,252	541,515
Fair value of common stock issued in excess of fair value of warrants tendered	19,957,800	-
Impairment of intangible assets	545,750	-

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(232,100)	(438,349)
Inventories	(2,024,942)	(629,562)
Prepaid expenses	(13,913)	(46,517)
Accounts payable	538,043	511,701
Accrued liabilities	447,726	118,278
Net cash used in operating activities	$(10,990,345)	$(7,192,953)

Cash flows from investing activities:
Purchase of property and equipment	$(1,836,105)	$(1,813,478)
Acquisition, net of cash	-	(6,001,847)
Net cash used in investing activities	$(1,836,105)	$(7,815,325)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	5,527,950	5,950,001
Proceeds from issuance of 12% revolving credit facility	-	2,000,000
Proceeds from issuance of 12% convertible promissory notes	1,000,000	-
Proceeds from 4.25% bank term loans	-	4,500,000
Proceeds from 5% bank term loan	4,000,000	-
Proceeds from issuance of 12% secured notes	1,950,000	-
Recovery of shareholder short swing profits	-	3,095,308
Repayments on long term debt obligations	(313,999)	-
Net cash provided by financing activities	$12,163,951	$15,545,309

Net increase (decrease) in cash and cash equivalents	(662,499)	537,031
Cash and cash equivalents at beginning of period	883,936	346,905
Cash and cash equivalents at end of period	$221,437	$883,936

Supplemental disclosures of cash flow information:
Cash transactions:
Cash paid for interest	$496,989	$17,839
Non-cash investing and financing activities:
Shares issued pursuant to conversion of preferred stock and debt	116,250	114,000
Shares issued in payment of dividends on 10% convertible preferred stock	679,575	533,569
Dividends on 10% convertible preferred stock	639,253	716,915
Amortization of conversion feature of 10% convertible preferred stock	221,386	916,232
Fair value of common stock issued as revolving credit fees	108,368	148,682
Fair value of common stock issued in exchange for warrants tendered and cancelled	24,824,069	-

(See accompanying notes to consolidated financial statements.)

F- 6

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

The Company was founded in 2007 to exploit a proprietary technology that enabled the conversion of recycled plastics into a benchmark structural plastic material yielding components which demonstrated significant strength, durability and application versatility. We manufacture, market and sell ECOTRAX® rail ties and STRUXURE® building products, with significant focus on construction mats. Our ECOTRAX® and STRUXURE® products are fully derived from post-consumer and post-industrial recycled plastics, such as high-density polyethylene, polystyrene and polypropylene.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

F- 7

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Our allowance for doubtful accounts at December 31, 2014 was approximately $10,800. We did not accrue a reserve for any receivables at December 31, 2013.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following, at December 31, 2014 and 2013:

	2014	2013
Office furniture and equipment	$110,173	$33,299
Machinery and equipment	10,560,393	8,803,087
Purchased software	147,547	145,622
Subtotal – property and equipment, at cost	10,818,113	8,982,008
Less accumulated depreciation	(2,139,181)	(1,082,522)
Net property and equipment	$8,678,932	$7,899,486

Depreciation expense charged to production and operations during the years ended December 31, 2014 and 2013 was approximately $1.1 million and $319,200, respectively.

Our financial results for the reprocessed plastics business during the six months ended June 30, 2014 and our decision during the three months ended September 30, 2014 to transition the assets acquired of the reprocessing plastics business to a business extruding our proprietary products, represented a triggering event requiring an impairment test of tangible and intangible assets acquired. Based on our test, we determined there was no impairment of property and equipment.

(e)	Exclusive Agreement

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, and export products made using patent applications owned by Rutgers University (Rutgers”).  We are using these patented technologies in the production of our composite rail ties and structural boards of various sizes.

We are obligated to pay royalties on various product sales to Rutgers, and to reimburse Rutgers for certain patent defense costs.   Royalties incurred and payable to Rutgers, for the years ended December 31, 2014 and 2013 were $200,000 for each year and represent the minimum royalties due under the license.

(f)	Definite Life Intangible Assets

During the year ended December 31, 2013, we acquired a plastic reprocessing business which gave rise to certain definite life intangible assets associated with the acquired customer list and trademark. In accordance with FASB ASC topic, “Goodwill and Other Intangible Assets”, acquired definite life intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. Since that pattern cannot be reliably determined, a straight-line amortization method has been used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. For the year ended December 31, 2014, we amortized to operating expenses approximately $64,300 of these intangible assets. There was no corresponding amortization for the year ended December 31, 2013.

Our financial results for the reprocessed plastics business during the six months ended June 30, 2014 and our decision during the three months ended September 30, 2014 to transition the assets acquired of the reprocessing plastics business to our business of extruding our proprietary products, represented a triggering event requiring intangible assets impairment tests. During the three months ended September 30, 2014, we determined that our definite life intangible asset associated with our acquired customer list was impaired and of no further value and accordingly we recorded a charge to other expenses for the remaining unamortized balance of approximately $545,800. See note 3.

F- 8

(g)	Indefinite Life Intangible Assets – Goodwill

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

Our financial results for the reprocessed plastics business during the six months ended June 30, 2014 and our decision during the three months ended September 30, 2014 to transition the facility and equipment used for our reprocessing plastics business to a facility extruding our historical proprietary engineered products, represented a triggering event requiring a goodwill impairment test. During the three months ended September 30, 2014, we tested the goodwill intangible asset associated with the acquisition in November 2013 of the reprocessed plastics business. The goodwill intangible asset was $1.5 million as of both September 30, 2014 and December 31, 2013 and based on our test for impairment done during the three months ended September 30, 2014, we determined there was no impairment at December 31, 2014. See note 3.

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

Historically, we have not had significant warranty replacements, but from time to time as a customer relationship effort, we agree to replace and install improperly installed replacement rail ties. As we view these situations on a case by case basis, and because our products have in the past and we anticipate will in the future, met all specifications for that product, we therefore do not provide for future warranty expenses.

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

F- 9

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

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share, includes the effects of the potential dilution of outstanding options, warrants, and convertible debt on our common stock as determined using the treasury stock method. For the years ended December 31, 2014 and 2013, there were no dilutive effects of such securities because we incurred a net loss in each period.  As of December 31, 2014, we have approximately 70.2 million potential common shares issuable under our convertible instruments, warrant and stock option agreements.

F- 10

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

At December 31, 2014, two of our customers had unpaid accounts due us representing 35% and 28% of our accounts receivable balance at December 31, 2014. At December 31, 2013, four of our customers had unpaid accounts due us representing 27%, 19%, 12% and 12% of our accounts receivable balance at December 31, 2013.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in an entity's financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not currently anticipate that the application of ASU No. 2014-15 will have an effect on the presentation of our financial condition, results of operations or its cash flows.

(p)	Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

F- 11

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At December 31, 2014, we have a working capital deficit of $3.0 million, a stockholders’ deficit of $22.8 million and have accumulated losses to date of $75.6 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations.   We may seek additional means of financing to fund our business plan.  There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability.  We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 – Business Acquisition

On November 15, 2013, our subsidiary, Axion Recycled Plastics Incorporated (“Axion Recycling”) an Ohio corporation, and wholly-owned subsidiary of Axion International, Inc., a Delaware corporation and our wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”), among Y City Recycling, LLC (“Y City”), and Brian Coll and Renee Coll (collectively, the “Sellers”). Pursuant to the terms of the Purchase Agreement, Axion Recycling acquired certain tangible and intangible assets from the Sellers relating to the operation of Y City’s recycled plastics facility located in Zanesville, Ohio (the “Facility”). Simultaneous with the Purchase Agreement transaction, and pursuant to a bill of sale executed by the The Community Bank, an Ohio banking corporation (the “Bank”), as grantor, in favor of Axion Recycled, as grantee, Axion Recycling acquired from the Bank certain equipment, inventory and supplies related to the operation of the Y City business located at the Facility. The combined consideration paid by Axion Recycling for these assets was $6.0 million that included a cash payment of $1.1 million, proceeds from two term loans made by the Bank to Axion Recycling in the aggregate principal amounts of $4.5 million pursuant to promissory notes which bear interest at 4.25% per annum and mature on November 15, 2018 and the assumption of a promissory note with a principal balance of approximately $385,500 owed by Y City as of the acquisition date.

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

F- 12

Other intangible assets consist primarily of existing customer relationships and vendor sources of $590,000 and the trade name of $20,000, and have been assigned 10-year and one-year useful lives, respectively based on the operating history and relationships Y City had with its existing customer base. The acquired customer relationships were valued using an income approach, with significant assumptions used in the valuation including the customer attrition rate assumed and the expected level of future sales. During year ended December 31, 2014, we transitioned our focus of this business from reprocessing plastics to our traditional business of extrusion molded engineered products, we terminated all customer relationships acquired in the reprocessing plastics business acquisition, and this resulted in an impairment of the customer relationship intangible asset which resulted in a write off of the remaining unamortized balance.

Note 4 – Reportable Business Segments

For the nine months ended September 30, 2014, we reported our business in two operating segments in addition to corporate expenses of selling, general and administrative functions. See note 3 for a discussion of the business acquired giving rise to segment reporting. These operating segments were:

•

Our reprocessed plastics segment typically purchased various plastic wastes and through its efforts, reprocessed that plastic waste into flakes or pellets which became raw material for other manufacturers, our customers. In certain situations we applied our processes to our customers’ inventory of plastic waste, and returned it to them including a charge for our tolling effort.

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

Our segment reporting was consistent with the then current manner of how our Chief Operating Decision Maker (“CODM”) and our board of directors viewed our business.

In order to position our strategic focus to allow our CODM and management to make business decisions, during the nine months ended September 30, 2014, we reported two segments – our reprocessed plastics segment and our engineered products segment. Decisions regarding allocation of resources and investment of capital were made based on the reportable segments contribution to the financial success of the consolidated enterprise.

Based on our financial results for the reprocessed plastics business during the six months ended June 30, 2014, we decided during the three months ended September 30, 2014 to transition the assets acquired of the reprocessing plastics business to our business of extruding our proprietary products. Beginning October 1, 2014, after we had ceased operating our reprocessed plastics segment, we no longer have two reportable business segments as of September 30, 2014.

Note 5 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories at December 31, 2014 and 2013, consisted of:

	2014	2013

Finished products	$5,202,608	$2,930,753
Production materials	777,849	1,024,762
Total inventories	$5,980,457	$3,955,515

From time to time we engage third-party contract manufacturers and fabricators to produce our finished products, therefore certain finished inventories at December 31, 2014 and 2013 may be located at the third-party locations. We carry insurance for loss on this inventory.

F- 13

Note 6 - Accrued Liabilities

The components of accrued liabilities at December 31, 2014 and 2013 are:

	2014	2013
Interest	$398,157	$248,763
Rent	335,096	78,797
Royalties	132,593	235,772
Payroll	127,635	119,937
Real estate taxes and insurance	92,549	-
Board of director fees	31,000	-
Miscellaneous	44,090	30,125
Total accrued liabilities	$1,161,120	$713,394

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

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The fair value of the conversion option derivative liability on the various dates of issuance and on December 31, 2014 aggregated approximately $6,332,400 and $1,984,000, respectively. The change in fair value during the years ended December 31, 2014 and 2013 of a decrease of approximately $14,803,100 and an increase of approximately $10,870,400, respectively was recorded as a change in fair value of derivative liability in the statement of operations. The fair value of the warrants derivative liability on the various dates of issuance aggregated approximately $1,168,700. During the year ended December 31, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the 8% Notes were exchanged for shares of common stock resulting in no derivative liability for the warrants at December 31, 2014. The change in fair value during the years ended December 31, 2014 and 2013 of a decrease of approximately $5,181,400 and an increase of approximately $4,235,900, respectively was recorded as a change in fair value of derivative liability in the statement of operations. The fair value of common stock issued in exchange for warrants tendered exceeded the fair value of the warrant liability which resulted in (i) compensation expense of $19.1 million for all warrant holders considered affiliates which was recorded as a component of general and administrative expenses and (ii) approximately $883,400 of other expense for warrant holders not considered affiliates classified as fair value of common stock issued in excess of fair value of warrants tendered for the year ended December 31, 2014.

12% Convertible Promissory Notes – Conversion Option

During the year ended December 31, 2014, we issued 12% convertible promissory notes (the “12% Notes”). See Note 8 for further discussion. The 12% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 12% Notes, into shares of our common stock. The conversion option is a derivative liability. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. Accordingly, changes in the fair value of the conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

F- 14

We determined the fair value of the conversion option derivative liability on the date of issuance and recorded the fair value of $157,000 as a discount to the debt and a derivative liability. The aggregate fair value of the conversion option on December 31, 2014 was $69,000. The $88,000 decrease in the fair value of this derivative liability during the year ended December 31, 2014 was recorded as a change in derivative liability in the statement of operations.

The estimated fair values of the derivative liabilities associated with the 8% Notes and the 12% Notes, for the conversion options and warrants issued through and as of December 31, 2014 were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	December 31, 2014

Volatility	40.0% to 45.0%	35.0%
Risk-free interest rate	0.11% to 0.3%	0.4% to 0.14%
Dividend yield	0.0%	0.0%
Expected life	1.1 to 1.6 years	0.25 to 0.65 years

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the fair value at December 31, 2014 of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 85%, (iii) a risk-free interest rate 0.47%, and (iv) an expected life of approximately one and one-half years. The fair value of the warrant liability at December 31, 2014 and 2013 was approximately $52,700 and $296,200, respectively and we recognized the change in fair value of the warrant liability during the years ended December 31, 2014 and 2013 of a credit in our statement of operations of approximately $243,500 and a charge in our statement of operations of approximately $214,500, respectively.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liability recorded at fair value in the balance sheet as of December 31, 2014 and 2013 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

F- 15

The following tables summarize the financial liability measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of December 31, 2014
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$1,984,000	$1,984,000
12% Convertible promissory notes:
Conversion option	-	-	69,000	69,000
Derivative liabilities - Current	-	-	2,053,000	2,053,000
Placement agent warrants - Non-current	-	-	52,720	52,720
Derivative liabilities - Total	$-	$-	$2,105,720	$2,105,720

	As of December 31, 2013
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value

8% Convertible promissory notes:
Conversion option	$-	$-	$12,400,000	$12,400,000
Warrants	-	-	4,790,000	4,790,000
Derivative liabilities - Current	-	-	17,190,000	17,190,000
Placement agent warrants - Non-current	-	-	296,194	296,194
Derivative liabilities - Total	$-	$-	$17,486,194	$17,486,194

The following tables are a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value during the years ended December 31, 2014 and 2013:

	For the Year Ended December 31, 2014
	Balance -	Fair Value of		Balance -
	January 1,	Derivative	Change in	December 31,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$12,400,000	$4,387,139	$(14,803,139)	$1,984,000
Warrants	4,790,000	391,365	(5,181,365)	-
12% Convertible promissory notes:
Conversion option	-	157,000	(88,000)	69,000
Derivative liabilities - Current	17,190,000	4,935,504	(20,072,504)	2,053,000
Placement agent warrants - Non-current	296,194	-	(243,474)	52,720
Derivative liabilities - Total	$17,486,194	$4,935,504	$(20,315,978)	$2,105,720

F- 16

	For the Year Ended December 31, 2013
	Balance -	Fair Value of		Balance -
	January 1,	Derivative	Change in	December 31,
	2013	Liability	Fair Value	2013

8% Convertible promissory notes:
Conversion option	$610,000	$919,554	$10,870,446	$12,400,000
Warrants	220,000	334,059	4,235,941	4,790,000
Derivative liabilities - Current	830,000	1,253,613	15,106,387	17,190,000
Placement agent warrants - Non-current	81,716	-	214,478	296,194
Derivative liabilities - Total	$911,716	$1,253,613	$15,320,865	$17,486,194

Note 8- Debt

The components of our debt at December 31, 2014 and 2013, are summarized as follows:

	Due	2014	2013
8% convertible promissory notes (2012)	Beginning in August 2017	$16,628,188	$13,078,188
12% revolving credit facility	December 31, 2015	2,000,000	2,000,000
3% promissory note	February 1, 2018	279,843	385,474
4.25% bank term loans	November 15, 2018	4,400,000	4,500,000
8% convertible promissory notes (2014)	June 11, 2019	2,000,000	-
12% convertible promissory notes	June 30, 2015	1,000,000	-
5% bank term loan	September 18, 2017	4,000,000	-
12% secured notes	June 30, 2015	1,950,000	-
Subtotal		32,258,031	19,963,662
Less debt discount		(4,360,647)	(2,173,559)
Subtotal – net of debt discount		27,897,384	17,790,103
Less current portion		(5,011,738)	(185,347)
Total – long term debt		$22,885,646	$17,604,756

8% Convertible Promissory Notes (2012)

Through December 31, 2014, pursuant to the terms of our 8% convertible promissory notes (the “2012 Notes”), we issued and sold to Melvin Lenkin, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 15 regarding related party transactions) and several unaffiliated investors (i) an aggregate principal amount of $15,628,188 of 2012 Notes convertible into shares of our common stock at $0.40 per share and an aggregate principal amount of $1,000,000 of 2012 Notes, convertible into shares of our common stock at a conversion price equal to $0.74 per share, respectively subject to adjustment as provided on the terms of the 2012 Notes, and (ii) associated warrants to purchase, in the aggregate, 37.8 million shares of common stock, subject to adjustment as provided on the terms of the warrants. During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the 2012 Notes were exchanged for shares of common stock.

F- 17

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

In connection with the sale of our 2012 Notes, we entered into a Note Purchase Agreement, (i) we granted to the Investors certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) we granted a security interest and lien in all of our assets and rights ti the Investors to secure our obligations under the 2012 Notes.

Interest expense for the years ended December 31, 2014 and 2013 was approximately $1.3 million and $777,400, respectively. Accrued interest at December 31, 2014 of approximately $271,500 was paid with 678,825 shares of common stock, in lieu of cash, and issued subsequent to December 31, 2014.

The issuance costs of approximately $146,700, plus the fair values at issuances of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the 2012 Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 2012 Notes. During the years ended December 31, 2014, and 2013 we amortized $1.7 million and approximately $663,400, respectively of the discount to other expenses in our statement of operations. At December 31, 2014, the unamortized discount was approximately $2.5 million. See Note 7 for further discussion of these derivative liabilities.

12% Revolving Credit Agreement

During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) with MLTM Lending, LLC, a Maryland limited liability company (“MLTM”), and Samuel G. Rose (“Rose” and together with MLTM, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of our common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of our common stock for 20 consecutive trading days prior to the interest payment date. Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). During the year ended December 31, 2013, we borrowed $2,000,000 less fees, under the Revolving Loan Agreement which remained outstanding through December 31, 2014.

As consideration for the revolving loans extended under the Revolving Loan Agreement, with respect to the year ending December 31, 2013, and prior to each of December 31, 2014 and 2015, we are required to issue to the Lenders an aggregate of 200,000 shares of our common stock during each such calendar year, up to a total of 600,000 shares of our common stock. The fair value of this common stock on the date of issue is recorded as a discount to the revolving loan debt and is amortized to other expenses in our statement of operations over the annual period. Pursuant to the terms of the Revolving Loan Agreement, through December 31, 2014 we have issued 400,000 shares of common stock. As consideration for MLTM providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of our common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of our common stock valued at a price equal to the average of the Weighted Average Price of a share of our common stock for the 20 consecutive trading days prior to the date of payment. The issuance of the shares of common stock results in additional interest expense.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we and the Lenders entered into a Security Agreement pursuant to which the Borrowers were granted a security interest and lien in all of our accounts receivable and inventory to secure the Borrowers’ obligations under the Revolving Loan Agreement.

F- 18

Interest expense for the years ended December 31, 2014 and 2013 was approximately $229,900 and $12,900. Of the $229,900 of interest expense for the year ended December 31, 2014, approximately $81,100 was paid in cash or is to be paid in cash and the balance of approximately $148,800 was or will be paid in shares of common stock.

The issuance costs of approximately $7,800, plus the fair values of the shares of our common stock issued annually as consideration for the revolving loans and the letter of credit support, are recorded as a discount to the revolving loans. This debt discount is amortized to other expenses in our statement of operations over the annual period ending November 30. During the years ended December 31, 2014 and 2013, we amortized approximately $142,600 and $22,400, respectively of the discount to other expenses in our statement of operations.

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

Interest expense for the years ended December 31, 2014 and 2013 of approximately $9,800 and $1,900, respectively was paid in cash.

4.25% Bank Term Loans

During the year ended December 31, 2013, we purchased certain tangible and intangible assets including property and equipment of Y City Recycling LLC, a plastics recycling company (see Note 3), which were funded, in part, by term loans (the “Bank Term Loans”) made by The Community Bank in the aggregate principal amounts of $1,000,000 and $3,500,000. Each of the Bank Term Loans bears interest at 4.25% per annum and matures on November 15, 2018. With respect to principal payments under the Bank Loans, $100,000 is due on each of November 15, 2014 and 2015, $250,000 is due on each of November 15, 2016 and 2017, and the balance of the principal amounts outstanding under the Bank Term Loans is due on November 15, 2018. The Bank Term Loans may be prepaid in full or in part at any time without premium or penalty. The Community Bank may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the term of the Bank Term Loans at December 31, 2014.

The Bank Term Loans are secured by a security interested in all of the equipment we purchased pursuant to this transaction and in certain of our equipment located at our Waco, Texas facility.

Interest expense for the years ended December 31, 2014 and 2013 of approximately $192,500 and $15,900, respectively was paid in cash.

8% Convertible Promissory Notes (2014)

During the year ended December 31, 2014 pursuant to the terms of our 8% convertible promissory notes (the “2014 Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 14 regarding related party transactions) an aggregate principal amount of $2,000,000 of our 2014 Notes which are initially convertible into 7.5 million shares of our common stock, subject to adjustment as provided on the terms of the 2014 Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange.

The fair value of the conversion option derivative liability at issuance, was recorded as a discount to the 2014 Notes. This debt discount is amortized to other expenses in our statement of operations over the term of the 2014 Notes. During the year ended December 31, 2014, we amortized approximately $0.9 million of the discount to other expenses in our statement of operations. At December 31, 2014, the unamortized discount was approximately $1.8 million. See Note 7 for further discussion of this derivative liability.

F- 19

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

Interest expense for the year ended December 31, 2014 was approximately $84,100 and was paid in cash prior to or subsequent to December 31, 2014.

12% Convertible Promissory Notes

During the year ended December 31, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 14 regarding related party transactions) an aggregate principal amount of $1,000,000 of our 12% Notes. Upon sixty days’ notice, the principal due under the 12% Notes is convertible into shares of our common stock based on a Conversion Price which is 85% of the weighted average volume price per day of our common stock for the ten consecutive trading days preceding the day upon which the notice of conversion is received by us, pursuant to the 12% Notes.

The 12% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on June 30, 2015 or upon the occurrence of an Event of Default (as defined in the 12% Notes). We may prepay the 12% Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 12% Notes at a rate of 12% per annum, payable monthly starting with September 30, 2014.

Interest expense for the year ended December 31, 2014 was approximately $43,200 and was paid in cash prior to or subsequent to December 31, 2014.

5% Bank Promissory Note

During the year ended December 31, 2014, we borrowed $4.0 million from a commercial bank (the “Bank”) pursuant to the terms of a promissory note and loan agreement (the “5% Bank Note”). Interest accrues on the outstanding principal at a fixed interest rate of 5% per annum and is payable monthly. All outstanding principal and accrued but unpaid interest is due on September 18, 2017. The 5% Bank Note may be prepaid in full or in part at any time without premium or penalty. The Bank may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the terms of the 5% Bank Note at December 31, 2014.

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

Interest expense for the year ended December 31, 2014 of approximately $57,200 was paid in cash prior to or subsequent to December 31, 2014.

12% Secured Notes

During the year ended December 31, 2014 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 14 regarding related party transactions) an aggregate principal amount of $1,950,000 of our 12% Secured Notes. Pursuant to the terms of the Pledge Agreement entered into contemporaneous with the 12% Secured Notes, we provided a security interest in favor of the Investors in all of our rights, title and interest in the pledged shares of common stock of certain wholly-owned subsidiaries of the Company.

F- 20

The 12% Secured Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on June 30, 2015 or upon the occurrence of an Event of Default (as defined in the 12% Secured Notes). We may prepay the 12% Secured Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 12% Secured Notes at a rate of 12% per annum.

Interest expense for the year ended December 31, 2014 was approximately $18,500 and will be paid in cash on March 31, 2015, at maturity.

Note 9 - 10% Convertible Redeemable Preferred Stock

The components of our Preferred Stock, classified as temporary equity in our balance sheet at December 31, 2014 and 2013, are summarized as follows:

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

The Preferred Stock is redeemable for cash by the holder any time after the three-year anniversary from the initial purchase. The Preferred Stock were purchased during March and April 2011, therefore holders of the Preferred Stock have the right to redeem their Preferred Stock any time after March 2014. Since we were precluded by Colorado law from redeeming any Preferred Stock upon the attainment of the redemption date, during the year ended December 31, 2014, in exchange for extending the redemption date to after December 31, 2016, we’ve offered to reduce the conversion price to $0.80 for any conversion in 2014, to $0.70 for any conversions in 2015 and to $0.60 for any conversions in 2016 (the “Revised Conversion Terms”). We also offered to extend the expiration date of the Preferred Stock Warrants an additional two years. In exchange, the Preferred Stock Holders agreed to automatically convert their Preferred Stock on the date our common shares are listed on a U.S. based stock exchange (the “Up-listing Date”). In addition, any Preferred Stock Warrants remaining outstanding at the Up-listing Date, will be cancelled and the holder issued a number of shares of common stock equivalent to the fair value of those warrants. Holders of 607,998 shares of the outstanding Preferred Stock accepted this offer. During the three months ended September 30, 2014, we received the consent of a majority of both our common stock holders voting with the as-converted preferred stock holders and the preferred stock holders only, to automatically convert the Preferred Stock still outstanding at the Up-listing Date. Also, the Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty consecutive trading days and during such sixty-day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

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

F- 21

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

During the years ended December 31, 2014 and 2013, we issued 116,250 and 114,000 shares of our common stock, respectively upon conversion of 11,625 and 11,400 shares of our Preferred Stock, respectively.

The Preferred Stock outstanding at December 31, 2014, is convertible into 9.4 million shares of our common stock pursuant to the Revised Conversion Terms or the original terms.

Historically, since the Preferred Stock could ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

Our dividend payable on December 31, 2014 of approximately $143,000 was paid, in lieu of cash, with 357,561 shares of common stock issued subsequent to December 30, 2014.

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

Note 10 - Stockholders’ Equity

On November 19, 2013 at our Annual Meeting of Shareholders, our shareholders approved an amendment to our existing Articles of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 250,000,000 shares. The amendment became effective upon the filing of the Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Colorado on November 20, 2013. Therefore, we are authorized to issue up to 250,000,000 shares of our common stock, no par value, and up to 2,500,000 shares of our preferred stock, no par value. There were 70,825,215 and 31,168,905 shares of common stock issued and outstanding at December 31, 2014 and 2013, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 682,998 and 694,623 shares of 10% convertible preferred stock at December 31, 2014 and 2013, respectively. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

F- 22

Common Stock Issuances for the Year Ended December 31, 2014

During January 2014, we issued 181,531 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $183,346.

During January 2014, we issued 235,853 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $235,853.

During January 2014, we issued 107,461 shares of common stock upon cashless exercise of 341,793 previously awarded stock options and warrants with intrinsic value of $257,219.

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

During October 2014, we issued 330,949 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $152,237.

During October 2014, we issued 687,614 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $316,302.

F- 23

During October 2014, we issued 82,706 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $38,045.

During October and November 2014, we issued an aggregate of 316,079 shares of common stock to consultants pursuant to terms of an agreement, with a fair value on the date of issue of $149,084.

During November 2014, we issued 240,817 shares of common stock as payment of various annual commitment fees pursuant to our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $108,368.

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

During December 2013, we issued 300 shares of common stock upon a cashless exercise of a previously awarded stock option of 2,500 shares with an intrinsic value of $2,200.

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

F- 24

Note 11 - Share-based Compensation

Options

At our Annual Meeting of Shareholders during the year ended December 31, 2013, our shareholders approved an amendment to our 2010 Stock Plan to increase the number of shares of common stock reserved thereunder by 2,000,000 shares. In addition, during the year ended December 31, 2014 the board approved an additional 2,000,000 shares to be available for award under the 2010 Stock Plan, subject to shareholder approval, which brought the total available for award under the 2010 Stock Plan to 7,000,000 shares. The exercise price of an option is established by the Board of Directors on the date of grant and is generally equal to the market price of the stock on the grant date.  The Board of Directors may determine the vesting period for each new grant. Options issued are exercisable in whole or in part for a period as determined by the Board of Directors of up to ten years from the date of grant.

During the year ended December 31, 2013, our 2003 Stock Plan expired and no further awards are allowed under that plan.

We estimated the fair value of each option award at the grant date by using the Black-Scholes option pricing model with the following range of assumptions for awards made during the years ended December 31, 2014 and 2013:

	2014	2013

Dividend yield	0%	0%
Expected volatility, in years	90%	90%
Risk-free interest rates	1.5%	1.4% to 2.8%
Expected lives, in years	5	5 to 10

During the year ended December 31, 2014, we awarded options to purchase 175,000 shares of our common stock at a weighted average exercise price of $0.84 to an officer and two of our directors. The right to exercise these options is on the date of award. We estimated the fair value of these options to be approximately $102,500 which was charged to expense in our statement of operations during the period. We use the Black-Scholes option pricing model to estimate the fair values, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rates of 1.5%, and (iv) expected lives of five years.

In addition to the options which vested on the date of award, we amortize certain options over vesting periods which included certain periods during the year ended December 31, 2014 and consequently we charged to operating expenses approximately $433,400 during the year ended December 31, 2014, respectively.

During the year ended December 31, 2013, we awarded options to purchase 3,085,000 shares of our common stock at a weighted average exercise price of $0.54 per share to employees, directors and consultants. The right to exercise these options is either on the date of award or based on (i) service time and (ii) in certain instances the optionee’s achievement of specific objectives. We estimate the fair value on the date of grant for the service time-vested options awarded during the year and amortized that fair value over the service time requirement. For those option awards that vest on the optionee’s achievement of certain objectives, until it is probable that the optionee will achieve the specific objective, the award is not earned and the fair value of the option is not estimated nor charged to operating expenses. We use the Black-Scholes option pricing model to estimate fair value of each option awarded. During the year ended December 31, 2013, an aggregate of approximately $529,500 was recognized in operating expenses in relation to these options.

F- 25

The following table summarizes our stock option activity for the periods presented:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price
Balance, January 1, 2013	5,710,125	$1.10
Granted	3,085,000	0.54
Exercised	(2,500)	0.88
Cancelled	(1,290,204)	0.36
Balance, December 31, 2013	7,502,421	$1.00
Granted	175,000	0.84
Exercised	(186,225)	0.88
Cancelled	(3,363,068)	0.96
Balance, December 31, 2014	4,128,128	$1.04

During the years ended December 31, 2014 and 2013, we issued 23,693 and 300 shares of common stock, respectively pursuant to a cashless exercise of stock option to acquire 186,225 and 2,500 shares of common stock, respectively. The intrinsic value of these shares of common stock were approximately $163,900 and $2,200, respectively.

The following table summarizes options outstanding at December 31, 2014:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Shares	Exercise	Remaining	Intrinsic
	Issuable	Price	Term (Years)	Value
Exercisable	3,438,128	$1.03	2.5	$3,000
Not vested	690,000	1.06	3.4	-
Balance, December 31, 2014:	4,128,128	$1.04	2.7	$3,000

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the periods presented:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price
Balance, January 1, 2013	27,353,151	$0.79
Granted	14,875,004	0.60
Cancelled	(632,500)	1.56
Balance, December 31, 2013	41,595,655	$0.69
Granted	7,435,901	0.67
Cancelled pursuant to Tender Offer	(46,276,774)	0.67
Exercised	(155,568)	0.60
Cancelled	(1,433,068)	0.87
Balance, December 31, 2014	1,166,146	$1.13

During the year ended December 31, 2014, we issued 83,768 shares of common stock pursuant to a cashless exercise of warrants to acquire 155,568 shares of common stock with an intrinsic value of approximately $93,300.

F- 26

During the year ended December 31, 2014, we issued warrants to purchase 7,275,901 shares of our common stock pursuant to our issuance and sale of our 8% convertible promissory notes, at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of approximately $391,400 which was recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 7 and 8 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models. The following ranges of assumptions were used for the simulation models: (i) no dividend yield, (ii) expected volatility of 45%, (iii) risk-free interest rate of 0.2%, and (iv) an expected life of approximately one and one-half years.

During the year ended December 31, 2014, we issued a warrant to purchase 160,000 shares of our common stock at an exercise price of $1.20 in payment of amounts due a consultant. We estimated the fair value of this warrant to be approximately $84,700, which was charged to expense in our statement of operations during the period. We used the Black-Scholes option pricing model to estimate the fair value, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rate of 0.8%, and (iv) an expected life of approximately three years.

In addition, the fair value of a previously issued warrant to a consultant which was being amortized over a service period spanning multiple reporting periods, was revalued using the Black-Scholes option pricing model, at the end of each reporting period. During the year ended December 31, 2014, we decreased the fair value by approximately $14,900 and recorded a charge in our statement of operations. We used the Black-Scholes option pricing model to estimate the fair value, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rate of approximately 0.8%, and (iv) an expected life of less than one year.

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

Of the warrants to purchase 47.7 million shares of our common stock subject to the Tender Offer, warrants to purchase 46.3 million shares of our common stock were tendered with fair value of $4.9 million and exchanged for 35.5 million shares with a fair value on date of issuance of $24.8 million. The warrants were cancelled upon tender.

During the year ended December 31, 2013, pursuant to our 8% convertible promissory notes, we issued warrants to purchase 14,875,004 shares of our common stock at an initial exercise price of $0.60 per share. These warrants had fair values on their dates of issuances of approximately $334,100 which was recorded as a credit to derivative liabilities and a charge to debt discount associated with our 8% convertible promissory notes. See Notes 7 and 8 for further discussion of these warrants. The estimated fair value of the warrants was computed by a third party using Monte Carlo simulation models.

Note 12 - Income Taxes

Due to our substantial operating losses and the valuation allowance applied against our deferred tax assets, we have not recorded any income tax expense or benefit.

	December 31,	December 31,
	2014	2013
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-
Provision for income tax, net	$-	$-

F- 27

Income taxes related to our loss from operations differ from the amount computed using the federal statutory income tax rate as follows for the years ended December 31, 2014 and 2013:

	2014	2013

Tax benefit computed at the federal statutory rate	$(5,701,569)	$(8,466,361)
State income tax (benefit), net of federal income tax effect	(814,510)	(1,209,480)
Nondeductible permanent differences	(143,271)	6,042,555
Change in valuation allowance	6,659,350	3,633,286
Provision for income taxes	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2014 and 2013, we had available net operating loss carry forwards of $37.9 million and $25.7 million, respectively that expire through 2034.

During 2014 the Company has experienced a significant change in capital structure. As a result of the increase in shares outstanding, the Company believes that a greater than 50% change in ownership as defined in section 382 of the IRC  has occurred and therefore the Company’s ability to utilize it’s net operating losses may be limited. The Company believes that a Sec. 382 study will confirm a change has occurred and therefore the ability of the Company to use its net operating losses will be limited on an annual basis based on the value of the Company at the time of the ownership change. Such limitation will have the effect of limiting on an annual basis the amount of net operating losses the Company can utilize as an offset to future taxable income.

Nondeductible permanent differences at December 31, 2014 and 2013 result from the recognition of the changes in fair value of derivative liabilities, warrants exchanged for common stock, and impairment charge for intangible assets for financial reporting purposes, but will not be a deduction or income for tax purposes.

As of December 31, 2014 and 2013, our deferred tax assets (liabilities) are as follows:

	2014	2013

Deferred Tax Assets:
Non-cash interest expense	$2,828,837	$1,677,305
Share-based compensation	4,061,677	3,833,855
Impairment of intangible assets	218,300	-
Other	254,740	254,740
Net operating loss carry forward	15,159,830	10,098,134
Less: Valuation allowance	(22,220,990)	(15,561,640)
	302,394	302,394
Deferred Tax Liabilities:
Property and equipment	(302,394)	(302,394)

Net deferred asset (liability)	$-	$-

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are current with our filing of our federal and state tax returns. Our income tax returns are open to examination by federal and state authorities, based on statute of limitations, which is three years. We do not have any amount recorded for any unrecognized tax benefits as of December 31, 2014 and 2013, nor did we record any amount for the implementation of ASC 740. Our policy is to record estimated interest and penalty related to underpayment of income taxes or unrecognized tax benefits as a component of our income tax provision. During the years ended December 31, 2014 and 2013, we did not recognize any interest or penalties in our statement of operations and there are no accruals for interest or penalties at December 31, 2014 or 2013.

Note 13 - Business Concentration

During the years ended December 31, 2014 and 2013, we sold our products to 95 and 58 different customers, respectively. Sales of our ECOTRAX rail ties to one customer represented approximately 15% and 46%, respectively of our total revenue for which there were no unpaid invoices at December 31, 2014 or 2013.

During the year ended December 31, 2014, two vendors each provided over 10% of our purchases of raw materials and other product and services. During the year ended December 31, 2013, the top five vendors approximated 59%, of our purchases or raw materials and other products and services.

F- 28

Note 14 - Commitments and Contingencies

Operating leases

During the year ended December 31, 2013, we entered into an assignment of the original lease for our Zanesville, OH facility, effective November 15, 2013 at a monthly lease payment of $25,750. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. Our rent expense, for the years ended December 30, 2014 and 2013 was approximately $383,100 and $38,600, respectively and our deferred rent at December 31, 2014 was approximately $77,000. This facility also serves as our corporate headquarters.

Effective September 1, 2013, we signed a ten year lease for our production facility in Waco, Texas which provides five additional five-year extensions. Monthly rent expense for the first year of the lease is $21,875. The lease includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 35-year term of the initial lease plus all extensions. Our rent expense for the years ended December 31, 2014 and 2013 was approximately $453,500 and $265,700 (including the month-to-month arrangement prior to the signed lease), respectively and our deferred rent at December 31, 2014 was approximately $257,900.

We leased office space in New Providence, New Jersey which previously served as our corporate headquarters, pursuant to a one-year extension of our prior three-year lease agreement for monthly lease payments of approximately $3,800. The lease expired on October 31, 2014. Facility rent expense totaled approximately $38,400 for the year ended December 31, 2014, respectively.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  For the years ended December 31, 2014 and 2013, we accrued royalties payable to Rutgers on product sales of approximately $125,400 and $93,400, respectively. In addition, for the years ended December 31, 2014 and 2013, since we did not meet the minimum royalty due pursuant to the license, we accrued approximately $74,600 and $106,600, respectively which was charged to operating expenses in our statement of operations.

Previously, we paid a royalty for the use of certain production practices for our rail tie products. For the years ended December 31, 2014 and 2013, we paid approximately $46,800 and $83,000, respectively under this arrangement.

Litigation

From time to time we may be subject to various routine legal matters incidental to our business, but we do not believe that they would have a material adverse effect on our financial condition or results of operations.

F- 29

Note 15 - Related Party Transactions

Samuel G. Rose and Julie Walters

Pursuant to the terms of the Purchase Agreement associated with out 8% convertible promissory notes (see note 8), Samuel G. Rose was appointed to our board of directors on August 4, 2014, and Mr. Rose and Julie Walters own in excess of 5% of our outstanding common stock.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Rose and Ms. Walters 100,000 shares of our Preferred Stock for $1.0 million. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Rose and Ms. Walters at a conversion price effective January 1, 2015 of $0.70 per share, as adjusted. Mr. Rose and Ms. Walters are entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and have the right to vote the Preferred Stock with our common stockholders on any matter.

Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, Mr. Rose and Ms. Walters received a warrant to purchase 500,000 shares of our common stock. During June 2014, we extended an offer to exchange for shares of our common stock any and all of our outstanding warrants from the holders thereof (the “Tender Offer”). Each warrant holder was provided with the terms of the Tender Offer regarding their outstanding warrants. For every $10 of value attributed to the warrant, we offered to exchange 14.17707 shares of our common stock. The value of the warrants was derived from third parties using Monte Carlo simulation models and the Black-Scholes Option Pricing Model. Pursuant to this Tender Offer, Mr. Rose and Ms. Walters received approximately 259,300 shares of common stock in exchange for the warrants to purchase 500,000 shares of common stock.

Through December 31, 2014, Mr. Rose and Ms. Walters received an aggregate of approximately 635,400 shares of common stock as dividend payments on the Preferred Stock held by them.

8% Convertible Promissory Notes (2012). Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Demand Note at a rate of 8.0% per annum. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of December 31, 2014, we have issued and sold to Mr. Rose an aggregate principal amount of $5,209,260 of our 8.0% convertible promissory notes (the “8% Notes - 2012”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes - 2012, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 13,023,151 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants issued at such closing, Mr. Rose converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Demand Note and paid us in cash for the balance. Through December 31, 2014, Mr. Rose has received an aggregate of 1,265,849 shares of common stock as interest payments under the 8% Notes - 2012 held by them.

In connection with the entry into the Purchase Agreement, we granted to the Note Purchase Agreement Investors: (i) certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) a security interest and lien in all of our assets and rights to secure our obligations under the 8% Notes – 2012.

The 8% Notes - 2012, including all outstanding principal and accrued and unpaid interest, are due and payable on the earlier of five years from date of issuance or upon the occurrence of an Event of Default (as defined in the 8% Notes - 2012). We may prepay the 8% Notes - 2012, in whole or in part, upon 60 calendar days prior written notice to the holders thereof. Interest accrues on the 8% Notes - 2012 at a rate of 8.0% per annum, payable during the first three years that the 8% Notes - 2012 are outstanding in shares of common stock, valued at the weighted average price of a share of common stock for the twenty consecutive trading days prior to the interest payment date, pursuant to the terms of the 8% Notes - 2012. During the fourth and fifth years that the 8% Notes - 2012 are outstanding, interest that accrues under the 8% Notes - 2012 shall be payable in cash.

F- 30

Pursuant to our Tender Offer, Mr. Rose received 10.9 million shares of common stock in exchange for their 8% Note Warrants to purchase 13.0 million shares of common stock.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which Mr. Rose along with MLTM Lending LLC (the “Lenders”) had agreed to lend us up to $1.0 million each on a revolving basis. Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). As of December 31, 2014, Mr. Rose had provided $1.0 million pursuant to the Revolving Loan Agreement.

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to each Lender 100,000 shares of common stock, upon signing of the Revolving Loan Agreement and again prior to December 31, 2014 and 2015. Through December 31, 2014, Mr. Rose has received a total of 200,000 shares of common stock.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

Through December 31, 2014, we paid approximately $42,700 in interest and we issued to Mr. Rose approximately 142,100 shares of common stock as payment of interest.

8% Convertible Promissory Notes (2014). During the months of June and August 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes - 2014”), we issued and sold to Mr. Rose, an aggregate principal amount of $666,666 of our 8% Notes - 2014 which are initially convertible into 2.5 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes - 2014, (i) at any time prescribed by the Investors or (ii) upon any date prior to the maturity date of June 11, 2019, on which the Company’s common shares are listed on a U.S. based stock exchange.

Through December 31, 2014, we paid Mr. Rose approximately $28,100 of interest on the 8% Notes – 2014.

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to Mr. Rose, an aggregate principal amount of $333,333 of our 12% Notes which are initially convertible into shares of our common stock, subject to adjustment as provided on the terms of the 12% Notes, at any time prescribed by the Investors at a conversion price equal to 85% of the weighted average price of a share of common stock for the ten consecutive trading days prior to the conversion date. The 12% Notes mature on June 30, 2015.

Through December 31, 2014, we paid Mr. Rose approximately $9,400 of interest on the 12% Notes.

12% Secured Notes. During the three months ended December 31, 2014 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to Mr. Rose, an aggregate principal amount of $650,000 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us.

F- 31

Through December 31, 2014, we paid Mr. Rose approximately $4,600 of interest on the 12% Secured Notes.

A summary of the transactions entered into with Mr. Rose and Ms. Walter is as follows:

		Common Stock
		Equivalent,
	Principal	If Converted

10% convertible preferred stock	$1,000,000	1,428,571
8% convertible notes (2012)	5,209,260	13,023,151
12% revolving	1,000,000	-	(i)
8% convertible notes (2014)	666,666	2,500,000
12% convertible promissory notes	333,333	980,391	(ii)
12% secured notes	650,000	-	(i)

TOTAL	$8,859,259	17,932,113

(i) not convertible into shares of common stock.

(ii) assumed 10-day volume weighted average price was $0.40.

MLTM Lending, LLC and the ML Dynasty Trust

MLTM Lending, LLC and the ML Dynasty Trust own in excess of 5% of our outstanding common stock. Pursuant to the Schedule 13D filings made by MLTM Lending, LLC and the ML Dynasty Trust, the ML Dynasty Trust shares with MLTM the power to vote or direct the vote of, and to dispose or direct the disposition of, greater than 5% of our outstanding stock. Thomas Bowersox, a member of our board of directors, is a trustee of the ML Dynasty Trust.

8% Convertible Promissory Notes (2012). Pursuant to the MOU, we issued to MLTM Lending, LLC a Demand Note (the “MLTM Demand Note”) in the principal amount of $1,426,667. Interest accrued on the unpaid principal balance of the MLTM Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2014, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of $4,888,444 of our 8% Notes - 2012 and associated 8% Note Warrants to purchase, in the aggregate, 12,221,112 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants, MLTM Lending, LLC converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the MLTM Demand Note and paid us in cash for the balance. Through December 31, 2014, MLTM Lending, LLC has received an aggregate of 1,169,138 shares of common stock as interest payments under the 8% Notes that it holds.

Pursuant to our Tender Offer, MLTM Lending, LLC received 10.2 million shares of common stock in exchange for their 8% Note Warrants to purchase 12.2 million shares of common stock.

The terms of the 8% Notes – 2012, the 8% Note Warrants and the Tender Offer are described above.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which MLTM Lending LLC and Mr. Rose (the “Lenders”) have agreed to lend us up to $1.0 million each on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM Lending, LLC will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). As of December 31, 2014, MLTM Lending, LLC had provided $1.0 million pursuant to the Revolving Loan Agreement and supported $400,000 of outstanding letters of credit.

F- 32

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to each Lender 100,000 shares of common stock, upon signing of the Revolving Loan Agreement and again prior to December 31, 2014 and 2015. Through December 31, 2014, MLTM Lending, LLC has received a total of 200,000 shares of common stock. As consideration for MLTM Lending, LLC providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of common stock valued at a price equal to the average of the Weighted Average Price of a share of Common Stock for the 20 consecutive trading days prior to the date of payment.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

Through December 31, 2014, we paid MLTM Lending, LLC approximately $62,800 in interest and commitment fees, issued approximately 261,000 shares of common stock in various commitment fees, and approximately 142,500 shares of common stock as payment of interest.

8% Convertible Promissory Notes (2014). During the months of June and August 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes - 2014”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $666,667 of our 8% Notes - 2014 which are initially convertible into 2.5 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes - 2014, (i) at any time prescribed by the Investors or (ii) upon any date prior to the maturity date of June 11, 2019, on which the Company’s common shares are listed on a U.S. based stock exchange.

Through December 31, 2014, we paid MLTM Lending, LLC approximately $28,100 of interest on the 8% Notes – 2014.

12% Convertible Promissory Notes. During the three months ended September30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $333,334 of our 12% Notes which are initially convertible into shares of our common stock, subject to adjustment as provided on the terms of the 12% Notes, at any time prescribed by the Investors at a conversion price equal to 85% of the weighted average price of a share of common stock for the ten consecutive trading days prior to the conversion date. The 12% Notes mature on June 30, 2015.

Through December 31, 2014, we paid MLTM Lending, LLC approximately $10,100 of interest on the 12% Notes.

12% Secured Notes. During the three months ended December 31, 2014 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $650,000 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us.

F- 33

Through December 31, 2014, we paid MLTM Lending, LLC approximately $4,500 of interest on the 12% Secured Notes.

A summary of the transactions entered into with MLTM Lending, LLC is as follows:

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$4,888,444	12,221,112
12% revolving	1,000,000	-	(i)
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,334	980,394	(ii)
12% secured notes	650,000	-	(i)

TOTAL	$7,538,445	15,701,506

(i) not convertible into shares of common stock.

(ii) assumed 10-day volume weighted average price was $0.40.

Allen Kronstadt

Allen Kronstadt owns in excess of 5% of our outstanding common stock, and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement associated with out 8% convertible promissory notes (see note 8).

8% Convertible Promissory Notes (2012). Pursuant to the MOU, we issued to Mr. Kronstadt a demand promissory note (the “Kronstadt Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Kronstadt Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2014, we have issued and sold to Mr. Kronstadt an aggregate principal amount of $5,209,297 of our 8% Notes - 2012 and 8% Note Warrants to purchase, in the aggregate, 13,023,243 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants at such closing, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Kronstadt Demand Note and paid us in cash for the balance. Through December 31, 2014, Mr. Kronstadt has received an aggregate of 1,245,032 shares of common stock as interest payments under the 8% Notes - 2012 that he holds.

Pursuant to our Tender Offer, Mr. Kronstadt received 10.9 million shares of common stock in exchange for their 8% Note Warrants to purchase 13.0 million shares of common stock.

The terms of the 8% Notes – 2012, the 8% Note Warrants and the Tender Offer are described above.

8% Convertible Promissory Notes (2014). During the months of June and August 2014 pursuant to the terms of our 8% convertible promissory notes (the “8% Notes - 2014”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $666,667 of our 8% Notes - 2014 which are initially convertible into 2.5 million shares of our common stock, subject to adjustment as provided on the terms of the 8% Notes - 2014, (i) at any time prescribed by the Investors or (ii) upon any date prior to the maturity date of June 11, 2019, on which the Company’s common shares are listed on a U.S. based stock exchange.

Through December 31, 2014, we paid Mr. Kronstadt approximately $27,900 of interest on the 8% Notes – 2014.

F- 34

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $333,333 of our 12% Notes which are initially convertible into shares of our common stock, subject to adjustment as provided on the terms of the 12% Notes, at any time prescribed by the Investors at a conversion price equal to 85% of the weighted average price of a share of common stock for the ten consecutive trading days prior to the conversion date. The 12% Notes mature on June 30, 2015.

Through December 31, 2014, we paid Mr. Kronstadt approximately $9,300 of interest on the 12% Notes.

12% Secured Notes. During the three months ended December 31, 2014 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $650,000 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us.

Through December 31, 2014, we paid Mr. Kronstadt approximately $3,200 of interest on the 12% Secured Notes.

A summary of the transactions entered into with Mr. Kronstadt is as follows:

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$5,209,297	13,023,243
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,333	980,391	(ii)
12% secured notes	650,000	-	(i)
TOTAL	$6,859,297	16,503,634

(i) not convertible into shares of common stock.

(ii) assumed 10-day volume weighted average price was $0.40.

Perry Jacobson

Perry Jacobson was appointed to our board of directors on September 20, 2010.

10% Convertible Redeemable Preferred Stock. During the year ended December 31, 2011, we sold to Mr. Jacobson 12,500 shares of our Preferred Stock for $125,000. The Preferred Stock may be converted into shares of our common stock at any time by Mr. Jacobson at a conversion price effective January 1, 2015 of $0.70 per share, as adjusted. Mr. Jacobson is entitled to receive dividends at the rate of 10% per annum payable quarterly, at our option, in cash, or in additional shares of common stock, and has the right to vote the Preferred Stock with our common stockholders on any matter.

Since certain revenue targets for the twelve months ended December 31, 2011 were not achieved, Mr. Jacobson received a warrant to purchase 62,500 shares of our common stock. During the three months ended June 30, 2014, pursuant to our Tender Offer to all warrant holders to exchange the fair value of any warrants then outstanding, for shares of our common stock, Mr. Jacobson received approximately 32,400 shares of common stock in exchange for the warrants to purchase 62,500 shares of common stock.

F- 35

Through December 31, 2014, Mr. Jacobson received an aggregate of approximately 79,400 shares of common stock as dividend payments on the Preferred Stock held by them.

Note 16 - Subsequent Event

12% Secured Notes

Subsequent to the year ended December 31, 2014 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 8 for additional description) an aggregate principal amount of $4.4 million of our 12% Secured Notes. Pursuant to the terms of the Pledge Agreement entered into contemporaneous with the 12% Secured Notes, we provided a security interest in favor of the Investors in all of our rights, title and interest in the pledged shares of common stock of certain wholly-owned subsidiaries of the Company.

The 12% Secured Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on June 30, 2015 or upon the occurrence of an Event of Default (as defined in the 12% Secured Notes). We may prepay the 12% Secured Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 12% Secured Notes at a rate of 12% per annum, payable on maturity.

F- 36