Form 10-Q
period 2015-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2015-05-15
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock, without par value, as of May 4, 2015 was 74,065,254.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$444,967	$221,437
Accounts receivable, net of allowance	1,402,236	1,109,524
Inventories	8,490,224	5,980,457
Prepaid expenses	267,024	294,053
Total current assets	10,604,451	7,605,471

Property and equipment, net	9,186,827	8,678,932

Goodwill	1,492,132	1,492,132
Total assets	$21,283,410	$17,776,535

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,282,259	$2,417,803
Accrued liabilities	1,414,332	1,161,120
Derivative liabilities	539,000	2,053,000
12% convertible promissory notes, net of discounts	1,000,000	965,838
12% revolving credit agreement, net of discounts	1,949,220	1,907,957
12% secured notes	6,394,664	1,950,000
Current portion of long term debt	188,604	187,943
Total current liabilities	15,768,079	10,643,661

8% convertible promissory notes, net of discounts	15,061,303	14,393,746
4.25% bank term loans	4,300,000	4,300,000
5% bank promissory note	4,000,000	4,000,000
Other debt	169,500	191,900
Dividends payable on 10% convertible preferred stock	172,935	143,024
Fair value of 10% convertible preferred stock warrants	52,720	52,720
Total liabilities	39,524,537	33,725,051

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 682,998 shares issued and outstanding at March 31, 2015 and December 31, 2014, net of discounts	6,829,980	6,829,980

Stockholders' deficit:
Common stock, no par value; authorized, 250,000,000 shares; 72,251,280 and 70,825,215 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	53,408,813	52,780,363
Accumulated deficit	(78,479,920)	(75,558,859)
Total stockholders' deficit	(25,071,107)	(22,778,496)
Total liabilities and stockholders' deficit	$21,283,410	$17,776,535

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2015	2014

Revenue	$2,292,867	$4,850,943
Costs of sales:
Production	2,449,673	5,607,425
Excess capacity & inventory adjustments	1,144,460	465,666
Gross margin (loss)	(1,301,266)	(1,222,148)

Operating expenses:
Product development and quality management	-	79,482
Marketing and sales	366,168	300,711
General and administrative	1,309,040	980,434
Total operating expenses	1,675,208	1,360,627

Loss from operations	(2,976,474)	(2,582,775)

Other (income) expenses:
Interest expense	715,605	383,657
Amortization of debt discount	742,982	436,409
Change in fair value of derivative liabilities	(1,514,000)	(6,972,477)
Total other (income)	(55,413)	(6,152,411)

Net income (loss)	(2,921,061)	3,569,636
Accretion of preferred stock dividends and beneficial conversion feature	(172,935)	(381,183)
Net income (loss) attributable to common shareholders	$(3,093,996)	$3,188,453

Weighted average common shares -
Basic	72,062,040	31,874,213
Diluted	72,062,040	90,963,201
Net income (loss) per share -
Basic	$(0.04)	$0.10
Diluted	(0.04)	0.04

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2015 THROUGH MARCH 31, 2015

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2015	70,825,215	$52,780,363	$(75,558,859)	$(22,778,496)

Shares issued for dividend payments	357,561	143,024		143,024
Shares issued for interest payments	760,473	304,189		304,189
Share-based compensation	308,031	354,172		354,172
Dividend on 10% convertible preferred stock		(172,935)		(172,935)
Net loss			(2,921,061)	(2,921,061)

Balance, March 31, 2015	72,251,280	$53,408,813	$(78,479,920)	$(25,071,107)

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2015	2014
Cash flow from operating activities:
Net income (loss)	$(2,921,061)	$3,569,636
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	316,256	254,815
Amortization of identifiable intangible assets	-	19,750
Amortization of debt discounts	742,982	436,408
Change in fair value of derivative liabilities	(1,514,000)	(6,851,504)
Change in fair value of 10% convertible preferred stock warrants	-	(120,973)
Change in allowance for doubtful accounts	51,534	-
Interest expense paid in shares of common stock	304,189	385,269
Share-based compensation	354,172	221,785
Changes in operating assets and liability:
Accounts receivable	(344,246)	(499,449)
Inventories	(2,509,767)	467,758
Prepaid expenses and deposits	27,029	59,250
Accounts payable	1,864,456	(14,853)
Accrued liabilities	253,212	242,478
Net cash used in operating activities	(3,375,244)	(1,829,630)

Cash flows from investing activities:
Purchase of property and equipment	(824,151)	(377,855)
Net cash used in investing activities	(824,151)	(377,855)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	-	2,694,363
Proceeds from 12% convertible promissory notes, net	4,444,664	-
Repayments of other debt	(21,739)	(41,381)
Net cash provided by financing activities	4,422,925	2,652,982

Net increase in cash	223,530	445,497
Cash and cash equivalents at beginning of period	221,437	883,936
Cash and cash equivalents at end of period	$444,967	$1,329,433

Supplemental disclosures of cash flow information:
Cash paid for interest	$187,039	$75,312
Non-cash investing and financing activities
Shares issued in payment of dividends on 10% convertible preferred stock	143,024	183,346
Dividends on 10% convertible preferred stock	172,935	159,797
Amortization of conversion feature of 10% convertible preferred stock	-	221,386

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2014 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. During the three months ended March 31, 2015, we accrued $51,534 net of collections, for doubtful accounts. At March 31, 2015 and December 31, 2014 our reserve for uncollectable accounts receivables was $62,324 and $10,790, respectively.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	March 31, 2015	December 31, 2014
Office furniture and equipment	$112,049	$110,173
Machinery and equipment	11,382,668	10,560,393
Purchased software	147,547	147,547
Subtotal – property and equipment, at cost	11,642,264	10,818,113
Less accumulated depreciation	(2,455,437)	(2,139,181)
Net property and equipment	$9,186,827	$8,678,932

Depreciation expense charged to income during the three months ended March 31, 2015 and 2014 was $316,256 and $254,815, respectively.

(e)	Exclusive Agreement

Our proprietary technologies are derived in part from material compositions of matter, processing and use and design patents held by Rutgers University, which have been exclusively licensed to us in February 2007 for United States, Canada, Central and South America, the Caribbean Territory, South Korea, Saudi Arabia, Russia, Mexico and China (where we are a co-licensee). Patents do not exist in all countries for which a license has been granted to us. Although our license agreement with Rutgers also includes know-how, we do not believe that any proprietary know-how is attributable to, or has been obtained by us from Rutgers so that we may not have exclusivity in all countries licensed to us where patents do not exist. Conversely, our position as to our licensed rights also enables Axion to market its products in countries licensed to others in which patents have not been filed, such as Australia and New Zealand. We are in the process of pursuing a resolution of these license issues with Rutgers. The Rutgers patents have limited remaining lives and will start expiring in 2016.

The Rutgers royalty-bearing license includes certain minimum royalty provisions. Royalties payable to Rutgers, for the three months ended March 31, 2015 and 2014 were $50,000 and $50,000, respectively.

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

During the three months ended September 30, 2014, we determined that our definite life intangible assets primarily associated with our acquired customer list was impaired and of no further value and accordingly we recorded a charge to other expenses for the remaining unamortized balance of $545,750, therefore we did not record any further amortization of definite life intangible assets during the three months ended March 31, 2015. For the three months ended March 31, 2014 we amortized to operating expenses $19,750 of these intangible assets.

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

During the year ended December 31, 2014, our financial results for the reprocessed plastics business and our decision to transition the reprocessing plastics business to a facility extruding our historical proprietary products, represented a triggering event requiring a goodwill impairment test. During the year ended December 31, 2014, we tested the goodwill intangible asset associated with the acquisition in November 2013 of the reprocessed plastics business. Based on our test for impairment done during the year ended December 31, 2014, we determined there was no impairment of the goodwill.

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

Our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with the production of the finished product. Prior to 2013, we utilized third-party manufacturers, where under one arrangement we purchased and supplied the raw materials to the third-party manufacturer and we paid them a per-pound cost to produce the finished product. Under another arrangement, the third-party manufacturer sourced and paid for the raw materials and we purchased the finished product from them at a cost per unit. Beginning in 2013, we initiated production of our finished products within a leased facility utilizing our own employees. Additionally, in late 2013 we acquired the assets of a plastics recycling company and during 2014 converted the production capabilities of the facility to that of our finished products and continue to reprocess recycled plastics for use in our own finished products and to sell any excess to customers for use in their finished products.  Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency with which we plan and execute our manufacturing processes.

Historically, we have not had significant warranty replacements, but from time to time due to the improper installation of certain of our rail ties, we agree to replace the rail ties as a customer relationship matter. Although we have replaced our engineered products for various reasons, we do not anticipate additional significant situations where we might again replace improperly installed products and therefore do not provide for future warrant expenses.

(i)	Income Taxes

Income tax provision consists of federal and state corporate income taxes resulting from our operations in the United States. The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because we have historically maintained a full valuation allowance on our deferred tax assets and to a lesser extent because of the impact of state income taxes. As described in our Form 10-K for the year ended December 31, 2014, we maintain a full valuation allowance in accordance with ASC 740, “Accounting for Income Taxes”, on our net deferred tax assets. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

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

Basic earnings or loss per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share include the effects on our weighted average number of common shares outstanding of the potential dilution of (i) outstanding options and warrants, as determined using the treasury stock method and (ii) convertible securities as determined using the as-if converted method. For the three months ended March 31, 2015 there was no dilutive effects of such securities as we incurred a net loss for that period.

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

At March 31, 2015, two of our customers had unpaid accounts due us representing 36% and 19% of our accounts receivable balance at March 31, 2015. At December 31, 2014, two of our customers had unpaid accounts due us representing 35% and 28% of our accounts receivable balance at December 31, 2014.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At March 31, 2015, we had a working capital deficit of $5.2 million, a stockholders’ deficit of $25.1 million and have accumulated losses to date of $78.5 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations. We are actively seeking additional capital to take us through our current phase of growth, and consequently, we have adjusted our capacity expansion projects, engaged in discussions with our industry partners, realigned manufacturing activities with existing customer obligations, and continue to actively manage our inventory to meet customer expectations and commitments. We have engaged strategic and financial advisors to hasten the process of developing additional sources of public or private capital investments. There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability. We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories consisted of:

	March 31, 2015	December 31, 2014

Finished products	$7,658,488	$5,202,608
Production materials	831,736	777,849
Total inventories	$8,490,224	$5,980,457

Note 4 - Accrued Liabilities

The components of accrued liabilities are:

	March 31, 2015	December 31, 2014
Royalties	$132,593	$132,593
Interest	610,683	398,157
Rent	397,085	335,096

Payroll	162,899	127,635
Real estate taxes	34,735	92,549
Board of director fees	45,500	31,000
Miscellaneous	30,837	44,090
Total accrued liabilities	$1,414,332	$1,161,120

Note 5 - Derivative Liabilities

8% Convertible Promissory Notes (2012) – Conversion Option and Warrants

Prior to, and through April 8, 2014, we issued 8% convertible promissory notes (the “8% Notes (2012)”). See Note 8 for further discussion. The 8% Notes (2012) met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes (2012), into shares of our common stock. The 8% Notes (2012) were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the 8% Notes (2012) were exchanged for shares of common stock resulting in no derivative liability for the warrants at and after June 30, 2014.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The aggregate fair value of all the conversion options on March 31, 2015 was $381,000. The $1.6 million decrease in the fair value of this derivative liability during the three months ended March 31, 2015 was recorded as a change in derivative liability in the statement of operations.

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

We determined the fair value of the conversion option derivative liability on the date of issuance and recorded the fair value as a discount to the debt and a derivative liability. The fair value of the conversion option on March 31, 2015 was $158,000. The $89,000 increase in the fair value of this derivative liability during the three months ended March 31, 2015 was recorded as a change in derivative liability in the statement of operations.

The estimated fair values of the derivative liabilities associated with the 8% Notes (2012) and the 12% Notes, for the conversion options and warrants issued through and as of March 31, 2015 were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	March 31, 2015

Volatility	40.0% to 45.0%	35.0%
Risk-free interest rate	0.11% to 0.3%	0.03% to 0.10%
Dividend yield	0.0%	0.0%
Expected life	1.1 to 1.6 years	0.3 to 0.4 years

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the fair value at March 31, 2015 of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 85%, (iii) a risk-free interest rate 0.5%, and (iv) an expected life of approximately 1 year. The fair value of the warrant liability at March 31, 2015 and December 31, 2014 was $52,720.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of March 31, 2015 and December 31, 2014 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of March 31, 2015
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value
8% Convertible promissory notes:
Conversion option	$-	$-	$381,000	$381,000
12% Convertible promissory notes:
Conversion option	-	-	158,000	158,000
Derivative liabilities - Current	-	-	539,000	539,000
Placement agent warrants - Non-current	-	-	52,720	52,720
Derivative liabilities - Total	$-	$-	$591,720	$591,720

	As of December 31, 2014
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value
8% Convertible promissory notes:
Conversion option	$-	$-	$1,984,000	$1,984,000
12% Convertible promissory notes:
Conversion option	-	-	69,000	69,000
Derivative liabilities - Current	-	-	2,053,000	2,053,000
Placement agent warrants - Non-current	-	-	52,720	52,720
Derivative liabilities - Total	$-	$-	$2,105,720	$2,105,720

The following table is a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value during the three ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015
		Fair Value
	Balance - January 1,	of Derivative	Change in	Balance - March 31,
	2015	Liability	Fair Value	2015

8% Convertible promissory notes:
Conversion option	$1,984,000	$-	$(1,603,000)	$381,000
Warrants	-	-	-	-
12% Convertible promissory notes:
Conversion option	69,000	-	89,000	158,000
Derivative liabilities - Current	2,053,000	-	(1,514,000)	539,000

Placement agent warrants - Non-current	52,720	-	-	52,720
Derivative liabilities - Total	$2,105,720	$-	$(1,514,000)	$591,720

	For the Three Months Ended March 31, 2014
		Fair Value
	Balance - January 1,	of Derivative	Change in	Balance - March 31,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$12,400,000	$1,025,139	$(5,021,139)	$8,404,000
Warrants	4,790,000	391,365	(1,830,365)	3,351,000
Derivative liabilities - Current	17,190,000	1,416,504	(6,851,504)	11,755,000
Placement agent warrants - Non-current	296,194	-	(120,973)	175,221
Derivative liabilities - Total	$17,486,194	$1,416,504	$(6,972,477)	$11,930,221

 Note 6 - Debt

The components of our debt are summarized as follows:

	Due	March 31, 2015	December 31, 2014
8% convertible promissory notes (2012)	Beginning in August 2017	$16,628,188	$16,628,188
12% revolving credit facility	December 31, 2015	2,000,000	2,000,000
3% promissory note	February 1, 2018	258,104	279,843
4.25% bank term loans	November 15, 2018	4,400,000	4,400,000
8% convertible promissory notes (2014)	June 11, 2019	2,000,000	2,000,000
12% convertible promissory notes	June 30, 2015	1,000,000	1,000,000
5% bank term loan	September 18, 2017	4,000,000	4,000,000
12% secured notes	June 30, 2015	6,394,664	1,950,000
Subtotal		36,680,956	32,258,031
Less debt discount		(3,617,665)	(4,360,647)
Subtotal – net of debt discount		33,063,291	27,897,384
Less current portion		(9,532,488)	(5,011,738)
Total – long term debt		$23,530,803	$22,885,646

8% Convertible Promissory Notes (2012)

Through March 31, 2015, pursuant to the terms of our 8% convertible promissory notes (the “2012 Notes”), we issued and sold to Melvin Lenkin, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 13 regarding related party transactions) and several unaffiliated investors (i) an aggregate principal amount of $15,628,188 of 2012 Notes convertible into shares of our common stock at $0.40 per share and an aggregate principal amount of $1,000,000 of 2012 Notes, convertible into shares of our common stock at a conversion price equal to $0.74 per share, respectively subject to adjustment as provided on the terms of the 2012 Notes, and (ii) associated warrants to purchase, in the aggregate, 37.8 million shares of common stock, subject to adjustment as provided on the terms of the warrants. During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the 2012 Notes were exchanged for shares of common stock.

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

In connection with the sale of our 2012 Notes, we entered into a Note Purchase Agreement, (i) we granted to the Investors certain demand and piggyback registration rights with respect to the registration of certain Company securities under the Securities Act and the rules and regulations promulgated thereunder, and (ii) we granted a security interest and lien in all of our assets and rights to the Investors to secure our obligations under the 2012 Notes.

Interest expense for the three months ended March 31, 2015 and 2014 was $347,589 and $265,882, respectively. Accrued interest at March 31, 2015 of $347,589 was paid with 1,121,256 shares of common stock, in lieu of cash, and issued subsequent to March 31, 2015.

The issuance costs of approximately $146,700, plus the fair values at issuances of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the 2012 Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 2012 Notes. During the three months ended March 31, 2015, and 2014 we amortized $386,317 and $379,795, respectively of the discount to other expenses in our statement of operations. At March 31, 2015, the unamortized discount was $2.1 million. See Note 7 for further discussion of these derivative liabilities.

12% Revolving Credit Agreement

During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) with MLTM Lending, LLC, a Maryland limited liability company (“MLTM”), and Samuel G. Rose (“Rose” and together with MLTM, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of our common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of our common stock for 20 consecutive trading days prior to the interest payment date. Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). During the year ended December 31, 2013, we borrowed $2,000,000 less fees, under the Revolving Loan Agreement which remained outstanding through March 31, 2015.

As consideration for the revolving loans extended under the Revolving Loan Agreement, with respect to the year ending December 31, 2013, and prior to each of December 31, 2014 and 2015, we are required to issue to the Lenders an aggregate of 200,000 shares of our common stock during each such calendar year, up to a total of 600,000 shares of our common stock. The fair value of this common stock on the date of issue is recorded as a discount to the revolving loan debt and is amortized to other expenses in our statement of operations over the annual period. Pursuant to the terms of the Revolving Loan Agreement, through March 31, 2015 we have issued 400,000 shares of common stock. As consideration for MLTM providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of our common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of our common stock valued at a price equal to the average of the Weighted Average Price of a share of our common stock for the 20 consecutive trading days prior to the date of payment. The issuance of the shares of common stock results in additional interest expense.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we and the Lenders entered into a Security Agreement pursuant to which the Borrowers were granted a security interest and lien in all of our accounts receivable and inventory to secure the Borrowers’ obligations under the Revolving Loan Agreement.

Interest expense for the three months ended March 31, 2015 and 2014 was $61,807 and $67,058. Of the $61,087 of interest expense for the three months ended March 31, 2015, $20,000 was paid in cash or is to be paid in cash and the balance of $41,807 was or will be paid in shares of common stock.

The issuance costs plus the fair values of the shares of our common stock issued annually as consideration for the revolving loans and the letter of credit support, are recorded as a discount to the revolving loans. This debt discount is amortized to other expenses in our statement of operations over the annual period ending November 30. During the three months ended March 31, 2015 and 2014, we amortized $41,263 and $56,613, respectively of the discount to other expenses in our statement of operations.

3% Promissory Note

On November 15, 2013, our subsidiary, Axion Recycled Plastics Incorporated (“Axion Recycling”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). See Notes 3 and 4 for further discussion. Pursuant to the terms of the Purchase Agreement, Axion Recycling acquired certain assets relating to the operation of a recycled plastics facility located in Zanesville, Ohio (the “Facility”). As a component of the consideration paid by Axion Recycling for these asset was the assumption of a 3% promissory note (the “Promissory Note”) with a remaining principal balance of $258,104 as of March 31, 2015. The principal and interest at 3% per annum, is payable in eighty-four monthly installments with the last installment due on February 1, 2018.

The payment of the Promissory Note and all interest thereon is secured by a first interest in certain equipment owned by Axion Recycling. We may prepay the Promissory Note at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty.

Interest expense for the three months ended March 31, 2015 and 2014 of $2,045 and $2,904, respectively was paid in cash.

4.25% Bank Term Loans

During the year ended December 31, 2013, we purchased certain tangible and intangible assets including property and equipment of a plastics recycling company (see Note 3 for further discussion), which were funded, in part, by term loans (the “Bank Term Loans”) made by The Community Bank in the aggregate principal amounts of $1,000,000 and $3,500,000. Each of the Bank Term Loans bears interest at 4.25% per annum and matures on November 15, 2018. With respect to principal payments under the Bank Loans, $100,000 is due on each of November 15, 2014 and 2015, $250,000 is due on each of November 15, 2016 and 2017, and the balance of the principal amounts outstanding under the Bank Term Loans is due on November 15, 2018. The Bank Term Loans may be prepaid in full or in part at any time without premium or penalty. The Community Bank may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the term of the Bank Term Loans at March 31, 2015.

The Bank Term Loans are secured by a security interested in all of the equipment we purchased pursuant to this transaction and in certain of our equipment located at our Waco, Texas facility.

Interest expense for the three months ended March 31, 2015 and 2014 of $46,761 and $47,812, respectively was paid in cash.

8% Convertible Promissory Notes (2014)

During the year ended December 31, 2014 pursuant to the terms of our 8% convertible promissory notes (the “2014 Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 13 regarding related party transactions) an aggregate principal amount of $2,000,000 of our 2014 Notes which are initially convertible into 7.5 million shares of our common stock, subject to adjustment as provided on the terms of the 2014 Notes, (i) at any time prescribed by the Investors or (ii) upon any date prior to June 11, 2019 (the “Maturity Date”) which the Company’s common shares are listed on a U.S. based stock exchange.

The fair value of the conversion option derivative liability at issuance, was recorded as a discount to the 2014 Notes. This debt discount is amortized to other expenses in our statement of operations over the term of the 2014 Notes. During the three months ended March 31, 2015, we amortized $281,240 of the discount to other expenses in our statement of operations. At March 31, 2015, the unamortized discount was $1.5 million. See Note 7 for further discussion of this derivative liability.

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

Interest expense for the three months ended March 31, 2015 was $40,000 and was paid in cash prior to or subsequent to March 31, 2015.

12% Convertible Promissory Notes

During the year ended December 31, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 13 regarding related party transactions) an aggregate principal amount of $1,000,000 of our 12% Notes. Upon sixty days’ notice, the principal due under the 12% Notes is convertible into shares of our common stock based on a Conversion Price which is 85% of the weighted average volume price per day of our common stock for the ten consecutive trading days preceding the day upon which the notice of conversion is received by us, pursuant to the 12% Notes.

The 12% Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on June 30, 2015 or upon the occurrence of an Event of Default (as defined in the 12% Notes). We may prepay the 12% Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 12% Notes at a rate of 12% per annum, payable monthly.

Interest expense for the three months ended March 31, 2015 was $30,000 and was paid in cash prior to or subsequent to March 31, 2015.

5% Bank Promissory Note

During the year ended December 31, 2014, we borrowed $4.0 million from a commercial bank (the “Bank”) pursuant to the terms of a promissory note and loan agreement (the “5% Bank Note”). Interest accrues on the outstanding principal at a fixed interest rate of 5% per annum and is payable monthly. All outstanding principal and accrued but unpaid interest is due on September 18, 2017. The 5% Bank Note may be prepaid in full or in part at any time without premium or penalty. The Bank may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents. We were in compliance with the terms of the 5% Bank Note at March 31, 2015.

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

Interest expense for the three months ended March 31, 2015 of $50,000 was paid in cash prior to or subsequent to March 31, 2015.

12% Secured Notes

Through March 31, 2015 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 13 regarding related party transactions) an aggregate principal amount of $6,394,664 of our 12% Secured Notes. Pursuant to the terms of the Pledge Agreement entered into contemporaneous with the 12% Secured Notes, we provided a security interest in favor of the Investors in all of our rights, title and interest in the pledged shares of common stock of certain wholly-owned subsidiaries of the Company.

The 12% Secured Notes, including all outstanding principal and accrued and unpaid interest, are due and payable on June 30, 2015 or upon the occurrence of an Event of Default (as defined in the 12% Secured Notes). We may prepay the 12% Secured Notes, in whole or in part, upon notice to the holders thereof. Interest accrues on the 12% Secured Notes at a rate of 12% per annum.

Interest expense for the three months ended March 31, 2015 was $137,403 and will be paid in cash on June 30, 2015, at maturity.

Note 7 - 10% Convertible Redeemable Preferred Stock

The components of our 10% convertible preferred stock, classified as temporary equity in our balance sheet, are summarized as follows:

	March 31,	December 31,
	2015	2014
10% convertible preferred stock - face value	$6,829,980	$6,829,980
Unamortized discount	-	-
10% convertible preferred stock, net of discount	$6,829,980	$6,829,980

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

The Preferred Stock is redeemable for cash by the holder any time after the three-year anniversary from the initial purchase. The Preferred Stock were purchased during March and April 2011, therefore holders of the Preferred Stock have the right to redeem their Preferred Stock any time after March 2014. Since we were precluded by Colorado law from redeeming any Preferred Stock upon the attainment of the redemption date, during the three months ended June 30, 2014, in exchange for extending the redemption date to after December 31, 2016, we’ve offered to reduce the conversion price to $0.70 for any conversions in 2015 and to $0.60 for any conversions in 2016 (the “Revised Conversion Terms”). We also offered to extend the expiration date of the Preferred Stock Warrants an additional two years. In exchange, the Preferred Stock Holders agreed to automatically convert their Preferred Stock on the date our common shares are listed on a U.S. based stock exchange (the “Up-listing Date”). In addition, any Preferred Stock Warrants remaining outstanding at the Up-listing Date, will be cancelled and the holder issued a number of shares of common stock equivalent to the fair value of those warrants. Holders of $6,079,980 of the outstanding Preferred Stock accepted this offer. During the three months ended September 30, 2014, we received the consent of a majority of both our common stock holders voting with the as-converted preferred stock holders and the preferred stock holders only, to automatically convert the Preferred Stock still outstanding at the Up-listing Date. Also, the Preferred Stock may be converted by us, provided that the variable weighted average price of our common stock has closed at $4.00 per share or greater, for sixty consecutive trading days and during such sixty-day period, the shares of common stock issuable upon conversion of the Preferred Stock have either been registered for resale or are issuable without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

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

During the year ended December 31, 2011, we sold 759,773 shares of Preferred Stock at a price per share of $10, for gross proceeds of $7,597,730. We paid commissions, legal fees and other expenses of issuance of $828,340, which has been recorded as a discount and deducted from the face value of the Preferred Stock. At issuance of the Preferred Stock, we attributed a conversion option to the Preferred Stock based upon the difference between the Conversion Rate at the time of issuance and the closing price of our common stock on the date of issuance, which was recorded as a discount and deducted from the face value of the Preferred Stock. Pursuant to the Make Good adjustment of the Conversion Rate to $1.00, at December 31, 2011 the conversion option was recalculated as if the $1.00 Conversion Rate was in affect at issuance which amounted to $2.1 million, and the amortization of the related discount was adjusted for the year ended December 31, 2011. These discounts were amortized over three years consistent with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings. For the three months ended March 31, 2014, we amortized $221,386 of these discounts to additional paid-in capital and at March 31, 2014, the Preferred Stock discount was fully amortized.

There were no conversions during the three months ended March 31, 2015 or 2014.

The Preferred Stock outstanding at March 31, 2015, is convertible into 9.4 million shares of our common stock pursuant to the Revised Conversion Terms or the original terms.

Historically, since the Preferred Stock could ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

Our dividend payable on March 31, 2015 of $172,935 was paid, in lieu of cash, with 557,856 shares of common stock, which were issued subsequent to March 31, 2015.

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our Preferred Stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. See Note 7 for further discussion of derivative liabilities.

Note 8 - Stockholders’ Equity

We are authorized to issue up to 250,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 72,251,280 and 70,825,215 shares of common stock issued and outstanding at March 31, 2015 and December 31, 2014, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 682,998 shares of 10% convertible preferred stock at March 31, 2015 and December 31, 2014. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Three Months Ended March 31, 2015

During January 2015, we issued 357,561 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $143,024.

During January 2015, we issued 678,825 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $271,530.

During January 2015, we issued 81,648 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $32,659.

During January 2015, we issued 1,667 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $600.

During February 2015, we issued 1,666 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $550.

During February 2015, we issued 303,031 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $100,000.

During March 2015, we issued 1,667 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $467

.

Note 9 - Share-based Compensation

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

During the three months ended March 31, 2015, we awarded options to purchase 3.3 million shares of our common stock at an exercise price of $0.30 to our leadership team. The right to exercise these options vests in 90 days of the award. We estimated the fair value of these options to be $690,129 with one-third charged to expense in our statement of operations during the period. The remaining two-thirds will be charged to expense the following quarter. We use the Black-Scholes option pricing model to estimate the fair values, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rates of 1.5%, and (iv) expected lives of five years.

In addition to the options which vested on the date of award, we amortize certain options over vesting periods which included the three months ended March 31, 2015. We charged to operating expenses $22,512 during the three months ended March 31, 2015.

The following table summarizes our stock option activity for the three months ended March 31, 2015:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2015	4,128,128	$1.04
Granted	3,300,000	0.30
Exercised	-	-
Cancelled	(128,128)	1.01
Balance, March 31, 2015	7,300,000	$0.70

The following table summarizes options outstanding at March 31, 2015:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Issuable	Price	(Years)	Value

Exercisable	3,310,000	$1.03	2.4	$-
Not vested	3,990,000	0.43	4.7	33,000
Balance, March 31, 2015	7,300,000	$0.70	3.6	$33,000

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the three months ended March 31, 2015:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2015	1,166,146	$1.13
Granted	-	-
Exercised	-	-
Expired	(76,808)	0.70
Balance, March 31, 2015	1,089,338	$1.16

The following table sets forth the warrants outstanding at March 31, 2015:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible debenture - bonus warrants	33,334	$0.60
10% convertible preferred stock – warrants	580,000	1.00
Consultants	476,004	1.39
Total	1,089,338	$1.16

Note 10 - Income Taxes

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

At December 31, 2014, we had available net operating loss carry forwards of $37.9 million that expire through 2034. Through the year ended December 31, 2014 the Company experienced a significant change in capital structure. As a result of the increase in shares outstanding, we believe that a greater than 50% change in ownership as defined in section 382 of the IRC has occurred and therefore our ability to utilize our net operating losses may be limited. We believe that a Sec. 382 study will confirm a change has occurred and therefore our ability to use our net operating losses will be limited on an annual basis based on the value of the Company at the time of the ownership change. Such limitation will have the effect of limiting on an annual basis the amount of net operating losses we can utilize as an offset to future taxable income.

At December 31, 2014, we recorded a valuation allowance against the full amount of our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Note 11 - Business Concentration

During the three months ended March 31, 2015, we sold products to four customers accounting for 23%, 23%, 15% and 14%, respectively of our total revenues. During the three months ended March 31, 2014, we sold our ECOTRAX® rail ties to one customer representing 25% of our total revenues.

During the three months ended March 31, 2015, no vendors accounted for more than 10% of our purchases of raw materials and other products and services.

Note 12 - Commitments and Contingencies

Operating leases

During the year ended December 31, 2013, we entered into an assignment of the original lease for our Zanesville, OH facility, effective November 15, 2013 at an initial monthly lease payment of $25,750. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. Our rent expense, for the three months ended March 31, 2015 was $95,784 and our deferred rent at March 31, 2015 was $93,442. This facility also serves as our corporate headquarters.

Effective September 1, 2013, we signed a ten year lease for our production facility in Waco, Texas which provides five additional five-year extensions. Monthly rent expense for the first year of the lease is $21,875. The lease includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 35-year term of the initial lease plus all extensions. Our rent expense for the three months ended March 31, 2015 was $113,366 and our deferred rent at March 31, 2015 was $303,643.

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

Our proprietary technologies are derived in part from material compositions of matter, processing and use and design patents held by Rutgers University, which have been exclusively licensed to us in February 2007 for United States, Canada, Central and South America, the Caribbean Territory, South Korea, Saudi Arabia, Russia, Mexico and China (where we are a co-licensee). Patents do not exist in all countries for which a license has been granted to us. Although our license agreement with Rutgers also includes know-how, we do not believe that any proprietary know-how is attributable to, or has been obtained by us from, Rutgers so that we may not have exclusivity in all countries licensed to us where patents do not exist. Conversely, our position as to our licensed rights also enables Axion to market its products in countries licensed to others in which patents have not been filed, such as Australia and New Zealand. We are in the process of pursuing a resolution of these license issues with Rutgers. The Rutgers patents have limited remaining lives and will start expiring in 2016.

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  The Rutgers royalty-bearing license includes certain minimum royalty provisions. Royalties incurred and payable to Rutgers, for the three months ended March 31, 2015 and 2014 were $50,000 for each period.

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

For the three months ended March 31, 2015, Mr. Rose and Ms. Walters received or will receive an aggregate of 81,675 shares of common stock as dividend payments on the Preferred Stock held by them.

8% Convertible Promissory Notes (2012). Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Demand Note at a rate of 8.0% per annum. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of March 31, 2015, we have issued and sold to Mr. Rose an aggregate principal amount of $5,209,260 of our 8.0% convertible promissory notes (the “8% Notes - 2012”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes - 2012, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 13,023,151 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants issued at such closing, Mr. Rose converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Demand Note and paid us in cash for the balance. For the three months ended March 31, 2015, Mr. Rose has received 351,265 shares of common stock as interest payments under the 8% Notes - 2012 held by him.

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

Pursuant to our Tender Offer, Mr. Rose received 10.9 million shares of common stock in exchange for his 8% Note Warrants to purchase 13.0 million shares of common stock.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which Mr. Rose along with MLTM Lending LLC (the “Lenders”) had agreed to lend us up to $1.0 million each on a revolving basis. Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). As of March 31, 2015, Mr. Rose had provided $1.0 million pursuant to the Revolving Loan Agreement.

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to each Lender 100,000 shares of common stock, upon signing of the Revolving Loan Agreement and again prior to December 31, 2014 and 2015. Through March 31, 2015, Mr. Rose has received a total of 200,000 shares of common stock.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

For the three months ended March 31, 2015, we paid $10,000 in interest and we issued to Mr. Rose 67,431 shares of common stock as payment of interest.

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

For the three months ended March 31, 2015, we paid Mr. Rose $13,333 of interest on the 8% Notes – 2014.

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

For the three months ended March 31, 2015, we paid Mr. Rose $10,000 of interest on the 12% Notes.

12% Secured Notes. During the three months ended March 31, 2015 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to Mr. Rose, an aggregate principal amount of $1,777,888 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us.

For the three months ended March 31, 2015, we’ve accrued interest for payment to Mr. Rose at maturity of $50,724 on the 12% Secured Notes.

A summary of the transactions entered into through March 31, 2015 with Mr. Rose and Ms. Walter is as follows:

		Common Stock
		Equivalent,
	Principal	If Converted

10% convertible preferred stock	$1,000,000	1,428,571
8% convertible notes (2012)	5,209,260	13,023,151
12% revolving	1,000,000	-	(i)
8% convertible notes (2014)	666,666	2,500,000
12% convertible promissory notes	333,333	1,307,188	(ii)
12% secured notes	2,427,888	-	(i)

TOTAL	$10,637,147	18,258,910

(i) not convertible into shares of common stock.

(ii) assumed 10-day volume weighted average price was $0.26.

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

8% Convertible Promissory Notes (2012). Pursuant to the MOU, we issued to MLTM Lending, LLC a Demand Note (the “MLTM Demand Note”) in the principal amount of $1,426,667. Interest accrued on the unpaid principal balance of the MLTM Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2014, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of $4,888,444 of our 8% Notes - 2012 and associated 8% Note Warrants to purchase, in the aggregate, 12,221,112 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants, MLTM Lending, LLC converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the MLTM Demand Note and paid us in cash for the balance. For the three months ended March 31, 2015, MLTM Lending, LLC has received 329,633 shares of common stock as interest payments under the 8% Notes that it holds.

Pursuant to our Tender Offer, MLTM Lending, LLC received 10.2 million shares of common stock in exchange for their 8% Note Warrants to purchase 12.2 million shares of common stock.

The terms of the 8% Notes – 2012, the 8% Note Warrants and the Tender Offer are described above.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which MLTM Lending LLC and Mr. Rose (the “Lenders”) have agreed to lend us up to $1.0 million each on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM Lending, LLC will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). As of March 31, 2015, MLTM Lending, LLC had provided $1.0 million pursuant to the Revolving Loan Agreement and supported $440,000 of outstanding letters of credit.

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to each Lender 100,000 shares of common stock, upon signing of the Revolving Loan Agreement and again prior to December 31, 2014 and 2015. Through March 31, 2015, MLTM Lending, LLC has received a total of 200,000 shares of common stock. As consideration for MLTM Lending, LLC providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of common stock valued at a price equal to the average of the Weighted Average Price of a share of Common Stock for the 20 consecutive trading days prior to the date of payment.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

For the three months ended March 31, 2015, we paid MLTM Lending, LLC $10,000 in interest and 67,431 shares of common stock as payment of interest.

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

For the three months ended March 31, 2015, we paid MLTM Lending, LLC $13,333 of interest on the 8% Notes – 2014.

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

For the three months ended March 31, 2015, we paid MLTM Lending, LLC $10,000 of interest on the 12% Notes.

12% Secured Notes. During the three months ended March 31, 2015 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $888,888 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us.

For the three months ended March 31, 2015, we’ve accrued interest for payment to MLTM Lending, LLC at maturity of $37,426 on the 12% Secured Notes.

A summary of the transactions entered into with MLTM Lending, LLC is as follows:

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$4,888,444	12,221,112
12% revolving	1,000,000	-	(i)
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,334	1,307,188	(ii)
12% secured notes	1,538,888	-	(i)

TOTAL	$8,427,333	16,028,300

(i) not convertible into shares of common stock.

(ii) assumed 10-day volume weighted average price was $0.26.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement.

8% Convertible Promissory Notes (2012). Pursuant to the MOU, we issued to Mr. Kronstadt a demand promissory note (the “Kronstadt Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Kronstadt Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2014, we have issued and sold to Mr. Kronstadt an aggregate principal amount of $5,209,297 of our 8% Notes - 2012 and 8% Note Warrants to purchase, in the aggregate, 13,023,243 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants at such closing, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Kronstadt Demand Note and paid us in cash for the balance. For the three months ended March 31, 2015, Mr. Kronstadt has received 351,268 shares of common stock as interest payments under the 8% Notes - 2012 that he holds.

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

For the three months ended March 31, 2015, we paid Mr. Kronstadt $13,333 of interest on the 8% Notes – 2014.

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

For the three months ended March 31, 2015, we paid Mr. Kronstadt $10,000 of interest on the 12% Notes.

12% Secured Notes. During the three months ended March 31, 2015 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $1,777,888 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us.

For the three months ended March 31, 2015, we’ve accrued interest for payment to Mr. Kronstadt at maturity of $51,020 on the 12% Secured Notes.

A summary of the transactions entered into with Mr. Kronstadt is as follows:

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$5,209,297	13,023,243
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,333	1,307,192	(ii)
12% secured notes	2,427,888	-	(i)
TOTAL	$8,637,185	16,830,435

(i) not convertible into shares of common stock.

(ii) assumed 10-day volume weighted average price was $0.26.

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

Axion Recycled Plastics Incorporated, an Ohio corporation and a newly created direct wholly-owned subsidiary of Axion (“Axion Recycled Plastics”) was established to purchase the certain tangible and intangible assets of a plastics recycling company during November 2013. The amount of revenue and loss from operations of the acquired business included in our consolidated statement of operations for the year ended December 31, 2013 was $711,402 and $341,240, respectively. Through June 30, 2014, we operated Axion Recycled Plastics as a separate business segment. In August, 2014, we announced an acceleration of our business strategy to use the reprocessed plastics Axion Recycled Plastics produces primarily in our engineered products segment, thereby eliminating Axion Recycled Plastics as a separate business segment. We made this change because of the additional manufacturing capacity we require to meet the expected demands for our engineered products coupled with the higher profit margins we can achieve from our engineered products in comparison to our reprocessed plastics.

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

We manufacture, market and sell ECOTRAX® rail ties, STRUXURE® building products, with current focus on construction mats and COMPOSX™ reprocessed polymers. Our ECOTRAX® and STRUXURE® products are fully derived from post-consumer and post-industrial recycled plastics, such as high-density polyethylene, polystyrene and polypropylene. In patented and proprietary formulations, our products achieve structural strength, are capable of sustaining heavy loads and are resistant to changing shape under constant stress. Our products, manufactured through an extrusion process, are eco-friendly, non-corrosive, impervious to moisture, do not leach chemicals and are resistant to insects and rot. They possess superior lifecycles and generally have greater durability and require less maintenance than competitive traditional products.

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

Historically, we have not had significant warranty replacements, but during the year ended December 31, 2013 due to our customer’s improper installation of certain of our rail ties, we agreed to replace the rail ties. Although from time to time we replace our engineered products based on customer relationship reasons, we do not anticipate additional significant situations where we might again replace improperly installed products and therefore do not provide for future warrant expenses.

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

Results of Operations - Comparison of the Three Months Ended March 31, 2015 and 2014

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

Our strategic focus is to (i) expand manufacturing capacity to meet current demand for our ECOTRAX® rail ties and STRUXURE® construction and temporary road mats; (ii) further penetrate chosen end-use markets in the railroad, transportation, and oil and gas industries; (iii) identify new applications for our proprietary technologies based on market research and geographic segmentation; (iv) spread our exposure to risk and liability through product stratification; and (v) expand awareness of and leveraging success in our key product categories.

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

As we continue to commercialize our various STRUXURE matting solutions, we will focus on expanding field installations, as well as the production and fabrication abilities for our mats. In a recent 10-month trial comparing traditional wood mats and our mats, 100% of the STRUXURE® heavy construction mats were intact and ready for shipment to the next jobsite while 80% of the wood mats had to be discarded and landfilled. This trial illustrates how our construction mats are superior to traditional mats and can be rapidly deployed to new construction sites, installed over all types of ground conditions and supports various construction vehicles. Our construction mats do not absorb fluids, are easier to transport and minimize damage to site access, protecting existing roads. They are ideal in wet or other demanding environments and are resistant to abrasion and tread-wear, giving them a life cycle over five times longer than traditional wood mats.

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

Our product development strategy is straightforward: develop valuable solutions for customers, test their value proposition across various criteria, and then commercialize the product with well-coordinated sales, marketing and production efforts. Following the successful introduction of STRUXURE® construction mats and the solidification of expanding ECOTRAX® rail tie opportunities, we are experiencing the need for faster transformation of our production facilities to increase capacity. We have also diversified our technologies beyond the patented technologies developed with Rutgers University and we are utilizing other structural polymer technologies in the development of construction mat lines and other product extensions into infrastructure and transportation applications

For the three months ended March 31, 2015 and 2014, we recognized revenue of $2.3 million and $4.9 million, respectively, of which $1.9 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively was attributable to our engineered products with the remainders of $0.4 million and $2.1 million, respectively attributable to our reprocessed plastics. Revenue decreased during the three months ended March 31, 2015, as we continued to produce our engineered products in anticipation of certain orders which did not materialize during the period. Subsequent to March 31, 2015, certain of those orders did materialize.

For the three months ended March 31, 2014, 57% of our engineered product sales were to one Class 1 railroad customer pursuant to a three-year supply agreement which was completed during the three months ended June 30, 2014. Through the completion of this supply agreement, we have recognized $10.3 million of revenue, representing approximately 104,500 rail ties.

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

Initially, we did not own or operate the manufacturing facilities for the production of our engineered products as we believed that our outsourced contract manufacturing model located at facilities in Pennsylvania and Texas, provided us the business flexibility to maximize utilization of manufacturing capacity available in the market, respond to the geographic diversity of our customers and minimize our capital requirements. The production facilities were on direct industrial rail links or spurs, to allow for efficient product deliveries to customers and particularly to rail customers. Flatbed and container trucks are also used to transport our products. Because of the weather-resistant properties inherent in our products, we used outdoor storage extensively. These initial facilities supported the manufacture of large products and were involved in the recycling business and therefore met our requirements. Under those contract manufacturing arrangements, we designed and retained ownership of certain production equipment such as molds, manifolds or dies that were provided to our contract manufacturers during production runs.  All such production equipment is designed as component parts and can be transferred between facilities or used interchangeably in a plug-and-play system as production needs dictate.

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

For the three months ended March 31, 2015 and 2014, our costs of sales – production were $2.4 million and $5.6 million, respectively. For the three months ended March 31, 2015 and 2014, costs of sales – production for our engineered products was $2.1 million and $2.8 million, respectively with remaining $0.3 million and $2.8 million, respectively attributable to the reprocessed plastics.

Costs of Sales - Excess Capacity & Inventory Adjustments. Our production facilities in Texas and Ohio include space for additional production lines and ancillary equipment and related services. Costs incurred associated with these facilities plus production costs incurred are aggregated during the period and applied to the inventory produced during that period based on a standard cost per pound based on an assumption that the facility is operating at or near capacity. Any production costs incurred in excess of this standard is charged to costs of sales – excess capacity in the period incurred.

During the three months ended March 31, 2015 and 2014, we charged to costs of sales – excess capacity $1.1 million and $0.5 million, respectively, relating to the excess costs and expenses incurred to provide production capacity at our facilities. As we increase our production capabilities in each facility closer to capacity and absorb the production costs incurred into our finished inventories, the excess capacity charge to costs of sales should decrease.

Gross Margin (Loss). Gross margin (loss) may vary significantly and are highly dependent on our ability to price our products properly, our price of raw materials, our production capacity versus utilization and the timing and mix of our sales. Our gross margin (loss) was impacted by our all these factors at both of our facilities, including the excess capacity within both production facilities, and still being in the early stages of our manufacturing and commercial activities. In addition, it included, inefficient manufacturing processes and methods and additional costs and expenses incurred to fulfill certain orders. In addition, during the three months ended March 31, 2015, we liquidated certain products within our inventory at lower sales prices in order to induce our customers to accept shorter payment terms to assist with our cash management.

Total costs of sales amounted to $3.6 million and $6.1 million for the three months ended March 31, 2015 and 2014, respectively, resulting in gross margin (loss) of ($1.3) million and ($1.2) million, respectively and are a result of the impacts discussed previously.

Product Development and Quality Management

In the past, product development and quality management expenses were incurred as we perform oversight of our own and previously, our contract manufacturing relationships and ongoing evaluations of materials and processes for existing engineered products, as well as the development of new products and processes. Such expenses typically include costs associated with the design and required testing procedures associated with our engineer product lines – ECOTRAX and STRUXURE.

For the three months ended March 31, 2015, costs and expenses associated with product development were minimal and quality management costs and expenses were included in our production costs and allocated to finished inventory accordingly. Product development and quality management expenses were $79,482 for the three months ended March 31, 2014.

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

Marketing and sales expenses were $366,168 for the three months ended March 31, 2015 compared to $300,711 for the three months ended March 31, 2014. We expect that in the future, marketing and sales expenses will increase.

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

General and administrative costs totaled $1.3 million and $980,434 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, we recorded $354,172 and $221,785 respectively, in share based compensation charges related to the fair value of the issuances of shares of our common stock, or options or warrants providing the right to purchase shares of our common stock at a predetermined price, in the future. Historically, we issued shares of common stock or options to purchase our common stock, in lieu of cash payments in connection with a licensing agreement, commitment fees for financing transactions, compensation for our directors, officers and employees, as well as to several consultants.

Depreciation and Amortization

For the three months ended March 31, 2015 and 2014, we recorded depreciation expense for manufacturing and production equipment as a charge to production and depreciation for non-production equipment as a charge to general and administration expenses. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses.

Depreciation and amortization totaled $316,256 and $254,815, including $309,487 charged to production in the three months ended March 31, 2015 with the remaining depreciation and amortization being charged to operating expenses.

Other Expenses

Interest Expense. Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the three months ended March 31, 2015 and 2014, was $715,605 and $383,657, respectively, and represented the contractual interest rates payable on our debt obligations. The increase from year to year is a result of an increase in our debt to continue to fund operations and acquire fixed assets.

During the three months ended March 31, 2015 and 2014, we sold $4.4 million and $2.7 million of our debt securities, respectively.

Amortization of Debt Discounts. Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our various obligations.

During the three months ended March 31, 2015 and 2014, we recognized $742,982 and $436,409, respectively, for the amortization of various debt discounts. At the time of issuance, we recorded discounts on our debt securities primarily due to the fair value of the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period. For the three months ended March 31, 2015 and 2014, the amortization of debt discounts primarily related to the discounts associated with our 8% convertible promissory notes.

At March 31, 2015, the unamortized discounts for our convertible securities were approximately $3.6 million, primarily associated with our 8% convertible promissory notes. This unamortized discount is amortized to expense over the lives of the underlying convertible securities.

Change in Fair Value of Derivative Liabilities. Through March 31, 2015, we have issued and sold $19.6 million of our various convertible debt securities, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of the conversion options on the dates of issuance as a derivative liability and recognized that amount as a discount to our convertible debt securities. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized gains of $1.5 million and $5.0 million for the three months ended March 31, 2015 and 2014, respectively as a change in fair value of this derivative liability which was recognized in our statements of operations. The fair value of this derivative liability at March 31, 2015 was estimated to be $539,000.

In addition, in conjunction with the sale and issuance of certain of these convertible debt securities, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our convertible debt securities. During the year ended December 31, 2014, pursuant to a tender offer to exchange all outstanding warrants for shares of common stock, these warrants were tendered and therefore there was no derivative liability at June 30, 2014. Since this derivative liability did not qualify as a fair value or cash flow hedge under ASC 815, accordingly, for the three months ended March 31, 2014, we recognized a gain of $1.8 million as a change in fair value of this derivative liability in our statement of operations.

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the three months ended March 31, 2014, we recorded the change in fair value of this derivative liability in our statement of operations as a gain of $120,973. We did not record a change in fair value of this derivative liability during the three months ended March 31, 2015. The fair value of this derivative liability at March 31, 2015 was estimated to be $52,720.

Income Taxes

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2014. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through March 31, 2015 has been recorded.

Liquidity and Capital Resources – Comparison of Three Months Ended March 31, 2015 and 2014

Our independent registered public accountants issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our financial statements in our Form 10-K for the years ended December 31, 2014 and 2013, based on our significant operating losses and our reliance on and potential lack of external financing.  Our financial statements do not include any adjustments that resulted from the outcome of this uncertainty.

At March 31, 2015 we had $10.6 million in current assets and $15.8 million in current liabilities resulting in a working capital deficit of $5.2 million. This compares to a working capital deficit of $3.0 million as of December 31, 2014. Included in our current liabilities at March 31, 2015, are certain debt securities due during the year ended December 31, 2015, in the principal amount of $9.4 million. In addition, our accounts payable increased $1.9 million since December 31, 2014. Our ability to pay principal and interest on these debt securities and to fund our planned operations, including these accounts payable balance, depends on our ability to raise capital and the success of our ongoing operating performance.

We are actively seeking additional capital to take us through our current phase of growth, and consequently, we have adjusted our capacity expansion projects, engaged in discussions with our industry partners, realigned manufacturing activities with existing customer obligations, and continue to actively manage our inventory to meet customer expectations and commitments. We have engaged strategic and financial advisors to hasten the process of developing additional sources of public or private capital investments.

We used $3.4 million and $1.8 million in our operating activities for the three months ended March 31, 2015 and 2014, respectively. In anticipation of certain customer orders, we increased inventory $2.5 million at March 31, 2015, as compared to December 31, 2014.

Our net loss for the three months ended March 31, 2015 of $2.9 million included the significant impact of several non-cash credits and charges including the effect of the change in fair value of the derivative liabilities associated with our convertible debt securities of a credit in our statement of operations for $1.5 million which was offset by several charges to other expenses aggregating $1.4 million consisting primarily of amortization of several debt discounts and payment for interest and certain services via stock-based methods .

We continued to increase production capacity during the three months ended March 31, 2015 as we purchased $824,151 of equipment. If we expand production capacity, we would anticipate purchasing additional property and equipment, and an extrusion line for our engineered products manufacturing business, typically costs upwards of $1.5 million, including installation and auxiliary parts and equipment.

During three months ended March 31, 2015 and 2014, we issued and sold to certain investors an aggregate principal amount of $4.4 million and $2.7 million, respectively of our convertible dent securities. At March 31, 2015, we had $36.7 million in principal amount of debt securities and bank loans. Interest accrues on these obligations at various rates of interest, for which with certain debt or loans require the payment of interest in cash and others in shares of common stock.

During the three months ended March 31, 2015 and 2014, we repaid principal under the terms of a loan from a governmental organization in the amount of $21,739 and $41,381, respectively.

At March 31, 2015, we had $6.8 million of our 10% convertible preferred stock outstanding of which $6.1 million may not be redeemed by the holder until after December 31, 2016, pursuant to an agreement entered into between the Company and the preferred stock holders. Due to our current financial condition, Colorado law has not allowed us to redeem the balance if so requested by the preferred stock holder. Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

Our ability to pay principal and interest on our various debt securities and bank loans which total $36.7 million at March 31, 2015, and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our ability to raise capital and our future operating performance. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At March 31, 2015, we had a working capital deficit of $5.2 million, cumulative face value of redeemable preferred stock and various debt instruments of $43.5 million, a stockholders’ deficit of $25.1 million and have accumulated losses to date of $78.5 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to raise capital to fund operations, enhance and expand our manufacturing capacity when necessary to meet our customer commitments, continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our various convertible promissory notes and other debt instruments and continue exploring other financing sources, there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness described below, as of March 31, 2015, we did not maintain effective internal control over financial reporting, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Prior to 2013, due to our limited number of accounting and administrative personnel, we did not have proper segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. This control deficiency resulted in a reasonable possibility that material misstatements of the consolidated financial statements would not be prevented or detected on a timely basis. Based on our evaluation at the time, we concluded this was a material weakness. The relocation of our accounting and administrative functions to our recently acquired facility in Ohio, has allowed for the proper segregation of duties and provided more checks and balances within the department, we have concluded this material weakness no longer exists. The additional personnel will also allow for the cross training needed to support us if personnel turn-over occurs within the department. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During January 2015, we issued 357,561 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $143,024.

During January 2015, we issued 678,825 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $271,530.

During January 2015, we issued 81,648 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $32,659.

During January 2015, we issued 1,667 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $600.

During February 2015, we issued 1,666 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $550.

During February 2015, we issued 303,031 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $100,000.

During March 2015, we issued 1,667 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $467

We relied upon Section 4(2) of the Securities Act and Regulation D under the Securities Act in connection with the issuance of the above described securities.

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

Axion International Holdings, Inc.

Date: May 15, 2015	/s/ Claude Brown
Claude Brown
Chief Executive Officer

Date: May 15, 2015	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

