Form 10-Q
period 2015-06-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2015-08-14
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock, without par value, as of August 12, 2015 was 75,474,892.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$426,039	$221,437
Accounts receivable, net of allowance	1,466,697	1,109,524
Inventories	6,581,848	5,980,457
Prepaid expenses	366,567	294,053
Total current assets	8,841,151	7,605,471

Property and equipment, net	8,984,094	8,678,932
Goodwill	1,492,132	1,492,132
Total assets	$19,317,377	$17,776,535

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,092,689	$2,417,803
Accrued liabilities	1,837,278	1,161,120
Customer deposits	803,150	-
Derivative liabilities	176,000	2,053,000
12% convertible promissory notes, net of discounts	1,000,000	965,838
12% revolving credit agreement, net of discounts	2,278,598	1,907,957
12% secured notes	6,394,664	1,950,000
Current portion of long term debt	189,271	187,943
Total current liabilities	15,771,650	10,643,661

8% convertible promissory notes, net of discounts	15,678,065	14,393,746
4.25% bank term loans	4,300,000	4,300,000
5% bank promissory note	4,000,000	4,000,000
Other debt	146,930	191,900
Dividends payable on 10% convertible preferred stock	169,157	143,024
Fair value of 10% convertible preferred stock warrants	121	52,720
Total liabilities	40,065,923	33,725,051

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 682,998 shares issued and outstanding at June 30, 2015 and December 31, 2014, net of discounts	6,829,980	6,829,980

Stockholders' deficit:
Common stock, no par value; authorized, 250,000,000 shares; 74,065,254 and 70,825,215 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	54,387,097	52,780,363
Accumulated deficit	(81,965,623)	(75,558,859)
Total stockholders' deficit	(27,578,526)	(22,778,496)
Total liabilities and stockholders' deficit	$19,317,377	$17,776,535

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	2015	2014

Revenue	$3,478,554	$4,054,054
Costs of sales:
Production	2,934,968	5,208,692
Excess capacity & inventory adjustments	1,389,526	994,228
Gross margin (loss)	(845,940)	(2,148,866)

Operating expenses:
Product development and quality management	-	94,572
Marketing and sales	128,400	374,875
General and administrative	1,514,451	20,125,270
Total operating expenses	1,642,851	20,594,717

Loss from operations	(2,488,791)	(22,743,583)

Other (income) expenses:
Interest expense	766,371	457,974
Amortization of debt discount	646,140	422,678
Fair value of common shares issued in excess of fair value of warrants tendered	-	883,476
Change in fair value of derivative liabilities	(415,599)	(4,075,518)
Total other (income) expense	996,912	(2,311,390)

Net loss	(3,485,703)	(20,432,193)
Accretion of preferred stock dividends	(169,157)	(184,195)
Net loss attributable to common shareholders	$(3,654,860)	$(20,616,388)

Weighted average common shares – basic and diluted	74,045,320	37,799,845
Net loss per share – basic and diluted	$(0.05)	$(0.55)

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	2015	2014

Revenue	$5,771,421	$8,904,997
Costs of sales:
Production	5,384,641	10,816,117
Excess capacity & inventory adjustments	2,533,986	1,459,894
Gross margin (loss)	(2,147,206)	(3,371,014)

Operating expenses:
Product development and quality management	-	174,054
Marketing and sales	494,568	675,586
General and administrative	2,823,491	21,105,704
Total operating expenses	3,318,059	21,955,344

Loss from operations	(5,465,265)	(25,326,358)

Other (income) expenses:
Interest expense	1,481,976	841,631
Amortization of debt discount	1,389,122	859,087
Fair value of common shares issued in excess of fair value of warrants tendered	-	883,476
Change in fair value of derivative liabilities	(1,929,599)	(11,047,995)
Total other (income) expense	941,499	(8,463,801)

Net loss	(6,406,764)	(16,862,557)
Accretion of preferred stock dividends and beneficial conversion feature	(342,092)	(565,378)
Net income loss attributable to common shareholders	$(6,748,856)	$(17,427,935)

Weighted average common shares – basic and diluted	73,059,159	50,650,392
Net loss per share – basic and diluted	$(0.09)	$(0.34)

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2015 THROUGH JUNE 30, 2015

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2015	70,825,215	$52,780,363	$(75,558,859)	$(22,778,496)

Shares issued for dividend payments	915,417	315,959		315,959
Shares issued for interest payments	2,016,591	693,585		693,585
Share-based compensation	308,031	939,282		939,282
Dividend on 10% convertible preferred stock		(342,092)		(342,092)
Net loss			(6,406,764)	(6,406,764)

Balance, June 30, 2015	74,065,254	$54,387,097	$(81,965,623)	$(27,578,526)

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	2015	2014
Cash flow from operating activities:
Net loss	$(6,406,764)	$(16,862,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	639,304	512,916
Amortization of identifiable intangible assets	-	39,500
Amortization of debt discounts	1,389,122	859,086
Change in fair value of derivative liabilities	(1,877,000)	(10,871,504)
Change in fair value of 10% convertible preferred stock warrants	(52,599)	(176,491)
Change in allowance for doubtful accounts	51,534	154,280
Interest expense paid in shares of common stock	693,585	688,465
Share-based compensation	939,282	618,594
Fair value of common stock issued in excess of fair value of warrants tendered	-	19,957,854
Changes in operating assets and liability:
Accounts receivable	(408,707)	(639,723)
Inventories	(601,391)	608,504
Prepaid expenses and deposits	(72,514)	80,952
Accounts payable	674,886	767,933
Accrued liabilities	676,158	444,399
Customer deposits	803,150	-
Net cash used in operating activities	(3,551,954)	(3,817,792)

Cash flows from investing activities:
Purchase of property and equipment	(944,466)	(689,442)
Net cash used in investing activities	(944,466)	(689,442)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	-	5,027,951
Proceeds from 12% secured notes	4,444,664	-
Proceeds from 12% revolving credit facility	300,000	-
Repayments of other debt	(43,642)	(62,638)
Net cash provided by financing activities	4,701,022	4,965,313

Net increase in cash	204,602	458,079
Cash and cash equivalents at beginning of period	221,437	883,936
Cash and cash equivalents at end of period	$426,039	$1,342,015

Supplemental disclosures of cash flow information:
Cash paid for interest	$193,646	$150,124
Non-cash investing and financing activities:
Shares issued in payments of dividends on 10% convertible preferred stock	342,092	343,992
Amortization of 10% convertible preferred stock discount	-	221,386
Fair value of warrants issued with 8% convertible promissory notes	-	391,365
Fair value of conversion option of 8% convertible promissory notes	-	3,985,139
Fair value of common stock issued in exchange for warrants tendered and cancelled	-	24,817,086

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2014 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. During the six months ended June 30, 2015, we accrued $51,534 net of collections, for doubtful accounts. During the three months ended June 30, 2015, we did not accrue any amounts for doubtful accounts. At June 30, 2015 and December 31, 2014 our reserve for uncollectable accounts receivables was $62,324 and $10,790, respectively.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	June 30, 2015	December 31, 2014
Office furniture and equipment	$112,049	$110,173
Machinery and equipment	11,502,983	10,560,393
Purchased software	147,547	147,547
Subtotal – property and equipment, at cost	11,762,579	10,818,113
Less accumulated depreciation	(2,778,485)	(2,139,181)
Net property and equipment	$8,984,094	$8,678,932

Depreciation expense charged to production costs and income during the three and six months ended June 30, 2015 was $323,048 and $639,304, respectively. For the three and six months ended June 30, 2014, depreciation expense charged to production costs and income was $258,101 and $512,916, respectively.

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

The Rutgers royalty-bearing license includes certain minimum royalty provisions. Royalties, assuming the minimum threshold is not met on an annual basis, payable to Rutgers for the three months ended June 30, 2015 and 2014 were $50,000 and $50,000, respectively. For the six months ended June 30, 2015 and 2014, royalties payable to Rutgers were $100,000 and $100,000, respectively.

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

During the three months ended September 30, 2014, we determined that our definite life intangible assets primarily associated with our acquired customer list was impaired and of no further value and accordingly we recorded a charge to other expenses for the remaining unamortized balance of $545,750, therefore we did not record any further amortization of definite life intangible assets during the three or six months ended June 30, 2015. For the three and six months ended June 30, 2014 we amortized to operating expenses $19,750 and $39,500, respectively of these intangible assets.

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

During the year ended December 31, 2014, our financial results for the reprocessed plastics business and our decision to transition the reprocessing plastics business to a facility extruding our historical proprietary products, represented a triggering event requiring a goodwill impairment test. During the year ended December 31, 2014, we tested the goodwill intangible asset associated with the acquisition in November 2013 of the reprocessed plastics business. Based on our test for impairment done during the year ended December 31, 2014, we determined there was no impairment of the goodwill. Based on the results of six months ended June 30, 2015, we determined that our recent experience of financial results represents a triggering event requiring a goodwill impairment test. Goodwill totaled $1.5 million as of both June 30, 2015 and December 31, 2014. We were unable to reasonably estimate the amount of goodwill impairment, if any, during the six months ended June 30, 2015 and will complete our impairment test during the three months ended September 30, 2015.

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

Basic earnings or loss per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share include the effects on our weighted average number of common shares outstanding of the potential dilution of (i) outstanding options and warrants, as determined using the treasury stock method and (ii) convertible securities as determined using the as-if converted method. For the three and six months ended June 30, 2015 there was no dilutive effects of such securities as we incurred a net loss for that period.

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

At June 30, 2015, four of our customers had unpaid accounts due us representing 33%, 15%, 12% and 11% of our accounts receivable balance at June 30, 2015. At December 31, 2014, two of our customers had unpaid accounts due us representing 35% and 28% of our accounts receivable balance at December 31, 2014.

(o)	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) . The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. The ASU is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard in 2018.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At June 30, 2015, we had a working capital deficit of $6.9 million, a stockholders’ deficit of $27.6 million and have accumulated losses to date of $82.0 million.  Additionally, $6.4 million of our 12% secured notes and $1.0 million of our 12% convertible promissory notes, were due on June 30, 2015 and are due upon demand by the noteholders (see Note 6). This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations. We are actively seeking additional capital to take us through our current phase of growth, and consequently, we have adjusted our capacity expansion projects, engaged in discussions with our industry partners, realigned manufacturing activities with existing customer obligations, and continue to actively manage our inventory to meet customer expectations and commitments. We have engaged strategic and financial advisors to hasten the process of developing additional sources of public or private capital investments. There is no assurance that we will be successful in raising sufficient funds to assure our eventual profitability. We believe that actions planned and presently being taken to revise our operating and financial requirements provide us the opportunity to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories consisted of:

	June 30, 2015	December 31, 2014

Finished products	$5,903,133	$5,202,608
Production materials	678,715	777,849
Total inventories	$6,581,848	$5,980,457

Note 4 - Accrued Liabilities

The components of accrued liabilities are:

	June 30, 2015	December 31, 2014
Interest	$789,856	$398,157
Rent	457,483	335,096
Payroll	250,594	127,635
Royalties	150,305	132,593
Real estate taxes	124,043	92,549
Board of director fees	62,500	31,000
Miscellaneous	2,497	44,090
Total accrued liabilities	$1,837,278	$1,161,120

Note 5 - Derivative Liabilities

8% Convertible Promissory Notes (2012) – Conversion Option and Warrants

Prior to, and through April 8, 2014, we issued 8% convertible promissory notes (the “8% Notes (2012)”). See Note 6 for further discussion. The 8% Notes (2012) met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 8% Notes (2012), into shares of our common stock. The 8% Notes (2012) were issued with a warrant to purchase shares of our common stock. Both the conversion option and the warrants are derivative liabilities. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. The warrants do not qualify as equity under ASC 815. Accordingly, changes in the fair value of these warrant and conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the 8% Notes (2012) were exchanged for shares of common stock resulting in no derivative liability for the warrants at and after June 30, 2014.

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The aggregate fair value of all the conversion options on June 30, 2015 was insignificant. The $381,000 and $2.0 million decrease in the fair value of this derivative liability during the three and six months ended June 30, 2015, respectively was recorded as a change in derivative liability in the statement of operations.

12% Convertible Promissory Notes – Conversion Option

During the three months ended September 30, 2014, we issued 12% convertible promissory notes (the “12% Notes”). See Note 6 for further discussion. The 12% Notes met the definition of a hybrid instrument, as defined in the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The hybrid instrument was composed of a debt instrument, as the host contract, and an option to convert the debt outstanding under the terms of the 12% Notes, into shares of our common stock. The conversion option is a derivative liability. The conversion option derives its value based on the underlying fair value of the shares of our common stock which is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with the conversion option derivative are based on the common stock fair value. Accordingly, changes in the fair value of the conversion option liabilities are immediately recognized in earnings and classified as a change in fair value in the statement of operations.

We determined the fair value of the conversion option derivative liability on the date of issuance and recorded the fair value as a discount to the debt and a derivative liability. The fair value of the conversion option on June 30, 2015 was $176,000. The $18,000 and $107,000 increase in the fair value of this derivative liability during the three and six months ended June 30, 2015, respectively was recorded as a change in derivative liability in the statement of operations.

The estimated fair values of the derivative liabilities associated with the 8% Notes (2012) and the 12% Notes, for the conversion options and warrants issued through and as of June 30, 2015 were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	June 30, 2015

Volatility	40.0% to 45.0%	35.0%
Risk-free interest rate	0.11% to 0.3%	0.01%
Dividend yield	0.0%	0.0%
Expected life	1.1 to 1.6 years	0.17 years

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the fair value at June 30, 2015 of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 85%, (iii) a risk-free interest rate 0.3%, and (iv) an expected life of approximately 1 year. The fair value of the warrant liability at June 30, 2015 and December 31, 2014 was $121 and $52,720, respectively.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of June 30, 2015 and December 31, 2014 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of June 30, 2015
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value
12% Convertible promissory notes:
Conversion option	$-	$-	$176,000	$176,000
Derivative liabilities - Current	-	-	176,000	176,000
Placement agent warrants - Non-current	-	-	121	121
Derivative liabilities - Total	$-	$-	$176,121	$176,121

	As of December 31, 2014
				Derivative
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value
8% Convertible promissory notes:
Conversion option	$-	$-	$1,984,000	$1,984,000
12% Convertible promissory notes:
Conversion option	-	-	69,000	69,000
Derivative liabilities - Current	-	-	2,053,000	2,053,000
Placement agent warrants - Non-current	-	-	52,720	52,720
Derivative liabilities - Total	$-	$-	$2,105,720	$2,105,720

The following table is a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value during the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015
		Fair Value
	Balance - April 1,	of Derivative	Change in	Balance - June 30,
	2015	Liability	Fair Value	2015

8% Convertible promissory notes:
Conversion option	$381,000	$-	$(381,000)	$-
12% Convertible promissory notes:
Conversion option	158,000	-	18,000	176,000
Derivative liabilities - Current	539,000	-	(363,000)	176,000
Placement agent warrants - Non-current	52,720	-	(52,599)	121
Derivative liabilities - Total	$591,720	$-	$(415,599)	$176,121

	For the Six Months Ended June 30, 2015
		Fair Value
	Balance - January 1,	of Derivative	Change in	Balance - June 30,
	2015	Liability	Fair Value	2015

8% Convertible promissory notes:
Conversion option	$1,984,000	$-	$(1,984,000)	$-
12% Convertible promissory notes:
Conversion option	69,000	-	107,000	176,000
Derivative liabilities - Current	2,053,000	-	(1,877,000)	176,000
Placement agent warrants - Non-current	52,720	-	(52,599)	121
Derivative liabilities - Total	$2,105,720	$-	$(1,929,599)	$176,121

	For the Three Months Ended June 30, 2014
		Fair Value
	Balance - April 1,	of Derivative	Change in	Balance - June 30,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$8,404,000	$2,960,000	$(669,000)	$10,695,000
Warrants	3,351,000	-	(3,351,000)	-
Derivative liabilities - Current	11,755,000	2,960,000	(4,020,000)	10,695,000
Placement agent warrants - Non-current	175,221	-	(55,518)	119,703
Derivative liabilities - Total	$11,930,221	$2,960,000	$(4,075,518)	$10,814,703

	For the Six Months Ended June 30, 2014
		Fair Value
	Balance - January 1,	of Derivative	Change in	Balance - June 30,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$12,400,000	$3,985,139	$(5,690,139)	$10,695,000
Warrants	4,790,000	391,365	(5,181,365)	-
Derivative liabilities - Current	17,190,000	4,376,504	(10,871,504)	10,695,000
Placement agent warrants - Non-current	296,194	-	(176,491)	119,703
Derivative liabilities - Total	$17,486,194	$4,376,504	$(11,047,995)	$10,814,703

Note 6 - Debt

The components of our debt are summarized as follows:

	Due	June 30, 2015	December 31, 2014
8% convertible promissory notes (2012)	Beginning in August 2017	$16,628,188	$16,628,188
12% revolving credit facility	December 31, 2015	2,300,000	2,000,000
3% promissory note	February 1, 2018	236,201	279,843
4.25% bank term loans	November 15, 2018	4,400,000	4,400,000
8% convertible promissory notes (2014)	June 11, 2019	2,000,000	2,000,000
12% convertible promissory notes	June 30, 2015	1,000,000	1,000,000
5% bank term loan	September 18, 2017	4,000,000	4,000,000
12% secured notes	June 30, 2015	6,394,664	1,950,000
Subtotal		36,959,053	32,258,031
Less debt discount		(2,971,525)	(4,360,647)
Subtotal – net of debt discount		33,987,528	27,897,384
Less current portion		(9,862,533)	(5,011,738)
Total – long term debt		$24,124,995	$22,885,646

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

Interest expense for the three months ended June 30, 2015 and 2014 was $336,259 and $340,014, respectively. For the six months ended June 30, 2015 and 2014, interest expense was $683,848 and $605,896, respectively. Accrued interest at June 30, 2015 was $336,259.

The issuance costs of approximately $146,741, plus the fair values at issuances of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the 2012 Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 2012 Notes. During the three months ended June 30, 2015, and 2014 we amortized $356,922 and $468,673, respectively of the discount to other expenses in our statement of operations. During the six months ended June 30, 2015 and 2014, we amortized $743,239 and $848,468, respectively. At June 30, 2015, the unamortized discount was $1.7 million. See Note 5 for further discussion of these derivative liabilities.

12% Revolving Credit Agreement

During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) with MLTM Lending, LLC, a Maryland limited liability company (“MLTM”), and Samuel G. Rose (“Rose” and together with MLTM, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of our common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of our common stock for 20 consecutive trading days prior to the interest payment date. Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). During the year ended December 31, 2013, we borrowed $2,000,000 less fees, under the Revolving Loan Agreement which remained outstanding through June 30, 2015. In addition, during the three months ended June 30, 2015, certain letters of credit supported by this Revolving Loan Agreement were presented for payment and are outstanding under this Revolving Loan Agreement in the total amount of $300,000. Letters of credit, aggregating $140,000, remain outstanding at June 30, 2015.

As consideration for the revolving loans extended under the Revolving Loan Agreement, with respect to the year ending December 31, 2013, and prior to each of December 31, 2014 and 2015, we are required to issue to the Lenders an aggregate of 200,000 shares of our common stock during each such calendar year, up to a total of 600,000 shares of our common stock. The fair value of this common stock on the date of issue is recorded as a discount to the revolving loan debt and is amortized to other expenses in our statement of operations over the annual period. Pursuant to the terms of the Revolving Loan Agreement, through June 30, 2015 we have issued 400,000 shares of common stock. As consideration for MLTM providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of our common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of our common stock valued at a price equal to the average of the Weighted Average Price of a share of our common stock for the 20 consecutive trading days prior to the date of payment. The issuance of the shares of common stock results in additional interest expense.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we and the Lenders entered into a Security Agreement pursuant to which the Borrowers were granted a security interest and lien in all of our accounts receivable and inventory to secure the Borrowers’ obligations under the Revolving Loan Agreement.

Interest expense for the three months ended June 30, 2015 and 2014 was $62,667 and $60,054. For the six months ended June 30, 2015, interest expense was $124,474 and $127,111, respectively. Of the $62,667 of interest expense for the three months ended June 30, 2015, $22,222 was paid in cash or is to be paid in cash and the balance of $40,445 is to be paid in shares of common stock.

The issuance costs plus the fair values of the shares of our common stock issued annually as consideration for the revolving loans and the letter of credit support, are recorded as a discount to the revolving loans. This debt discount is amortized to other expenses in our statement of operations over the annual period ending November 30. During the three months ended June 30, 2015 and 2014, we amortized $29,378 and $40,307, respectively of the discount to other expenses in our statement of operations. For the six months ended June 30, 2015 and 2014, we amortized $70,641 and $96,920, respectively.

3% Promissory Note

On November 15, 2013, our subsidiary, Axion Recycled Plastics Incorporated (“Axion Recycling”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Axion Recycling acquired certain assets relating to the operation of a recycled plastics facility located in Zanesville, Ohio (the “Facility”). As a component of the consideration paid by Axion Recycling for these asset was the assumption of a 3% promissory note (the “Promissory Note”) with a remaining principal balance of $236,201 as of June 30, 2015. The principal and interest at 3% per annum, is payable in eighty-four monthly installments with the last installment due on February 1, 2018.

The payment of the Promissory Note and all interest thereon is secured by a first interest in certain equipment owned by Axion Recycling. We may prepay the Promissory Note at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty.

Interest expense for the three months ended June 30, 2015 and 2014 of $1,881 and $2,528, respectively and for the six months ended June 30, 2015 and 2014 of $3,926 and $5,214, respectively was paid in cash.

4.25% Bank Term Loans

During the year ended December 31, 2013, we purchased certain tangible and intangible assets including property and equipment of a plastics recycling company, which were funded, in part, by term loans (the “Bank Term Loans”) made by The Community Bank in the aggregate principal amounts of $1,000,000 and $3,500,000. Each of the Bank Term Loans bears interest at 4.25% per annum and matures on November 15, 2018. With respect to principal payments under the Bank Loans, $100,000 is due on each of November 15, 2014 and 2015, $250,000 is due on each of November 15, 2016 and 2017, and the balance of the principal amounts outstanding under the Bank Term Loans is due on November 15, 2018. The Bank Term Loans may be prepaid in full or in part at any time without premium or penalty. The Community Bank may accelerate all amounts due under the Bank Term Loans, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the documents.

The Bank Term Loans are secured by a security interested in all of the equipment we purchased pursuant to this transaction and in certain of our equipment located at our Waco, Texas facility.

Interest expense for the three months ended June 30, 2015 and 2014 of $47,800 and $48,875, respectively and for the six months ended June 30, 2015 and 2014 of $94,562 and $96,688, respectively was paid in cash.

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

The fair value of the conversion option derivative liability at issuance, was recorded as a discount to the 2014 Notes. This debt discount is amortized to other expenses in our statement of operations over the term of the 2014 Notes. During the three and six months ended June 30, 2015, we amortized $259,840 and $541,080, respectively of the discount to other expenses in our statement of operations. At June 30, 2015, the unamortized discount was $1.2 million. See Note 5 for further discussion of this derivative liability.

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

Interest expense for the three and six months ended June 30, 2015 was $40,444 and $80,444, respectively and the corresponding periods for 2014 was $6,444 and $6,444, respectively and was paid in cash.

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

The 12% Notes, including all outstanding principal and accrued and unpaid interest, was due and payable on June 30, 2015. We have not received a notice of default or demand for payment, as we have been in negotiations with the Investors regarding the repayment of principal and unpaid interest of the 12% Notes.

Interest accrues on the 12% Notes at a rate of 12% per annum, payable monthly. Interest expense for the three and six months ended June 30, 2015 was $30,333 and $60,333, respectively and was paid in cash.

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

The Bank was induced to enter into the 5% Bank Note with the guarantee of Melvin Lenkin, Samuel Rose and Allen Kronstadt, collectively the “Investors”, (see Note 13 regarding related party transactions). In a separate agreement between the Bank and the Investors, the Investors agreed, among other terms, to guarantee to the Bank the full and punctual payment of all obligations which we have with the Bank in connection with the 5% Bank Note.

Interest expense for the three and six months ended June 30, 2015 of $50,556 and $100,556, respectively was paid in cash prior.

12% Secured Notes

Through June 30, 2015 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 13 regarding related party transactions) an aggregate principal amount of $6,394,664 of our 12% Secured Notes. Pursuant to the terms of the Pledge Agreement entered into contemporaneous with the 12% Secured Notes, we provided a security interest in favor of the Investors in all of our rights, title and interest in the pledged shares of common stock of certain wholly-owned subsidiaries of the Company.

The 12% Secured Notes, including all outstanding principal and accrued and unpaid interest, were due and payable on June 30, 2015. We have not received a notice of default or demand for payment, as we have been in negotiations with the Investors regarding the repayment of principal and unpaid interest of the 12% Secured Notes.

Interest accrues on the 12% Secured Notes at a rate of 12% per annum. Interest expense for the three and six months ended June 30, 2015 was $193,971 and $333,141, respectively and will be paid in cash, at maturity.

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

The Preferred Stock when issued was a hybrid instrument comprised of a (i) a preferred stock, (ii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”) and (iii) a warrant to purchase shares of our common stock to be issued if a certain revenue milestone (the “Revenue Milestone”) was not achieved (the “Make Good Warrant”), as an embedded derivative liability. The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying preferred stock. Since, at issuance the number of shares of common stock which the Make Good Warrant would be exercisable into, was not determinable, and since the fair value of the Make Good Warrants was deemed improbable, we did not record a derivative liability. See Note 5 for further discussion on these derivative liabilities.

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

There were no conversions during the three and six months ended June 30, 2015 or 2014.

The Preferred Stock outstanding at June 30, 2015, is convertible into 9.4 million shares of our common stock pursuant to the Revised Conversion Terms or the original terms, where applicable.

Historically, since the Preferred Stock could ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

Our dividend payable on June 30, 2015 of $169,157 was paid, in lieu of cash, with 1,409,638 shares of common stock, which were issued subsequent to June 30, 2015.

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

Note 8 - Stockholders’ Equity

We are authorized to issue up to 250,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 74,065,254 and 70,825,215 shares of common stock issued and outstanding at June 30, 2015 and December 31, 2014, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 682,998 shares of 10% convertible preferred stock at June 30, 2015 and December 31, 2014. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Six Months Ended June 30, 2015

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

During March 2015, we issued 1,667 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $468.

During July 2015, we issued 557,856 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $172,935.

During July 2015, we issued 1,121,256 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $347,589.

During July 2015, we issued 134,862 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $41,807.

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

During the six months ended June 30, 2015, we awarded options to purchase 3.3 million shares of our common stock at an exercise price of $0.30 and 600,000 shares of our common stock at an exercise price of $0.27, to our leadership team. The right to exercise these options vests in 90 days of the award. We estimated the fair value of these options to be $800,826 which was charged to expense in our statement of operations during the period. We use the Black-Scholes option pricing model to estimate the fair values, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rates of 1.5%, and (iv) expected lives of five years.

In addition to the options which vested on the date of award during the six months ended June 30, 2015, certain options that we amortize over multiple vesting periods, where amortized over the six months ended June 30, 2015. We charged to operating expenses $36,838 during the six months ended June 30, 2015.

The following table summarizes our stock option activity for the six months ended June 30, 2015:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2015	4,128,128	$1.04
Granted	3,900,000	0.30
Exercised	-	-
Cancelled	(228,128)	1.10
Balance, June 30, 2015	7,800,000	$0.66

The following table summarizes options outstanding at June 30, 2015:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Issuable	Price	(Years)	Value

Exercisable	6,510,000	$0.66	3.5	$-
Not vested	1,290,000	0.69	3.8	-
Balance, June 30, 2015	7,800,000	$0.66	3.5	$-

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the six months ended June 30, 2015:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2015	1,166,146	$1.13
Granted	-	-
Exercised	-	-
Expired	(176,176)	0.94
Balance, June 30, 2015	989,970	$1.16

The following table sets forth the warrants outstanding at June 30, 2015:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible preferred stock – warrants	580,000	1.00
Consultants	409,970	1.39
Total	989,970	$1.16

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

Note 11 - Business Concentration

During the three and six months ended June 30, 2015, we sold products to two customers accounting for 47%, and 13%, and to two customers accounting for 26% and 14%, respectively of our total revenues. During the three and six months ended June 30, 2014, we sold products to two customers accounting for 16%, and 14%, and to two customers accounting for 19% and 14%, respectively of our total revenues.

During the three and six months ended June 30, 2015, no vendors accounted for more than 10% of our purchases of raw materials and other products and services. During the three months ended June 30, 2014, two vendors accounted for 13% and 11% of our purchases. During the six months ended June 30, 2014, no vendors accounted for more than 10% of our total purchases.

Note 12 - Commitments and Contingencies

Operating leases

During the year ended December 31, 2013, we entered into an assignment of the original lease for our Zanesville, OH facility, effective November 15, 2013 at an initial monthly lease payment of $25,750. Our monthly rent for June 2015 was $27,318. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. Our rent expense, for the three and six months ended June 30, 2015 was $95,784 and $191,568, respectively and our deferred rent at June 30, 2015 was $108,067. This facility also serves as our corporate headquarters.

Effective September 1, 2013, we signed a ten year lease for our production facility in Waco, Texas which provides five additional five-year extensions. Monthly rent expense for the first year of the lease and for June 2016 was $21,875 and $22,531, respectively. The lease includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 35-year term of the initial lease plus all extensions. Our rent expense for the three and six months ended June 30, 2015 was $113,366 and $226,732 and our deferred rent at June 30, 2015 was $349,416.

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

Our proprietary technologies are derived in part from material compositions of matter, processing and use and design patents held by Rutgers University, which have been exclusively licensed to us in February 2007 for United States, Canada, Central and South America, the Caribbean Territory, South Korea, Saudi Arabia, Russia, Mexico and China (where we are a co-licensee). Patents do not exist in all countries for which a license has been granted to us. Although our license agreement with Rutgers also includes know-how, we do not believe that any proprietary know-how is attributable to, or has been obtained by us from, Rutgers so that we may not have exclusivity in all countries licensed to us where patents do not exist. Conversely, our position as to our licensed rights also enables Axion to market its products in countries licensed to others in which patents have not been filed. The Rutgers patents have limited remaining lives and will start expiring in 2016.

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  The Rutgers royalty-bearing license includes certain minimum royalty provisions of $200,000 per year. Royalties incurred and payable to Rutgers for product sales, for the three months ended June 30, 2015 and 2014 was $40,465 and $29,215, respectively. For the six months ended June 30, 2015 and 2014, royalties on product sales payable to Rutgers was $72,754 and $73,578, respectively.

Litigation

From time to time we may be subject to various other routine legal matters incidental to our business, but we do not believe that they would have a material adverse effect on our financial condition or results of operations.

Note 13 - Related Party Transactions

Samuel G. Rose and Julie Walters

Pursuant to the terms of the Purchase Agreement associated with out 8% convertible promissory notes (see note 6), Samuel G. Rose was appointed to our board of directors on August 4, 2014 and resigned on June 9, 2015. Mr. Rose and Julie Walters own in excess of 5% of our outstanding common stock.

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

For the three and six months ended June 30, 2015, Mr. Rose and Ms. Walters received or will receive an aggregate of 206,381 and 288,062, respectively shares of common stock as dividend payments on the Preferred Stock held by them.

8% Convertible Promissory Notes (2012). Effective April 25, 2012, we entered into a Memorandum of Understanding (the “MOU”) with Mr. Rose and several other investors. Pursuant to the MOU, we issued to Mr. Rose a demand promissory note (the “Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Demand Note at a rate of 8.0% per annum. On August 24, 2012, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Rose, MLTM Lending, LLC, Allen Kronstadt and certain other investors (the “Note Purchase Agreement Investors”), pursuant to which, as of June 30, 2015, we have issued and sold to Mr. Rose an aggregate principal amount of $5,209,260 of our 8.0% convertible promissory notes (the “8% Notes - 2012”) which are initially convertible into shares of our common stock, at a conversion price equal to $0.40 per share of common stock, subject to adjustment as provided on the terms of the 8% Notes - 2012, and associated warrants (the “8% Note Warrants”) to purchase, in the aggregate, 13,023,151 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants issued at such closing, Mr. Rose converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Demand Note and paid us in cash for the balance. For the six months ended June 30, 2015, Mr. Rose has received 351,265 shares of common stock as interest payments under the 8% Notes - 2012 held by him. We have accrued interest under the 8% Notes – 2012 for the three months ended June 30, 2015 in the amount of $105,343, but shares of common stock in payment of this interest have not been issued subsequent to June 30, 2015.

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

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which Mr. Rose along with MLTM Lending LLC (the “Lenders”) had agreed to lend us up to $1.0 million each on a revolving basis. Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). As of June 30, 2015, Mr. Rose had provided $1.0 million pursuant to the Revolving Loan Agreement.

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to each Lender 100,000 shares of common stock, upon signing of the Revolving Loan Agreement and again prior to December 31, 2014 and 2015. Through June 30, 2015, Mr. Rose has received a total of 200,000 shares of common stock.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

For the three and six months ended June 30, 2015, we paid $10,111 and $20,111, respectively in interest. In addition, we issued to Mr. Rose 67,431 shares of common stock as payment of interest for the three months ended March 31, 2015 and accrued $20,222 for interest for the three months ended June 30, 2015.

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

For the three and six months ended June 30, 2015, we paid Mr. Rose $13,481 and $26,815, respectively of interest on the 8% Notes – 2014.

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to Mr. Rose, an aggregate principal amount of $333,333 of our 12% Notes which are initially convertible into shares of our common stock, subject to adjustment as provided on the terms of the 12% Notes, at any time prescribed by the Investors at a conversion price equal to 85% of the weighted average price of a share of common stock for the ten consecutive trading days prior to the conversion date. The 12% Notes mature on June 30, 2015. We have not received a notice of default or demand for payment, as we have been in negotiations with Mr. Rose regarding the repayment of principal and unpaid interest of the 12% Notes.

For the three and six months ended June 30, 2015, we paid Mr. Rose $10,111 and $20,111, respectively of interest on the 12% Notes.

12% Secured Notes. During the six months ended June 30, 2015 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to Mr. Rose, an aggregate principal amount of $1,777,888 of our 12% Secured Notes. Mr. Rose holds $2,427,888 of our 12% Secured Notes as of June 30, 2015. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us. We have not received a notice of default or demand for payment, as we have been in negotiations with Mr. Rose regarding the repayment of principal and unpaid interest of the 12% Secured Notes.

For the three and six months ended June 30, 2015, we’ve accrued interest for payment to Mr. Rose at maturity of $73,646 and $124,370 on the 12% Secured Notes.

A summary of the transactions entered into through June 30, 2015 with Mr. Rose and Ms. Walter is as follows:

		Common Stock
		Equivalent,
	Principal	If Converted

10% convertible preferred stock	$1,000,000	1,428,571
8% convertible notes (2012)	5,209,260	13,023,151
12% revolving	1,000,000	-	(i)
8% convertible notes (2014)	666,666	2,500,000
12% convertible promissory notes	333,333	3,030,300	(ii)
12% secured notes	2,427,888	-	(i)

TOTAL	$10,637,147	19,982,022

(i) not convertible into shares of common stock.

(ii) assumes a 10-day volume weighted average price was $0.11.

MLTM Lending, LLC and the ML Dynasty Trust

MLTM Lending, LLC and the ML Dynasty Trust beneficially own in excess of 5% of our outstanding stock. Pursuant to the Schedule 13D filings made by MLTM Lending, LLC and the ML Dynasty Trust, the ML Dynasty Trust shares with MLTM the power to vote or direct the vote of, and to dispose or direct the disposition of, greater than 5% of our outstanding stock. Thomas Bowersox, a prior member of our board of directors (resigned on June 9, 2015), is a trustee of the ML Dynasty Trust.

8% Convertible Promissory Notes (2012). Pursuant to the MOU, we issued to MLTM Lending, LLC a Demand Note (the “MLTM Demand Note”) in the principal amount of $1,426,667. Interest accrued on the unpaid principal balance of the MLTM Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of June 30, 2015, we have issued and sold to MLTM Lending, LLC an aggregate principal amount of $4,888,444 of our 8% Notes - 2012 and associated 8% Note Warrants to purchase, in the aggregate, 12,221,112 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. In consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants, MLTM Lending, LLC converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the MLTM Demand Note and paid us in cash for the balance. For the three and six months ended June 30, 2015, MLTM Lending, LLC has received 329,633 shares of common stock as interest payments under the 8% Notes that it holds. We have accrued interest under the 8% Notes – 2012 for the three months ended June 30, 2015 in the amount of $98,855, but shares of common stock in payment of this interest have not been issued subsequent to June 30, 2015.

Pursuant to our Tender Offer, MLTM Lending, LLC received 10.2 million shares of common stock in exchange for their 8% Note Warrants to purchase 12.2 million shares of common stock.

The terms of the 8% Notes – 2012, the 8% Note Warrants and the Tender Offer are described above.

Revolving Credit and Letter of Credit Support Agreement. During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) pursuant to which MLTM Lending LLC and Mr. Rose (the “Lenders”) have agreed to lend us up to $1.0 million each on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM Lending, LLC will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of common stock for 20 consecutive trading days prior to the interest payment date. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). As of June 30, 2015, MLTM Lending, LLC had provided $1.0 million pursuant to the Revolving Loan Agreement and supported $140,000 of outstanding letters of credit. In addition, during the three months ended June 30, 2015, certain letters of credit issued under the LC Sublimit were presented for payment and are outstanding under this Revolving Loan Agreement in the total amount of an additional $300,000.

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

As consideration for the revolving loans extended under the Revolving Loan Agreement, we agreed to issue to each Lender 100,000 shares of common stock, upon signing of the Revolving Loan Agreement and again prior to December 31, 2014 and 2015. Through June 30, 2015, MLTM Lending, LLC has received a total of 200,000 shares of common stock. As consideration for MLTM Lending, LLC providing letter of credit support, we are required to pay a letter of credit commission fee on the date of the Revolving Loan Agreement, and on each one year anniversary of the date of the Revolving Loan Agreement prior to the Maturity Date, in the amount equal to (i) 2% of the LC Sublimit in cash and (ii) shares of common stock, with an aggregate value of 4% of the LC Sublimit, with each such share of common stock valued at a price equal to the average of the Weighted Average Price of a share of Common Stock for the 20 consecutive trading days prior to the date of payment.

In connection with the entry into the Revolving Loan Agreement, pursuant to the terms thereof, we entered into a Security Agreement pursuant to which we granted a security interest and lien in all of our accounts receivable and inventory to secure the Lenders’ obligations under the Revolving Loan Agreement.

For the three and six months ended June 30, 2015, we paid MLTM Lending, LLC $10,111 and $20,111, respectively in interest. In addition, we issued to MLTM Lending, LLC 67,431 shares of common stock as payment of interest for the three months ended March 31, 2015 and accrued $20,222 for interest for the three months ended June 30, 2015.

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

For the three and six months ended June 30, 2015, we paid MLTM Lending, LLC $13,481 and $26,814, respectively of interest on the 8% Notes – 2014.

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $333,334 of our 12% Notes which are initially convertible into shares of our common stock, subject to adjustment as provided on the terms of the 12% Notes, at any time prescribed by the Investors at a conversion price equal to 85% of the weighted average price of a share of common stock for the ten consecutive trading days prior to the conversion date. The 12% Notes mature on June 30, 2015. We have not received a notice of default or demand for payment, as we have been in negotiations with MLTM Lending, LLC regarding the repayment of principal and unpaid interest of the 12% Notes.

For the three and six months ended June 30, 2015, we paid MLTM Lending, LLC $10,111 and $20,111, respectively of interest on the 12% Notes.

12% Secured Notes. During the three months ended March 31, 2015 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to MLTM Lending, LLC, an aggregate principal amount of $888,888 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us. We have not received a notice of default or demand for payment, as we have been in negotiations with MLTM Lending, LLC regarding the repayment of principal and unpaid interest of the 12% Secured Notes.

For the three and six months ended June 30, 2015, we’ve accrued interest for payment to MLTM Lending, LLC at maturity of $46,680 and $84,106, respectively on the 12% Secured Notes.

A summary of the transactions entered into with MLTM Lending, LLC is as follows:

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$4,888,444	12,221,112
12% revolving	1,000,000	-	(i)
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,334	3,030,309	(ii)
12% secured notes	1,538,888	-	(i)

TOTAL	$8,427,333	17,751,421

(i) not convertible into shares of common stock.

(ii) assumes 10-day volume weighted average price was $0.11.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement and resigned on June 9, 2015.

8% Convertible Promissory Notes (2012). Pursuant to the MOU, we issued to Mr. Kronstadt a demand promissory note (the “Kronstadt Demand Note”) in the principal amount of $1,666,667.  Interest accrued on the unpaid principal balance of the Kronstadt Demand Note at a rate of 8.0% per annum. Pursuant to the Purchase Agreement, as of December 31, 2014, we have issued and sold to Mr. Kronstadt an aggregate principal amount of $5,209,297 of our 8% Notes - 2012 and 8% Note Warrants to purchase, in the aggregate, 13,023,243 shares of common stock, subject to adjustment as provided on the terms of the 8% Note Warrants. At the initial closing under the Purchase Agreement, in consideration for the issuance of the 8% Notes - 2012 and the 8% Note Warrants at such closing, Mr. Kronstadt converted the aggregate principal amount outstanding, together with all accrued and unpaid interest, under the Kronstadt Demand Note and paid us in cash for the balance. For the three months ended March 31, 2015, Mr. Kronstadt has received 351,268 shares of common stock as interest payments under the 8% Notes - 2012 that he holds. We have accrued interest under the 8% Notes – 2012 for the three months ended June 30, 2015 in the amount of $105,344, but shares of common stock in payment of this interest have not been issued subsequent to June 30, 2015.

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

For the three and six months ended June 30, 2015, we paid Mr. Kronstadt $13,481 and $26,814, respectively of interest on the 8% Notes – 2014.

12% Convertible Promissory Notes. During the three months ended September 30, 2014 pursuant to the terms of our 12% convertible promissory notes (the “12% Notes”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $333,333 of our 12% Notes which are initially convertible into shares of our common stock, subject to adjustment as provided on the terms of the 12% Notes, at any time prescribed by the Investors at a conversion price equal to 85% of the weighted average price of a share of common stock for the ten consecutive trading days prior to the conversion date. The 12% Notes mature on June 30, 2015. We have not received a notice of default or demand for payment, as we have been in negotiations with Mr. Kronstadt regarding the repayment of principal and unpaid interest of the 12% Notes.

For the three and six months ended June 30, 2015, we paid Mr. Kronstadt $10,111 and $20,111, respectively of interest on the 12% Notes.

12% Secured Notes. During the three months ended March 31, 2015 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to Mr. Kronstadt, an aggregate principal amount of $1,777,888 of our 12% Secured Notes. The 12% Secured Notes mature on June 30, 2015 and are secured by a pledge of the common shares of Axion International, Inc. and Axion Recycled Plastics Incorporated, owned by us. We have not received a notice of default or demand for payment, as we have been in negotiations with Mr. Kronstadt regarding the repayment of principal and unpaid interest of the 12% Secured Notes.

For the three and six months ended June 30, 2015, we’ve accrued interest for payment to Mr. Kronstadt at maturity of $73,646 and $124,666 on the 12% Secured Notes.

A summary of the transactions entered into with Mr. Kronstadt is as follows:

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$5,209,297	13,023,243
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,333	3,030,300	(ii)
12% secured notes	2,427,888	-	(i)
TOTAL	$8,637,185	18,553,543

(i) not convertible into shares of common stock.

(ii) assumes 10-day volume weighted average price was $0.11.

Note 14 – Subsequent Events

Promissory Note and Security Agreement

Subsequent to June 30, 2015, we entered into a Promissory Note and Security Agreement (“Note”) with Allen Kronstadt, who beneficially owns in excess of 5% of our outstanding stock and was a member of our board of directors from September 11, 2012 to June 9, 2015, in the amount of $326,350 which guaranteed funds provided by Mr. Kronstadt in the form of a cashier’s check which served as a bid bond for a procurement process by one of our municipal customers. The Note provides for interest of 12% per annum, matures on November 5, 2015 and allows us to prepay the Note at any time. We secured the Note by providing Mr. Kronstadt with a security interest in all of our unencumbered assets at any time.

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

Axion Recycled Plastics Incorporated, an Ohio corporation and wholly-owned subsidiary of Axion (“Axion Recycled Plastics”) was established to purchase the certain tangible and intangible assets of a plastics recycling company during November 2013. Through June 30, 2014, we operated Axion Recycled Plastics as a separate business segment. In August, 2014, we announced an acceleration of our business strategy to use the reprocessed plastics Axion Recycled Plastics produces and the facility in which it operates primarily in our engineered products segment, thereby eliminating Axion Recycled Plastics as a separate business segment. We made this change because of the additional manufacturing capacity we require to meet the expected demands for our engineered products coupled with the higher profit margins we can achieve from our engineered products in comparison to our reprocessed plastics.

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

For the past seven years, our products have been tested and validated in order to establish their structural strength. Our rail ties have been subjected to long-term performance testing, in which they have been under constant traffic in various environmental conditions. Short-span bridges have been constructed with our engineered products that have supported tanks and trains. We are in a position to expand upon this foundation we built through years of successful applications. When coupled with enhanced manufacturing capacity and process refinements, these foundational achievements should lead to a significant increase in commercial activity.

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

Our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with the production of the finished product. Prior to 2013, we utilized third-party manufacturers. Beginning in 2013, we initiated production of our finished products within a leased facility utilizing our own employees. Additionally, in late 2013 we acquired the assets of a plastics recycling business and began to reprocess recycled plastics for use in our own finished products and to sell to customers for use in their finished products. During the three months ended September 30, 2014, we began the conversion of that facility from reprocessing plastics to processing of both molded and continuously extruded engineered products. Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency with which we plan and execute our manufacturing processes.

Historically, we have not had significant warranty replacements, but on occasion, due to our customer’s improper installation or handling of our engineered products, we will replace product. Although from time to time we do replace our engineered products based on customer relationship reasons, we do not anticipate additional significant situations where we might again replace improperly installed products and therefore do not provide for future warrant expenses.

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

Results of Operations - Comparison of the Three and Six Months Ended June 30, 2015 and 2014

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

Revenues

We derive our revenues through the sale of our products to the domestic and international rail industries, the North American oil and gas and energy infrastructure markets and to industrial engineering and contracting firms. Our current engineered products consist of:

·	Composite rail ties marketed under the brand name ECOTRAX®;
·	Heavy equipment construction mats, temporary road mats, I-beams, T-beams, pilings along with tongue-and-groove planking and various sizes of boards, all marketed under the brand name STRUXURE®; and
·	COMPOSX™ our reprocessed polymer product line

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

Our ECOTRAX rail products line is marketed as a solution for deterioration problems experienced by railroads globally. Our end-use applications are not unlimited, but they are extensive. In North America where timber is relatively inexpensive, our sales efforts are directed toward what we term specialty but large-volume applications, such as ties installed in road crossings, switches, and tunnels. In regions outside of North America, market conditions are dissimilar. Factors such as bans on toxic preservatives, lack of availability of timber, and legislation favoring so-called green alternatives lead to greater market adoption in more applications internationally. Our rail applications are diverse, filling niches within a broad market spectrum within the railroad industry. Our capabilities and expertise have expanded well beyond traditional supply to include pre-plating services, as well as whole systems, including our tunnel-tie system. We employ sales strategies based on these factors to increase share and drive growth.

We’re currently marketing our STRUXURE® construction mats, which are extremely strong, durable and highly resistant to degradation in service. These mats are used at field construction sites, infrastructure expansion projects and in the oil and gas exploration industry to support heavy equipment and to transport vehicles on unpaved, wet or soft surfaces. Our unique construction mats are experiencing a strong growth in demand, enabling our next phase of production and product line expansion.

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

Our product development strategy is straightforward: develop valuable solutions for customers, test their value proposition across various criteria, and then commercialize the product with well-coordinated sales, marketing and production efforts. Following the successful introduction of STRUXURE® construction mats and the solidification of expanding ECOTRAX® rail tie opportunities, we are experiencing the need for faster transformation of our production facilities to increase capacity. We have also diversified our technologies beyond the patented technologies developed with Rutgers University and we are utilizing other structural polymer technologies in the development of construction mat lines and other product extensions into infrastructure and transportation applications

For the three months ended June 30, 2015 and 2014, we recognized revenue of $3.5 million and $4.1 million, respectively, of which $3.5 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively was attributable to our engineered products with the remainder of $1.9 million for the three months ended June 30, 2014 attributable to our reprocessed plastics business. Revenue of our engineered products increased during the three months ended June 30, 2015, as we continued to ship a large order of specialty rail products anticipated to be completed during the next quarter. As we exited the reprocessed plastics business during the prior quarter, as expected our revenue attributable to that business decreased.

For the six months ended June 30, 2015 and 2014, we recognized revenue of $5.7 million and $8.9 million, respectively, of which $5.4 million and $5.0 million, respectively was attributable to our engineered products with the remainder for each year attributable to our reprocessed plastics business.

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

In November 2013, we acquired the business assets and operations of a plastic recycling company in Ohio, which provided us the capability to procure potentially less expensive and more consistent sources of raw materials for our engineered products, and the equipment and other facility infrastructure required to eventually transition this reprocessing plastics manufacturing facility to supplement production of our engineered products. During the three months ended September 30, 2014, we converted our extrusion equipment previously used in this plastics reprocessing business to the production of our ECOTRAX® rail ties and STRUXURE® mats and building products. This facility continues to process industrial and post-consumer recycled plastics primarily for internal use.

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

For the three months ended June 30, 2015 and 2014, our costs of sales – production was $2.9 million and $5.2 million, respectively. For the three months ended June 30, 2015 and 2014, costs of sales – production for our engineered products was $2.9 million and $1.9 million, respectively with the remaining $3.3 million for the three months ended June 30, 2014, attributable to the reprocessed plastics business. As we exited the reprocess plastics business during the prior quarter, we did not have revenue or costs of sales – production for that business for the three months ended June 30, 2015.

For the six months ended June 30, 2015 and 2014, our costs of sales – production was $5.4 million and $10.8 million, respectively. For the six months ended June 30, 2015 and 2014, costs of sales – production for our engineered products was $5.0 million and $4.7 million, respectively with the remaining attributable to the reprocessed plastics business.

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

During the three months ended June 30, 2015 and 2014, we charged to costs of sales – excess capacity and inventory adjustments $1.4 million and $1.0 million, respectively, relating to the excess costs and expenses incurred to provide production capacity at our facilities and certain inventory adjustments. For the three months ended June 30, 2014, we charged $0.5 million as an adjustment to inventory to align our carrying cost with our net realizable value. We did not have any significant adjustments for the three months ended June 30, 2015.

During the six months ended June 30, 2015 and 2014, we charged to costs of sales – excess capacity and inventory adjustments $2.5 million and $1.5 million, respectively, relating to the excess costs and expenses incurred to provide production capacity at our facilities and certain inventory adjustments during the three months ended June 30, 2014 as noted previously..

As we increase our production capabilities in each facility closer to capacity and absorb the production costs incurred into our finished inventories, the excess capacity charge to costs of sales should decrease.

Gross Margin (Loss). Gross margin (loss) may vary significantly and are highly dependent on our ability to price our products properly, our price of raw materials, our production capacity versus utilization and the timing and mix of our sales. Our gross margin (loss) was impacted by our all these factors at both of our facilities, including the excess capacity within both production facilities, and still being in the early stages of our manufacturing and commercial activities. In addition, it included, inefficient manufacturing processes and methods and additional costs and expenses incurred to fulfill certain orders. In addition, during the six months ended June 30, 2015, we liquidated certain products within our inventory at lower sales prices in order to induce our customers to accept shorter payment terms to assist with our cash management.

Total costs of sales amounted to $4.3 million and $6.2 million for the three months ended June 30, 2015 and 2014, respectively, resulting in gross margin (loss) of ($0.8) million and ($2.1) million, respectively and are a result of the impacts discussed previously.

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

For the three and six months ended June 30, 2015, costs and expenses associated with product development were minimal and quality management costs and expenses were included in our production costs and allocated to finished inventory accordingly. Product development and quality management expenses were $94,572 and $174,054 for the three and six months ended June 30, 2014.

Marketing and Sales

Expenses related to marketing and sales consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, advertising, trade shows and related travel and the effect of the minimum royalty required under our licensing agreements for certain engineered products. We have decreased our marketing and sales effort as a result of limited resources, but we anticipate incurring significant marketing and sales expenses in the future. The strategy we employ in reaching out to our target markets-whether through collaborative approaches, such as joint ventures, by building our own sales and marketing infrastructure, or by sub-licensing our technology to others-will have a significant effect on our marketing and sales expenses.

Marketing and sales expenses were $128,400 for the three months ended June 30, 2015 compared to $374,875 for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, we incurred $494,568 and $675,586, respectively in marketing and sales expenses. We expect that in the future, marketing and sales expenses will increase.

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

General and administrative costs totaled $1.5 million and $20.1 million for the three months ended June 30, 2015 and 2014, respectively. The significant difference between the two periods was a charge resulting from the difference in the fair value of the common stock issued to affiliated shareholders, in exchange for the warrants tendered pursuant to our tender offer we initiated during the three months ended June 30, 2014.

For the six months ended June 30, 2015 and 2014, general and administrative costs were $2.8 million and $21.1 million, respectively.

Depreciation and Amortization

For the three months ended June 30, 2015 and 2014, we recorded depreciation expense for manufacturing and production equipment as a charge to production and depreciation for non-production equipment as a charge to general and administration expenses. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses.

Depreciation and amortization totaled $639,304 and $512,916, for the six months ended June 30, 2015 and 2014, respectively.

Other Expenses

Interest Expense. Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the three months ended June 30, 2015 and 2014, was $766,371 and $457,974, respectively, and represented the contractual interest rates payable on our debt obligations. Interest expense recognized during the six months ended June 30, 2015 and 2014, was $1.5 million and $841,631, respectively. The increase from year to year is a result of an increase in our debt to continue to fund operations and acquire fixed assets.

During the six months ended June 30, 2015 and 2014, we sold $4.7 million and $5.0 million of various debt securities, respectively.

Amortization of Debt Discounts. Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our various obligations.

During the three months ended June 30, 2015 and 2014, we recognized $646,140 and $422,678, respectively, for the amortization of various debt discounts. At the time of issuance, we recorded discounts on our debt securities primarily due to the fair value of the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period. For the three months ended March 31, 2015 and 2014, the amortization of debt discounts primarily related to the discounts associated with our 8% convertible promissory notes.

At June 30, 2015, the unamortized discounts for our convertible securities were approximately $3.0 million, primarily associated with our 8% convertible promissory notes. This unamortized discount is amortized to expense over the lives of the underlying convertible securities.

Change in Fair Value of Derivative Liabilities. Through June 30, 2015, we have issued and sold $19.6 million of our various convertible debt securities, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of the conversion options on the dates of issuance as a derivative liability and recognized that amount as a discount to our convertible debt securities. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized gains of $363,000 and $669,000 million for the three months ended June 30, 2015 and 2014, respectively as a change in fair value of this derivative liability which was recognized in our statements of operations. The fair value of this derivative liability at June 30, 2015 was estimated to be $176,000.

In addition, in conjunction with the sale and issuance of certain of these convertible debt securities, we issued warrants to purchase our common stock for which we calculated the fair value of the warrants on the dates of issuance and recorded a derivative liability and recognized the amount as a discount of our convertible debt securities. During the year ended December 31, 2014, pursuant to a tender offer to exchange all outstanding warrants for shares of common stock, these warrants were tendered and therefore there was no derivative liability at June 30, 2014. Since this derivative liability did not qualify as a fair value or cash flow hedge under ASC 815, accordingly, for the three months ended March 31, 2014, we recognized a gain of $3.4 million as a change in fair value of this derivative liability in our statement of operations.

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the three months ended June 30, 2015 and 2014, we recorded the change in fair value of this derivative liability in our statement of operations as a gain of $52,599 and 55,518, respectively. The fair value of this derivative liability at June 30, 2015 was estimated to be $121.

Income Taxes

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2014. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through June 30, 2015 has been recorded.

Liquidity and Capital Resources –Six Months Ended June 30, 2015

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

We are actively seeking capital, and consequently, we have adjusted our capacity expansion projects, engaged in discussions with our industry partners, realigned manufacturing activities based on existing customer obligations, and continue to actively manage our inventory to meet customer expectations and commitments. We have engaged strategic, financial and legal advisors to hasten the process of developing additional sources of public or private capital investments.

At June 30, 2015 we had $8.8 million in current assets and $15.8 million in current liabilities resulting in a working capital deficit of $6.9 million. This compares to a working capital deficit of $3.0 million as of December 31, 2014. Included in our current liabilities at June 30, 2015, are certain debt securities of which $7.4 million had a maturity date of June 30, 2015 and $2.3 million has a maturity date of December 31, 2015. Of the debt securities with a maturity date of June 30, 2015, we are in discussions with the debt security holders regarding modification to the terms of the original debt securities. There is no assurance that we will be successful with these negotiations and that any modifications to these debt securities will be agreed to. Our ability to pay any principal and interest on these or any other of our debt securities and to fund our planned operations, including our accounts payable balance and other liabilities, depends on our ability to raise capital and the success of our ongoing operating performance.

We used $3.6 million and $3.8 million in our operating activities for the six months ended June 30, 2015 and 2014, respectively. Our net loss for the six months ended June 30, 2015 of $6.4 million included significant impacts of several non-cash credits and charges including the effect of the change in fair value of the derivative liabilities associated with our convertible debt securities of a credit in our statement of operations for $1.9 million which was offset by several charges to other expenses aggregating $2.1 million consisting primarily of amortization of several debt discounts and payment for interest via stock-based methods .

Even though we reduced our production activities due to our liquidity situation, during the six months ended June 30, 2015 we purchased $944,466 of equipment. If we expand production capacity in the future, we would anticipate purchasing additional production equipment.

During six months ended June 30, 2015, we issued and sold to certain investors an aggregate principal amount of $4.7 million of our various debt securities. At June 30, 2015, we had $37.0 million in principal amount of debt securities and bank loans. Interest accrues on these obligations at various rates of interest, for which with certain debt or loans require the payment of interest in cash and others in shares of common stock. As noted previously, $7.4 million of these debt securities matured on June 30, 2015 and an additional $2.3 million will mature on December 31, 2015.

During the six months ended June 30, 2015, we repaid principal under the terms of a loan from a governmental organization in the amount of $43,642.

At June 30, 2015, we had $6.8 million of our 10% convertible preferred stock outstanding of which $6.1 million may not be redeemed by the holder until after December 31, 2016, pursuant to an agreement entered into between the Company and the preferred stock holders. Due to our current financial condition, Colorado law has not allowed us to redeem the balance if so requested by the preferred stock holder. Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances.

Our ability to pay principal and interest on our various debt securities and bank loans which total $37.0 million at June 30, 2015, and to fund our planned operations, including certain minimum royalties pursuant to our license agreement with Rutgers University, depends on our ability to raise capital and our future operating performance. The timing and amount of our financing needs will be highly dependent on our ability to manufacture our products at a cost which provides for an appropriate return, the success of our sales and marketing programs, our ability to obtain purchase commitments, the size of such purchase commitments and any associated working capital requirements.

At June 30, 2015, we had a working capital deficit of $6.9 million, cumulative face value of redeemable preferred stock and various debt instruments of $43.8 million, a stockholders’ deficit of $27.6 million and have accumulated losses to date of $82.0 million.  This raises substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to (i) negotiate the maturity and other terms of certain debt securities, (ii) raise capital to fund operations, and to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, (iii) continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and (iv) continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our various convertible promissory notes and other debt instruments, we continue exploring additional financing sources and there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness described below, as of June 30, 2015, we did not maintain effective internal control over financial reporting, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(i)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting regarding complex financial instruments. As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.

(ii)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. This control deficiency results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis.

We are committed to improving our financial organization, and we continue to adopt additional processes and procedures over financial reporting. If the issuance of any securities is contemplated, we will consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such financial instruments may have prior to issuance. Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

The relocation of our accounting and administrative functions in 2014 to our facility in Ohio, has allowed for the proper segregation of duties and provided more checks and balances within the department. The additional accounting and administrative personnel will continue to allow for the cross training needed to support us if personnel turn-over occurs within the department. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three or six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During March 2015, we issued 1,667 shares of common stock to a consultant pursuant to terms of an agreement, with a fair value on the date of issue of $468.

During July 2015, we issued 557,856 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $172,935.

During July 2015, we issued 1,121,256 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $347,589.

During July 2015, we issued 134,862 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $41,807.

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

Axion International Holdings, Inc.

Date: August 14, 2015	/s/ Claude Brown
Claude Brown
Chief Executive Officer

Date: August 14, 2015	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

