Form 10-Q
period 2015-09-30
AXION INTERNATIONAL HOLDINGS, INC.
filed 2015-11-16
CIK 753048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock, without par value, as of November 13, 2015 was 67,484,214.

1

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$153,087	$221,437
Accounts receivable, net of allowance	1,121,112	1,109,524
Inventories	3,987,870	5,980,457
Prepaid expenses	127,252	294,053
Total current assets	5,389,321	7,605,471

Property and equipment, net	8,660,157	8,678,932
Goodwill	1,492,132	1,492,132
Total assets	$15,541,610	$17,776,535

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,836,521	$2,417,803
Accrued liabilities	2,489,436	1,161,120
Customer deposits	98,050	-
Derivative liabilities	176,000	2,053,000
12% convertible promissory notes	1,000,000	965,838
12% revolving credit agreement, net of discounts	2,295,670	1,907,957
12% secured notes	6,394,664	1,950,000
Current portion of long term debt	189,942	187,943
Total current liabilities	15,480,283	10,643,661

8% convertible promissory notes, net of discounts	16,242,253	14,393,746
4.25% bank term loans	4,300,000	4,300,000
5% bank promissory note	4,000,000	4,000,000
Other debt	124,192	191,900
Dividends payable on 10% convertible preferred stock	82,272	143,024
Fair value of 10% convertible preferred stock warrants	121	52,720
Total liabilities	40,229,121	33,725,051

Commitments and contingencies

10% convertible preferred stock, no par value; authorized 880,000 shares; 682,998 shares issued and outstanding at September 30, 2015 and December 31, 2014, net of discounts	6,829,980	6,829,980

Stockholders' deficit:
Common stock, no par value; authorized, 250,000,000 shares; 75,474,892 and 70,825,215 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	54,640,554	52,780,363
Accumulated deficit	(86,158,045)	(75,558,859)
Total stockholders' deficit	(31,517,491)	(22,778,496)
Total liabilities and stockholders' deficit	$15,541,610	$17,776,535

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	2015	2014

Revenue	$3,534,210	$3,122,912
Costs of sales:
Production	3,594,367	3,902,250
Excess capacity & inventory adjustments	1,380,448	369,806
Gross margin (loss)	(1,440,605)	(1,149,144)

Operating expenses:
Product development and quality management	-	52,219
Marketing and sales	156,043	126,047
General and administrative	1,235,392	1,069,672
Impairment of intangible assets	-	545,750
Total operating expenses	1,391,435	1,793,688

Loss from operations	(2,832,040)	(2,942,832)

Other (income) expenses:
Interest expense	779,122	478,496
Amortization of debt discount	581,260	1,196,807
Fair value of common shares issued in excess of fair value of warrants tendered	-	(54)
Change in fair value of derivative liabilities	-	(7,337,983)
Total other expense (income)	1,360,382	(5,662,734)

Net income (loss)	(4,192,422)	2,719,902
Accretion of preferred stock dividends	(82,272)	(152,237)
Net (loss) income attributable to common shareholders	$(4,274,694)	$2,567,665

Weighted average common shares –
Basic	75,459,570	69,066,096
Diluted	75,459,570	127,971,683
Net income (loss) per share –
Basic	$(0.06)	$0.04
Diluted	(0.06)	0.02

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	2015	2014

Revenue	$9,305,631	$12,027,909
Costs of sales:
Production	8,979,008	14,718,367
Excess capacity & inventory adjustments	3,914,434	1,829,700
Gross margin (loss)	(3,587,811)	(4,520,158)

Operating expenses:
Product development and quality management	-	226,273
Marketing and sales	650,611	801,633
General and administrative	4,058,883	22,175,376
Impairment of intangible assets	-	545,750
Total operating expenses	4,709,494	23,749,032

Loss from operations	(8,297,305)	(28,269,190)

Other (income) expenses:
Interest expense	2,261,098	1,320,127
Amortization of debt discount	1,970,382	2,055,894
Fair value of common shares issued in excess of fair value of warrants tendered	-	883,422
Change in fair value of derivative liabilities	(1,929,599)	(18,385,978)
Total other (income) expense	2,301,881	(14,126,535)

Net loss	(10,599,186)	(14,142,655)
Accretion of preferred stock dividends and beneficial conversion feature	(424,364)	(717,615)
Net loss attributable to common shareholders	$(11,023,550)	$(14,860,270)

Weighted average common shares – basic and diluted	73,868,089	46,382,952
Net loss per share – basic and diluted	$(0.15)	$(0.32)

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2015 THROUGH SEPTEMBER 30, 2015

(Unaudited)

	Common Shares	Additional Paid-in Capital and Common Stock	Accumulated Deficit	Total

Balance, January 1, 2015	70,825,215	$52,780,363	$(75,558,859)	$(22,778,496)

Shares issued for dividend payments	2,325,055	485,116		485,116
Shares issued for interest payments	2,016,591	693,585		693,585
Share-based compensation	308,031	1,105,854		1,105,854
Dividend on 10% convertible preferred stock		(424,364)		(424,364)
Net loss			(10,599,186)	(10,599,186)

Balance, September 30, 2015	75,474,892	$54,640,554	$(86,158,045)	$(31,517,491)

(See accompanying notes to the unaudited consolidated financial statements.)

AXION INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	2015	2014
Cash flow from operating activities:
Net loss	$(10,599,186)	$(14,142,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	964,257	781,232
Amortization of identifiable intangible assets	-	59,250
Amortization of debt discounts	1,970,382	2,055,894
Change in fair value of derivative liabilities	(1,877,000)	(18,142,504)
Change in fair value of 10% convertible preferred stock warrants	(52,599)	(243,474)
Change in allowance for doubtful accounts	58,418	74,025
Interest expense paid in shares of common stock	693,585	1,069,537
Share-based compensation	1,105,854	666,601
Fair value of common stock issued in excess of fair value of warrants tendered	-	19,957,800
Impairment of intangible assets	-	545,750
Changes in operating assets and liability:
Accounts receivable	(70,006)	(274,369)
Inventories	1,992,587	(569,735)
Prepaid expenses and deposits	166,801	74,928
Accounts payable	418,718	(38,237)
Accrued liabilities	1,328,316	675,695
Customer deposits	98,050	-
Net cash used in operating activities	(3,801,823)	(7,450,262)

Cash flows from investing activities:
Purchase of property and equipment	(945,482)	(1,105,716)
Net cash used in investing activities	(945,482)	(1,105,716)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible promissory notes, net	-	5,527,951
Proceeds from 12% revolving credit facility	300,000	-
Proceeds from 12% convertible promissory notes	-	1,000,000
Proceeds from 12% secured notes	4,444,664	-
Proceeds from 5% bank term loan	-	4,000,000
Repayments of other debt	(65,709)	(84,053)
Net cash provided by financing activities	4,678,955	10,443,898

Net (decrease) increase in cash	(68,350)	1,887,920
Cash and cash equivalents at beginning of period	221,437	883,936
Cash and cash equivalents at end of period	$153,087	$2,771,856

Supplemental disclosures of cash flow information:
Cash paid for interest	$580,061	$221,824
Non-cash investing and financing activities:
Dividends on 10% convertible preferred stock	424,364	496,229
Conversion of 10% convertible preferred stock	-	116,250
Amortization of 10% convertible preferred stock discount	-	221,386
Fair value of warrants issued with 8% convertible promissory notes	-	391,365
Fair value of conversion option of 8% convertible promissory notes	-	4,544,139
Fair value of common stock issued in exchange for warrants tendered and cancelled	-	24,824,069

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

The Company was founded in 2007 to exploit a proprietary technology that enabled the conversion of recycled plastics into a benchmark structural plastic material yielding components which demonstrated significant strength, durability and application versatility. We manufacture, market and sell ECOTRAX® rail ties and STRUXURE® building products. Our ECOTRAX® and STRUXURE® products are fully derived from post-consumer and post-industrial recycled plastics, such as high-density polyethylene, polystyrene and polypropylene.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2014 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(b)	Cash and Cash Equivalents

For purposes of our balance sheet and statement of cash flows, we consider all highly liquid debt instruments, purchased as an investment, with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, we maintained all of our cash in demand or interest-bearing accounts at commercial banks.

(c)	Allowance for Doubtful Accounts

We accrue a reserve on a receivable when, based upon the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. During the nine months ended September 30, 2015, we established an allowance for certain receivables in the amount of $121,408 and wrote off certain other receivables which had previously been reserved for in the amount of $62,990. At September 30, 2015 and December 31, 2014 our reserve for uncollectable accounts receivables was $69,208 and $10,790, respectively.

(d)	Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over estimated useful lives of two to twenty years.  Costs incurred that extend the useful life of the underlying asset are capitalized and depreciated over the remaining useful life. Repairs and maintenance are charged directly to operations as incurred.

Our property and equipment is comprised of the following:

	September 30, 2015	December 31, 2014
Office furniture and equipment	$112,049	$110,173
Machinery and equipment	11,503,999	10,560,393
Purchased software	147,547	147,547
Subtotal – property and equipment, at cost	11,763,595	10,818,113
Less accumulated depreciation	(3,103,438)	(2,139,181)
Net property and equipment	$8,660,157	$8,678,932

Depreciation expense charged to production costs and operating expenses during the three and nine months ended September 30, 2015 was $324,953 and $964,257, respectively. For the three and nine months ended September 30, 2014, depreciation expense charged to production costs and income was $268,316 and $781,232, respectively.

In accordance with the FASB ASC 360 “Impairment and Disposal of Long-Lived Assets”, long-lived assets such as property and equipment that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable and information indicates that an impairment might exist. As discussed in (g) below, we have determined that our year to date 2015 financial results indicate that an impairment might exist. In connection with our review of potential goodwill impairment, we are also evaluating our property and equipment for potential impairment. We have engaged a third party to evaluate and determine whether impairments exist and the carrying values of our tangible assets and goodwill should be adjusted accordingly. However, that evaluation is in process and not complete. We will complete this evaluation prior to December 31, 2015.

(e)	Exclusive Agreement

Our proprietary technologies are derived in part from material compositions of matter, processing and use and design patents held by Rutgers University, which have been exclusively licensed to us since February 2007 for United States, Canada, Central and South America, the Caribbean Territory, South Korea, Saudi Arabia, Russia, Mexico and China (where we are a co-licensee). The Rutgers patents have limited remaining lives and will start expiring in 2016. Patents do not exist in all countries for which a license has been granted to us. Although our license agreement with Rutgers also includes know-how, we do not believe that any proprietary know-how is attributable to, or has been obtained by us from Rutgers so that we may not have exclusivity in all countries licensed to us where patents do not exist. Conversely, our position as to our licensed rights also enables us to market our products in countries licensed to others in which patents have not been filed, such as Australia and New Zealand. We continue to pursue a resolution of these license issues with Rutgers. In the event these issues cannot be resolved to our satisfaction or that of Rutgers, we may be forced to pursue legal action to enforce our rights under the license.

The Rutgers royalty-bearing license includes certain minimum royalty provisions. Royalties, assuming the minimum threshold is not met on an annual basis, payable to Rutgers for the three months ended September 30, 2015 and 2014 were both $50,000. Likewise, for the nine months ended September 30, 2015 and 2014, royalties payable to Rutgers were both $100,000.

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

During the three months ended September 30, 2014, we determined that our definite life intangible assets primarily associated with our acquired customer list was impaired and of no further value and accordingly we recorded a charge to other expenses for the remaining unamortized balance of $545,750.

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

Additionally, based on our year to date financial results in 2015, we determined that our recent experience of financial results represents a triggering event requiring a goodwill impairment test. Goodwill totaled $1.5 million as of both September 30, 2015 and December 31, 2014. We have engaged a third party to evaluate and determine whether impairments exist and the carrying value of our tangible assets and goodwill should be adjusted accordingly. However, the evaluation is in process and not complete. We will complete this evaluation prior to December 31, 2015.

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

Our costs of sales are predominately comprised of the cost of raw materials and the costs and expenses associated with the production of the finished product.  Beginning in 2013, we initiated production of our finished products within a leased facility utilizing our own employees. Additionally, in late 2013 we acquired the assets of a plastics recycling company and during 2014 converted the production capabilities of the facility to that of our finished products and continue to reprocess recycled plastics for use in our own finished products and to sell any excess to customers for use in their finished products.  Our costs of sales may vary significantly as a result of the variability in the cost of our raw materials and the efficiency and capacity utilized for which we plan and execute our manufacturing processes.

Historically, we have not had significant warranty replacements, but from time to time due to the improper installation of our rail ties, we agree to replace the rail ties as a customer relationship matter. Although we have replaced our engineered products for various reasons, we do not anticipate additional significant situations where we might again replace improperly installed products and therefore do not provide for future warranty expenses.

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

Basic earnings or loss per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share include the effects on our weighted average number of common shares outstanding of the potential dilution of (i) outstanding options and warrants, as determined using the treasury stock method and (ii) convertible securities as determined using the as-if converted method. For the three and nine months ended September 30, 2015 there was no dilutive effects of such securities as we incurred a net loss for the periods.

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

We maintain our cash at a major U.S. domestic bank. The amount held in the bank exceeds the insured limit of $250,000 from time to time.  We have not incurred losses related to these deposits.

At September 30, 2015, three of our customers had unpaid accounts due us representing 26%, 26%, and 15% of our accounts receivable balance at September 30, 2015. At December 31, 2014, two of our customers had unpaid accounts due us representing 35% and 28% of our accounts receivable balance at December 31, 2014.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  At September 30, 2015, we had a working capital deficit of $10.1 million, a stockholders’ deficit of $31.5 million and have accumulated losses to date of $86.2 million.

Subsequent to September 30, 2015, we entered into an agreement with certain debt holders and investors whereby the investors agreed to sell back to us an aggregate of $19.7 million at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital. After this debt cancellation, $2.4 million of our 12% secured notes and $0.3 million of our 12% convertible promissory notes, were due on June 30, 2015 and are due upon demand by the noteholders (see Note 6). Our recurring losses from operations, negative operating cash flows and working capital deficits, raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, either by raising additional capital or the success of our business plan and future operations. We are actively seeking additional capital to take us through our current phase of growth, and consequently, we have adjusted our capacity expansion projects, engaged in discussions with our industry partners, realigned manufacturing activities with existing customer obligations, and continue to actively manage our inventory to meet customer expectations and commitments. Over the past six months, we have engaged strategic, financial and legal advisors to assist us in raising additional capital.   As of the date of this Form 10-Q, there are no probable options available to us for such capital and our sole source of cash is from operations which is insufficient to maintain our operations and meet our obligations.  For this reason, we soon may be forced to further curtail manufacturing activities and/or file for bankruptcy protection.

Note 3 - Inventories

Inventories are priced at the lower of cost or market and consist primarily of raw materials, parts for assembling our finished products and finished products.

Our inventories consisted of:

	September 30, 2015	December 31, 2014

Finished products	$3,649,937	$5,202,608
Production materials	337,933	777,849
Total inventories	$3,987,870	$5,980,457

Note 4 - Accrued Liabilities

The components of accrued liabilities are:

	September 30, 2015	December 31, 2014
Interest	$1,467,962	$398,157
Rent	516,410	335,096
Payroll	121,926	127,635
Royalties	159,305	132,593
Real estate taxes	155,106	92,549
Board of director fees	62,500	31,000
Miscellaneous	6,227	44,090
Total accrued liabilities	$2,489,436	$1,161,120

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

We determined the fair value of the conversion option and warrant derivative liabilities on the various dates of issuance and recorded these fair values as a discount to the debt and a derivative liability. The aggregate fair value of all the conversion options on September 30, 2015 was insignificant. The $2.0 million decrease in the fair value of the conversion option derivative liability during the nine months ended September 30, 2015, was recorded as a change in derivative liability in the statement of operations.

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

We determined the fair value of the conversion option derivative liability on the date of issuance and recorded the fair value as a discount to the debt and a derivative liability. The fair value of the conversion option on September 30, 2015 was $176,000. The $107,000 increase in the fair value of this derivative liability during the nine months ended September 30, 2015 was recorded as a change in derivative liability in the statement of operations.

The estimated fair values of the derivative liabilities associated with the 8% Notes (2012) and the 12% Notes, for the conversion options and warrants issued through and as of September 30, 2015 were computed by a third party using Monte Carlo simulations based on the following ranges for each assumption:

	At Issuances	September 30, 2015

Volatility	40.0% to 45.0%	35.0%
Risk-free interest rate	0.11% to 0.3%	0.01%
Dividend yield	0.0%	0.0%
Expected life	1.1 to 1.6 years	0.17 years

Placement Agent Warrants

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since the underlying 10% convertible preferred stock is redeemable by the holder after three years from the date of purchase, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-measure this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. We estimated the fair value at September 30, 2015 of this derivative liability by using the Black-Scholes option pricing model with the following assumptions - (i) no dividend yield, (ii) an expected volatility of 85%, (iii) a risk-free interest rate 0.3%, and (iv) an expected life of approximately 1 year. The fair value of the warrant liability at September 30, 2015 and December 31, 2014 was $121 and $52,720, respectively.

Accounting for Fair Value Measurements

We are required to disclose the fair value measurements required by Accounting for Fair Value Measurements. The derivative liabilities recorded at fair value in the balance sheet as of September 30, 2015 and December 31, 2014 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by Accounting for Fair Value Measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of the liability is as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of September 30, 2015
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

The following table is a reconciliation of the derivative liabilities for which Level 3 inputs were used in determining fair value during the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015
		Fair Value
	Balance - July 1,	of Derivative	Change in	Balance - September 30,
	2015	Liability	Fair Value	2015

8% Convertible promissory notes:
Conversion option	$-	$-	$-	$-
12% Convertible promissory notes:
Conversion option	176,000	-	-	176,000
Derivative liabilities - Current	176,000	-	-	176,000
Placement agent warrants - Non-current	121	-	-	121
Derivative liabilities - Total	$176,121	$-	$-	$176,121

	For the Nine Months Ended September 30, 2015
		Fair Value
	Balance - January 1,	of Derivative	Change in	Balance - September 30,
	2015	Liability	Fair Value	2015

8% Convertible promissory notes:
Conversion option	$1,984,000	$-	$(1,984,000)	$-
12% Convertible promissory notes:
Conversion option	69,000	-	107,000	176,000
Derivative liabilities - Current	2,053,000	-	(1,877,000)	176,000
Placement agent warrants - Non-current	52,720	-	(52,599)	121
Derivative liabilities - Total	$2,105,720	$-	$(1,929,599)	$176,121

	For the Three Months Ended September 30, 2014
		Fair Value
	Balance - July 1,	of Derivative	Change in	Balance - September 30,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$10,695,000	$402,000	$(7,225,000)	$3,872,000
Warrants	-	-	-	-
12% Convertible promissory notes:
Conversion option	-	157,000	(46,000)	111,000
Derivative liabilities - Current	10,695,000	559,000	(7,271,000)	3,983,000
Placement agent warrants - Non-current	119,703	-	(66,983)	52,720
Derivative liabilities - Total	$10,814,703	$559,000	$(7,337,983)	$4,035,720

	For the nine Months Ended September 30, 2014
		Fair Value
	Balance - January 1,	of Derivative	Change in	Balance - September 30,
	2014	Liability	Fair Value	2014

8% Convertible promissory notes:
Conversion option	$12,400,000	$4,387,139	$(12,915,139)	$3,872,000
Warrants	4,790,000	391,365	(5,181,365)	-
12% Convertible promissory notes:
Conversion option	-	157,000	(46,000)	111,000
Derivative liabilities - Current	17,190,000	4,935,504	(18,142,504)	3,983,000
Placement agent warrants - Non-current	296,194	-	(243,474)	52,720
Derivative liabilities - Total	$17,486,194	$4,935,504	$(18,385,978)	$4,035,720

Note 6 - Debt

The components of our debt are summarized as follows:

	Due	September 30, 2015	December 31, 2014
8% convertible promissory notes (2012)	Beginning in August 2017	$16,628,188	$16,628,188
12% revolving credit facility	December 31, 2015	2,300,000	2,000,000
3% promissory note	February 1, 2018	214,134	279,843
4.25% bank term loans	November 15, 2018	4,400,000	4,400,000
8% convertible promissory notes (2014)	June 11, 2019	2,000,000	2,000,000
12% convertible promissory notes	(on demand)	1,000,000	1,000,000
5% bank promissory note	September 18, 2017	4,000,000	4,000,000
12% secured notes	(on demand)	6,394,664	1,950,000
Subtotal		36,936,986	32,258,031
Less debt discount		(2,390,265)	(4,360,647)
Subtotal – net of debt discount		34,546,721	27,897,384
Less current portion		(9,880,276)	(5,011,738)
Total – long term debt		$24,666,445	$22,885,646

8% Convertible Promissory Notes (2012)

Through March 31, 2014, pursuant to the terms of our 8% convertible promissory notes (the “2012 Notes”), we issued and sold to Melvin Lenkin, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 13 regarding related party transactions) and several unaffiliated investors (i) an aggregate principal amount of $15,628,188 of 2012 Notes convertible into shares of our common stock at $0.40 per share and an aggregate principal amount of $1,000,000 of 2012 Notes, convertible into shares of our common stock at a conversion price equal to $0.74 per share, respectively subject to adjustment as provided on the terms of the 2012 Notes, and (ii) associated warrants to purchase, in the aggregate, 37.8 million shares of common stock, subject to adjustment as provided on the terms of the warrants. During the three months ended June 30, 2014, we offered all warrant holders the right to exchange their warrants for their fair value, as calculated using the Black-Scholes option pricing model, for shares of common stock. All warrants associated with the 2012 Notes were exchanged for shares of common stock.

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

Interest expense for the three months ended September 30, 2015 and 2014 was $339,954 and $316,300, respectively. For the nine months ended September 30, 2015 and 2014, interest expense was $1,023,802 and $922,198, respectively. Accrued interest at September 30, 2015 and December 31, 2014 was $676,213 and $271,530, respectively.

The issuance costs of approximately $146,741, plus the fair values at issuances of the conversion option derivative liability and the warrants derivative liability were recorded as a discount to the 2012 Notes. This debt discount is amortized to other expenses in our statement of operations over the initial term of the 2012 Notes. During the three months ended September 30, 2015, and 2014 we amortized $326,497 and $1.1 million, respectively of the discount to other expenses in our statement of operations. During the nine months ended September 30, 2015 and 2014, we amortized $1.1 million and $1.9 million, respectively. At September 30, 2015, the unamortized discount was $1.4 million. See Note 5 for further discussion of these derivative liabilities.

Subsequent to September 30, 2015, we entered into an agreement with certain of the Investors whereby they agreed to sell back to us an aggregate of $11.4 million of the 2012 Notes at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital.

12% Revolving Credit Agreement

During the year ended December 31, 2013, we entered into a Revolving Credit and Letter of Credit Support Agreement (the “Revolving Loan Agreement”) with MLTM Lending, LLC, a Maryland limited liability company (“MLTM”), and Samuel G. Rose (“Rose” and together with MLTM, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to $2,000,000 on a revolving basis. In addition, the Revolving Loan Agreement provides that MLTM will provide letter of credit support to us of up to $500,000 (the “LC Sublimit”). Each revolving loan made under the Revolving Loan Agreement bears interest at 12% per annum, of which 4% is payable by us in cash on the first business day of each month, and 8% is payable by us in shares of our common stock on the first business day of each calendar quarter, valued at a price equal to the average of the Weighted Average Price (as such term is defined in the Revolving Loan Agreement) of a share of our common stock for 20 consecutive trading days prior to the interest payment date. Under the terms of the Revolving Loan Agreement, we may prepay the revolving loans at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty. The Lenders may accelerate all amounts due under the Revolving Loan Agreement, together with accrued and unpaid interest, upon the occurrence of an Event of Default, as defined in the Revolving Loan Agreement. The maturity date of the Revolving Loan Agreement is December 31, 2015 (the “Maturity Date”). During the year ended December 31, 2013, we borrowed $2,000,000 less fees, under the Revolving Loan Agreement which remained outstanding through September 30, 2015. In addition, during the three months ended June 30, 2015, certain letters of credit supported by this Revolving Loan Agreement were presented for payment and are now outstanding borrowings under this Revolving Loan Agreement in the total amount of $300,000. Letters of credit, aggregating $140,000, remain outstanding at September 30, 2015.

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

Interest expense for the three months ended September 30, 2015 and 2014 was $64,333 and $58,489. For the nine months ended September 30, 2015 and 2014, interest expense was $182,497 and $186,827, respectively.

The issuance costs plus the fair values of the shares of our common stock issued annually as consideration for the revolving loans and the letter of credit support, are recorded as a discount to the revolving loans. This debt discount is amortized to other expenses in our statement of operations over the annual period ending November 30. During the three months ended September 30, 2015 and 2014, we amortized $17,072 and $23,423, respectively of the discount to other expenses in our statement of operations. For the nine months ended September 30, 2015 and 2014, we amortized $87,713 and $120,343, respectively.

Subsequent to September 30, 2015, we entered into an agreement with the Lenders whereby they agreed to sell back to us an aggregate of $2.3 million of the obligations outstanding under the Revolving Loan Agreement at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital.

3% Promissory Note

On November 15, 2013, our subsidiary, Axion Recycled Plastics Incorporated (“Axion Recycling”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Axion Recycling acquired certain assets relating to the operation of a recycled plastics facility located in Zanesville, Ohio (the “Facility”). A component of the consideration paid by Axion Recycling for these asset was the assumption of a 3% promissory note (the “Promissory Note”) with a remaining principal balance of $214,134 as of September 30, 2015. The principal and interest at 3% per annum, is payable in eighty-four monthly installments with the last installment due on February 1, 2018.

The payment of the Promissory Note and all interest thereon is secured by a first interest in certain equipment owned by Axion Recycling. We may prepay the Promissory Note at any time, in whole or in part, together with all accrued and unpaid interest, without premium or penalty.

Interest expense for the three months ended September 30, 2015 and 2014 of $1,716 and $2,368, respectively and for the nine months ended September 30, 2015 and 2014 of $5,642 and $7,582, respectively was paid in cash.

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

Interest expense for the three months ended September 30, 2015 and 2014 of $47,800 and $48,875, respectively and for the nine months ended September 30, 2015 and 2014 of $142,362 and $145,563, respectively was paid in cash.

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

The fair value of the conversion option derivative liability at issuance, was recorded as a discount to the 2014 Notes. This debt discount is amortized to other expenses in our statement of operations over the term of the 2014 Notes. During the three and nine months ended September 30, 2015, we amortized $237,691 and $778,771, respectively of the discount to other expenses in our statement of operations. At September 30, 2015, the unamortized discount was $1.0 million. See Note 5 for further discussion of this derivative liability.

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

Interest expense for the three and nine months ended September 30, 2015 was $40,889 and $127,644, respectively and the corresponding periods for 2014 was $36,741 and $43,185, respectively and was paid in cash.

Subsequent to September 30, 2015, we entered into an agreement with certain of the Investors whereby they agreed to sell back to us an aggregate of $1.3 million of the 2014 Notes at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital.

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

The fair values at issuances of the conversion option derivative liability were recorded as a discount to the 12% Notes. This debt discount was amortized to other expenses in our statement of operations over the initial term of the 12% Notes and was fully amortized on June 30, 2015. During the nine months ended September 30, 2015, and 2014 we amortized $34,162 and $38,800, respectively of the discount to other expenses in our statement of operations. During the three months ended September 30, 2014 we amortized $84,038. See Note 5 for further discussion of these derivative liabilities.

The 12% Notes, including all outstanding principal and accrued and unpaid interest, was due and payable on June 30, 2015. We have not received a notice of default or demand for payment, as we have been in negotiations with the Investors regarding the repayment of principal and unpaid interest of the 12% Notes.

Interest accrues on the 12% Notes at a rate of 12% per annum, payable monthly. Interest expense for the three and nine months ended September 30, 2015 was $30,667 and $91,000, respectively and was paid in cash.

Subsequent to September 30, 2015, we entered into an agreement with certain of the Investors whereby they agreed to sell back to us an aggregate of $666,666 of the 12% Notes at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital.

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

Interest expense for the three and nine months ended September 30, 2015 of $51,111 and $151,667, respectively was paid in cash. For the three and nine months ended September 30, 2014, interest expense of $6,111 was paid in cash.

12% Secured Notes

Through February 2015 pursuant to the terms of our 12% secured notes (the “12% Secured Notes”), we issued and sold to MLTM Lending, LLC, Samuel Rose and Allen Kronstadt collectively the “Investors”, (see Note 13 regarding related party transactions) an aggregate principal amount of $6,394,664 of our 12% Secured Notes. Pursuant to the terms of the Pledge Agreement entered into contemporaneous with the 12% Secured Notes, we provided a security interest in favor of the Investors in all of our rights, title and interest in the pledged shares of common stock of certain wholly-owned subsidiaries of the Company.

Interest accrues on the 12% Secured Notes at a rate of 12% per annum. Interest expense for the three and nine months ended September 30, 2015 was $196,103 and $529,244, respectively and to be paid in cash, at maturity.

The 12% Secured Notes, including all outstanding principal and accrued and unpaid interest, were due and payable on June 30, 2015. We have not received a notice of default or demand for payment, as we have been in negotiations with the Investors regarding the repayment of principal and unpaid interest of the 12% Secured Notes.

Subsequent to September 30, 2015, we entered into an agreement with certain of the Investors whereby they agreed to sell back to us an aggregate of $3,966,776 of the 12% Secured Notes at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital.

Note 7 - 10% Convertible Redeemable Preferred Stock

Our 10% convertible preferred stock, classified as temporary equity in our balance sheet, was $6,829,980 at September 30, 2015 and December 31, 2014.

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

There were no conversions during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, we issued 116,250 shares of our common stock upon conversion of 11,625 shares of our Preferred Stock.

The Preferred Stock outstanding at September 30, 2015, is convertible into 9.4 million shares of our common stock pursuant to the Revised Conversion Terms or the original terms, where applicable.

Historically, since the Preferred Stock could ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

Our dividend payable on September 30, 2015 of $82,272 was paid, in lieu of cash, with 1,028,401 shares of common stock, which were issued subsequent to September 30, 2015.

Subsequent to September 30, 2015, we entered into an agreement with certain holders of our Preferred Stock whereby they agreed to sell back to us an aggregate of 275,000 shares at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital.

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

Note 8 - Stockholders’ Equity

We are authorized to issue up to 250,000,000 shares of Common Stock, no par value, and up to 2,500,000 shares of Preferred Stock, no par value. There were 75,474,892 and 70,825,215 shares of common stock issued and outstanding at September 30, 2015 and December 31, 2014, respectively.  During the year ended December 31, 2011, we designated 880,000 shares of preferred stock as 10% convertible preferred stock and had issued and outstanding 682,998 shares of 10% convertible preferred stock at September 30, 2015 and December 31, 2014. We may issue additional shares of preferred stock, with dividend requirements, voting rights, redemption prices, liquidation preferences and premiums, conversion rights and other terms without a vote of the shareholders.

Common Stock Issuances for the Nine Months Ended September 30, 2015

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

During April 2015, we issued 557,856 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $172,935.

During April 2015, we issued 1,121,256 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $347,589.

During April 2015, we issued 134,862 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $41,807.

During July 2015, we issued 1,409,638 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $169,157.

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

During the nine months ended September 30, 2015, we awarded options to purchase 3.3 million shares of our common stock at an exercise price of $0.30 and 600,000 shares of our common stock at an exercise price of $0.27, to our leadership team. The right to exercise these options vested in 90 days of the award. We estimated the fair value of these options to be $800,826 which was charged to expense in our statement of operations during the period. We use the Black-Scholes option pricing model to estimate the fair values, with the following range of assumptions: (i) no dividend yield, (ii) expected volatility of 90%, (iii) risk-free interest rates of 1.5%, and (iv) expected lives of five years. In addition, certain options that we amortize over multiple vesting periods, where amortized over the nine months ended September 30, 2015 and we charged to operating expenses $44,339 during the nine months ended September 30, 2015.

During the three months ended September 30, 2015, the board of directors approved a modification to the exercise price of certain outstanding options, resetting those exercise prices to the closing price of the stock on the date of board approval. The effect of this modification was an increase of $172,761 to the fair value of those options when compared to the unmodified options immediately before the modification. During the three months ended September 30, 2015, we charged $159,069 of this increase to operations with the remainder amortized over the vesting period through November 2016.

The following table summarizes our stock option activity for the nine months ended September 30, 2015:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2015	4,128,128	$1.04
Granted	3,900,000	0.10
Exercised	-	-
Cancelled	(488,128)	0.57
Balance, September 30, 2015	7,540,000	$0.20

The following table summarizes options outstanding at September 30, 2015:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Issuable	Price	(Years)	Value

Exercisable	7,010,000	$0.21	3.4	$-
Not vested	530,000	0.10	2.5	-
Balance, September 30, 2015	7,540,000	$0.20	3.3	$-

Warrants

From time to time, we compensate consultants, advisors and investors with warrants to purchase shares of our common stock, in lieu of cash payments. Net share settlement is available to warrant holders.

The following table sets forth our warrant activity during the nine months ended September 30, 2015:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

Balance, January 1, 2015	1,166,146	$1.13
Granted	-	-
Exercised	-	-
Expired	(355,313)	1.17
Balance, September 30, 2015	810,833	$1.11

The following table sets forth the warrants outstanding at September 30, 2015:

		Weighted-
	Number	Average
	of Shares	Exercise
	Issuable	Price

10% convertible preferred stock – warrants	580,000	1.00
Consultants	230,833	1.39
Total	810,833	$1.11

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

At September 30, 2015 and December 31, 2014, we recorded a valuation allowance against the full amount of our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Note 11 - Business Concentration

During the three and nine months ended September 30, 2015, we sold products to four customers accounting for 86% and 65% of our total revenues, respectively. During the three and nine months ended September 30, 2014, we sold products to five customers accounting for 72%, and 54%, respectively of our total revenues.

During the three and nine months ended September 30, 2015, no vendors accounted for more than 10% of our purchases of raw materials and other products and services. During the three and nine months ended September 30, 2014, we purchased approximately 37% and 33%, respectively of all products and services from five vendors.

Note 12 - Commitments and Contingencies

Operating leases

During the year ended December 31, 2013, we entered into an assignment of the original lease for our Zanesville, OH facility, effective November 15, 2013. Our monthly rent for September 2015 was $27,318. The original term of the lease expires at the end of April 2018, but provides two additional five-year extensions and includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 15-year term of the initial lease plus all extensions. Our rent expense, for the three and nine months ended September 30, 2015 was $95,785 and $287,353, respectively and our deferred rent at September 30, 2015 was $121,897. This facility also serves as our corporate headquarters.

Effective September 1, 2013, we signed a ten year lease for our production facility in Waco, Texas which provides five additional five-year extensions. Monthly rent expense for September 2016 was $23,207. The lease includes an annual rent escalation clause based on the greater of the change in a certain Consumer Price Index or 3%. We record rent expense based on the straight-line amortization of the full 35-year term of the initial lease plus all extensions. Our rent expense for the three and nine months ended September 30, 2015 was $113,367 and $340,099 and our deferred rent at September 30, 2015 was $394,513.

Royalty Agreements

In February 2007, we acquired an exclusive, royalty-bearing license in specific but broad global territories to make, have made, use, sell, offer for sale, modify, develop, import, and export products made using patent applications owned by Rutgers University (Rutgers”). See Note 1(e) for further discussion. We are using these patented technologies in the production of our composite rail ties and structural building products. The term of the License Agreement runs until the expiration of the last-to-expire issued patent within the Rutgers’ technologies licensed under the License Agreement, unless terminated earlier.

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

We are obligated to pay Rutgers royalties ranging from 1.5% to 3.0% on various product sales, subject to certain minimum payments each year and to reimburse Rutgers for certain patent defense costs in the case of patent infringement claims made against the Rutgers patents.  The Rutgers royalty-bearing license includes certain minimum royalty provisions of $200,000 per year. Royalties incurred, and payable to Rutgers, for product sales, for the three months ended September 30, 2015 and 2014 was $50,395 and $22,371, respectively. For the nine months ended September 30, 2015 and 2014, royalties on product sales, payable to Rutgers, was $127,330 and $125,437, respectively.

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

Since 2011, Mr. Rose has participated in various financings benefiting the Company, and as of September 30, 2015 holds the following securities:

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

Subsequent to September 30, 2015, we entered into an agreement with Mr. Rose whereby he has agreed to sell back to us all of the above securities totaling $10,637,147 at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital.

MLTM Lending, LLC and the ML Dynasty Trust

MLTM Lending, LLC and the ML Dynasty Trust (together “MLTM”) beneficially own in excess of 5% of our outstanding stock. Pursuant to the Schedule 13D filings made by MLTM Lending, LLC and the ML Dynasty Trust, the ML Dynasty Trust shares with MLTM the power to vote or direct the vote of, and to dispose or direct the disposition of, greater than 5% of our outstanding stock. Thomas Bowersox, a prior member of our board of directors (resigned on June 9, 2015), is a trustee of the ML Dynasty Trust.

Since 2011, MLTM has participated in various financings benefiting the Company, and as of September 30, 2015 holds the following securities:

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$4,888,444	12,221,112
12% revolving	1,300,000	-	(i)
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,334	3,030,309	(ii)
12% secured notes	1,538,888	-	(i)

TOTAL	$8,727,333	17,751,421

(i) not convertible into shares of common stock.

(ii) assumes 10-day volume weighted average price was $0.11.

Subsequent to September 30, 2015, we entered into an agreement with MLTM whereby they have agreed to sell back to us all of the above securities totaling $8,727,333 at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital.

Allen Kronstadt

Allen Kronstadt beneficially owns in excess of 5% of our outstanding stock and was appointed to our board of directors on September 11, 2012 pursuant to the terms of the Purchase Agreement and resigned on June 9, 2015.

Since 2011, Mr. Kronstadt has participated in various financings benefiting the Company, and as of September 30, 2015 holds the following securities:

		Common Stock
		Equivalent,
	Principal	If Converted

8% convertible notes (2012)	$5,209,297	13,023,243
8% convertible notes (2014)	666,667	2,500,000
12% convertible promissory notes	333,333	3,030,300	(ii)
12% secured notes	2,427,888	-	(i)
TOTAL	$8,637,185	18,553,543

(i) not convertible into shares of common stock.

(ii) assumes 10-day volume weighted average price was $0.11.

Note 14 – Subsequent Events

Agreement To Significantly Restructure Balance Sheet

Effective October 28, 2015, Axion International Holdings, Inc. (“Holdings”) entered into an Agreement (the “Agreement”), by and among Samuel G. Rose, Melvin Lenkin, Edward Lenkin, Julie Walters, RPM Greenbaum and the 401(k) Plan dated December 1, 1992, Judy Lenkin Lerner, Judy Lenkin Lerner Revocable Trust, ML Dynasty Trust, MLTM Lending, LLC , TM Investments LP, Thomas O. Bowersox, Southern Management Corporation (all of the foregoing parties collectively and individually referred to as the “Rose Lenkin SM Parties”), Holdings, Axion International, Inc. (“International”) and Axion Recycled Plastics Incorporated (collectively with Holdings and International, “Axion”), with the objective of eliminating Axion’s debt obligations held by the Rose Lenkin SM Parties and reducing the equity interests in Holdings held by the Rose Lenkin SM Parties in order to facilitate Axion’s ability to restructure its consolidated balance sheet and raise additional capital.

Under the terms of the Agreement, each of the Rose Lenkin SM Parties has sold to Axion all of its debt obligations in the aggregate of $19.7 million issued by Axion to such party (‘Cancelled Debt”), for an aggregate total sales price of Two Dollars ($2.00). Except for (i) these sales of Cancelled Debt, (ii) the shares of common stock in Holdings which such party obtained in exchange for the warrants granted to them (collectively, “Rose Lenkin SM Parties Warrant Stock”) as set forth below, and (iii) the preferred shares of Holdings stock (“Preferred Shares”) as set forth below, each of the Rose Lenkin SM Parties agrees that the remainder of the Axion shares, interests and rights he, she or it holds are surrendered to Axion for cancellation, including the cancellation of all other indebtedness owing from Axion to such parties, including any unpaid interest, and the termination of all rights they possess under any ancillary agreements pertaining to such indebtedness or shares, as well as the full release of all claims which they may possess against Axion and its respective officers, directors, employees, and representatives.

The Rose Lenkin SM Parties will retain the shares of Rose Lenkin SM Parties Warrant Stock, being specifically the following shares: 10,864,529 owned by Samuel G. Rose, 10,204,109 shares owned by MLTM, 294,153 shares owned by Edward Lenkin, 364,944 shares owned by Judy Lenkin Lerner, and 717,090 owned by Southern Management. The Rose Lenkin SM Parties agree to return 9.0 million shares of Holdings common stock.

The Rose Lenkin SM Parties have also agreed to sell, assign and transfer an aggregate of 275,000 of Preferred Shares of Holdings to a designee of Axion for an aggregate total sales price of Two Dollars ($2.00).

Under the Agreement, Holdings agrees to maintain in full force and effect directors and officers liability insurance policies covering former officers and directors, which policies shall provide coverage for such parties that is at least as extensive as the coverage under the policies that are in force as of the date of this Agreement. In the event Holdings is unable to maintain or renew all such policies upon the same or better terms and conditions with respect to former officers and directors, then Holdings agrees to provide written notice to the Rose Lenkin SM Parties at least 60 days prior to the expiration, cancellation or other termination of such policies.

Pursuant to a bank term loan to Axion which was guaranteed by Melvin Lenkin and Samuel G. Rose and another individual, Melvin Lenkin and Samuel G. Rose agree to remain as guarantors of such loan and agree to cooperate with Axion in regards to possible modifications to such loan. Melvin Lenkin’s and Samuel G. Rose’s obligations for cooperation are contingent upon the remaining individual similarly agreeing to remain as a guarantor of such loan and agreeing to cooperate.

Axion in regards to the Rose Lenkin SM Parties and the Rose Lenkin SM Parties in regards to Axion, have agreed to fully, finally and forever settle and release all claims that now exist, may exist or previously existed, whether known or unknown.

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

We design and manufacture innovative structural polymer solutions, engineering sustainable products and systems for applications that provide improved long-term value, consistent performance and reduced maintenance costs, offering a viable solution where stress and environmental factors cause degradation and deterioration of traditional products. Our proprietary products are derived from patent rights licensed to us from Rutgers University we hold as well as manufacturing processes, formulations and other know how we have developed. Although our license agreement with Rutgers also includes know how, we do not believe that any proprietary know how is attributable to, or has been obtained by us from Rutgers, so that we may not have exclusivity in all countries licensed to us where patents do not exist. Conversely, our position as to our licensed rights also enables us to market our products in countries licensed to others in which patents have not been filed. We continue to pursue a resolution of these license issues, but in the event they cannot be resolved to our satisfaction or that of Rutgers, we may be forced to pursue legal action to enforce our rights under the license.

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

Impairment of Tangible Assets

In accordance with the FASB ASC 360 “Impairment and Disposal of Long-Lived Assets”, long-lived assets such as property and equipment that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable and information indicates that an impairment might exist. We have determined that our year to date 2015 financial results indicate that an impairment might exist. In connection with our review of potential goodwill impairment, we are also evaluating our property and equipment for potential impairment. We have engaged a third party to evaluate and determine whether impairments exist and the carrying values of our tangible assets and goodwill should be adjusted accordingly. However, that evaluation is in process and not complete. We will complete this evaluation prior to December 31, 2015.

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

Based on our year to date financial results in 2015, we determined that our recent experience of financial results represents a triggering event requiring a goodwill impairment test. We have engaged a third-party to evaluate and determine whether impairments exist and the carrying value of our tangible assets and goodwill should be adjusted accordingly. However, the evaluation is in process and not complete. We will complete this evaluation prior to December 31, 2015.

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

Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

Overview

Since April 2015 and continuing, we have been actively seeking but have not received external capital. Consequently, we have (i) adjusted our capacity expansion projects, (ii) engaged in discussions with our industry partners, (iii) realigned and curtailed manufacturing activities based on existing customer obligations, and (iv) continue to actively manage our inventory to meet customer expectations and commitments and to provide operating liquidity. Over the past six months, we have engaged strategic, financial and legal advisors to assist us in raising additional capital.   As of the date of this Form 10-Q, there are no probable options available to us for such capital and our sole source of cash is from operations which is insufficient to maintain our operations and meet our obligations.  For this reason, we soon may be forced to further curtail manufacturing activities and/or file for bankruptcy protection.

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

We are currently marketing our STRUXURE® construction mats, which are extremely strong, durable and highly resistant to degradation in service. These mats are used at field construction sites, infrastructure expansion projects and in the oil and gas exploration industry to support heavy equipment and to transport vehicles on unpaved, wet or soft surfaces. Our unique construction mats are experiencing a strong growth in demand, enabling our next phase of production and product line expansion.

As financing allows, we will continue to commercialize our various STRUXURE matting solutions, and focus on expanding field installations, as well as the production and fabrication abilities for our mats. In a recent 10-month trial comparing traditional wood mats and our mats, 100% of the STRUXURE® heavy construction mats were intact and ready for shipment to the next jobsite while 80% of the wood mats had to be discarded and landfilled. This trial illustrates how our construction mats are superior to traditional mats and can be rapidly deployed to new construction sites, installed over all types of ground conditions and supports various construction vehicles. Our construction mats do not absorb fluids, are easier to transport and minimize damage to site access, protecting existing roads. They are ideal in wet or other demanding environments and are resistant to abrasion and tread-wear, giving them a life cycle over five times longer than traditional wood mats.

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

Our product development strategy is straightforward: develop valuable solutions for customers, test their value proposition across various criteria, and then commercialize the product with well-coordinated sales, marketing and production efforts. Following the successful introduction of STRUXURE® construction mats and the solidification of expanding ECOTRAX® rail tie opportunities, we are experiencing the need for faster transformation of our production facilities to increase capacity. We have also diversified our technologies beyond the patented technologies developed with Rutgers University and we are utilizing other structural polymer technologies in the development of construction mat lines and other product extensions into infrastructure and transportation applications

For the three months ended September 30, 2015 and 2014, we recognized revenue of $3.5 million and $3.1 million, respectively. Of the $3.1 million for the three months ended September 30, 2014, $1.7 million was attributable to our engineered products with the remainder attributable to our reprocessed plastics business. Revenue of our engineered products increased during the three months ended September 30, 2015, as we recognized a large order of our heavy construction mats. As we exited the reprocessed plastics business during the prior year, as expected our revenue attributable to that business decreased.

For the nine months ended September 30, 2015 and 2014, we recognized revenue of $9.3 million and $12.0 million, respectively. Of the $12.0 million for the nine months ended September 30, 2014, $6.6 million was attributable to our engineered products with the remainder attributable to our reprocessed plastics business.

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

Our strategy to reduce our raw material costs includes broadening our raw materials sources and purchasing other low-cost, unprocessed materials, such as other scrap materials containing specific raw materials from unique sources and recycled materials from municipal and other recycling collection sources. Due to the limited amount of time and personnel we can devote to raw materials sourcing, we acquire our raw materials primarily from intermediaries, and purchase production-stage material, which results in the acquisition of raw materials at higher prices. Dealing in the recycled plastics market, whether through intermediaries or our own bulk purchases, we will continue to encounter increasing and decreasing prices typically seen in a commodities market. But since the cost of our raw materials is the single largest determinant of our costs of sales in our engineered products segment, we continue (i) to expand our internal recycled plastics processing capabilities (ii) to seek out sources of cheaper raw materials, while ensuring those materials meet or exceed our quality standards and (iii) to expand our research and development effort of different raw materials which may provide a cost and/or performance advantage over existing materials. We are continuing to take steps to reduce our production costs and expenses, while increasing capacity, as necessary and as funding allows.

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

In November 2013, we acquired the business assets and operations of a plastic recycling company in Ohio, which provided us the capability to procure potentially less expensive and more consistent sources of raw materials for our engineered products, and the equipment and other facility infrastructure required to eventually transition this reprocessing plastics manufacturing facility to supplement production of our engineered products. During the three months ended September 30, 2014, we converted our extrusion equipment previously used in this plastics reprocessing business to the production of our ECOTRAX® rail ties and STRUXURE® mats and building products. If economically advantageous, this facility will be able to process industrial and post-consumer recycled plastics primarily for internal use.

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

For the three months ended September 30, 2015 and 2014, our costs of sales – production was $3.6 million and $3.9 million, respectively. For the three months ended September 30, 2014, costs of sales – production for our engineered products was $1.7 million with the remaining attributable to the reprocessed plastics business. As we exited the reprocess plastics business during the prior quarter, we did not have revenue or costs of sales – production for that business for the corresponding period in 2015.

For the nine months ended September 30, 2015 and 2014, our costs of sales – production was $9.0 million and $14.7 million, respectively. For the nine months ended September 30, costs of sales – production for our engineered products was $6.4 million, with the remaining attributable to the reprocessed plastics business.

Costs of Sales - Excess Capacity & Inventory Adjustments. Our production facilities in Texas and Ohio include space for additional production lines and ancillary equipment and related services. Costs incurred associated with these facilities plus costs associated with the production of our engineered products are aggregated during the period and applied to the inventory produced during that period based on a standard cost per pound based. This standard production cost per pound is based on the assumption that the facility is operating at or near capacity. Any production costs incurred in excess of this standard is charged to costs of sales – excess capacity in the period incurred. In addition, when circumstances warrant we charge any adjustments to the carrying value of inventory to align that cost with our net realizable value.

During the three months ended September 30, 2015 and 2014, we charged to costs of sales – excess capacity and inventory adjustments $1.4 million and $0.4 million, respectively, relating to the excess costs and expenses incurred to provide production capacity at our facilities. During the nine months ended September 30, 2015 and 2014, we charged to costs of sales – excess capacity and inventory adjustments $3.9 million and $1.8 million, respectively, relating to the excess costs and expenses incurred to provide production capacity at our facilities.

The significant increases for the 2015 periods when compared to the corresponding periods in 2014, is a result of halting production during the current quarter at our Ohio plant and reducing production at our Texas plant by two-thirds due to liquidity constraints. As we increase our production capabilities in each facility closer to capacity and absorb the production costs incurred into our finished inventories, the excess capacity charge to costs of sales should decrease.

Gross Margin (Loss). Gross margin (loss) may vary significantly and are highly dependent on our ability to price our products properly, our price of raw materials, our production capacity versus utilization and the timing and mix of our sales. Our gross margin (loss) was impacted by these factors at both of our facilities, including the increased excess capacity within both production facilities as a result of our liquidity shortfall, and still being in the early stages of our manufacturing and commercial activities.

Total costs of sales amounted to $5.0 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively, resulting in gross margin (loss) of ($1.4) million and ($1.1) million, respectively resulting primarily from the costs associated with carrying excess capacity due to our liquidity constraints. For the nine months ended September 30, 2015 and 2014, total costs of sales amounted to $12.9 million and $16.5 million, respectively resulting in gross margin (loss) of ($3.6) million and ($4.5) million, respectively. The gross margin (loss) for all periods presented are a result primarily from the costs associated with carrying excess production capacity and our effort to liquidate certain inventory below normal selling prices, both due to our liquidity situation. For example, during the three and nine months ended September 30, 2015, we liquidated certain products within a specific segment of our inventory at lower sales prices in order to induce our customers to accept shorter payment terms to assist with our cash management situation. For the three and nine months ended September 30, 2015, our costs of sales – production and resulting gross margin (loss) were negatively impacted by these specific orders for a total of $0.4 million.

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

For the three and nine months ended September 30, 2015, costs and expenses associated with product development were minimal and quality management costs and expenses were included in our production costs and allocated to finished inventory accordingly. Product development and quality management expenses were $52,219 and $226,273 for the three and nine months ended September 30, 2014.

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

Marketing and sales expenses were $156,043 for the three months ended September 30, 2015 compared to $126,047 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, we incurred $650,611 and $801,633, respectively in marketing and sales expenses. We expect that in the future, marketing and sales expenses will increase.

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

General and administrative costs totaled $1.2 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, general and administrative costs were $4.1 million and $22.2 million, respectively. The significant difference between the two periods was a charge resulting from the difference in the fair value of the common stock issued to affiliated shareholders, in exchange for the warrants tendered pursuant to our tender offer we initiated during the three months ended June 30, 2014.

Impairment of Intangible Assets. During the year ended December 31, 2013, we acquired a plastic reprocessing business which gave rise to certain definite life intangible assets associated with the acquired customer list and trademark. In accordance with FASB ASC topic, “Goodwill and Other Intangible Assets”, acquired definite life intangibles are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable.

Our financial results for the reprocessed plastics business during the six months ended June 30, 2014 and our decision subsequent to June 30, 2014 to transition the assets acquired of the reprocessing plastics business to a business extruding our proprietary products, represented a triggering event requiring intangible assets impairment tests. During the three months ended September 30, 2014, we determined that our definite life intangible assets associated with our acquired customer list was impaired and of no further value and accordingly we recorded a charge to other expenses for the remaining unamortized balance of approximately $545,800.

Depreciation and Amortization

For the three and nine months ended September 30, 2015 and 2014, we recorded depreciation expense for manufacturing and production equipment as a charge to production and depreciation for non-production equipment as a charge to operating expenses. As we continue to increase our production capacity, we anticipate acquiring additional production equipment and would anticipate an increase in depreciation and amortization expenses.

Depreciation and amortization totaled $964,257 and $781,232, for the nine months ended September 30, 2015 and 2014, respectively.

Other Expenses

Interest Expense. Interest expense primarily consists of the contractual interest rate we pay on our debt instruments. Interest expense recognized during the three months ended September 30, 2015 and 2014, was $779,122 and $478,496, respectively, and represented the contractual interest rates payable on our debt obligations. Interest expense recognized during the nine months ended September 30, 2015 and 2014, was $2.3 million and $1.3 million, respectively. The increase from year to year is a result of an increase in our debt to continue to fund operations and acquire fixed assets.

During the nine months ended September 30, 2015 and 2014, we received proceeds of $4.7 million and $10.6 million from the sale of various debt securities or loans, respectively.

Amortization of Debt Discounts. Amortization of debt discounts consists of the periodic amortization of the debt discounts associated with our various obligations.

During the three months ended September 30, 2015 and 2014, we amortized $581,260 and $1.2 million, respectively, of various debt discounts. At the time of issuance, we recorded discounts on our debt securities primarily due to the fair value of the imbedded conversion features, the fair value of any related warrants issued in conjunction with the securities and any costs incurred in issuing the security. These discounts are amortized over the term of the underlying convertible security, to expense. Any unamortized discount remaining when the security is repaid or converted is written off to expense in that period. For the nine months ended September 31, 2015 and 2014, the amortization of debt discounts are primarily related to the discounts associated with our 8% convertible promissory notes of 2012.

At September 30, 2015, the unamortized discounts for our convertible securities were approximately $2.4 million, primarily associated with our 8% convertible promissory notes of 2012. This unamortized discount is amortized to expense over the lives of the underlying convertible securities.

Change in Fair Value of Derivative Liabilities. Through September 30, 2015, we issued and sold $19.6 million of our various convertible debt securities, which gives the holders the right to convert the outstanding debt into shares of our common stock. We recorded the fair value of the conversion options on the dates of issuance as a derivative liability and recognized that amount as a discount to our convertible debt securities. We account for this derivative liability pursuant to ASC 815, and accordingly, we recognized gains of $7.3 million for the three months ended September 30, 2014, as a change in fair value of this derivative liability which was recognized in our statements of operations. For the corresponding period in 2015, there was no change in the fair value of the remaining derivative liabilities. For the nine months ended September 30, 2015 and 2014, we recognized similar gains of $1.9 million and $18.4 million, respectively as a change in fair value in our statement of operations. The fair value of this derivative liability at September 30, 2015 was estimated to be $176,000.

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

We issued warrants to the placement agents for the sale of our 10% convertible preferred stock, to purchase 58,352 shares of 10% convertible preferred stock at $10 per share. Since at issuance, the number of shares of common stock which these warrants would be exercisable into was not determinable, we recorded the fair value of the warrants at issuance, as a liability on our balance sheet and we re-value this warrant liability at each reporting date, with changes in fair value recognized in earnings each reporting period. During the three months ended September 30, 2014, we recorded the change in fair value of this derivative liability in our statement of operations as a minimal gain. For the corresponding period in 2015, there was no change in the fair value of this derivative liability The fair value of this derivative liability at September 30, 2015 was estimated to be $121.

Income Taxes

We have unused net operating loss carry forwards, which included losses incurred from inception through December 31, 2014. Due to the uncertainty that sufficient future taxable income will be recognized to realize associated deferred tax assets, no income tax benefit from inception through September 30, 2015 has been recorded.

Liquidity and Capital Resources – Nine Months Ended September 30, 2015

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

Since April 2015 and continuing, we have been actively seeking but have not received external capital. Consequently, we have (i) adjusted our capacity expansion projects, (ii) engaged in discussions with our industry partners, (iii) realigned and curtailed manufacturing activities based on existing customer obligations, and (iv) continue to actively manage our inventory to meet customer expectations and commitments and to provide operating liquidity.

At September 30, 2015 we had $5.4 million in current assets and $15.5 million in current liabilities resulting in a working capital deficit of $10.1 million. This compares to a working capital deficit of $3.0 million as of December 31, 2014.

We used $3.8 million and $7.5 million in our operating activities for the nine months ended September 30, 2015 and 2014, respectively. Our net loss for the nine months ended September 30, 2015 of $10.6 million included significant impacts of several non-cash credits and charges including the effect of the change in fair value of the derivative liabilities associated with our convertible debt securities of a credit in our statement of operations for $1.9 million which was offset by several charges to other expenses aggregating $3.8 million consisting primarily of amortization of several debt discounts and payment for interest via stock-based methods. In addition, we were able to provide operating cash by selling existing inventory at distressed prices in certain instances, which resulted in a reduction of inventory of $2.0 million.

Even though we reduced our production activities due to our liquidity situation, during the nine months ended September 30, 2015 we purchased $945,482 of equipment. If we expand production capacity in the future, we would anticipate purchasing additional production equipment.

During the three months ended March 31, 2015, we issued and sold to certain investors an aggregate principal amount of $4.4 million of our 12% secured notes. At September 30, 2015, we had $36.9 million in principal amount of debt securities and bank loans. Interest accrues on these obligations at various rates of interest, for which certain debt or loans require the payment of interest in cash and others in shares of common stock. As noted previously, $7.4 million of these debt securities matured on June 30, 2015 and an additional $2.3 million will mature on December 31, 2015.

Subsequent to September 30, 2015, we entered into an agreement with certain debt holders and investors whereby they agreed to sell back to us an aggregate of $19.7 million of debt obligations, at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital. After this debt cancellation, $2.4 million of our 12% secured notes and $0.3 million of our 12% convertible promissory notes which were due on June 30, 2015, are now due upon demand by the noteholder, and $5.9 million of various 8% convertible promissory notes have maturities beyond one year. We are in discussions with the remaining note holder regarding modification to the terms of the original debt securities. In addition, we have several bank term loans which total $4.0 million and $4.4 million with maturities of September 2017 and November 2018, respectively. There is no assurance that we will be successful with these negotiations with the note holder or any initiated with the banks and that any modifications to these debt securities will be agreed to. Our ability to pay any principal and interest on these or any other of our debt securities and to fund our planned operations, including our accounts payable balance and other liabilities, depends on our ability to raise capital. Over the past six months, we have engaged strategic, financial and legal advisors to assist us in raising additional capital.   As of the date of this Form 10-Q, there are no probable options available to us for such capital and our sole source of cash is from operations which is insufficient to maintain our operations and meet our obligations.  For this reason, we soon may be forced to further curtail manufacturing activities and/or file for bankruptcy protection.

During the nine months ended September 30, 2015, we repaid principal under the terms of a loan from a governmental organization in the amount of $65,709.

At September 30, 2015, we had $6.8 million of our 10% convertible preferred stock outstanding of which $6.1 million may not be redeemed by the holder until after December 31, 2016, pursuant to an agreement entered into between the Company and the preferred stock holders. Due to our current financial condition, Colorado law has not allowed us to redeem the balance if so requested by the preferred stock holder. Pursuant to the terms of the 10% convertible preferred stock, to date we have elected to pay our quarterly dividends in shares of our common stock, rather than in cash. Whether or not we make the same election for future quarters will have an impact on our cash balances. Subsequent to September 30, 2015, we entered into an agreement with certain preferred stock holders whereby they agreed to sell back to us an aggregate of 275,000 shares of preferred stock at a nominal price to facilitate our ability to restructure our balance sheet and raise additional capital.

At September 30, 2015, we had a working capital deficit of $10.1 million, cumulative face value of redeemable preferred stock and various debt instruments of $43.8 million, a stockholders’ deficit of $31.5 million and have accumulated losses to date of $86.2 million. Our  recurring losses from operations, negative operating cash flows and working capital deficit, raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our business plan and future operations. Our current operating plans are to (i) negotiate the maturity and other terms of certain debt securities, (ii) raise capital to fund operations, and to enhance and expand our manufacturing capacity when necessary to meet our customer commitments, (iii) continue to expand our marketing and sales capabilities to increase our pipeline of sales orders, and (iv) continue to develop innovative solutions for our customers. Although we have raised additional funds through the issuance of our various convertible promissory notes and other debt instruments, we continue to explore additional financing sources and there can be no assurance that we will achieve our financing needs at all or upon terms acceptable to us. Over the past six months, we have engaged strategic, financial and legal advisors to assist us in raising additional capital.   As of the date of this Form 10-Q, there are no probable options available to us for such capital and our sole source of cash is from operations which is insufficient to maintain our operations and meet our obligations.  For this reason, we soon may be forced to further curtail manufacturing activities and/or file for bankruptcy protection.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as a result of the material weaknesses in our internal control over financial reporting. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(i)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting regarding complex financial instruments. As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.

(ii)	Due to our small size, we do not have complete segregation of duties in certain areas of our financial reporting and other accounting processes and procedures. This control deficiency results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis.

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

The relocation of our accounting and administrative functions in 2014 to our facility in Ohio, has improved our segregation of duties and provided more checks and balances within the department. The additional accounting and administrative personnel will continue to allow for the cross training needed to support us if personnel turn-over occurs within the department. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

We believe that, when the circumstances allow, the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical accounting issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that we have a limited internal accounting staff, additional personnel will also allow for continuing improvements to our segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn-over occurs within the department. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three or nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During April 2015, we issued 557,856 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $172,935.

During April 2015, we issued 1,121,256 shares of common stock as payment of our interest on our 8% convertible notes, in lieu of cash, with a fair value on the date of issue of $347,589.

During April 2015, we issued 134,862 shares of common stock as payment of our interest on our 12% revolving credit agreement, in lieu of cash, with a fair value on the date of issue of $41,807.

During July 2015, we issued 1,409,638 shares of common stock as payment of our dividends on our 10% convertible preferred stock, in lieu of cash, with a fair value on the date of issue of $169,157.

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

Axion International Holdings, Inc.

Date: November 16, 2015	/s/ Claude Brown, Jr.
Claude Brown, Jr.
Chief Executive Officer

Date: November 16, 2015	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer

