Form 10-Q/A
period 2015-03-31
AXION INTERNATIONAL HOLDINGS, INC.
filed 2015-11-24
CIK 753048

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

EXPLANATORY NOTE

Axion International Holdings, Inc. (“Axion”, “we”, “our” or the “Company”) is filing this Amendment No. 1 to our Form 10-Q for the three months ended March 31, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2015, to amend, restate and correct our disclosure in section (a) Evaluation of Disclosure Controls and Procedures within Item 4. Control and Procedures to disclose whether our disclosure controls and procedures are effective or not effective as required by Item 307 of Regulation S-K. Except for the information specifically amended and restated in this amendment No. 1, this Form 10-Q/A does not amend any other information set forth in the referenced Form 10-Q, and the Company has not updated disclosures contained in the Form 10-Q to reflect any events that occurred at a date subsequent to May 14, 2015.

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

Axion International Holdings, Inc.

Date: November 24, 2015	/s/ Claude Brown
Claude Brown
Chief Executive Officer

Date: November 24, 2015	/s/ Donald Fallon
Donald Fallon
Chief Financial Officer